Form 10-K
period 1993-12-31
BANCTEXAS GROUP INC
filed 1994-03-28
CIK 310979

==============================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-K
(Mark one)
/X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1993

                                      OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  0-8937

                              BancTEXAS Group Inc.
             (Exact name of registrant as specified in its charter)

                   Delaware                              75-1604965
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)            Identification  Number)

              P. O. Box 802527
               Dallas, Texas                             75380-2527
  (Address of principal executive offices)               (Zip Code)

                                 (214) 701-4704
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

                                                     Name of each exchange on
                   Title of class                        which registered
                   --------------                    ------------------------

  COMMON STOCK, $.01 PAR VALUE PER SHARE             NEW YORK STOCK EXCHANGE

Securities registered pursuant to Section 12 (g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes    X    No
                                                 -------    -------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price of the Common Stock on the New York Stock Exchange on March 21, 1994, was $29,288,605. For purposes of this computation, officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers or 5% beneficial owners are, in fact, affiliates of the registrant.

As of March 21, 1994, 19,647,025 shares of the registrant's Common Stock, $.01 par value, were outstanding. Documents incorporated by reference: Portions of the Annual Report to Stockholders for the year ended December 31, 1993 are incorporated by reference into Part I and II of this report.

================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     BancTEXAS Group Inc., a bank holding company headquartered in Dallas, Texas (herein BTX or the Company), was organized as a Delaware corporation in 1978. The Company's executive office is located at 13747 Montfort Drive, Dallas, Texas. The principal function of the Company is to assist the management of its banking subsidiary which is now named BankTEXAS N.A. (herein the Bank) in asset and liability management, planning, operating policies and procedures, loan participation, personnel management, internal audit and control procedures, loan review and regulatory compliance. The Bank operates under the day-to-day management of its own officers with guidance from BTX.

     At December 31, 1993, BTX had, on a consolidated basis, total assets of $369 million, total deposits of $243 million, total loans of $168 million (net of unearned income) and total stockholders' equity of $15 million.

     For a description of the general business of BTX during the past year, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Introduction" on page 4 of BTX's 1993 Annual Report to Stockholders, which is incorporated herein by reference.

SIGNIFICANT DEVELOPMENTS IN 1993

     The most significant factor affecting the Bank's performance in 1993 was a significant reduction in the net interest margin earned. For most of the year the rates paid on deposits were level but the rates earned on loans, especially in the second half of the year, declined markedly. The principal reason for this decline is the heightened competition among lenders, principally for consumer loans, in addition to the decline in rates for mortgage and commercial loans.

     In its continuing efforts to diversify the loan portfolio, the Bank began to purchase residential mortgage loans which are held for a short period of time before their sale to permanent investors. In cooperation with a new Texas firm, the Bank is now making F.H.A. Title One home improvement loans. Both of these earn a higher rate of interest than the typical loan to purchase a motor vehicle or watercraft at this time.

     In the Fall, the Bank was approved as a member of the Federal Home Loan Bank of Dallas (the FHLB). In consideration of an investment in stock of the FHLB, the Bank is entitled to borrow significant sums on both a short-term basis and long-term basis at favorable rates. With this additional borrowing capacity, the Bank can leverage its balance sheet, thereby increasing its earning assets and profits. This strategy should also modestly increase the net interest margin of the Bank.

     In September, the Bank opened its sixth branch location. It is located in a residential area in North Dallas near the intersection of Abrams and Forest Roads in a building formerly occupied by another bank. This provides an opportunity for the Bank to again market its services and products in Dallas where its predecessor organization started doing business more than a century ago.

     The Company terminated its exposure in two major lawsuits during 1993. In June, the U.S. Fifth Circuit Court of Appeals upheld the trial court's opinion dismissing the class action lawsuit filed after the 1987 restructuring of BTX. In November, the Company and the remaining plaintiffs in a lawsuit filed in 1986 agreed to a settlement thus ending the claims which had stemmed from a 1984 private placement in which the Company had raised more than $8 million of new capital. For a full description of this settlement, see "Noninterest Expense - Litigation Settlement" in Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated by reference.

THE BANK SUBSIDIARY

     The Company conducts substantially all of its business through its Bank. The Bank has six branches to serve the public - three are in Houston, one is in McKinney (the County Seat of Collin County), one in North Dallas, and one is in Irving (a suburb of Dallas). Prior to May 31, 1992, BTX had two bank subsidiaries, BancTEXAS Houston N.A. and BancTEXAS McKinney N.A.; on that date they were merged and renamed BankTEXAS N.A. The purpose of this merger was to increase operating efficiencies and reduce the cost of operation since several functions could be combined without decreasing the level of service offered to customers.

     At December 31, 1993 the Bank's capital ratios were: leverage ratio of 4.55%; ratio of Tier I capital to risk-based assets of 7.30%; and ratio of total capital to risk-based assets of 8.55%. At December 31, 1993, the Bank had total assets of $355 million, total deposits of $243 million, total loans of $167 million (net of unearned income) and stockholders' equity of $15 million.

     BANKING SERVICES. The Bank is engaged in a variety of commercial and personal banking activities for customers in its market areas, including the acceptance of deposits for checking, savings and time deposit accounts, the making of secured and unsecured loans to corporations, individuals and others, the issuance of charge cards, the rental of safe deposit boxes, the sale of annuities and mutual funds, and the rendering of investment and financial counsel to customers. The Bank also offers special services through its Club 55 (for persons 55 years of age or older) and its Payday Club (for individuals employed by several larger corporations in the Bank's market areas).

     CONSUMER LENDING. The Bank began a program of purchasing automobile loans from new car dealers in 1988 and subsequently enhanced this program by making loans directly to consumers to purchase new and used motor vehicles. This has been a major source of new business activity in the past six years. In 1990, programs were begun whereby loans are made to consumers in order to enable them to purchase marine products and to make improvements to their primary residences. In 1991, credit card lines were again offered to bank customers. Early in 1994, the Bank began to purchase home improvement loans made under the FHA Title One Program. In 1994, it is anticipated that these consumer product lines will again generate a substantial volume of new loans, since these currently represent approximately 80% of the loans on the Bank's books.

     REAL ESTATE LOANS. The Bank makes construction and real estate development loans, as well as other loans secured by nonresidential real estate. In 1991, the Bank commenced a program emphasizing the making of interim construction loans secured by first liens on residential real estate. In 1993, the Bank began to purchase single family mortgage loans with the intent to hold these for resale. It is anticipated that this program will be expanded in 1994. Home equity loans are prohibited under Texas law.

SUPERVISION AND REGULATION

     The following discussion of statutes and regulations affecting bank holding companies and banks is only a summary and does not purport to be complete. This discussion is qualified in its entirety by reference to such statutes and regulations.

BTX and the Bank

     BTX is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act") and, as such, is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). It is required to file with the Federal Reserve Board annual reports and other information regarding its business operations and those of its subsidiaries. The Federal Reserve Board has asserted the authority under the Bank Holding Company Act to require a bank holding company such as BTX to provide capital to an undercapitalized subsidiary bank, and legislation enacted in 1991 contains provisions having a similar effect. Furthermore, the Bank Holding Company Act and the regulations thereunder limit acquisitions by a bank holding company of 5% or more of the voting shares of additional banks and companies in other businesses, and often require prior regulatory approval for those acquisitions which are permitted.
A bank holding company is generally prohibited from acquiring any company unless its business is determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto.

     BTX is also subject to periodic examinations conducted to determine its compliance with applicable statutes and regulations, its financial condition, and other aspects of its operations. These examinations are conducted by the Federal Reserve Bank of Dallas on behalf of the Federal Reserve Board.

     The Federal Reserve Act imposes restrictions on loans and other transactions between the Bank and BTX or any of BTX's other subsidiaries. These restrictions require, among other things, that all transactions between the Bank and the Company or its nonbank subsidiaries be on substantially similar terms as comparable transactions between the Bank and nonaffiliated enterprises. BTX is also subject to certain restrictions with respect to engaging in the securities business and in businesses not deemed "closely related" to banking.

     The Bank is chartered under the National Bank Act of 1864, and it is subject to regulation, supervision and examination by the Comptroller of the Currency and to regulations promulgated by both the Federal Reserve Board and the FDIC. The FDIC insures all deposits held by the Bank up to, in general, a maximum of $100,000 for each insured depositor.

     The operations of the Bank are also subject to numerous laws and regulations relating to the extension of credit and making of loans to individuals. Such laws include the Federal Consumer Credit Protection Act, which regulates, among other things, disclosure of credit terms, credit advertising, credit billing and collection, and expansion of credit, and the Texas Consumer Credit Code and Texas Consumer Protection Code, which regulate, among other things, interest rates, disclosure of credit terms and practices relating to the extension and collection of loans. In addition, remedies to the borrower and penalties to the lender are provided for failure of the lender to comply with such laws and regulations. The scope and requirements of such laws and regulations have been expanded significantly in recent years.

     The enactment of two recent federal statutes, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), has significantly affected the banking industry generally and will have an ongoing effect on both BTX and the Bank in the foreseeable future.

     FIRREA restructured both the deposit insurance system and the regulation of savings institutions, and it contains numerous provisions affecting banks. This legislation also includes several provisions that relate to bank holding companies including those described herein and numerous other provisions.
Among the more significant of the changes, the Bank Insurance Fund of the FDIC was established to insure bank deposits, and the FDIC has increased the premiums which must be paid by banks over the next several years. FIRREA also provides for cross-guarantees for commonly controlled banks and thrifts. If the FDIC incurs a loss in connection with the default of an insured bank or thrift, any other commonly controlled depository institution may be required to reimburse the FDIC for the loss. Other important changes in banking law and regulation made by FIRREA include enhanced supervisory and enforcement powers for the federal banking regulatory agencies, creation of the Resolution Trust Corporation to dispose of failed savings institutions and their assets, and broadened authority for bank holding companies to acquire savings institutions.

     FDICIA increased the resources available to the FDIC for the resolution of bank failures and imposed substantial new supervisory and regulatory measures on the banking industry, particularly troubled banks. It also added substantial new enforcement mechanisms for financial institutions which do not meet capital levels specified in regulations adopted pursuant to FDICIA.

     FDICIA required the three federal bank regulatory agencies to establish five classifications for insured depository institutions, ranging from "well capitalized" to "critically undercapitalized", based primarily on leverage and risk-based capital requirements for institutions within the agencies' respective jurisdictions. The regulatory agencies are authorized, in their discretion, to establish additional capital requirements as to particular institutions.

     Any institution not meeting applicable capital requirements is deemed "undercapitalized" and the institution's primary regulator could determine that at a particular lower level of capital, an institution is "significantly undercapitalized." An institution would be "critically undercapitalized" if its capital falls below the "critical capital level," defined in regulations adopted in 1992 within certain parameters set in the 1991 Act. The "critical" capital level must require institutions to maintain a ratio of at least 2% Tier I capital to assets, but the ratio established as a critical capital level may not exceed 65% of the leverage capital requirement applicable to the institution, except that an institution could be treated as critically undercapitalized at a higher capital level if it is determined to be in an unsafe or unsound condition.

     If the Bank were to fail to maintain the level of capital required under the leverage or risk-based standards or under any new standards which might be adopted, it would be considered to be "undercapitalized" and subject to certain sanctions described below.

     FDICIA provides that an undercapitalized institution will be required to submit to the appropriate regulatory agency a capital restoration plan and will be subject to restrictions on operations, including prohibitions on branching, engaging in new activities, paying management fees, making capital distributions such as dividends, and increasing its assets and liabilities, without regulatory approval. Moreover, a company controlling an undercapitalized depository institution will be required to guarantee its subsidiaries' compliance with the capital restoration plan up to an amount equal to the lesser of 5% of such an institution's assets or the amount of the capital deficiency when such an institution first fails to meet the plan. Restrictions on loans to undercapitalized institutions from the Federal Reserve Banks also apply.

     Significantly or critically undercapitalized institutions and undercapitalized institutions that do not submit and comply with capital restoration plans acceptable to the applicable regulatory agency will be subject to numerous potential restrictions on their operations and intervention in their management decisions by applicable regulatory agencies, as well as limitations on compensation of senior officers. In addition to the foregoing, a critically undercapitalized institution would be subjected to more severe restrictions and supervision. FDICIA further requires the appointment of a conservator or receiver within 90 days after an institution becomes critically undercapitalized.

     The regulatory agencies are also required to adopt uniform capital and accounting rules requiring, where practicable, supplemental disclosure of "mark-to-market" valuation of assets and liabilities and of contingent assets and liabilities. The FDIC is required to develop deposit insurance premiums which are based on the level of risk determined by the regulatory agencies to be present in particular institutions, as discussed further below under "FDIC Insurance Premiums."

     FDICIA also provides for numerous other regulatory changes, including expanded roles for audit committees and independent auditors, particularly in larger financial institutions; additional regulatory reporting; consumer low- and moderate-income lending and deposit programs; and periodic review and updating of applicable standards. In addition, the FDIC was granted new authority to adopt minimum standards for various aspects of the operations of depository institutions, including asset quality, earnings, compensation arrangements and other matters. Pursuant to this authority, the FDIC may consider adopting proposals which could significantly influence the banking industry, although the impact of these proposals is expected to be most severe on institutions which fail to meet applicable capital requirements or are otherwise regarded by regulatory agencies as in an unsatisfactory condition.

Regulations Governing Capital

     Both BTX and the Bank are subject to risk-based and leverage capital requirements, which are administered, respectively, by the Federal Reserve Board and the OCC.

     See Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" on page 22 of BTX's 1993 Annual Report to Stockholders, which is incorporated herein by reference.

FDIC Insurance Premiums

     The Bank and the industry as a whole are subject to increased FDIC deposit insurance premiums. Effective July 1, 1991, the FDIC increased deposit insurance premiums to 23 cents per $100 of deposits from 19.5 cents in the first half of 1991, 12.0 cents in 1990 and 8.3 cents prior thereto. Under FIRREA, the FDIC is authorized to charge varying premiums to different categories of banks depending on risk assessment factors (particularly capital ratios) and to set the annual premiums for depository institutions as high as determined necessary to assure stability of the insurance fund, thus eliminating the maximum annual increase of 7.5 cents and the prior overall cap of 32.5 cents per $100 of deposits. The deposit insurance premium rate currently paid by the Bank is 29 cents per $100 of deposits. Until this rate is lowered, the Bank's earnings will be adversely affected as compared with banks having lower premium rates.

Acquisitions and Branch Banking; Community Reinvestment Act Requirements

     Since 1988 both commercial banks and savings institutions have had unlimited branch banking privileges in Texas, subject to the prior approval of an institution's primary federal and/or state regulatory authority. As a result, acquisitions of banks by other banks or bank holding companies are frequently structured so as to eliminate the separate bank charters of acquired banks, converting some or all of them into branch banks; furthermore, banking organizations operating in Texas now have the option of opening additional branch offices as an alternative to acquiring additional banks, thrift institutions or holding companies.

     Proposals to revise the Community Reinvestment Act ("CRA"), which imposes requirements on insured financial institutions with respect to lending to members of low- and moderate-income groups within their respective service areas, are likely to be a focal point of both legislative and regulatory attention in the next few years. The Clinton Administration has requested that the four bank and thrift regulatory agencies adopt new requirements, and proposed new rules have recently been published for comment by the four agencies.

     Traditionally, issues under CRA have been emphasized during regulatory consideration of bank acquisition transactions and attempts to establish new branch offices, and the regulatory agencies have within the past year more frequently required acquiring institutions to make commitments with regard to low-income and minority lending and/or investment as part of the process of obtaining necessary regulatory approvals. In certain cases, regulatory approval of a proposed transaction has been denied based upon an unsatisfactory rating of the acquirer under CRA.

     The Comptroller of the Currency announced in 1993 a major revision of the CRA regulations applicable to all national banks. Although it is not possible to predict the exact form of the changes which will be made, it is widely expected that all banks and thrift institutions will be required to comply with more stringent and possibly more expensive requirements in this area. These changes may impede or change the process by which an institution such as the Bank is able to grow through acquisition and/or opening new branch offices, and they could also affect any possible acquisition by BTX and the Bank.

Interstate Banking

     As a result of a 1989 amendment to the Texas Banking Code and in conjunction with the Bank Holding Company Act, BTX is now legally able to acquire or establish banks in any state of the United States if that state's laws permit the acquisition or establishment of such banks. However, the Board of Directors has not at this time made any plans to acquire or establish banks in any state other than Texas.

     Proposals to greatly expand the powers of financial institutions to operate on a nationwide basis, removing most of the existing restrictions, have been debated but not yet enacted by Congress. Congress is currently considering such a proposal, which has been approved by committees in both the U.S. Senate and the

House of Representatives and is reported to have substantial support. It is not possible to predict the terms of such legislation, if enacted, or its effect on BTX or the Bank.

Usury Laws

     The maximum legal rate of interest that a bank may charge on a loan depends on a variety of factors such as the type of borrower, purpose of the loan, amount of the loan, and date that the loan is made. There are several different state and federal statutes that set maximum legal rates of interest for various lending situations. If a loan qualifies under more than one statute, a bank may often charge the highest rate for which the loan is eligible.

     Certain federal statutes partially preempt state usury laws. They remove, among other things, the state usury limitations on certain first lien residential real property loans made by certain federally related lenders including the Bank. Usury law interest ceilings can have substantial adverse effects on a bank's ability to lend money at profitable rates in periods when interest rates and costs of funds to the bank are high, both in absolute terms and relative to competitors. Moreover, because some competitors of the Bank are located outside of Texas and are subject to more favorable interest rate regulation or no interest rate regulation at all, they may be able to lend funds to potential customers of the Bank at higher rates of interest.

Environmental Laws

     Many federal, state and local governmental authorities have enacted or adopted provisions regulating the discharge of materials into the environment and otherwise relating to the protection of the environment. In this regard, under the Comprehensive Environmental Response Compensation and Liability Act and under other laws enacted by various states and other governmental authorities, the costs of the clean-up of hazardous substances can be recovered. These laws have greatly expanded the potential liability of banks for hazardous waste clean-up costs. Management evaluates the potential liability of the Bank when considering a loan and before any action is taken to foreclose on a property. The Bank believes that it has not violated any provisions regulating the discharge of materials into the environment, and no capital expenditures are planned for environmental control facilities. Neither BTX nor the Bank has been notified that it is liable for any hazardous substance clean-up costs.

Proposed Legislation

     Numerous other legislative proposals affecting the banking industry have been proposed from time to time. Such proposals include: nationwide branching by all categories of depository institutions; limitations on investments that an institution may make with insured funds and on permissible activities of such institutions; regulation of all insured depository institutions by a single regulatory agency or a reduction in the number of separate bank regulatory agencies; permitting ownership of banks by commercial enterprises; limitations on the number of accounts protected by the federal deposit insurance funds; reduction of the $100,000 coverage limit on deposits; and changes in the duties of depository institutions under community reinvestment laws. Any such proposals, if enacted, could materially affect the Company and the Bank by changing the regulatory environment in which they operate and/or by increasing competition for banking and financial services. It is uncertain which, if any, of the proposals may ultimately become law.

Other Regulations

     In addition to the foregoing requirements, the OCC and the other federal bank regulatory agencies have very broad authority in supervising numerous aspects of the business of both BTX and the Bank. If BTX or the Bank were to become unable to meet applicable capital requirements or the requirements of other regulations, one or more of the federal bank regulatory agencies would have the authority to take additional supervisory actions or impose sanctions or operational and reporting requirements, some of which could adversely affect the ability of BTX and the Bank to operate profitably.

GOVERNMENT FISCAL AND MONETARY POLICIES

     The commercial banking business is affected not only by general economic conditions but also by the monetary policies of the Federal Reserve Board. Some of the instruments of monetary policy available to the Federal Reserve Board are changes in the discount rate on member bank borrowings, the availability of borrowings at the "discount window", open market operations, the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates, and the placing of limits on interest rates that member banks may pay on time and savings deposits. These policies influence, to a significant extent, the overall growth of bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits.

     In the past, the monetary policies of the Federal Reserve Board have had a significant effect on the operating results of commercial banks and, therefore, bank holding companies. Such policies are expected to continue to have a significant effect in the future. The effect, if any, of such policies on the future business and earnings of the Company and the Bank cannot be predicted.

THE TEXAS ECONOMY AND BANKING INDUSTRY

     The banking industry and BTX are affected by general economic conditions, at both the national and state levels, such as inflation, recession, unemployment and numerous other factors beyond the Company's control. For a number of years, beginning in 1985, the Texas economy passed through a severe decline, especially in the energy and real estate sectors. All banks in Texas faced the results of the general economic downturn that affected the state and its businesses. Many of these banks were so severely affected by the significant increase in the nonperforming loans caused by this downturn that they failed. As a result, the federal regulators caused or assisted other larger banking institutions, many of them headquartered outside of Texas, to acquire the failed banks. This has markedly changed the nature of the banking industry in Texas after 1987 from a system made up of more than 1,000 unit banks, many of which were small and geared to serving a limited geographic market, to today's structure which has five or six "giants", each of which operates 50 to 300 branches, plus a small tier of banks having less than $1 billion of assets and approximately 600 small community banks each with total assets of less than $100 million.

     In 1993, several signs of economic improvement were noted in Texas as the unemployment rate and the number of bankruptcies and foreclosures began to decline. In addition, consumer loan demand remained strong. Prices for many types of real estate appear to have finally stabilized; others continue to lose value as a result of pressures generated as the federal regulators continue to sell the numerous parcels of real estate which they had acquired from failed financial institutions. Vacancy rates for office space in Texas are some of the highest in the nation. Although improving, the oil and gas industry continues to suffer because of the lack of a comprehensive "National Energy Policy." The defense industry in Texas which has suffered cutbacks recently appears likely to see additional budget trimming in the future. For several years Texas has experienced a diversification in its economy as technology firms have expanded or established new plants. Cutbacks in government spending such as the cancellation of the Super Collider project have dampened the recovery. In general, the Texas economy appears to be slowly improving, somewhat paralleling the national economy.

     The management of the Company is cautiously optimistic that economic conditions in Texas in 1994 are more likely to improve than to worsen.

COMPETITION

     The Company and the Bank operate in an environment that has become increasingly competitive in recent years. In the past few years other financial institutions not subject to the same regulatory restrictions as banks have begun to compete more vigorously for a share of the market. In Texas, thrift institutions have been allowed to establish statewide branch offices to take deposits, while banks were not granted the ability to establish branch offices until 1988. In the past five years, large bank holding companies headquartered outside of Texas have acquired the assets of numerous sizeable Texas banks and thrifts, sometimes with financial assistance from the FDIC. These institutions have numerous advantages, including but not limited to larger capital resources, that the Company does not have.

     The Bank competes actively in the Houston, Dallas, and McKinney markets with other commercial banks located in Texas, and Texas-based offices of major money market center banks for various types of deposits, loans, and other financial services. In addition, in the conduct of certain aspects of its banking business, the Bank competes with insurance companies, savings and loan associations, credit unions, captive finance companies owned by motor vehicle manufacturers, leasing companies, mortgage companies, certain governmental agencies and other financial services companies. Many of the banks and other financial institutions with which the Bank competes have capital resources and legal loan limits substantially in excess of the capital resources and legal loan limits of the Bank.

EMPLOYMENT

     On March 15, 1994, the Company and the Bank employed 170 persons, none of whom are covered by a collective bargaining agreement. The Company and the Bank consider their respective employee relations to be good.

ITEM 2.  PROPERTIES

     The Company currently conducts its business from leased offices located at 13747 Montfort Drive, Dallas, Texas which contain approximately 16,000 square feet. The Bank occupies six branch locations. The Bank owns four banking facilities. The first located at 321 North Central Expressway in the City of McKinney contains 51,216 square feet, 10,751 square feet of which is occupied by the Bank and the remainder is leased to unrelated parties. The second located at 2010 North Main Street in the City of Houston contains 17,061 square feet all of which is occupied by the Bank. The third located at 2101 Gateway Drive in the City of Irving contains 7,784 square feet all of which is occupied by the Bank. The fourth located at 8820 Westheimer Road in the City of Houston contains 30,444 square feet all of which is occupied by the Bank. The Bank leases its two remaining locations: the Allen Parkway Branch in the City of Houston in a multistory office building at 2929 Allen Parkway where it occupies 4,922 square feet and a free-standing building containing 5,568 square feet located at 9605 Abrams Road in the City of Dallas. The Bank leases additional tracts of land used for parking and drive-in facilities. The Company believes that these premises are adequate for its present operations.

     Aggregate annual rental payments (net of rental income received by BTX and the Bank) for all premises during the fiscal year ended December 31, 1993 was $142,271.

ITEM 3.  LEGAL PROCEEDINGS

     In addition to the pending litigation described in Note 16 to the consolidated financial statements contained in BancTEXAS Group Inc.'s 1993 Annual Report to Stockholders, which is incorporated herein by reference, there are various other claims and pending actions against BTX and the Bank, which are routine and incidental to their businesses, with regard to matters arising out of the conduct of their businesses, including a number of lender liability claims filed against the Bank in defense of suits brought by the Bank to collect loans and otherwise enforce their rights under loan documents. Nevertheless, it is the opinion of management of BTX that the ultimate liability, if any, resulting from such claims and pending actions will not have a material adverse effect on the financial position, results of operations or liquidity of BTX.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     BTX has one class of stock, its common stock par value $.01 per share (the "Common Stock"). The Common Stock is listed on the New York Stock Exchange
(NYSE) under the symbol "BTX". Continued listing on the NYSE of the Common Stock is subject, among other things, to the financial eligibility and distribution requirements of the NYSE. Set forth below are the closing high and low sale prices for the Common Stock on the NYSE as reported by the NYSE Composite Transactions Tape during the calendar periods indicated. These prices are in dollars and are recorded to the nearest 1/16.

                                                         High          Low
                                                       -------      --------
    1992:
       1st Quarter.............................        $ 2 7/8      $   7/16
       2nd Quarter.............................          2 3/4        1 3/4
       3rd Quarter.............................          2 1/8        1 3/8
       4th Quarter.............................          1 7/8        1 1/4

    1993:
       1st Quarter.............................          2 7/8        1 3/4
       2nd Quarter.............................          2 1/2        1 7/8
       3rd Quarter.............................          2            1 1/2
       4th Quarter.............................          1 3/4        1 1/4

    1994:
       January 1, 1994 to March 18, 1994.......          1 3/4        1 3/8

STOCKHOLDERS

     There were approximately 6,200 holders of record of Common Stock as of March 1, 1994. This number does not include individual participants in security position listings such as those held by clearing agencies.

DIVIDENDS

     In January 1985, the Board of Directors of BTX suspended payment of the quarterly dividends on the Common Stock. As a bank holding company, BTX's ability to pay dividends is a function of regulatory requirements and the dividend payments received by it from the Bank. The Company is currently restricted from paying any dividends due to a deficiency in retained earnings and pursuant to the FDIC Agreement. See "Item 1. BUSINESS -- Significant Developments in 1993."

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this item is incorporated herein by reference from Table 1 on page 5 of BTX's 1993 Annual Report to Stockholders "Management's Discussion and Analysis of Financial and Results of Operations" under the caption "Results of Operations."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is incorporated herein by reference from pages 4 through 27 of BTX's 1993 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this item is incorporated herein by reference from pages 29 through 60 of BTX's 1993 Annual Report to Stockholders under the captions "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Changes in Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," "Independent Auditors' Report" and "Quarterly Consolidated Statements of Operations."

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

BOARD OF DIRECTORS

     Each member of the Board of Directors serves until the next Annual Meeting of Stockholders or until his successor has been duly elected and qualified.
The Board of Directors of BTX as of March 15, 1994 was as follows:

     Richard L. Brown, 55, has been the President and Chief Executive Officer of Houston General Insurance Group Inc. in Fort Worth, Texas since 1986.
Mr. Brown has served as a director of BTX since July 1987.

     Nathan C. Collins, 59, was elected Chairman of the Board, President and Chief Executive Officer of BTX effective November 1, 1987. Prior to that time, Mr. Collins served in various executive capacities with Valley National Bank of Arizona, including Executive Vice President, Manager of Asset/Liability Management Group and Senior Credit Officer. Mr. Collins has served as a director of BTX since November 1987.

     Charles A. Crocco, Jr., 55, has been a partner in the law firm of Lunney, Crocco, DeMaio & Camardella, P.C., in New York City since 1968. He is a director of The Hallwood Group Incorporated (merchant banking) since January 1981 and a director of Showbiz Pizza Time, Inc. (restaurant chain) since January 1988. Mr. Crocco has served as a director of BTX since April 1988.

     Joseph J. Leszczynski, 62, has been Chairman of the Board of T.E.L. Associates, Inc. (management consulting) since December 1990; from April 1986 until December 1990 he was the Chairman of the Board and Chief Executive Officer of Optic-Electronics Corporation (night vision devices).
Mr. Leszczynski has served as a director of BTX since July 1987.

     Thomas A. Stanzel, 64, who lives in Dallas, Texas is a private investor. Mr. Stanzel has served as a director of BTX since July 1987.

     Edward T. Story, Jr., 50, is President and Chief Executive Officer of SOCO International, Inc., a majority-owned subsidiary of Snyder Oil Corporation, engaged in international oil and gas operations since August 1991; from August 1990 until August 1991, he was Chairman of Thaitex Petroleum Company (oil and gas exploration and production); from August 1981 to August 1990, he was Vice Chairman and Chief Financial Officer of Conquest Exploration Company (oil and gas exploration and production). He has served as a director of Hi-Lo Automotive, Inc. (auto parts) since 1987. Mr. Story has served as a director of BTX since July 1987.

EXECUTIVE OFFICERS

     The executive officers of the Company as of March 15, 1994, were as follows:

     Nathan C. Collins, 59, was elected Chairman of the Board, President and Chief Executive Officer of the Company effective November 1, 1987. Since November 1987, Mr. Collins has served as Chairman of the Board of the Bank and its predecessors. In April 1992 he was elected President and Chief Executive Officer of the Bank. Prior to 1987, Mr. Collins served as an executive officer of Valley National Bank of Arizona for more than ten years.

     Richard H. Braucher, 57, was elected Senior Vice President of the Company in July 1981. Prior to that time, Mr. Braucher served as a Vice President of the Company in addition to his present role as both General Counsel to and Secretary of the Company and the Bank. Mr. Braucher has been with the Company since 1979.

     D. Kert Moore, 46, joined the Company in January 1983. Mr. Moore served as Senior Vice President, Controller and Cashier of BancTEXAS Dallas from October 1985 until January 1990. Mr. Moore was elected Controller, Treasurer and Chief Accounting Officer of BancTEXAS Group in February 1990. He was elected Chief Financial Officer of BTX in April 1992. He has also served as Senior Vice President and Controller of the Bank since 1990 and was elected Chief Financial Officer and Cashier of the Bank in April 1992.

SENIOR MANAGEMENT

     The senior management of the Bank as of March 15, 1994, included:

     Nathan C. Collins, 59, was elected Chairman of the Board of the Bank (and its predecessors) in November 1987. In April 1992 he was elected President and Chief Executive Officer of the Bank.

     David F. Weaver, 46, served as President and Chief Executive Officer of BancTEXAS Houston N.A. from January 1988 until April 1992. In April 1992 he was elected a Regional President of the Bank. Prior to 1988, Mr. Weaver served as an executive officer of Valley National Bank of Arizona for more than ten years.

     Allen R. Sanderson, 41, served as President and Chief Executive Officer of BancTEXAS McKinney from September 1990 until April 1992. In April 1992 he was elected a Regional President of the Bank. Mr. Sanderson was a Vice President of Hibernia National Bank in Texas from January 1990 to September 1990 and a Vice President of BancTEXAS Dallas from September 1988 to January 1990.

     Kathryn Aderman, 48, joined BTX in February 1991 as Vice President for Administration of the Bank. She was elected to the additional position of Director of Human Resources of the Bank in October 1991. Prior to joining the Bank, she was employed in various capacities by Team Bank, Houston and its predecessors for 17 years.

     Richard H. Braucher, 57, was elected a Senior Vice President of the Bank in 1981. He has also served as General Counsel to and Secretary of the Bank since 1979.

     Jerry V. Garrett, 53, joined BTX in April 1988 as Senior Vice President for Consumer Lending and held that title until March 1992. He has served since April 1988 as President of BancTEXAS Services Inc. (which is now a subsidiary of the Bank) and since February 1990 as a Senior Vice President of the Bank in charge of consumer lending.

     Patrick H. Hazelip, 35, joined BTX in June 1986. He served as Director of Audit from June 1986 until August 1990. From August 1990 until March 1992 he served as Vice President and General Auditor of the Company. In March 1992 he was elected Vice President and General Auditor of the Bank.

     Dennis J. Lewis, 42, joined BTX in March 1989. From March 1989 until February 1992 he was a Senior Vice President of BTX. He was elected a Senior Vice President of the Bank in charge of operations in March 1992. Since March 1989 he has been Executive Vice President of BancTEXAS Services Inc. Prior to that time, Mr. Lewis was a Vice President of First City Savings Association from March 1988 to March 1989.

     D. Kert Moore, 46, has served as a Senior Vice President and Controller of the Bank and its predecessors since 1985. He has also served as Chief Financial Officer and Cashier of the Bank since April 1992.

     James W. Parmley, 51, joined the Bank in May 1988 as Vice President and Manager of Dealer Finance. In July 1990 he was also named Manager of Consumer Lending.

     John G. Sprengle, 36, joined BancTEXAS Dallas as a Vice President in January 1988 and served in that position until January 1990. Mr. Sprengle served as a Senior Vice President and Chief Credit Officer of the Company from February 1990 until December 1991. He has served as a Senior Vice President and Chief Credit Officer of the Bank since February 1990.

     Roger M. Storkamp, 46, joined BTX in October 1987. From October 1987 until February 1989, he was a Vice President of BancTEXAS Dallas. From February 1989 until February 1990, he served as Vice President and Manager of Commercial Loan Operations for BancTEXAS Services. Mr. Storkamp served as Senior Vice President - Loan Review of the Company from February 1990 until December 1991. He has served as a Senior Vice President of the Bank since January 1992.

FAMILY RELATIONSHIPS

     There is no family relationship between any of the directors and any executive officer of BTX or its subsidiaries.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding compensation earned during the year ended December 31, 1993, and specified information with respect to the two preceding years, to the chief executive officer and each of the four other most highly compensated executive officers of BTX, as determined based upon salary and bonus earned during 1993.

                     SUMMARY COMPENSATION TABLE FOR YEAR ENDED DECEMBER 31, 1993

                                                                      Long-Term Compensation
                                                              -----------------------------------
                           Annual Compensation                           Awards           Payouts
                 -----------------------------------------    -----------------------------------
(a)              (b)       (c)        (d)         (e)             (f)            (g)        (h)       (i)
                                                                              Securities
                                                  Other                       Underlying
Name and                                         Annual        Restricted      Options/    LTIP     All Other
Principal                 Salary     Bonus    Compensation    Stock Award(s)     SARs     Payouts  Compensation
Position         Year      ($)        ($)        ($)(1)           ($)            (#)        ($)      ($)(2)
- ---------        ----    -------    ------    ------------    -------------   ----------  -------  ------------
Nathan C.        1993    250,000     -0-           N/A            none         none       none         899
Collins,
Chairman         1992    250,000    23,200         N/A            none         none       none       1,000
of the Board,
President &      1991    250,000    25,000         N/A            none         none       none        N/A
Chief Executive
Officer of BTX

David F.         1993    107,500     -0-           N/A            none         none       none         840
Weaver,
Regional         1992    107,500    10,750         N/A            none         none       none       2,942
President -
South of         1991    107,500    10,750         N/A            none         none       none        N/A
BankTEXAS N.A.

Richard H.       1993     91,800     -0-           N/A            none         none       none         459
Braucher,
Senior Vice      1992     91,800     9,180         N/A            none         none       none        -0-
President,
Secretary &      1991     91,800     9,180         N/A            none         none       none        N/A
General
Counsel of BTX

Jerry V.         1993     90,000     5,000         N/A            none         none       none         473
Garrett,
Senior Vice      1992     90,000     9,000         N/A            none         none       none         900
President -
Consumer         1991     90,000     9,000         N/A            none         none       none        N/A
Lending of
BankTEXAS N.A.

John G.          1993     84,500     -0-           N/A            none         none       none         899
Sprengle,
Senior Vice      1992     84,500     8,450         N/A            none         none       none       1,743
President &
Chief Credit     1991     84,500     8,450         N/A            none         none       none        N/A
Officer of
BankTEXAS N.A.

____________________
     (1) No response is required for years prior to 1992. For 1993 the total of all other annual compensation for each of the named officers is less than the amount required to be reported, which is the lesser of (a) $50,000 or (b) ten percent (10%) of the total of the annual salary and bonus paid to that person in 1993.

     (2) No response is required for years prior to 1992. All items reported are BTX's matching contribution to the 401(k) Plan for the year indicated except that in 1992 the total for Mr. Weaver is comprised of $1,592 as relocation assistance to cover mortgage rate differential and $1,350 as BTX's contribution to the 401(k) Plan.

OPTION GRANTS DURING 1993

     The following table is for the purpose of providing information pertaining to options granted, if any, to each of the named executive officers during the year ended December 31, 1993.

                            OPTION/SAR GRANTS TABLE


                         Options/SAR Grants in Fiscal Year Ended 12-31-93
                         ------------------------------------------------
                                                                  Potential Realizable
                                                                  Value at Assumed
                                                                  Annual Rates of
                                                                  Stock Price          Alternative to (f)
                                                                  Appreciation for     and (g):  Grant
                         Individual Grants                        Option Term          Date Value
                         ------------------------------------------------------------------------------------
(a)              (b)        (c)          (d)        (e)           (f)         (g)      (h)

                 Number of   % of Total
                 Securities  Options/
                 Underlying  SARs
Name             Options/    Granted to   Exercise
and              SARs        Employees    or Base
Principal        Granted     in Fiscal    Price      Expiration                         Grant Date Present
Position           (#)       Year         ($/Sh)        Date       5% ($)      10% ($)       Value ($)
- ---------        ---------   ---------    --------   ----------    ------      -------  ------------------
Nathan C.        none
Collins,
Chairman
of the Board,
President &
Chief Executive
Officer of BTX

David F.         none                            BECAUSE THERE WERE NO STOCK
Weaver,
Regional                                         OPTIONS GRANTED DURING 1993
President -
South                                            THERE IS NO DATA TO BE
BankTEXAS N.A.
                                                 DISCLOSED IN THIS TABLE.
Richard H.       none
Braucher,
Senior Vice
President,
Secretary &
General
Counsel of BTX

Jerry V.         none
Garrett,
Senior Vice
President -
Consumer
Lending of
BankTEXAS N.A.

John G.          none
Sprengle,
Senior Vice
President &
Chief Credit
Officer of
BankTEXAS N.A.

OPTION EXERCISES DURING 1993 AND YEAR-END OPTION VALUES

     The following table indicates the number of options, if any, exercised by the named executive officers during the year ended December 31, 1993 and the number and value of options held as of December 31, 1993. BTX does not have any outstanding stock appreciation rights.

                   OPTION EXERCISES AND YEAR-END VALUE TABLE


                          Aggregated Option Exercises in Fiscal Year Ended 12-31-93, and FY-End Option Value
                          ----------------------------------------------------------------------------------
(a)                   (b)                     (c)                 (d)                   (e)
                                                                  Number of             Value of Unexercised
                                                                  Unexercised           In-the-Money
                                                                  Options at            Options at
Name and                                                          FY-End (#)            FY-End ($)
Principal             Shares Acquired         Value Realized      Exercisable/          Exercisable/
Position              on Exercise (#)             ($)(1)          Unexercisable         Unexercisable
- ---------             ---------------         --------------      -------------         -------------
Nathan C.                 100,000                $125,000         900,000 shares        $1,237,500
Collins,                                                          exercisable/
Chairman                                                          none -
of the Board,                                                     unexercisable
President &
Chief Executive
Officer of BTX

David F.                    none                    none          75,000 shares           $103,125
Weaver,                                                           exercisable/
Regional                                                          none -
President -                                                       unexercisable
South
BankTEXAS N.A.

Richard H.                 25,000                 $50,000         50,000 shares            $68,750
Braucher,                                                         exercisable
Senior Vice                                                       none -
President,                                                        unexercisable
Secretary &
General
Counsel of BTX

Jerry V.                   30,000                 $33,750         45,000 shares            $61,875
Garrett,                                                          exercisable
Senior Vice                                                       none -
President -                                                       unexercisable
Consumer
Lending of
BankTEXAS N.A.

John G.                    14,000                 $35,000         61,000 shares            $83,875
Sprengle,                                                         exercisable
Senior Vice                                                       none -
President &                                                       unexercisable
Chief Credit
Officer of
BankTEXAS N.A.

____________________
    (1) Value realized is before applicable taxes, based on the difference between the exercise price and the closing prices on the dates of exercise.

     There is no Long-Term Incentive Plan Awards Table in this Report because BTX does not currently have a plan of that nature.

DIRECTOR COMPENSATION

     During 1993 each director of BTX (except Mr. Collins who was not paid for his service as a director) was paid $5,000 as an annual retainer and was paid $750 for each meeting of the Board of Directors which he attended. In addition, the chairman of each committee was paid an annual retainer of $2,000 and each member of a committee was paid $500 for each committee meeting which he attended. Also, directors traveling more than 75 miles to attend a meeting were reimbursed for their actual travel expenses. On September 5, 1990, the Company entered into a consulting agreement with Director Edward T. Story, Jr., whereby he is, when requested by the Chairman of the Board, obligated to assist with certain capital formation projects. Pursuant to this agreement Mr. Story was paid $1,000 in 1992 and zero in 1993.

BTX EMPLOYEE BENEFIT PLANS

     BTX maintains various employee benefit plans. Directors are not eligible to participate in such plans (except the 1990 Stock Option Plan) unless they are also employees of BTX or one of its subsidiaries.

     PENSION PLAN. The BancTEXAS Group Inc. and Subsidiaries' Employees Retirement Plan (the "Pension Plan") is a noncontributory, defined benefit plan for all eligible officers and employees of BTX and its subsidiaries. Benefits under the Pension Plan are based upon annual base salaries and years of service and are payable only upon retirement or disability and, in some instances, at death. An employee is eligible to participate in the Pension Plan after completing one year of employment if he or she was hired before attaining age 60, is at least 21 years of age and worked 1,000 hours or more in the first year of employment. A participant who has fulfilled the eligibility and tenure requirements will receive, upon reaching the normal retirement age of 65, monthly benefits based upon average monthly compensation during the five consecutive calendar years out of his or her last ten calendar years that provided the highest average compensation.

     BTX utilizes the unit-credit cost method to compute its annual contribution requirements under the Pension Plan. Under this method, past-service costs are aggregated to determine the total past-service cost of the Pension Plan. The excess of the total past-service cost over the assets of the Pension Plan equals BTX's unfunded past-service cost, which is funded over a period of years in accordance with regulations of the Internal Revenue Service. Because this method determines Pension Plan costs in the aggregate, costs have not been allocated to the individuals in the Cash Compensation Table.

     Effective December 1, 1986, the Board of Directors of BTX amended the Pension Plan to provide: (1) that all persons in the Pension Plan would be vested with the number of service years actually credited by December 31, 1986, regardless of the number of years they had participated in the plan; and (2) that all persons qualifying to participate in the Pension Plan after December 1, 1986, would become 100% vested after five years of service.

     The following table sets forth, based upon certain assumptions, the approximate annual benefits payable under the Pension Plan at normal retirement age to persons retiring with the indicated average base salaries and years of credited service:

     Highest Consecutive Five                   Approximate Annual Benefit at
     Year Average Base Salary                     Retirement with Indicated
     During Final Ten Years                     Years of Credited Service (1)
     ------------------------                   -----------------------------
                                                   10               20
                                                 -------          ----------
            $100,000    .....................    $14,700          $29,400
             150,000    .....................     22,200           44,400
             200,000    .....................     29,700           59,400
             235,840 (2).....................     35,076           70,152

____________________
     (1) These benefits are not subject to deduction for social security, but are subject to withholding for federal income tax purposes.

     (2)  Maximum annual retirement income of $115,641 is permitted under section 415 of the Internal Revenue Code, as amended. Under section 401A17, the maximum compensation allowed for retirement benefit computations is $235,840.

     The amount of current annual covered compensation and the credited years of service under the Pension Plan at December 31, 1993, for each of the five most highly compensated executive officers of BTX set forth above in the Compensation Table are as follows:

                                   Current Annual
                                    Compensation           Credited Years
                                   Covered by the          of Service at
        Name of Individual          Pension Plan          December 31, 1993
        ------------------         --------------         -----------------
     Nathan C. Collins.........       $235,840                     6
     David F. Weaver...........        107,500                     6
     John G. Sprengle..........         84,500                     6
     Richard H. Braucher.......         91,800                    15
     Jerry V. Garrett..........         90,000                     6

EMPLOYMENT AGREEMENT

     In 1987 Nathan C. Collins ("Collins") entered into an employment agreement with BTX to serve as the Chairman of the Board, President and Chief Executive Officer of BTX for the period from November 1, 1987 to January 2, 1991. For services rendered under the agreement, Collins received an annual salary of $250,000, a bonus of $100,000 for 1988 payable on January 2, 1989, use of an automobile, and reimbursement of reasonable business expenses. He also participated in all benefits provided generally to employees of BTX.

     As additional compensation, in 1987 BTX granted to Collins 109,500 shares of Common Stock as a stock grant and options to purchase 109,500 shares of Common Stock. These options were canceled in 1990. The agreement also provides that BTX will indemnify and advance expenses to Collins to the maximum extent permitted by applicable law with respect to any legal proceedings arising from his employment, provided his conduct meets specified standards. Prior to the expiration of its stated term, the agreement will terminate upon death or disability and may be terminated by Collins, by BTX with or without cause or upon request by any regulatory authority with specified severance arrangements.

     In 1990 the Board of Directors of BTX entered into a restatement and extension of the 1987 employment agreement with Collins. Under this contract, Collins' employment was extended through January 2, 1993, at an annual salary of $250,000. As additional compensation, Collins was granted options to purchase 1,000,000 shares of Common Stock at an exercise price of 25 cents per share, the fair market value at the date of grant.

     In May of 1991 the Board of Directors, in order to insure that BTX would continue to have Mr. Collins' service and leadership for several reasons, including the need to complete the Company's financial turnaround and to facilitate its search for additional capital, amended his employment agreement to provide that the term shall be automatically extended each month so that at all times the remaining term is 24 months. The contract was also amended to provide that Collins will be paid a bonus for any year in which the Company has positive operating earnings or meets other predetermined objectives established by the Board of Directors. Usually the bonus will be equal to 5% of the Company's net operating earnings as determined by the Board but other factors may be used in making the final determination. Nevertheless, under no circumstances can the bonus in any one year exceed $100,000. Pursuant to this contract, Collins was paid a bonus of $25,000 in 1992 with respect to BTX's 1991 results, $23,200 in 1993 with respect to BTX's 1992 results, and zero in 1994 with respect to BTX's 1993 results.

     The Board of Directors has also established a depository agreement with an independent trust company whereby the Company has deposited approximately $150,000 of U.S. Government securities with that trust company to insure that the Company will honor its obligation to pay severance to Mr. Collins in the event that the Company were to terminate his contract prematurely.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 1993, certain information with respect to the beneficial ownership of the Common Stock of BTX by each person known to the Company to be the beneficial owner of more than five percent of the outstanding Common Stock and by each director and by all officers and directors of BTX as a group:

                                                Amount and Nature
 Name of                Relationship              of Beneficial
Beneficial                 to the                  Ownership of     Percent of
  Owner                   Company               Common Stock (1)    Class (13)
- ----------              ------------            -----------------   ----------
Richard L. Brown        Director                   108,525 (2)           *

Nathan C. Collins       Chairman of Board,         971,600 (3)         4.74%
                        President and Chief
                        Executive Officer;
                        Director

Charles A. Crocco, Jr.  Director                   109,100 (4)           *

Joseph J. Leszczynski   Director                    83,000 (5)           *

Thomas A. Stanzel       Director                   115,500 (6)           *

Edward T. Story, Jr.    Director                   107,750 (7)           *

Richard H. Braucher     Senior Vice President,      50,413 (8)           *
                        Secretary & General
                        Counsel of BTX

D. Kert Moore           Senior Vice President,      27,250 (9)           *
                        Treasurer and
                        Chief Financial Officer
                        of BTX

David F. Weaver         Regional President -        75,400 (10)          *
                        South for the Bank

Jerry V. Garrett        Senior Vice President,      45,000 (11)          *
                        Consumer Lending of the
                        Bank

John G. Sprengle        Senior Vice President,      61,000 (12)          *
                        Chief Credit Officer of
                        the Bank

All officers and
  directors as a
  group (11 persons)                             1,754,538             8.14%

____________________
     *  Less than one-half of one percent.

(1) Includes shares subject to vested stock options granted under the 1990 Stock Option Plan. 100% of the options granted in 1990 are vested and could be exercised at any time by the optionee.
(2)    Brown has a vested option covering 100,000 shares; he owns directly
       8,525 shares.
(3) Collins has a vested option covering 900,000 shares; he owns directly 71,600 shares.
(4) Crocco has a vested option covering 100,000 shares; he owns directly 9,100 shares.
(5) Leszczynski has a vested option covering 75,000 shares; he owns directly 8,000 shares.
(6) Stanzel has a vested option covering 100,000 shares; he owns directly 15,500 shares.
(7)    Story has a vested option covering 100,000 shares; he owns directly
       7,750 shares.
(8)    Braucher has a vested option covering 50,000 shares; he owns directly
       413 shares.
(9)    Moore has a vested option covering 27,250 shares.
(10) Weaver has a vested option covering 75,000 shares; he owns directly 400 shares.
(11)   Garrett has a vested option covering 45,000 shares.
(12)   Sprengle has a vested option covering 61,000 shares.
(13) Calculated including all shares issued and shares subject to vested stock options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Bank had, during the period from January 1, 1993 to December 31, 1993, and expects to have in the future, loan transactions in the ordinary course of business with directors of BTX and its affiliates. Management believes that these loan transactions have been and will be on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collection or present unfavorable features. At December 31, 1993 such loans totalled $46,000 and represented 0.30% of stockholders' equity. None of the indebtedness has been classified in any manner by regulatory authorities or charged-off by the Bank. The Bank does not extend credit to officers of BTX or the Bank except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles and personal credit card accounts. Certain of the directors and officers of BTX and its affiliates have deposit accounts with the Bank. It is the policy of the Bank not to permit any officers or directors of BTX or its affiliates to overdraw their respective deposit accounts unless that person has been previously approved for overdraft protection under a plan whereby a credit limit has been established in accordance with the Bank's standard credit criteria.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

 (a)  1.   Financial Statements and Supplementary Data:  The financial statements filed as part of this report are listed under Item 8.

      2. Financial Statement Schedules: These schedules are omitted for the reason that they are not required or are not applicable.

      3.   Exhibits:   The exhibits are listed in the index of exhibits
           required by Item 601 of Regulation S-K at Item (c) below and included on pages 25 to 26, which is incorporated herein by reference.

 (b)  Reports on Form 8-K

      No reports on Form 8-K were filed for the three months ended December 31, 1993.

 (c) The index of required exhibits is included beginning on page 25 of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BancTEXAS Group Inc.

                                          By     /s/ Nathan C. Collins
                                            ------------------------------
                                                   Nathan C. Collins
                                                   Chairman of the Board,
                                                     President and Chief
                                                     Executive Officer
March 24, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

        Signatures                        Title                      Date
        ----------                        -----                      ----
/s/ Richard L. Brown             Director                      March 24, 1994
- ----------------------------
Richard L. Brown

/s/ Nathan C. Collins            Chairman of the Board,        March 24, 1994
- ----------------------------       President and Chief
Nathan C. Collins                  Executive Officer


/s/ Charles A. Crocco, Jr.       Director                      March 24, 1994
- ----------------------------
Charles A. Crocco, Jr.


/s/ Joseph J. Leszczynski        Director                      March 24, 1994
- ----------------------------
Joseph J. Leszczynski

/s/ D. Kert Moore                SVP, Treasurer and            March 24, 1994
- ----------------------------       Chief Financial Officer
D. Kert Moore                      (Chief Accounting Officer)


/s/ Thomas A. Stanzel            Director                      March 24, 1994
- ----------------------------
Thomas A. Stanzel

/s/ Edward T. Story, Jr.         Director                      March 24, 1994
- ----------------------------
Edward T. Story, Jr.


                               INDEX TO EXHIBITS


 Exhibit No.                             Description
 -----------                             -----------
     3(a)   -     Restated Certificate of Incorporation of the Company dated
                  August 19, 1993 and filed August 30, 1993 (filed as Exhibit
                  3(a) to the Company's Form 10-Q for the quarter ended
                  September 30, 1993 and incorporated herein by reference).

     3(b)   -     Amended Bylaws of the Company (filed as Exhibit 3.9 to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1985, and incorporated herein by reference).

     4(a)   -     Indenture, dated as of May 15, 1981, among CSWI International
                  Finance N.V., the Company and Bankers Trust Company (will be filed upon request pursuant to Item 601(b)(4)(iii) of Regulation S-K).

     4(b)   -     Specimen Stock Certificate for Common Stock (filed as Exhibit
                  1.01 to the Company's Amendment No. 1 to Form 8-A on Form 8, dated September 4, 1987, and incorporated herein by reference).

    10(a)   -     Form of Stock Purchase Agreement, dated as of December 3,
                  1984, by and between the Company and each of the Purchasers
                  (filed as Exhibit 10.22 to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1984, and incorporated herein by reference).

    10(b)*  -     BancTEXAS Group Inc. 1990 Stock Option Plan (as amended July
                  22, 1993) filed as Exhibit 10(c) to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference).

    10(c)   -     Agreement Concerning Subsidiary Banks dated as of November
                  30, 1990, executed by and between the Federal Deposit
                  Insurance Corporation and the Company (filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference).

    10(d)   -     Agreement Concerning Warrants dated as of November 30, 1990, executed by and between the Federal Deposit Insurance
                  Corporation and the Company (filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1990, and incorporated herein by reference).

    10(e)*  -     Restatement and Extension of Employment Agreement, dated
                  August 16, 1990 between the Company and Nathan C. Collins
                  (filed as Exhibit 10(j) to the Company's Annual Report on
                  Form 10-K for the year ended December 31, 1990, and incorporated herein by reference).

 Exhibit No.                             Description
 -----------                             -----------

    10(f)*  -     Amendment to Executive Employment Agreement with Nathan C.
                  Collins dated May 1, 1991 (filed as Exhibit 10(k) to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1991, and incorporated herein by reference).

    10(g)*  -     Depository Agreement between Brown Brothers Harriman & Co.
                  and the Company dated November 30, 1992 (filed as Exhibit
                  10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

    10(h)*  -     BancTEXAS Group Inc. Directors' Retirement Plan dated March
                  18, 1993 (filed as Exhibit 10(i) to the Company's Quarterly
                  Report on Form 10-Q for the quarter ended March 31, 1993 and incorporated herein by reference).

    10(i)*  -     Deferred Compensation Agreement with Nathan C. Collins dated
                  April 22, 1993 (filed as Exhibit 10(j) to the Company's
                  Quarterly Report of Form 10-Q for the quarter ended March 31,
                  1993 and incorporated herein by reference).

    10(j)*  -     1993 Directors' Stock Bonus Plan (filed as Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

    10(k)   -     Settlement Agreement by and among the Company, Edward Nash,
                  American Equitable Life Insurance Co., Dalcon, Inc., James
                  Hammond, Curtis Leggett, Delwin W. Morton, Charles C. Rush,
                  Charles W. Seeds, Jr., Charles J. Wilson and Robert A.
                  Yarber, and related Releases (filed as Exhibit 10(k) to the Company's Registration Statement No. 33- 51801 on Form S-2, dated January 5, 1993 and incorporated herein by reference).

    11      -     Computation of Earnings (Loss) per share - filed herewith.

    13      -     1993 Annual Report to Stockholders is combined with this
                  Annual Report on Form 10-K and is not filed as an exhibit but is filed herewith.

    21      -     Subsidiaries of the Company - filed herewith.
_______________

     * Exhibits designated by an asterisk in this Index to Exhibits relate to management contracts and/or compensatory plans or arrangements.