Form 10-K/A
period 1993-12-31
BANCTEXAS GROUP INC
filed 1994-04-18
CIK 310979

================================================================================



               UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                           WASHINGTON, D. C.  20549



                             --------------------



                                 FORM 10-K/A



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



                             --------------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.       Yes  X     No
                                                    ---       ---



Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)



The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price of the Common Stock on the New York Stock Exchange on March 21, 1994, was $29,288,605. For purposes of this computation, officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers or 5% beneficial owners are, in fact, affiliates of the registrant.



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



================================================================================

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



     The information required by this item with regard to the consolidated financial statements of BTX is incorporated herein by reference from pages 29 through 60 of BTX's 1993 Annual Report to Stockholders under the captions "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Changes in Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements," "Independent Auditors' Report" and "Quarterly Consolidated Statements of Operations."



     Also included herein, pursuant to 17 C.F.R. Section 210.2-5, is the Independent Auditors' Report of Fisk & Robinson P.C. dated May 15, 1992 and the accompanying balance sheet of First Bank/Las Colinas as of December 31, 1991, 1990 and 1989 and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1991.

                        FISK


                    ROBINSON


- ----------------------------


  A PROFESSIONAL CORPORATION


============================


CERTIFIED PUBLIC ACCOUNTANTS






                          Independent Auditors' Report




The Board of Directors


First Bank/Las Colinas




We have audited the accompanying balance sheet of First Bank/Las Colinas as of December 31, 1991, 1990 and 1989, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1991. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.



We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Bank/Las Colinas as of December 31, 1991, 1990 and 1989, the results of its operations and its cash flows for each of the three years in the period ended December 31, 1991, in conformity with generally accepted accounting principles.






May 15, 1992






One Lincoln Centre . Suite 450/L.B. 37 . 5400 LBJ Freeway . Dallas, Texas 75240


                                  214-980-0106





                                      12.1

                             FIRST BANK/LAS COLINAS



                                 Balance Sheet



                        December 31, 1991, 1990 and 1989




                                                  1991              1990              1989
                                                  ----              ----              ----
ASSETS

Cash and due from banks                      $  1,096,096        $  2,714,213      $  3,212,782

Interest bearing deposits in
 other banks                                            -             390,000                 -

Investment securities                           1,618,779           1,119,552         1,619,227

Federal funds sold                              6,090,000           5,535,000         2,175,000

Loans                                          12,449,890          17,857,352        23,332,385

Bank premises and equipment                     2,617,532           2,672,314         2,732,392

Other real estate owned                           711,325             481,475           514,168

Other assets                                      110,811             185,035           268,656
                                             ------------        ------------      ------------
                                             $ 24,694,433        $ 30,954 941      $ 33,854,610
                                             ============        ============      ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
 Noninterest bearing                         $  5,056,536         $  7,171,701      $  9,639,821
 Interest bearing                              15,658,151           19,629,537        20,062,976
                                             ------------         ------------      ------------
  Total deposits                               20,714,687           26,801,238        29,702,797

Other liabilities                                 166,532              230,997           263,582

Commitments and contingencies                           -                   -                  -

Stockholders' equity:
 Capital stock, $10 par value;
  200,000 shares authorized
  and outstanding                               2,000,000            2,000,000         2,000,000
 Capital surplus                                2,000,000            2,000,000         2,000,000
 Accumulated deficit                             (186,786)             (77,294)         (111,769)
                                             ------------         ------------      ------------
   Total stockholders' equity                   3,813,214            3,922,706         3,888,231
                                             ------------         ------------      ------------
                                             $ 24,694,433         $ 30,954,941      $ 33,854,610
                                             ============         ============      ============





                See accompanying notes to financial statements.






                                      12.2

                             FIRST BANK/LAS COLINAS



                            Statement of Operations



              For the Years Ended December 31, 1991, 1990 and 1989




                                                  1991                1990              1989
                                                  ----                ----              ----
Interest income:
 Interest and fees on loans                  $  1,597,272        $  2,388,000      $  2,736,399
 Interest on U.S. treasury and
  agency obligations                              120,887             112,787           447,793
 Interest on deposits in other
  banks                                            15,425               2,270                 -
 Interest on federal funds sold                   306,264             316,901           175,186
 Interest on other investments                      7,200               7,200             7,200
                                             ------------        ------------      ------------
  Total interest income                         2,047,048           2,827,158         3,366,578

Interest expense on deposit accounts              963,824           1,327,224         1,635,483
                                             ------------        ------------      ------------
Net interest income                             1,083,224           1,499,934         1,731,095

Provision for possible loan losses                 99,000             (21,263)          331,461
                                             ------------        ------------      ------------
Net interest income after provision               984,224           1,521,197         1,399,634
                                             ------------        ------------      ------------
Noninterest income:
 Service charges on deposit accounts              243,858             222,053           352,318
 Gain on sales of assets                           38,507               5,550            18,932
 Other                                             38,084              41,703            65,620
                                             ------------        ------------      ------------
  Total noninterest income                        320,449             269,306           436,870
                                             ------------        ------------      ------------
Noninterest expense:
 Salaries and employee benefits                   666,550             821,727         1,039,065
 Occupancy of bank premises                       206,826             205,279           277,208
 Other                                            540,789             729,022           685,062
                                             ------------        ------------      ------------
  Total noninterest expense                     1,414,165           1,756,028         2,001,335
                                             ------------        ------------      ------------
Net income (loss) before federal
 income taxes and extraordinary
 credit                                          (109,492)             34,475          (164,831)

Federal income tax expense                              -              12,000                 -
                                             ------------        ------------      ------------
Net income (loss) before
 extraordinary credit                            (109,492)             22,475          (164,831)

Extraordinary credit from
 utilization of net operating
 loss carryforward                                      -              12,000                 -
                                             ------------        ------------      ------------
Net income (loss)                            $   (109,492)       $     34,475      $   (164,831)
                                             ============        ============      ============
Net income (loss) per share                  $       (.55)       $        .17      $       (.82)
                                             ============        ============      ============



                See accompanying notes to financial statements.






                                      12.3

                             FIRST BANK/LAS COLINAS



                 Statement of Changes in Stockholders' Equity



              For the Years Ended December 31, 1991, 1990 and 1989



                        December 31, 1991, 1990 and 1989





                                                                                               Undivided
                                               Capital Stock                                    Profits
                                               -------------                  Capital        (Accumulated
                                           Shares           Amount            Surplus          Deficit)        Total
                                           ------           ------            -------        ------------      -----
Balance January 1, 1989                    200,000         $2,000,000       $2,000,000        $  53,062     $ 4,053,062

Net income                                       -                  -                -         (164,831)       (164,831)
                                           -------         ----------       ----------        ---------     -----------

Balance December 31, 1989                  200,000          2,000,000        2,000,000         (111,769)      3,888,231

Net income                                       -                  -                -           34,475          34,475
                                           -------         ----------       ----------        ---------     -----------

Balance December 31, 1990                  200,000          2,000,000        2,000,000          (77,294)      3,922,706

Net income                                       -                  -                -         (109,492)       (109,492)
                                           -------         ----------       ----------        ---------     -----------

Balance December 31, 1991                  200,000         $2,000,000       $2,000,000        $(186,786)    $ 3,813,214
                                           =======         ==========       ==========        =========     ===========





               See accompanying notes to financial statements.





                                     12.4

                             FIRST BANK/LAS COLINAS



                            Statement of Cash Flows



              For the Years Ended December 31, 1991, 1990 and 1989




                                                                    1991                1990                 1989
                                                                    ----                ----                 ----
Cash flows from operating activities:
 Net income (loss) before extraordinary
  credit                                                         $  (109,492)        $   22,475            $ (164,831)
  Adjustments to reconcile net income
   (loss) before extraordinary
   credit to net cash provided by
   operating activities:
    Amortization of discount on
     securities                                                      (34,357)              (325)               (9,205)
    Depreciation                                                      54,782             60,078                62,603
    Provision for possible loan
     losses                                                           99,000            (21,263)              374,558
    Provision for possible losses
     on other real estate owned                                            -            167,057               113,354
    (Increase) decrease in net
     accrued interest and prepaid
     expenses                                                        (28,536)            19,125               141,442
    (Gain) loss on the sale of other
     real estate owned                                               (38,507)            11,997                     -
                                                                 -----------         ----------             ---------

      Net cash (used in) provided
       by operating activities
       before extraordinary
       credit                                                        (57,110)           259,144               517,921
      Extraordinary credit from
       utilization of net
       operating loss
       carryforward                                                        -             12,000                     -
                                                                 -----------         ----------             ---------

      Net cash (used in) provided
       by operating activities                                       (57,110)           271,144               517,921
                                                                 -----------         ----------             ---------

Cash flows from investing activities:
 Net decrease (increase) in interest
  bearing deposits                                                   390,000           (390,000)                    -
 Proceeds from maturities of
  investment securities                                            2,000,000          1,000,000             6,920,809
 Purchases of investment securities                               (2,464,870)          (500,000)           (1,000,000)
 Net principal collected (loans
  originated) on loans                                             4,767,469          5,286,576            (6,746,355)
 Proceeds from the sale of other
  real estate                                                        349,650             63,358                     -
Capital expenditures                                                       -                  -                (4,955)
Other                                                                 38,295             31,912                77,386
                                                                 -----------         ----------             ---------

      Net cash provided by
       investing activities                                        5,080,544          5,491,846              (753,115)
                                                                 -----------         ----------             ---------




                See accompanying notes to financial statements.





                                      12.5

                             FIRST BANK/LAS COLINAS



                            Statement of Cash Flows



                                  (Continued)



              For the Years Ended December 31, 1991, 1990 and 1989



                                                                  1991               1990            1989
                                                                  ----               ----            ----
Cash flows from financing activities:
 Net decrease in demand deposits, NOW
  and savings accounts                                         (3,576,367)        (1,530,891)     (2,358,559)
 Net payments for certificates of
  deposit                                                      (2,510,184)        (1,370,668)       (475,788)
                                                              -----------        -----------     -----------
    Net cash used by financing
     activities                                                (6,086,551)        (2,901,559)     (2,834,347)
                                                              -----------        -----------     -----------
Net (decrease) increase in cash and
 cash equivalents                                              (1,063,117)         2,861,431      (3,069,541)

Cash and cash equivalents at beginning
 of year                                                        8,249,213          5,387,782       8,457,323
                                                              -----------        -----------     -----------
Cash and cash equivalents at end of year                      $ 7,186,096        $ 8,249,213     $ 5,387,782
                                                              ===========        ===========     ===========






                See accompanying notes to financial statements.






                                      12.6

                             FIRST BANK/LAS COLINAS



                         Notes to Financial Statements



                        December 31, 1991, 1990 and 1989





1. Summary of significant accounting policies



The accounting and reporting policies of First Bank/Las Colinas (Bank) conform to generally accepted accounting principles and to general practices within the banking industry. The following is a description of the more significant of those policies.



Cash and cash equivalents



For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Federal funds are normally sold for one-day periods.



Investment securities



Securities are carried at amortized cost. The securities are not carried at the lower of cost or market because it is management's intention and ability to hold them to maturity and that no events are likely that will require disposal of such securities in the foreseeable future. Gains or losses on sales of securities are recognized only upon realization.



Loans and allowance for possible loan losses



Loans are stated net of participations sold without recourse, allowance for possible loan losses and unearned income. Unearned income on installment loans is taken into income over the term of the loan by the sum-of-the-periodic balances method. The effect of not using the interest method is insignificant.



Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal or when a loan becomes contractually past due by ninety days or more with respect to principal or interest. Income on such loans is recognized to the extent that cash is received and where the future collection of principal is probable. Accruals are resumed on loans when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loan is estimated to be fully collectible as to both principal and interest.





                                      12.7

                             FIRST BANK/LAS COLINAS



                         Notes to Financial Statements



                        December 31, 1991, 1990 and 1989





The allowance for possible loan losses is established through a provision for possible loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of any specific problem loans, and current economic conditions that may affect the borrower's ability to repay.



Fees and costs associated with originating loans



Fees and costs associated with originating loans are recognized in income generally in the period in which fees were received and/or costs were incurred. Under generally accepted accounting principles, such fees and costs generally are deferred and recognized over the life of the loan as an adjustment of the yield. The effect of not deferring such fees and costs, and amortizing them over the life of the related loan is insignificant.



Bank premises and equipment



Bank premises and equipment is stated at cost less accumulated depreciation. Provisions for depreciation are computed using the straight-line method. Average useful lives used for depreciation with respect to major classifications of property are as follows:



         Building                                  40 years


         Furniture, fixtures and equipment         10 years



Maintenance and repairs are charged to expense; betterments and renewals are capitalized. Upon retirement or replacement, the cost of the asset and the related accumulated depreciation are eliminated with the resulting gain or loss included in the statement of operations.



Other real estate owned



Real estate acquired through foreclosure is carried in the accompanying balance sheet at the lower of the recorded investment in the property or its fair market value. At the time of foreclosure, the value of the underlying loan is reduced to the fair market value of the real estate acquired by a charge to the allowance for possible loan losses, if necessary. Any subsequent reductions are charged against operations. Operating expenses of such properties, net of related income, if any, are included in other noninterest expense in the accompanying statement of operations.






                                      12.8

                             FIRST BANK/LAS COLINAS



                         Notes to Financial Statements



                        December 31, 1991, 1990 and 1989





Included in other noninterest expense is a provision for possible losses on other real estate owned. The provisions for the years ended December 31, 1991, 1990 and 1989 were $18,357, $167,057 and $113,354, respectively.



Federal income taxes



The Bank accounts for certain income and expense items differently for financial reporting purposes than for income tax purposes. Provisions for deferred taxes are made in recognition of such differences.



No recognition is given in the accompanying balance sheet to the future federal income tax benefits of unused net operating loss carryforwards. The benefits, if realized, will be recorded as extraordinary credits in the Bank's statement of operations.



Reclassification



Certain amounts previously reported have been reclassified to conform to the current format.




2. Statement of cash flows



The Bank has chosen to report on a net basis its cash receipts and cash payments for time deposits accepted and repayments of those deposits, interest bearing deposits in other banks, and loans made to customers and principal collections on those loans.



The Bank has chosen to report its cash flows by the indirect method. Supplemental information on cash flows and non-cash transactions for the years ended December 31, 1991, 1990 and 1989 is as follows:



                                                              1991               1990                 1989
                                                              ----               ----                 ----
Cash transactions:
  Income taxes paid                                        $        -         $        -           $        -
                                                           ==========         ==========           ==========

  Interest income received                                 $1,627,714         $3,238,643           $3,567,890
                                                           ==========         ==========           ==========
  Interest expense paid                                    $1,050,258         $1,665,053           $1,704,139
                                                           ==========         ==========           ==========
Noncash transactions:
  Net acquisition (disposition)
   of other real estate owned                              $  559,750         $  134,365           $ (135,955)
                                                           ==========         ==========           ==========






                                      12.9

                             FIRST BANK/LAS COLINAS



                         Notes to Financial Statements



                        December 31, 1991, 1990 and 1989





3. Investment securities



Investment securities and their respective approximate market values at December 31, 1991, 1990 and 1989 are as follows:



                                                                        1991
                                                                        ----
                                                            Amortized           Market
                                                              cost               value
                                                            ---------           ------
U.S. government securities                                 $  499,020         $  500,000
U.S. government agency obligations                            999,759          1,049,000
Federal Reserve Bank stock                                    120,000            120,000
                                                           ----------         ----------
                                                           $1,618,779         $1,669 000
                                                           ==========         ==========




                                                                        1990
                                                                        ----
                                                            Amortized           Market
                                                              cost               value
                                                            ---------           ------

U.S. government agency obligations                         $  999,552         $1,019,000
Federal Reserve Bank stock                                    120,000            120,000
                                                           ----------         ----------
                                                           $1,119,552         $1,139 000
                                                           ==========         ==========




                                                                        1989
                                                                        ----
                                                            Amortized           Market
                                                              cost               value
                                                            ---------           ------
U.S. government securities                                $  999,881         $  993,000
U.S. government agency obligations                           499,346            499,000
Federal Reserve Bank stock                                   120,000            120,000
                                                           ----------        ----------
                                                          $1,619,227         $1,612,000
                                                          ==========         ==========
















The approximate unrealized gains and unrealized losses at December 31, 1991, 1990 and 1989 are as follows:


                                                                        1991
                                                                        ----
                                                           Unrealized        Unrealized
                                                              gain              loss
                                                            ---------          -------
 U.S. government securities                                   $ 1,000          $     -
 U.S. government agency obligations                            49,000                -
                                                              -------          --------
                                                              $50,000          $     -
                                                              =======          ========





                                     12.10

                             FIRST BANK/LAS COLINAS



                         Notes to Financial Statements



                        December 31, 1991, 1990 and 1989



                                                                                 1990
                                                                                 ----
                                                                    Unrealized         Unrealized
                                                                       gain               loss
                                                                    ----------         ----------
U.S. government agency obligations                                   $19,000            $      -
                                                                     =======            ========




                                                                                 1989
                                                                                 ----
                                                                    Unrealized         Unrealized
                                                                       gain               loss
                                                                    ----------         ----------
U.S. government securities                                           $7,000             $      -
                                                                     =======            ========




The amortized cost and estimated market value of debt securities at December 31, 1991, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                            Amortized           Market
                                                               cost              value
                                                            ---------           ------
Due in one year or less                                   $   499,020        $   500,000

Due after one year through five years                         999,759          1,049,000
                                                          -----------        -----------
                                                            1,498,779          1,549,000

Federal Reserve Bank stock                                    120,000            120,000
                                                          -----------        -----------
                                                          $ 1,618,779        $ 1,669,000
                                                          ===========        ===========



There were no sales of investment securities during the years ended December 31, 1991, 1990 and 1989.



There were no pledged investment securities at December 31, 1991 and 1990. Investment securities with an amortized cost of approximately $500,000 were pledged to secure public fund time deposits at December 31, 1989.





                                     12.11

                            FIRST  BANK/LAS  COLINAS



                         Notes to Financial Statements



                       December 31, 1991, 1990 and 1989



4. Loans and allowance for possible loan losses



Loans at December 31, 1991, 1990 and 1989 consisted of the following:



                                                              1991               1990                 1989
                                                              ----               ----                 ----
Commercial                                               $  2,256,424       $  3,443,317         $  5,322,205
Installment                                                 5,091,217          8,629,899           12,283,121
Real estate                                                 5,827,890          7,117,582            8,232,399
Other                                                             538              6,508                  868
                                                         ------------       ------------         ------------
                                                           13,176,069         19,197,306           25,838,593

Unearned income                                              (471,177)        (1,136,529)          (2,125,649)
Allowance for possible loan losses                           (255,002)          (203,425)            (380,559)
                                                         ------------       ------------         ------------

                                                         $ 12,449,890       $ 17,857,352         $ 23,332,385
                                                         ============       ============         ============




An analysis of the allowance for possible loan losses for the years ended December 31, 1991, 1990 and 1989 is as follows:



                                                               1991               1990                 1989
                                                               ----               ----                 ----
Balance at beginning of period                               $203,425           $380,559             $710,612
Provision for Possible loan losses                             99,000            (21,263)             331,461
Loans charged to the allowance
 account                                                      (99,821)          (239,883)            (719,677)
Recoveries on loans previously
 charged-off                                                   52,398             84,012               58,163
                                                             --------           --------             --------
Balance at end of period                                     $255,002           $203,425             $380,559
                                                             ========           ========             ========



Loans on which the accrual of interest had been discontinued or reduced amounted to approximately $2,000 and $55,000 at December 31, 1991 and 1989, respectively. There were no nonaccrual loans at December 31, 1990.



There were no loans on which the Bank is accruing interest that were contractually delinquent ninety days or more at December 31, 1991. Loans on which the Bank is accruing interest that were contractually delinquent ninety days or more amounted to approximately $75,000 and $4,000 at December 31, 1990 and 1989, respectively.



The Bank extends commercial and consumer credit primarily to customers in the state of Texas. At December 31, 1991, substantially all of the Bank's loans were collateralized with real estate, inventory, accounts receivable, equipment, marketable securities or other assets.




                                     12.12

                            FIRST BANK/LAS COLINAS



                         Notes to Financial Statements



                        December 31, 1991, 1990 and 1989



5. Bank premises and equipment



Bank premises and equipment at December 31, 1991, 1990 and 1989 consisted of the following:



                                                              1991               1990                 1989
                                                              ----               ----                 ----
Land                                                     $  1,697,436        $ 1,697,436          $ 1,697,436
Building                                                    1,138,196          1,138,196            1,138,196
Furniture, fixtures and equipment                             249,777            249,777              249,777
                                                         ------------        -----------          -----------
                                                            3,085,409          3,085,409            3,085,409

Less accumulated depreciation                                 467,877            413,095              353,017
                                                         ------------        -----------          -----------
                                                         $  2,617,532        $ 2,672,314          $ 2,732,392
                                                         ============        ===========          ===========




6. Other real estate owned



Other real estate owned at December 31, 1991, 1990 and 1989 consisted of the following:



                                                               1991               1990                 1989
                                                               ----               ----                 ----
Foreclosed properties, net of
 allowance for possible losses
 of $40,979, $283,511 and $156,450                           $711,325           $481,475             $514,168
In-substance foreclosures                                           -                  -                    -
Covered transactions                                                -                  -                    -
                                                             --------           --------             --------
                                                             $711,325           $481,475             $514,168
                                                             ========           ========             ========



An analysis of the allowance for possible losses on other real estate owned for the years ended December 31, 1991, 1990 and 1989 is as follows:



                                                               1991               1990                 1989
                                                               ----               ----                 ----
  Balance at beginning of year                              $ 283,511           $156,450             $ 48,000
  Provision charged to earnings                                     -            167,057              113,354
  Write-downs charged to the allowance                       (242,532)           (39,996)              (4,904)
                                                            ---------           --------             --------
  Balance at end of year                                    $  40,979           $283,511             $156,450
                                                            =========           ========             ========





                                     12.13

                            FIRST BANK/LAS COLINAS



                        Notes to Financial Statements



                       December 31, 1991, 1990 and 1989



7. Deposits



Deposits at December 31, 1991, 1990 and 1989 are summarized as follows:




                                                          1991                      1990                      1989
                                                          ----                      ----                      ----
                                                    Amount     Percent        Amount     Percent        Amount     Percent
                                                    ------     -------        ------     -------        ------     -------
Noninterest bearing demand deposits             $  5,056,536     24.4%    $  7,171,701     26.8%    $  9,639,821     32.5%
Interest bearing demand deposits                   1,291,557      6.2        1,220,636      4.6        1,174,420      3.9
Limited access money market accounts               4,290,933     20.7        6,248,466     23.3        5,083,734     17.1
Savings accounts                                   1,752,275      8.5        1,326,865      4.9        1,134,176      3.8
Individual retirement accounts                     1,362,710      6.6        1,518,444      5.7        1,431,864      4.8
Certificates of deposit, less than $100,000        3,297,448     15.9        3,856,489     14.4        5,333,118     18.0
Certificates of deposit, $100,000 and greater      3,663,228     17.7        5,458,637     20.3        5,905,664     19.9
                                                ------------    ------    ------------    ------    ------------    ------
                                                $ 20,714,687    100.0%    $ 26,801,238    100.0%    $ 29,702,797    100.0%
                                                ============    ======    ============    ======    ============    ======




The weighted average interest rate on deposits was approximately 3.5%, 4.7% and 4.6% at December 31, 1991, 1990 and 1989, respectively.






                                    12.14

                             FIRST BANK/LAS COLINAS



                         Notes to Financial Statements



                        December 31, 1991, 1990 and 1989





8.  Federal income taxes



Federal income tax expense for the years ended December 31, 1991, 1990 and 1989 consist of the following:




                              1991           1990           1989
                              ----           ----           ----

     Current                $   -          $   -          $   -
     Deferred                   -           12,000            -
                            -------        -------        -------

                            $   -          $12,000        $   -
                            =======        =======        =======



The components of deferred federal income tax expense for the year ended December 31, 1990 are as follows:




     Accrual to cash conversion                  $  11,000
     Book provision for bad debts less
       than tax bad debt deduction                 (38,000)
     Book provision for ORE not currently
       tax deductible                               57,000
     Book depreciation less than tax
       depreciation                                 (6,000)
     Other                                         (12,000)
                                                 ---------

                                                 $  12,000
                                                 =========




At December 31, 1991, the Bank had unused net operating loss carryforwards for financial statement and federal income tax purposes of approximately $1,042,000 and $1,025,000, respectively. Unused net operating loss carryforwards will expire in varying amounts from 2005 through 2006. The Tax Reform Act of 1986 limits the amount of net operating loss carryforwards that can be utilized if there are certain changes in the ownership of the Bank.



9.  Undivided profits



The regulatory authorities required the Bank to place $1,100,000 of contributed capital in undivided profits. This amount is not available for the payment of dividends.




                                     12.15

                             FIRST BANK/LAS COLINAS



                         Notes to Financial Statements



                        December 31, 1991, 1990 and 1989




10. Related party transactions



In the ordinary course of business, the Bank has and expects to continue to have transactions including borrowings, with its employees, officers, directors and their affiliates. In the opinion of management, such transactions are on the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unaffiliated persons. The aggregate amounts of such loans were approximately $319,000, $642,000 and $828,000 at December 31, 1991, 1990
and 1989, respectively. The change from December 31, 1990 to December 31, 1991 reflects payments and advances of approximately $865,000 and $542,000, respectively. At December 31, 1991, a specific valuation reserve of approximately $4,000 was applied to the loan of a certain Bank director.




11.  Profit sharing plan



The Bank has a defined contribution profit sharing plan in which all salaried employees are eligible to participate after one year of service. The Bank's contributions to the plan are discretionary. Participants in the plan are fully vested after 7 years of service. The Bank's contributions to the plan were approximately $15,000 during 1991, $19,000 during 1990 and $13,000 during 1989.




12.  Commitments and contingencies



In the normal course of business, the Bank makes various commitments and incurs certain contingent liabilities that are not presented in the accompanying financial statements. The commitments and contingent liabilities include various guarantees, commitments to extend credit, and standby letters of credit. At December 31, 1991, 1990 and 1989, commitments under standby letters of credit aggregated approximately $56,000, $23,000 and $125,000, respectively. In addition, unadvanced lines of credit aggregated approximately $1,400,000, $819,000 and $1,111,000 at December 31, 1991, 1990 and 1989, respectively. Although the maximum exposure to loss is the amount of such commitments, management currently anticipates no losses from such activities.



The Bank has entered into certain noncancelable lease agreements for various computer equipment and furniture, fixtures and equipment. The agreements require aggregate monthly rental payments of approximately $9,900. The Bank generally has the option of renewing the leases for varying terms.




                                     12.16

                             FIRST BANK/LAS COLINAS



                         Notes to Financial Statements



                        December 31, 1991, 1990 and 1989





The minimum future noncancelable rental commitments at December 31, 1991 are as follows:



                 Year                                   Amount
                 ----                                   ------
                 1992                                  $58,140
                 1993                                  $ 9,558



Total rental expense was approximately $142,000 in 1991, $134,000 in 1990 and $153,000 in 1989.



The Bank is a defendant in legal actions arising from normal business activities. Management believes that these actions are without merit or that the ultimate liability, if any, resulting from them will not materially affect the financial position or results of operations.




13.   Supplementary income and expense information



The following amounts are included in other noninterest income and noninterest expense in the accompanying statement of operations for the years ended December 31, 1991, 1990 and 1989.




                                        1991          1990          1989
                                        ----          ----          ----
Noninterest income

  All other                          $  38,084      $ 41,703      $ 65,620
                                     =========      ========      ========


Noninterest expense

  Legal and professional             $  49,393      $ 48,493      $ 24,926
  FDIC assessment                       51,187        34,236        25,561
  Data processing service              124,861       112,296        86,474
  Audits and examination                34,153        46,241        20,217
  Provision for possible losses on
     other real estate owned            18,357       167,057       113,354
  OREO expense                          29,846        17,069        19,162
  All other                            232,992       303,630       395,368
                                      --------      --------      --------

                                      $540,789      $729,022      $685,062
                                      ========      ========      ========





                                     12.17

                                  SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on this 18th day of April, 1994.



                                BancTEXAS Group Inc.



                                By: /s/ Nathan C. Collins
                                    -------------------------------------
                                    Nathan C. Collins
                                    Chairman of the Board,
                                    President and Chief Executive Officer