Form 10-Q
period 1994-03-31
BANCTEXAS GROUP INC
filed 1994-05-13
CIK 310979

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             ___________________

                                   FORM 10-Q

(Mark one)
         X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1994
                                       OR

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


             P.O. BOX 802527
              DALLAS, TEXAS                             75380-2527
(Address of principal executive offices)                (Zip Code)


                                 (214) 701-4700
              (Registrant's telephone number, including area code)

                             ___________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X       No


As of April 30, 1994, 20,047,025 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                         PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                              BANCTEXAS GROUP INC.

                    CONSOLIDATED BALANCE SHEETS - UNAUDITED

                                                        March 31,       December 31,
                                                  ---------------------
                                                     1994         1993      1993
                                                  --------     -------- ------------
                                                        (Dollars in thousands)
ASSETS
Cash and due from banks ........................  $   9,140    $   7,154  $   8,565
Time deposits with banks .......................      1,310          713      2,525
Federal funds sold .............................      1,300        7,600     14,400
                                                  ---------    ---------  ---------
     Total cash and cash equivalent ............     11,750       15,467     25,490
Mortgage-backed and other investment securities
  held to maturity at cost (approximate fair
  value of $124,823, $123,492 and $115,344) ....    126,856      122,908    116,451
Mortgage-backed securities available for sale at
  approximate fair value (cost $38,606, $0 and
  $43,774) .....................................     38,303          -       43,707
Loans (net of unearned income of $4,928,
  $9,220 and $4,571) ...........................    163,550      173,975    147,135
Loans available for sale (net of unearned income
  income of $92, $0 and $432) ..................     10,004          -       20,597
Less:  Allowance for loan losses ...............     (2,609)      (3,009)    (2,637)
                                                  ---------    ---------   --------
     Total loans, net ..........................    170,945      170,966    165,095
Foreclosed property, net .......................      2,617        4,358      3,171
Premises and equipment, net ....................     11,213       11,485     11,338
Accrued interest receivable ....................      1,487          -        1,247
Other assets ...................................      2,247        3,358      2,109
                                                  ---------    ---------  ---------
     Total assets ..............................  $ 365,418    $ 328,542  $ 368,608
                                                  =========    =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest bearing ..........................  $  49,206    $  45,477  $  44,409
  Interest bearing .............................    196,094      225,951    198,488
                                                  ---------    ---------  ---------
     Total deposits ............................    245,300      271,428    242,897
Securities sold under agreements to repurchase .     90,089       37,750     95,208
Other short-term borrowings ....................      1,137        1,109      1,096
FHLB long-term advances.........................     10,670          -       10,918
Other liabilities ..............................      2,625        2,758      2,483
Long-term debt .................................      1,054        1,054      1,054
                                                  ---------    ---------  ---------
     Total liabilities .........................    350,875      314,099    353,656
                                                  ---------    ---------  ---------

Stockholders' equity:
  Common stock:  $.01 par value; authorized
    50,000,000 shares; issued and outstanding
    shares 19,647,025, 19,300,525 and 19,583,025        197          193        196
  Capital in excess of par .....................    273,051      272,370    273,035
  Accumulated deficit ..........................   (258,402)    (258,120)  (258,212)
  Net unrealized loss on securities available
    for sale ...................................       (303)         -          (67)
                                                  ---------    ---------  ---------
      Total stockholders'equity ................     14,543       14,443     14,952
                                                  ---------    ---------  ---------
      Total liabilities and stockholders' equity  $ 365,418    $ 328,542  $ 368,608
                                                  =========    =========  =========





                See Notes to Consolidated Financial Statements.

                              BANCTEXAS GROUP INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

                                                         Three Months
                                                        ended March 31,
                                                     --------------------
                                                        1994        1993
                                                     --------    --------
                                                         (In thousands,
                                                        except per share)
INTEREST INCOME
  Loans ..........................................   $  3,524    $  4,013
  Investment securities ..........................      1,850       1,702
  Federal funds sold .............................         33          32
  Other interest income ..........................         21           5
                                                     --------    --------
        Total interest income ....................      5,428       5,752
INTEREST EXPENSE
  Deposits .......................................      1,703       2,045
  Securities sold under agreements to repurchase .        721         330
  Other short-term borrowings ....................          6           7
  FHLB long-term advances ........................        132         -
  Long-term debt .................................         23          23
                                                     --------    --------
        Total interest expense ...................      2,585       2,405
                                                     --------    --------
        Net interest income ......................      2,843       3,347
Provision for loan losses ........................         75         140
                                                     --------    --------
        Net interest income after
          provision for loan losses ..............      2,768       3,207
NONINTEREST INCOME
  Service charges and fees .......................        410         432
  Investment securities gains ....................        -            37
  Loan sales and loan servicing income ...........        175         114
  Other ..........................................         46          67
                                                     --------    --------
        Total noninterest income .................        631         650
NONINTEREST EXPENSE
  Personnel expense ..............................      1,770       1,602
  Occupancy ......................................        330         385
  Equipment ......................................        231         229
  Litigation settlement expense ..................        -            52
  Professional fees ..............................        389         469
  Net operating (income) expense of foreclosed
    property .....................................         19         (16)
  Communications and supplies ....................        277         238
  Data processing ................................        232         238
  Other ..........................................        341         349
                                                     --------    --------
        Total noninterest expense ................      3,589       3,546
                                                     --------    --------
        Net income (loss) before taxes ...........       (190)        311
Income tax expense ...............................        -           -
                                                     --------    --------
        Net income (loss) ........................   $   (190)   $    311
                                                     ========    ========
PER SHARE
  Net income (loss) ..............................   $   (.01)   $    .01
                                                     ========    ========
  Weighted average common shares and common share
    equivalents outstanding ......................     23,329      23,243
                                                     ========    ========





                See Notes to Consolidated Financial Statements.

                              BANCTEXAS GROUP INC.

                       CONSOLIDATED STATEMENTS OF CHANGES
                      IN STOCKHOLDERS' EQUITY - UNAUDITED

                                                         Three Months
                                                         ended March 31,
                                                     ---------------------
                                                         1994        1993
                                                     ---------   ---------
                                                    (Dollars in thousands)
COMMON STOCK:
  Balance at beginning of year ...................   $     196   $     192
  Exercised Option ...............................           1           1
                                                     ---------   ---------
  Balance at March 31 ............................         197         193
                                                     ---------   ---------

CAPITAL IN EXCESS OF PAR:
  Balance at beginning of year ...................     273,035     272,346
  Exercised Option ...............................          16          24
                                                     ---------   ---------
  Balance at March 31 ............................     273,051     272,370
                                                     ---------   ---------

ACCUMULATED DEFICIT:
  Balance at beginning of year ...................    (258,212)   (258,431)
  Net income (loss) ..............................        (190)        311
                                                     ---------   ---------
  Balance at March 31 ............................    (258,402)   (258,120)
                                                     ---------   ---------

NET UNREALIZED LOSS ON SECURITIES
  AVAILABLE FOR SALE:
  Balance at beginning of year ...................         (67)        -
  Net loss .......................................        (236)        -
                                                     ---------   ---------
  Balance at March 31 ............................        (303)        -
                                                     ---------   ---------

TOTAL STOCKHOLDERS' EQUITY .......................   $  14,543   $  14,443
                                                     =========   =========





                See Notes to Consolidated Financial Statements.

                              BANCTEXAS GROUP INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                   Three Months
                                                                  ended March 31,
                                                              ----------------------
                                                                  1994        1993
                                                              ---------   ----------
                                                              (Dollars in thousands)
OPERATING ACTIVITIES:
  Net income (loss) .......................................   $    (190)  $     311
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Provision for loan losses ...........................          75         140
      Depreciation, amortization and accretion ............         372         371
      Gain on sale of investment securities ...............         -           (37)
      Gain on sale of assets ..............................          (1)        (99)
      Gain on sale of loans ...............................         (39)        (79)
      Provision for losses on foreclosed property .........          83         110
      Net increase in accrued interest receivable .........        (241)        (94)
      Net increase in other assets ........................        (491)       (400)
      Net increase in accrued interest payable ............          14           1
      Net increase (decrease) in other liabilities ........         128        (274)
      Proceeds from sale of loans originated for sale .....      24,480         -
      Loans originated for sale ...........................     (24,795)        -
                                                              ---------   ---------
        Net cash used in operations .......................        (605)        (50)

INVESTING ACTIVITIES:
  Proceeds from loan sales ................................         -         4,013
  Proceeds from maturities of investment securities .......       9,379       6,211
  Proceeds from sales of investment securities ............         -         1,727
  Purchase of investment securities .......................     (14,796)    (17,282)
  Increase in loans (net of loans originated for sale) ....      (6,004)     (3,606)
  Recoveries on loans previously charged-off ..............         439         217
  Proceeds from sales of foreclosed property ..............         765         842
  Capital expenditures ....................................         (70)       (158)
  Proceeds from sales of premises and equipment ...........          58         -
                                                              ---------   ---------
        Net cash used in investing activities .............     (10,229)     (8,036)

FINANCING ACTIVITIES:
  Net increase in deposits ................................       2,403         698
  Net increase (decrease) in securities sold under
    agreements to repurchase ..............................      (5,367)      5,280
  Net increase (decrease) in other short-term borrowings ..          41        (256)
  Cash repayment of long-term debt ........................         -           (12)
  Exercised stock options .................................          17          25
                                                              ---------   ---------
        Net cash provided by (used in) financing activities      (2,906)      5,735

Net decrease in cash and cash equivalents .................     (13,740)     (2,351)
Cash and cash equivalents at beginning of period ..........      25,490      17,818
                                                              ---------   ---------
        Cash and cash equivalents at March 31 .............   $  11,750   $  15,467
                                                              =========   =========

Supplemental disclosure of cash paid for interest .........   $   2,571   $   2,404
                                                              =========   =========
Supplemental schedule of noncash investing and
  financing activities:
    Additions to other real estate and collateral acquired    $     -     $     -
                                                              =========   =========
    Subsequent loans to facilitate the sale
      of other real estate ................................   $     -     $     -
                                                              =========   =========
    Transfer of investment securities to available for sale   $     -     $     -
                                                              =========   =========
    Transfer from loans available for sale to loans .......   $   9,709   $     -
                                                              =========   =========





                See Notes to Consolidated Financial Statements.

                              BANCTEXAS GROUP INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - UNAUDITED

NOTE 1  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of the parent company and all subsidiaries. All significant intercompany balances and transactions have been eliminated.

     The financial statements in this report have not been audited, but in the opinion of management, include all normal recurring adjustments necessary to make the information presented not misleading. The accounting policies followed by BancTEXAS Group Inc. (BTX) and its subsidiary bank, BankTEXAS N.A. (the Bank) in the presentation of interim financial results are consistent with those followed on an annual basis. These policies are presented on pages 34-37 in BTX's 1993 Annual Report to Stockholders.

NOTE 2  FEDERAL INCOME TAXES

     For federal income tax purposes, at March 31, 1994, BTX had net operating loss carryforwards of approximately $65 million. The net operating loss (NOL) carryforwards expire as follows:

     Year ending December 31,                    Tax NOL
     ------------------------                    -------
                                          (Dollars in Millions)
               1994 .....................        $  20
               1995 .....................            5
               1996 .....................            2
               1997 .....................           -
               1998 - 2008 ..............           38
                                                 -----
                                                 $  65
                                                 =====

At March 31, 1994, BTX had investment tax credit carryforwards of $412 thousand, which will be available in the future to offset taxes otherwise payable. The investment tax credit carryforwards expire between 1996 and 2001. Investment tax credit carryforwards have been reduced in accordance with the provisions of the Tax Reform Act of 1986.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     BancTEXAS Group Inc. (herein BTX) is a bank holding company with one subsidiary bank known as BankTEXAS N.A. (herein the Bank). BTX had consolidated total assets of $365 million at March 31, 1994.

     The following discussion and analysis presents the significant changes in the results of operations and financial condition for the periods indicated. The discussion should be read in conjunction with the consolidated financial statements and notes and supplemental financial data included elsewhere in this report.

     The net loss for the first quarter of 1994 was $190 thousand, or ($.01) per share, compared to net income of $311 thousand, or $.01 per share, for the first quarter of 1993.

NET INTEREST INCOME

     Net interest income for the first quarter of 1994 decreased $504 thousand, or 15%, from the first quarter of 1993. TABLE 1 presents the components of net interest income for the first quarter ended March 31, 1994 and 1993.

TABLE 1 - NET INTEREST INCOME

                                                     First Quarter
                                          ----------------------------------
                                                1994              1993
                                          ---------------   ----------------
                                           Amount   Rate     Amount   Rate
                                          -------- ------   --------  ------
                                                (Dollars in thousands)
Average earning assets .................  $337,900  6.51%   $302,243  7.72%
                                          ========          ========
Average interest bearing liabilities ...   296,031  3.54     265,436  3.67
                                                    ----              ----
Interest rate spread ...................            2.97              4.05
                                                    ====              ====
Interest free sources used to fund
  earning assets .......................    41,869            36,807
                                          --------          --------
Total sources of funds .................  $337,900  3.10    $302,243  3.23
                                          ========          ========
Net interest margin ....................            3.41%             4.49%
                                                    ====              ====
Net interest income ....................  $  2,843          $  3,347
                                          ========          ========
Interest income ........................  $  5,428          $  5,752
                                          ========          ========
Interest expense .......................  $  2,585          $  2,405
                                          ========          ========

_____________________
     BTX has no tax-exempt income.

     Average earning assets for the first quarter of 1994 increased $35.7 million, or 12%, from the first quarter of 1993. Average investment securities for the first quarter of 1994 increased $36.9 million or 30% from the first quarter of 1993. The increase in investments resulted from funding provided by the Federal Home Loan Bank.

     The decline in yield on average earning assets from 7.72% in the first quarter of 1993 to 6.51% for the first quarter of 1994 was due to the yield on investment securities declining 92 basis points and the yield on loans declining 101 basis points. As noted on page 11, 69% of the Company's investment portfolio

                              BANCTEXAS GROUP INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

is invested in adjustable rate mortgages. Because of the lower current rate environment as compared to the first quarter 1993, BTX's investment securities are repricing at lower rates. Also, current investment purchases are at market rates and replacing higher yielding securities that mature. Correspondingly, the same circumstances occur in the Bank's loan portfolio where higher yielding loans are maturing and being replaced by loans at lower market rates. Also, 12% of the Company's loans are priced on a variable rate basis.

     At a time when the marketplace is experiencing very stable rates on deposits, BTX's much larger competitors have focused on auto loans as a desirable product for them. This increased competition has kept automobile loan rates down.

     These cyclical changes in interest rates can hurt interest margin and reduce profitability. Therefore, BTX has embarked on a program to diversify its loan portfolio in an attempt to preserve and increase margins in the future. By the end of December, BTX had begun purchasing residential mortgages originated by others. These are priced to float with short-term rates and are resold to mortgage loan investors, usually within 30 days after purchase. BTX expects to expand this program to additional mortgage companies in 1994. Also, BTX joined with a new Texas firm in providing F.H.A. Title One home improvement financing at rates higher than those that can be expected in the auto finance area. BTX is attempting to further diversify the loan portfolio provided that it is done with acceptable credit risk but at higher yields than were obtained in 1993.

     Average interest bearing liabilities for the first quarter of 1994 increased $30.6 million from the same period last year. Average levels of interest bearing deposits decreased $29.4 million, or 13%, from the first quarter of 1993 to the first quarter of 1994. Average public fund deposits decreased $22.7 million and other time deposits decreased $6.7 million. Offsetting these decreases, short-term borrowings from the Federal Home Loan Bank, securities dealers increased $50.5 million and short-term borrowings through the Company's public funds contracts increased $9.5 million. These short-term borrowings replaced public funds deposits. Also, demand deposits increased $4.3 million and loans declined $2.7 million, providing additional funding for the increased investment portfolio. TABLE 2 presents the detailed schedules of the past five quarters of average balance sheet data and related yields and rates. TABLE 3 presents an analysis of the changes in net interest income for the first quarter ended March 31, 1994 and 1993.

     As noted on page 19, the Company is in a liability sensitive interest sensitivity position in all time periods under one year. Currently, the economy is in a rising rate environment. The Company can manage its interest sensitivity position by obtaining long-term advances from the Federal Home Loan Bank and extend the liabilities of the Bank if management determines that it is required.

                              BANCTEXAS GROUP INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

TABLE 2 - QUARTERLY AVERAGE BALANCE SHEETS/ANALYSIS OF INTEREST YIELDS AND RATES
                            (Dollars in thousands)

                                     First Quarter 1994        Fourth Quarter 1993
                                 -------------------------- -------------------------
                                           Interest                   Interest
                                  Average  Income/  Average  Average  Income/ Average
                                  Balance  Expense    Rate   Balance  Expense  Rate
                                 --------  -------  ------- --------  ------- -------
Earning assets:
  Time deposits with banks ..... $  2,338  $    21    3.59% $  1,645  $    19   4.62%
  Investment securities-taxable.  158,809    1,850    4.66   152,731    1,756   4.60
  Federal funds sold and
    securities purchased under
    agreements to resell .......    4,207       33    3.14     5,546       40   2.89
    Loans* .....................  172,546    3,524    8.28   165,774    3,509   8.40
                                 --------  -------          --------  -------
      Total earning assets .....  337,900    5,428    6.51   325,696    5,324   6.49
                                           -------                    -------
Nonearning assets:
  Cash and due from banks ......    9,752                      9,733
  Premises and equipment .......   11,291                     11,415
  Other assets .................    5,537                      6,868
  Allowance for loan losses ....   (2,786)                    (2,686)
                                 --------                   --------
                                 $361,694                   $351,026
                                 ========                   ========
Interest bearing liabilities:
  Savings deposits ............. $ 83,557      506    2.46  $ 87,254      546   2.48
  Certificates of deposit
    $100,000 and over and
    public funds ...............   22,550      221    3.97    22,554      222   3.91
  Other time deposits ..........   91,665      976    4.32    92,653    1,031   4.41
  Short-term borrowings ........   97,205      859    3.53    84,075      742   3.53
  Long-term debt ...............    1,054       23    9.00     1,054       24   9.00
                                 --------  -------          --------  -------
      Total interest bearing
        liabilities ............  296,031    2,585    3.54   287,590    2,565   3.54
                                           -------                    -------
Noninterest bearing liabilities:
  Demand deposits ..............   48,519                     46,052
  Other liabilities ............    2,223                      2,273
                                 --------                   --------
    Total liabilities ..........  346,773                    335,915
Stockholders' equity ...........   14,921                     15,111
                                 --------                   --------
                                 $361,694                   $351,026
                                 ========
Net interest income ............           $ 2,843                    $ 2,759
                                           =======                    =======
Interest rate spread ...........                      2.97%                     2.95%
Net interest margin ............                      3.41%                     3.36%
                                                      ====                      ====

- -------------------
   BTX has no tax-exempt income.
* Loan fees are included for rate calculation purposes. Nonaccrual loans have been included in the average balances, thereby reducing yields.

                              BANCTEXAS GROUP INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

TABLE 2 - QUARTERLY AVERAGE BALANCE SHEETS/ANALYSIS OF INTEREST YIELDS AND RATES
                            (Dollars in thousands)


                                        Third Quarter 1993           Second Quarter 1993           First Quarter 1993
                                    --------------------------- ----------------------------- -----------------------------
                                                Interest                      Interest                      Interest
                                      Average   Income/  Average   Average    Income/  Average   Average    Income/  Average
                                      Balance   Expense    Rate    Balance    Expense   Rate     Balance    Expense   Rate
                                     --------  --------  ------- ----------  --------  ------- ----------  --------  -------
Earning assets:
  Time deposits with banks .....     $    450  $      4    3.56%   $    580   $     3    2.07%   $    616   $     5    3.25%
  Investment securities-taxable.      129,647     1,505    4.64     125,659     1,686    5.37     121,910     1,702    5.58
  Federal funds sold and
    securities purchased under
    agreements to resell .......        4,120        32    3.11       3,913        29    2.93       4,483        32    2.86
    Loans* .....................      174,217     3,784    8.62     172,408     3,847    8.95     175,234     4,013    9.29
                                     --------   -------            --------   -------            --------   -------
      Total earning assets .....      308,434     5,325    6.85     302,560     5,565    7.38     302,243     5,752    7.72
                                                -------                       -------                       -------
Nonearning assets:
  Cash and due from banks ......        7,659                         7,111                         8,497
  Premises and equipment .......       11,410                        11,457                        11,528
  Other assets .................        6,682                         7,077                         7,292
  Allowance for loan losses ....       (2,813)                       (3,001)                       (3,078)
                                     --------                      --------                      --------
                                     $331,372                      $325,204                      $326,482
                                     ========                      ========                      ========
Interest bearing liabilities:
  Savings deposits .............     $ 88,007       564    2.54    $ 89,020       568    2.56    $ 91,723       590    2.61
  Certificates of deposit
    $100,000 and over and
    public funds ...............       30,239       276    3.62      36,694       335    3.66      42,907       393    3.71
  Other time deposits ..........       92,629     1,037    4.44      92,761     1,053    4.55      92,548     1,062    4.65
  Short-term borrowings ........       57,240       523    3.65      43,258       376    3.44      37,199       337    3.62
  Long-term debt ...............        1,054        24    9.03       1,054        24    9.13       1,059        23    8.81
                                     --------   -------            --------   -------            --------   -------
      Total interest bearing
        liabilities ............      269,169     2,424    3.57     262,787     2,356    3.60     265,436     2,405    3.67
                                                -------                       -------                       -------
Noninterest bearing liabilities:
  Demand deposits ..............       45,136                        45,042                        44,173
  Other liabilities ............        2,220                         2,863                         2,643
                                     --------                      --------                      --------
    Total liabilities ..........      316,525                       310,692                       312,252
Stockholders' equity ...........       14,847                        14,512                        14,230
                                     --------                      --------                      --------
                                     $331,372                      $325,204                      $326,482
                                     ========                      ========                      ========
Net interest income ............                $ 2,901                       $ 3,209                       $ 3,347
                                                =======                       =======                       =======
Interest rate spread............                           3.28%                         3.78%                         4.05%
Net interest margin.............                           3.73%                         4.25%                         4.49%
                                                           ====                          ====                          ====

- -------------------
   BTX has no tax-exempt income.
* Loan fees are included for rate calculation purposes. Nonaccrual loans have been included in the average balances, thereby reducing yields.

                              BANCTEXAS GROUP INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

TABLE 3 - VOLUME/RATE ANALYSIS

                                                       First Quarter
                                                  1994 Change from 1993
                                             -------------------------------
                                                         Change due to:
                                                      ----------------------
                                             Total                    Rate/
                                             Change    Volume  Rate   Volume*
                                             -------  ------- ------  ------
                                                  (Dollars in thousands)
Earning assets:
  Time deposits with banks ................. $    16  $    14  $    1  $   1
  Investment securities-taxable ............     148      515    (282)   (85)
  Federal funds sold and
    securities purchased
    under agreements to resell .............       1       (2)      3    -
  Loans ....................................    (489)     (62)   (434)     7
                                              ------   ------  ------  -----
       Total interest income ...............    (324)     465    (712)   (77)
                                              ------   ------  ------  -----
Interest bearing funds:
  Savings deposits .........................     (84)     (53)    (35)     4
  Certificates of deposit of
    $100,000 and over and
    public funds ...........................    (172)    (187)     28    (13)
  Other time deposits ......................     (86)     (10)    (77)     1
  Short-term borrowings ....................     522      544      (8)   (14)
  Long-term debt ...........................     -        -       -      -
                                             -------  -------  ------  -----
       Total interest expense ..............     180      294     (92)   (22)
                                             -------  -------  ------  -----
  Net interest income ...................... $  (504) $   171  $ (620) $ (55)
                                             =======  =======  ======  =====

____________________
   BTX has no tax-exempt income.
* Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.

NONINTEREST INCOME

     Noninterest income for the first quarter of 1994 decreased $19 thousand, or 3%, from the first quarter of 1993. This decrease is primarily a result of decreased revenue from check charges of $6 thousand and service charges of $7.4 thousand. Also in 1993, there was a gain from the sale of securities of $37 thousand while there was none in 1994. Income from loan sales and loan servicing increased $61 thousand or 54% from the first quarter of 1993. As of March 31, 1994 BTX is servicing $37 million in consumer loans compared to $19 million as of March 31, 1993. The Bank is also pursuing additional services that may enhance the income stream including the sale of mutual funds, annuities and other permissible product offerings - such as FHA Title One home improvement loans and the purchase of residential mortgages which are held for resale to permanent investors. Servicing fees generated from sales of pools of consumer loans in the first quarter of 1994 were $137 thousand compared to $36 thousand in 1993.

                              BANCTEXAS GROUP INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

NONINTEREST EXPENSE

     Noninterest expense for the first quarter of 1994 increased $43 thousand, or 1%, from the first quarter of 1993. Personnel expense increased $168 thousand resulting from medical and pension costs increasing compared to the first quarter of 1993. Occupancy expense decreased $55 thousand due to lower costs of repairs and maintenance, receiving more tenant income from the Bank's building in McKinney and paying lower rent from the Bank's leased location in Houston. Professional fees decreased $80 thousand resulting from lower legal fees and investment consulting fees incurred in the first quarter of 1994 compared to 1993. Communications and supplies increased $39 thousand due to higher postage and telephone costs.

     For 1994, noninterest expense should decline, principally from reduced expenses related to nonperforming assets, i.e. write-downs and operating expenses associated with foreclosed properties and legal fees associated with foreclosure and litigation.

MORTGAGE-BACKED AND OTHER SECURITIES

     Mortgage-backed and other securities (net of maturities and sales of securities) at March 31, 1994 increased $5 million, or 3% from December 31, 1993. This increase in investment securities resulted from the purchase of securities which are backed by U.S. Agency guaranteed mortgages for long-term investment purposes. $9.9 million of securities, which reprice on a monthly basis and are backed by adjusted rate mortgages, were purchased in the first quarter of 1994. The repricing of these mortgages is based principally on the 11th District Cost of Funds Index and provides a mechanism for BTX's investment portfolio to maintain yields corresponding to its funding costs. The cost of funds indices for these securities are historical, predominately with a 90 day repricing lag. Therefore, as interest rates decline, investment income will generally decline and as interest rates increase, investment income will generally increase. In addition to the adjustable rate securities, $4.9 million of fixed rate Federal National Mortgage Association (FNMA's) seven year balloon securities were acquired in the first quarter of 1994. These securities were purchased to fix a specific yield with specific fixed maturities with an average life of 2.6 years. This strategy protects a portion of this portfolio from declining interest rates, yet does not inappropriately extend interest rate risk. BTX's public funds contracts are priced on a variable rate basis. In addition, the Company's public funds contracts are cyclical with predictable patterns. The investment securities also have cash flows from planned amortizations and are subject to prepayments. These features, along with the Company's strategy of utilizing the securities as collateral for financing, enables the Company to manage its liquidity in a proactive manner. As a result, the Company's federal funds sold position averages $4.2 million, or 1.2% of average assets, which is less than that of many comparable banks. These activities are actively managed by the Company, which will continue to pursue opportunities available to it to

                              BANCTEXAS GROUP INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

maximize net interest income generated by the securities portfolio. Because of the amortization schedules of mortgage-backed securities and the fact that they are subject to prepayments, the weighted average life for the Bank's portfolio of mortgage-backed securities is less than its stated maturity. Based on the Company's prepayment experience, the weighted average life of its portfolio is currently estimated to be 4.25 years. BTX's investment portfolio at March 31, 1994 was $165 million, with 69% of the portfolio invested in agency-backed adjustable rate mortgages.

LOANS

     Loans, net of unearned income, were $173.5 million at March 31, 1994, an increase of $5.8 million or 3%, from December 31, 1993. The Bank sold $24.4 million of loans in the first quarter of 1994 compared to $3.9 million in 1993. BTX's loan portfolio at March 31, 1994, was composed of 5% commercial, 15% real estate and 80% consumer. This mix compares to a loan portfolio composition of 5% commercial, 16% real estate and 79% consumer at December 31, 1993. BTX has less than $1 million in loans to foreign borrowers. TABLE 4 presents the composition of the loan portfolio.

     During 1993, the Bank began to originate loans for sale. Prior to 1993, loans that the Bank sold were originated to be held in its loan portfolio. However, because of excess loan production, the Bank sold some of its automobile consumer loans in 1991 and 1992 to reduce its loan portfolio to targeted levels. In 1993, since the Bank's capacity for excess production was well established, the Bank began to originate automobile loans for sale. Also, as noted on page 7, the Bank began purchasing residential mortgages and home improvement loans originated by others for the purpose of resale. These loans have 30 day guaranteed take out commitments by long-term investors. Also, these loans are serviced by the Federal Home Loan Bank and provide collateral for borrowing from the FHLB, if needed.

     The Bank's market areas are now experiencing moderate economic recovery and the increase from $7 million at year-end 1992 to $9 million at year-end 1993 in residential interim construction lending has suggested a means to expand its Real Estate Loan Portfolio. The Bank has carefully assessed the risks related to such loans, as well as the benefits. These loans which typically have a maturity of nine months and average $100,000 per house are made only when permanent financing is in place from the permanent lenders and only when the contractor responsible for construction of each home has met rigorous standards, including verification of reputation, character, level of experience and history of performance, as well as a detailed review of his present and anticipated financial condition. In the first quarter of 1994, the Bank made 96 of these loans for an aggregate of $10,165,000 and in the first quarter of 1993, the bank made 95 of these loans for an aggregate of $8,977,000. Interim construction lending has provided the Company with loan fee revenues amounting to $95,000 and 74,000 for the first quarter of 1994 and 1993, respectively. The Company will be dependent on its market economy to achieve growth in the real estate and commercial loan markets.

                              BANCTEXAS GROUP INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

TABLE 4 - LOAN COMPOSITION

                                                 March 31,      December 31,
                                          --------------------
                                             1994        1993       1993
                                          --------    --------  -----------
                                               (Dollars in thousands)
Commercial .............................. $  8,668    $ 10,693   $  7,653
Real estate, construction ...............    8,782       7,070      9,072
Real estate, mortgage ...................   12,309      16,473     12,862
Real estate, mortgage available for sale     4,716         -        5,600
Installment .............................  138,811     148,959    122,551
Installment available for sale ..........    5,288         -       14,997
                                          --------    --------   --------
                                           178,574     183,195    172,735
Unearned income .........................   (5,020)     (9,220)    (5,003)
                                          --------    --------   --------
Loans, net of unearned income ........... $173,554    $173,975   $167,732
                                          ========    ========   ========

NONPERFORMING ASSETS

     Nonperforming assets include nonaccrual loans, restructured loans, foreclosed property and loans past due 90 days or more but not included in nonaccrual loans. Loans are placed on nonaccrual when, in the opinion of management, collectibility of principal or interest is doubtful. Loans past due 90 days or more with respect to principal or interest are placed on nonaccrual, unless they are both well secured and in the process of collection. TABLE 5 presents the categories of nonperforming assets at the dates indicated.

     Nonperforming assets at March 31, 1994 were $3.8 million, compared to $4.6 million at December 31, 1993. This level of nonperforming assets represents a continuing effort by BTX to reduce the problem loan portfolio. The activity in nonperforming assets for the first quarter of 1994 reflects $1 million in additions and $1.8 million of which $285 thousand is charge-offs and the balance is sales and collection of assets. For the first quarter of 1994, interest income that would have been accrued at original contractual rates resulting from nonperforming assets less the amount recognized as interest income was $12,000. Nonperforming assets are expected to continue to decline in 1994. Success in achieving this lower level is dependent upon market conditions for real estate properties.

                              BANCTEXAS GROUP INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

TABLE 5 - NONPERFORMING ASSETS

                                                 March 31,     December 31,
                                           -------------------
                                              1994       1993     1993
                                           --------   -------- -----------
                                                (Dollars in thousands)
Nonaccrual loans .........................  $   954    $   949    $   622
Restructured loans .......................      -          -          -
Loans past due 90 days or more
  but not included in nonaccrual loans ...      244        127        803
                                            -------    -------    -------
     Total nonperforming loans                1,198      1,076      1,425
Foreclosed property, net .................    2,617      4,358      3,171
                                            -------    -------    -------
     Total ...............................  $ 3,815    $ 5,434    $ 4,596
                                            =======    =======    =======
Ratio of nonperforming assets to
  total assets ...........................     1.04%      1.65%      1.25%
                                            =======    =======    =======
Ratio of nonperforming assets to
  total loans and foreclosed property ....     2.17%      3.05%      2.69%
                                            =======    =======    =======

     TABLE 6 presents nonperforming assets by type of borrower. At March 31, 1994, real estate nonperforming assets totaled $2.9 million, or 76%, of total nonperforming assets compared to 92% at March 31, 1993.

TABLE 6 - NONPERFORMING ASSETS BY TYPE OF BORROWER

                                                 March 31,     December 31,
                                          --------------------
                                             1994        1993      1993
                                          --------    -------- -----------
                                               (Dollars in thousands)
Commercial ..............................  $   156     $   542    $   171
Energy ..................................      -           750        710
Real estate, land .......................    1,686       2,182      2,478
Real estate, residential ................      263         417        246
Real estate, commercial .................      945       1,099        622
Installment .............................      765         444        369
                                           -------     -------    -------
     Total ..............................  $ 3,815     $ 5,434    $ 4,596
                                           =======     =======    =======

     In addition to the nonperforming assets set forth above, at March 31, 1994, BTX had $1.9 million of loans classified as "potential problem loans" of which 88% are secured by mortgages from four borrowers. This compares to $2.7 million of potential problem loans at March 31, 1993. A potential problem loan is a loan which is currently being repaid in accordance with its terms but with respect to which information about possible credit problems of the borrower is known, causing management to have concern as to the ability of the borrower to comply with the present loan repayment terms and which may result in disclosure in the future in one of the nonperforming asset categories.

     For many years, the impact of nonperforming assets has been one of the primary causes of BTX's below average level of profitability. The high level of nonperforming assets has resulted in lower net interest margins and high noninterest expenses from: (1) the provision for loan losses, (2) professional fees and (3) operating costs associated with nonperforming assets.

                              BANCTEXAS GROUP INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

ALLOWANCE AND PROVISION FOR LOAN LOSSES

     At March 31, 1994, the allowance for loan losses was approximately $2.6 million, or 1.5% of total loans, compared to $2.6 million or 1.6% of total loans, at December 31, 1993. TABLE 7 presents the activity in the allowance for loan losses. The ratio of the allowance for loan losses to total nonperforming loans was 221.1% and 267.7% for the first quarter of 1994 and 1993, respectively.

     Management considers the allowance for loan losses to be adequate at March 31, 1994. The adequacy of the reserve is determinable only on an approximate basis since estimation of the magnitude and timing of loan losses involves subjective judgments. In evaluating the adequacy of the reserve at March 31, 1994, consideration was given to such factors as management's evaluation of specific loans; the level and composition of classified loans; historical loss experience; results of examinations by regulatory agencies; an internal asset review process that is independent of the Bank's management; expectations of future economic conditions and their impact on particular industries and individual borrowers; concentrations of credit; management depth and experience; and other judgmental factors.

     The provision for loan losses for the first quarter of 1994 was $75 thousand, compared to $140 thousand for the first quarter of 1993. Net charge-offs for the first quarter of 1994 were $103 thousand compared to $175 thousand for the same period of 1993. The Bank's management believes that the provision for loan losses in 1994 is anticipated to be substantially unchanged from the amount recorded in 1993.

     In prior years, BTX had been adversely affected by the economic conditions in Texas. Last year economic conditions continued to improve, generally in parallel with the national economy. Although improving, the overall Texas economy still displays weakness in certain sectors such as commercial real estate, energy and defense. Vacancy rates for commercial office space are some of the highest in the nation. Although improving, the oil and gas industry continues to suffer because of the lack of a comprehensive "National Energy Policy." The Texas defense industry has been impeded as a result of the "Peace Dividend." Cutbacks in other areas of government spending such as the Super Collider and closure of some military bases have also hurt the Texas economy. The management of BTX recognizes some adverse economic conditions still exist; however, it does not expect that these will materially adversely impact the provision for loan loss and its efforts to further upgrade the quality of the Company's loan portfolio in 1994. Management periodically reviews and considers the impact of the economy, as well as many other factors, in its determination of the allowance for loan loss.

                              BANCTEXAS GROUP INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

TABLE 7 - SUMMARY OF THE ALLOWANCE FOR LOAN LOSSES

                                               March 31,         December 31,
                                         --------------------
                                            1994        1993         1993
                                         --------    --------    ------------
                                        (Dollars in thousands)
Balance at beginning of period .....     $  2,637     $ 3,044      $ 3,044
Provision for loan losses ..........           75         140          490
Loans charged off:
  Commercial and financial .........          -            32          228
  Energy ...........................          -            40           40
  Real estate ......................          203         -              8
  Installment ......................          339         320        1,622
                                          -------     -------      -------
    Total charge-offs ..............          542         392        1,898
Recoveries:
  Commercial and financial .........          119          30          164
  Real estate ......................          166          33          154
  Installment ......................          154         154          683
                                          -------     -------      -------
    Total recoveries ...............          439         217        1,001
                                          -------     -------      -------
    Net charge-offs ................          103         175          897
                                          -------     -------      -------
Balance at end of period ...........      $ 2,609     $ 3,009      $ 2,637
                                          =======     =======      =======
Allowance for loan losses as a
  percent of period-end loans ......         1.50%       1.73%        1.57%
                                          =======     =======      =======
Allowance for loan losses as a
  percent of nonperforming loans....       217.78%     279.65%      185.05%
                                          =======     =======      =======

DEPOSITS

     During the first quarter of 1994 total deposits averaged $246 million, a decrease of $2.2 million, or .8% from December 31, 1993. The decreased deposits resulted primarily from decreased money market accounts compared to the fourth quarter of 1993. In 1994, BTX will continue its efforts to maintain its position in public funds contracts. See page 20 for a further discussion of public funds contracts. TABLE 8 shows the types of deposits and the related rates paid for the periods indicated.

TABLE 8 - DEPOSITS

                                   First  Quarter             Fourth Quarter
                         ----------------------------------
                               1994              1993              1993
                         ----------------  ----------------  ----------------
                         Average           Average           Average
                         Balance    Rate   Balance    Rate   Balance    Rate
                         --------   -----  --------   -----  --------   -----
                                         (Dollars in thousands)
Demand ................  $ 48,519     -    $ 44,173    -     $ 46,052    -
Money market accounts .    65,317    2.48%   73,671   2.63%    68,364   2.48%
Savings ...............    18,240    2.36    18,052   2.52     18,890   2.50
Certificates of deposit
  $100,000 and over ...    14,089    4.43    11,769   4.82     13,821   4.42
Public funds ..........     8,461    3.21    31,138   3.30      8,733   3.09
Other time ............    91,665    4.32    92,548   4.65     92,653   4.41
                         --------          --------          --------
    Total average
      deposits ........  $246,291          $271,351          $248,513
                         ========          ========          ========

                              BANCTEXAS GROUP INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

CAPITAL RESOURCES

     Stockholders' equity at March 31, 1994 was $14.5 million, compared to $14.9 million at December 31, 1993. TABLE 9 provides certain additional information concerning BTX's stockholders' equity and its allowance for loan losses for the periods indicated.

TABLE 9 - CAPITAL AND ALLOWANCE FOR LOAN LOSSES

                                                 March 31,     December 31,
                                            ------------------
                                               1994      1993      1993
                                            --------  -------- -----------
                                                 (Dollars in thousands)
Stockholders' equity ...................... $ 14,543* $ 14,443    $ 14,952*
                                            ========  ========    ========
Allowance for loan losses .................    2,609     3,009       2,637
                                            ========  ========    ========
Ratio of stockholders' equity to assets ...     3.98%     4.40%       4.06%
                                            ========  ========    ========


____________________
     *Effective December 31, 1993, as a result of the adoption of SFAS No. 115, the effect of net unrealized losses on investment securities held for sale must be included in the determination of BTX's stockholders' equity.

     TABLE 10 compares the capital ratios of BTX and the Bank at March 31, 1994 with regulatory requirements applicable to all FDIC-insured banks and bank holding companies. The federal bank regulatory agencies have the authority to impose higher requirements on individual banks and bank holding companies.

TABLE 10  CAPITAL RATIOS

                               Tier I Capital as               Total Capital as
                                a Percentage of                 a Percentage of
                                  Risk-Based       Leverage       Risk-Based
                                    Assets           Ratio          Assets
                                    ------           -----          ------
BTX at March 31, 1994                6.83%           4.09%           8.28%

Bank at
March 31, 1994                       7.11%           4.36%           8.36%

Regulatory requirement
for all banks and bank
holding companies                    4.625%     3.00 and above*      8.00%


____________________
     *The general leverage ratio is 3% for banks and holding companies in the highest rating category recognized by the bank regulatory agencies, and an additional cushion of at least 100 to 200 basis points is required for other banking organizations.

                              BANCTEXAS GROUP INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

     As defined by applicable regulations, "Tier I Capital" consists of the stockholders' equity of BTX and the Bank respectively; "Total Capital" of the Bank is the sum of the stockholders' equity plus a portion of the allowance for loan losses, and "Total Capital" of BTX is the sum of its stockholders' equity, a portion of the allowance for loan losses and outstanding convertible debentures in the principal amount of $421,600. The term "risk-based assets" equals total assets, plus certain off-balance sheet items, with various adjustments designed to reflect the risk characteristics of the assets, liabilities and certain off-balance sheet items; and "adjusted total assets" is a term used to reflect a regulatory measure of a bank's total assets.

INFLATION

     The financial statements and related information presented in this report have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and results of operations in terms of historical dollars without regard to changes over time in the relative purchasing power of money. While inflation causes a loss of purchasing power in the value of stockholders' equity, the ability of a company to earn a real return on equity is of greater importance. Management believes that historical information regarding the maturities of various assets and liabilities and interest rate sensitivity, coupled with an understanding of current economic trends, offers insights for assessing the company's ability to cope with continuing inflation.

INTEREST RATE SENSITIVITY

     BTX's Asset/Liability Management Policy Committee has as one of its objectives to approximate a 1:1 ratio of interest-sensitive assets to interest-sensitive liabilities through all time intervals. TABLE 11 shows each ratio at all time intervals for March 31, 1994. Currently, BTX is in a liability sensitive position at all periods under one year. During a declining interest rate environment, this position would produce higher net interest income and during a rising interest rate environment, this position would produce a lower net interest income. It should be noted that the interest sensitivity position is presented at a point in time and can be altered by management as changing conditions dictate.

                              BANCTEXAS GROUP INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

TABLE 11 - INTEREST RATE SENSITIVITY ANALYSIS

                                             March 31, 1994
              -----------------------------------------------------------------------
                                     Rate-Sensitive
              ------------------------------------------------------
                                                            Total   **Non-
                                                    Over    Rate      rate
                1-30     31-90   91-180   181-365    1      Sen-      Sen-
                Days     Days     Days     Days     Year    sitive   sitive   Total
              -------- -------- -------- -------- -------- -------- -------- -------
                                           (Dollars in thousands)
Earning assets $152,751 $ 21,610 $ 22,734 $ 28,539 $111,010 $336,644 $ 4,693 $341,337
Interest
  bearing
  liabilities.  180,985   17,490   18,366   18,956   63,246  299,043     -    299,043
               -------- -------- -------- -------- -------- -------- -------  -------
Nominal gap ..  (28,234)   4,120    4,368    9,583   47,764
Cumulative
  interest
  sensitivity
  gap* ....... $(28,234)$(24,114)$(19,746)$(10,163)$ 37,601
               ======== ======== ======== ======== ========
Cumulative ratio
  of earning
  assets to in-
  terest bearing
  funds .........    84%      88%      91%      96%     113%


____________________
     *Rate-sensitive earning assets less rate-sensitive interest bearing liabilities.
    **The non-rate sensitive assets are composed of nonaccrual loans and Federal Reserve Bank Stock.

LIQUIDITY

     Liquidity for the Bank is the ability to raise funds to support asset growth, meet deposit withdrawals, fund customers' legitimate borrowing needs, satisfy maturities of short-term borrowings, and maintain reserve requirements.

     Liquidity needs can be met from either assets or liabilities or a combination of both. On the asset side, the primary sources of liquidity are cash and due from banks, time deposits with banks, federal funds sold and securities purchased under agreements to resell, short-term marketable investment securities and scheduled repayments and maturities of loans. The Bank's investment securities are purchased primarily for the purpose of collateralizing public funds deposits. In the past, when the corresponding public funds deposits were withdrawn, the pledged securities were sold with no affect on liquidity. Currently, BTX retains its securities through cyclical changes in public funds deposit levels. BTX utilizes sales of its securities under agreements to repurchase in combination with the securities amortization payments to manage its

                              BANCTEXAS GROUP INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)

overall funding and liquidity position. Average cash and due from banks for the first quarter of 1994 was $9.8 million, an increase of $1.3 million, or 15%, from the first quarter of 1993. BTX's average level of federal funds sold and securities purchased under agreements to resell was $4.2 million for the first quarter of 1994, a decrease of $276 thousand or 6%, from the same period last year.

     On the liability side, the principal sources of liquidity are deposit growth, the maturity distribution of purchased funds, unused credit lines, the collateral value of investment securities and accessibility to money and capital markets. Deposits for the first quarter of 1994 averaged $246 million, a decrease of $25 million, or 9%, from the first quarter of 1993. This decrease was due primarily from public funds deposits replaced by short-term borrowings from the Company's public funds contracts. Securities sold under agreements to repurchase averaged $97 million for the first quarter 1994, an increase of $60 million from the first quarter of 1993. Currently, BTX and the Bank have available credit lines from the FHLB and others to the extent of the available collateral value of its investment security portfolio. The Bank joined the FHLB in the third quarter of 1993. The Bank's membership in the FHLB has enhanced its liquidity and provided an additional funding source. At March 31, 1994, its borrowing against securities from the FHLB totaled $80 million and borrowing from securities dealers and other sources were $21 million.

     BTX monitors its liquidity position continuously in relation to changes in long-term and short-term interest rates. Maturity distribution and interest sensitivity of assets and liabilities are adjusted in response to those changes. In order to improve liquidity, the Bank will continue to pursue a program to increase deposits, implement various cost-cutting and revenue-generating measures, and explore other methods to increase liquidity, including the acquisition of additional banks. Currently, the sources of liquidity are deemed adequate but it is impossible to predict whether they will remain so.

     The possible sources of funds for BancTEXAS Group Inc. are the dividends paid to it from its subsidiaries, proceeds from equity offerings or debt offerings, and the proceeds from sales of assets. The FDIC Agreement and federal banking law and regulation places certain restrictions on the payment of dividends by BTX and the payment of dividends and management fees by the Bank. Currently and in the foreseeable future, no dividends or fees can be paid to BTX by the Bank.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibit No.                      Description
          -----------                      -----------
              11                 Computation of Earnings (Loss) Per Share

    (b) There were no reports on Form 8-K filed during the quarter ended March 31, 1994.

                                   SIGNATURES


                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              BancTEXAS Group Inc.
                                              (Registrant)


Date  May 13, 1994                            By  /s/ D. KERT MOORE
                                              D. Kert Moore
                                              Treasurer and
                                              Chief Financial Officer