Form 10-Q
period 1994-06-30
BANCTEXAS GROUP INC
filed 1994-08-12
CIK 310979

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549

                             --------------------

                                   FORM 10-Q

(Mark one)
(X)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1994
                                       OR

( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

                           Yes    X       No
                                -----         -----

As of August 12, 1994, 20,084,525 shares of the registrant's Common Stock, $.01 par value, were outstanding.

                                                  PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                              BancTEXAS Group Inc.

                   CONSOLIDATED BALANCE SHEETS - Unaudited

                                                         June 30,
                                                  --------------------- December 31,
                                                     1994         1993      1993
                                                  ---------    ---------  ---------
                                                        (Dollars in thousands)
ASSETS
Cash and due from banks ........................  $   9,066    $   7,793  $   8,565
Time deposits with banks .......................        783          529      2,525
Federal funds sold .............................      1,000        5,100     14,400
                                                  ---------    ---------  ---------
     Total cash and cash equivalent ............     10,849       13,422     25,490
Mortgage-backed and other investment securities
  held to maturity at cost (approximate fair
  value of $111,246, $124,226 and $115,344) ....    115,856      123,524    116,451
Mortgage-backed securities available for sale at
  approximate fair value (cost $55,841, $0 and
  $43,774) .....................................     54,739          -       43,707
Loans (net of unearned income of $4,948,
  $7,190 and $4,571) ...........................    165,549      172,966    147,135
Loans available for sale (net of unearned income
  income of $67, $0 and $432) ..................      5,998          -       20,597
Less:  Allowance for loan losses ...............     (2,469)      (2,836)    (2,637)
                                                  ---------    ---------   --------
     Total loans, net ..........................    169,078      170,130    165,095
Foreclosed property, net .......................      2,331        3,921      3,171
Premises and equipment, net ....................     11,118       11,423     11,338
Accrued interest receivable ....................      1,523        1,264      1,247
Other assets ...................................      2,390        1,969      2,109
                                                  ---------    ---------  ---------
     Total assets ..............................  $ 367,884    $ 325,653  $ 368,608
                                                  =========    =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest bearing ..........................  $  47,304    $  40,964  $  44,409
  Interest bearing .............................    189,877      211,842    198,488
                                                  ---------    ---------  ---------
     Total deposits ............................    237,181      252,806    242,897
Securities sold under agreements to repurchase .     77,554       53,394     95,208
Other short-term borrowings ....................      1,129        1,147      1,096
FHLB advances ..................................     33,418          -       10,918
Other liabilities ..............................      3,761        2,476      2,483
Long-term debt .................................      1,054        1,054      1,054
                                                  ---------    ---------  ---------
     Total liabilities .........................    354,097      310,877    353,656
                                                  ---------    ---------  ---------

Stockholders' equity:
  Common stock:  $.01 par value; authorized
    50,000,000 shares; issued and outstanding
    shares 20,047,025, 19,325,525 and 19,583,025        201          193        196
  Capital in excess of par .....................    273,047      272,377    273,035
  Accumulated deficit ..........................   (258,359)    (257,794)  (258,212)
  Net unrealized loss on securities available
    for sale ...................................     (1,102)         -          (67)
                                                  ---------    ---------  ---------
      Total stockholders' equity ...............     13,787       14,776     14,952
                                                  ---------    ---------  ---------
      Total liabilities and stockholders' equity  $ 367,884    $ 325,653  $ 368,608
                                                  =========    =========  =========





                See Notes to Consolidated Financial Statements.

                              BancTEXAS Group Inc.

               CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

                                             Three Months            Six Months
                                             ended June 30,         ended June 30,
                                         --------------------   --------------------
                                            1994        1993       1994        1993
                                         --------    --------   --------    --------
                                              (In thousands, except per share)
INTEREST INCOME
  Loans ................................ $  3,654    $  3,847   $  7,178    $  7,860
  Investment securities ................    2,012       1,686      3,862       3,388
  Federal funds sold ...................       28          29         61          61
  Other interest income ................       21           3         42           8
                                         --------    --------   --------    --------
        Total interest income ..........    5,715       5,565     11,143      11,317
INTEREST EXPENSE
  Deposits .............................    1,717       1,956      3,420       4,001
  Securities sold under agreements to
    repurchase .........................      860         370      1,581         700
  Other short-term borrowings ..........       10           6         16          13
  FHLB advances ........................      354         -          486         -
  Long-term debt .......................       24          24         47          47
                                         --------    --------   --------    --------
        Total interest expense .........    2,965       2,356      5,550       4,761
                                         --------    --------   --------    --------
        Net interest income ............    2,750       3,209      5,593       6,556
Provision for loan losses ..............       75          90        150         230
                                         --------    --------   --------    --------
        Net interest income after
          provision for loan losses ....    2,675       3,119      5,443       6,326
NONINTEREST INCOME
  Service charges and fees .............      384         416        794         848
  Investment securities gains ..........      -           -          -            37
  Loan sales and loan servicing income .       95         202        270         316
  Other ................................      306          42        352         109
                                         --------    --------   --------    --------
        Total noninterest income .......      785         660      1,416       1,310
NONINTEREST EXPENSE
  Personnel expense ....................    1,670       1,566      3,440       3,168
  Occupancy ............................      314         349        644         734
  Equipment ............................      209         219        440         448
  Litigation settlement expense ........      -           -          -            52
  Professional fees ....................      368         376        757         845
  Net operating expense of
    foreclosed property ................        4         109         23          93
  Communications and supplies ..........      242         250        519         488
  Data processing ......................      239         215        471         453
  Other ................................      371         369        712         718
                                         --------    --------   --------    ---------
        Total noninterest expense ......    3,417       3,453      7,006       6,999
                                         --------    --------   --------    --------
        Net income (loss) before
          taxes ........................       43         326       (147)        637
Income tax expense .....................      -           -          -           -
                                         --------    --------   --------    --------
        Net income (loss) .............. $     43    $    326       (147)        637
                                         ========    ========   ========    ========
PER SHARE
  Net income (loss) .................... $    -      $    .01       (.01)        .03
                                         ========    ========   ========    ========
  Weighted average common shares and
    common share equivalents outstanding   23,596      23,214     23,464      23,228
                                         ========    ========   ========    ========





                See Notes to Consolidated Financial Statements.

                              BancTEXAS Group Inc.

                      CONSOLIDATED STATEMENTS OF CHANGES
                      IN STOCKHOLDERS' EQUITY - Unaudited

                                                          Six Months
                                                         ended June 30,
                                                     ---------------------
                                                        1994        1993
                                                     ---------   ---------
                                                    (Dollars in thousands)
COMMON STOCK:
  Balance at beginning of year ...................   $     196   $     192
  Exercised Option ...............................           1           1
  Shares issued in settlement of litigation ......           4         -
                                                     ---------   ---------
  Balance at June 30 .............................         201         193
                                                     ---------   ---------

CAPITAL IN EXCESS OF PAR:
  Balance at beginning of year ...................     273,035     272,346
  Exercised Option ...............................          16          31
  Shares issued in settlement of litigation ......          (4)        -
                                                     ---------   ---------
  Balance at June 30 .............................     273,047     272,377
                                                     ---------   ---------

ACCUMULATED DEFICIT:
  Balance at beginning of year ...................    (258,212)   (258,431)
  Net income (loss) ..............................        (147)        637
                                                     ---------   ---------
  Balance at June 30 .............................    (258,359)   (257,794)
                                                     ---------   ---------

NET UNREALIZED LOSS ON SECURITIES
  AVAILABLE FOR SALE:
  Balance at beginning of year ...................         (67)        -
  Net loss .......................................      (1,035)        -
                                                     ---------   ---------
  Balance at June 30 .............................      (1,102)        -
                                                     ---------   ---------

TOTAL STOCKHOLDERS' EQUITY .......................   $  13,787   $  14,776
                                                     =========   =========





               See Notes to Consolidated Financial Statements.

                              BancTEXAS Group Inc.

               CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

                                                                   Six Months
                                                                 ended June 30,
                                                             ----------------------
                                                                1994         1993
                                                             ---------    ---------
                                                             (Dollars in thousands)
OPERATING ACTIVITIES:
  Net income (loss) .......................................  $    (147)   $     637
  Adjustments to reconcile net income to net cash
    used in operating activities:
      Provision for loan losses ...........................        150          230
      Depreciation, amortization and accretion ............        723          783
      Gain on sale of investment securities ...............        -            (37)
      Gain on sale of assets ..............................         (1)        (120)
      Gain on sale of loans ...............................        (38)        (233)
      Provision for losses on foreclosed property .........        142          277
      Net increase in accrued interest receivable .........       (280)         (79)
      Net increase in other assets ........................       (634)        (290)
      Net decrease in accrued interest payable ............        (59)        (103)
      Net increase (decrease) in other liabilities ........      1,337         (452)
      Proceeds from sale of loans originated for sale .....     44,331          -
      Loans originated for sale ...........................    (30,641)         -
                                                              --------    ---------
        Net cash used in operations .......................     14,883          613

INVESTING ACTIVITIES:
  Proceeds from loan sales ................................        -         14,577
  Proceeds from maturities of investment securities .......     17,781       15,395
  Proceeds from sales of investment securities ............        -          1,727
  Purchase of investment securities .......................    (29,604)     (27,270)
  Increase in loans (net of loans originated for sale) ....    (18,378)     (13,471)
  Recoveries on loans previously charged-off ..............        679          418
  Proceeds from sales of foreclosed property ..............        914        1,135
  Capital expenditures ....................................       (154)        (322)
  Proceeds from sales of premises and equipment ...........         58          -
                                                              --------    ---------
        Net cash used in investing activities .............    (28,704)      (7,811)

FINANCING ACTIVITIES:
  Net decrease in deposits ................................     (5,716)     (17,924)
  Net increase in securities sold under
    agreements to repurchase ..............................      4,846       20,924
  Net increase (decrease) in other short-term borrowings ..         33         (218)
  Cash repayment of long-term debt ........................        -            (12)
  Exercised stock options .................................         17           32
                                                              --------    ---------
        Net cash provided by (used in) financing activities       (820)       2,802

Net decrease in cash and cash equivalents .................    (14,641)      (4,396)
Cash and cash equivalents at beginning of period ..........     25,490       17,818
                                                              --------    ---------
        Cash and cash equivalents at June 30 ..............   $ 10,849    $  13,422
                                                              ========    =========

Supplemental disclosure of cash paid for interest .........   $  5,610    $   4,864
                                                              ========    =========
Supplemental schedule of noncash investing and
  financing activities:
    Additions to other real estate and collateral acquired    $    -      $     -
                                                              ========    =========
    Subsequent loans to facilitate the sale
      of other real estate ................................   $     90    $     -
                                                              ========    =========
    Transfer of investment securities to available for sale   $    -      $     -
                                                              ========    =========
    Transfer from loans available for sale to loans .......   $  8,999    $     -
                                                              ========    =========





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

NOTE 2  PROPOSED INVESTMENT BY FIRST BANKS, INC.

     In May 1994, the Company signed an agreement with First Banks, Inc. (a bank holding company headquartered in St. Louis, Missouri) whereby First Banks will invest $30 million in BancTEXAS Group Inc. Subject to regulatory approval and approval by BancTEXAS' stockholders, First Banks will purchase 37,500,000 shares of BancTEXAS' to be issued Class B Common Stock for $.80 per share.

     All necessary regulatory approvals have been received. The annual meeting of stockholders of BancTEXAS is scheduled for August 18, 1994, at which time the proposed transaction will be voted upon. Assuming the stockholders approve, the transaction should be consummated before the end of September 1994.

                              BancTEXAS Group Inc.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

NOTE 3  FEDERAL INCOME TAXES

     For federal income tax purposes, at June 30, 1994, BTX had net operating loss carryforwards of approximately $66 million. The net operating loss (NOL) carryforwards expire as follows:

     Year ending December 31,                    Tax NOL
     ------------------------                    -------
                                          (Dollars in Millions)
               1994 .....................        $  20
               1995 .....................            5
               1996 .....................            2
               1997 .....................           -
               1998 - 2009 ..............           39
                                                 -----
                                                 $  66
                                                 =====

At June 30, 1994, BTX had investment tax credit carryforwards of $412 thousand, which will be available in the future to offset taxes otherwise payable. The investment tax credit carryforwards expire between 1996 and 2001. Investment tax credit carryforwards have been reduced in accordance with the provisions of the Tax Reform Act of 1986.

     Upon completion of the proposed First Banks, Inc. transaction (see Note
2), the pre-acquisition BTX net operating loss carryforwards will be subject to an annual utilization limitation under Internal Revenue Code Section 382 for all post-acquisition taxable years. The amount of the annual limitation will be equal to the total value of BTX stock issued and outstanding immediately before the acquisition multiplied by the long-term tax-exempt rate that is in effect on the date of the acquisition. If the taxable income for a post-acquisition year does not equal or exceed the annual limitation, the unused annual limitation is carried forward to increase the limitation amount for the succeeding years until the excess limitation is utilized or expires.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     BancTEXAS Group Inc. (herein BTX) is a bank holding company with one subsidiary bank known as BankTEXAS N.A. (herein the Bank). BTX had consolidated total assets of $368 million at June 30, 1994.

     The following discussion and analysis presents the significant changes in the results of operations and financial condition for the periods indicated. The discussion should be read in conjunction with the consolidated financial statements and notes and supplemental financial data included elsewhere in this report.

     The net loss for the six months ended June 30, 1994 was $147 thousand or $(.01) per share, compared to net income of $637 thousand, or $.03 per share, for the six months ended June 30, 1993. The net income for the second quarter of 1994 was $43 thousand, or $nil per share, compared to net income of $326 thousand, or $.01 per share, for the second quarter of 1993.

NET INTEREST INCOME

     Net interest income for the six months ended June 30, 1994 decreased $963 thousand or 15% from the six months ended June 30, 1993. Net interest income for the second quarter of 1994 decreased $459 thousand, or 14%, from the second quarter of 1993. TABLE 1 presents the components of net interest income for the second quarter ended June 30, 1994 and 1993.

                              BancTEXAS Group Inc.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

TABLE 1 - NET INTEREST INCOME

                           Second Quarter                    Year-to-Date
                   ------------------------------- -------------------------------
                         1994            1993            1994            1993
                   --------------- --------------- --------------- ---------------
                    Amount   Rate   Amount   Rate   Amount   Rate   Amount   Rate
                   -------- ------ -------- ------ -------- ------ -------- ------
                                        (Dollars in thousands)
Average earning
  assets ......    $354,324  6.47% $302,560  7.38% $346,157  6.49% $302,402  7.55%
                   ========        ========        ========        ========
Average inter-
  est bearing
  liabilities..     311,280  3.82   262,787  3.60   303,697  3.69   264,105  3.64
                             ----            ----            ----            ----
Interest rate
  spread ......              2.65            3.78            2.80            3.91
                             ====            ====            ====            ====
Interest free
  sources used
  to fund
  earning
  assets ......      43,044          39,773          42,460          38,297
                   --------        --------        --------        --------
Total sources
  of funds ....    $354,324  3.36  $302,560  3.13  $346,157  3.23  $302,402  3.18
                   ========        ========        ========        ========
Net interest
  margin ......              3.11%           4.25%           3.26%           4.37%
                             ====            ====            ====            ====
Net interest
  income ......    $  2,750        $  3,209        $  5,593        $  6,556
                   ========        ========        ========        ========


Interest
  income ......       5,715           5,565          11,143          11,317
                   ========        ========        ========        ========
Interest
  expense .....       2,965           2,356           5,550           4,761
                   ========        ========        ========        ========

_____________________
     BTX has no tax-exempt income.

     Average earning assets for the six months ended June 30, 1994 increased $43.8 million, or 14%, from the same period of 1993. Average investment securities for the six months ended June 30, 1994 increased $41.6 million or 34% from the same period of 1993. The increase in investments resulted from funding provided by the Federal Home Loan Bank.

     The decline in yield on average earning assets from 7.55% for the six months ended June 30, 1993 to 6.49% for the six months ended June 30, 1994 was due to the yield on investment securities declining 80 basis points and the yield on loans declining 86 basis points. As noted on page 14, 70% of the Company's investment portfolio is invested in adjustable rate mortgages. BTX's variable rate investment securities repriced during the second quarter at rates lower than those prevailing in the second quarter of 1993 primarily due to the lag effect of changes in the index on which the prices of the securities are based, the 11th District Index. The Index for the first six months of 1993 averaged 4.21% as compared to its average of 3.70% in 1994. The 11th District Index began to trend

                              BancTEXAS Group Inc.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

up in April. Also, current investment purchases are at market rates and replacing higher yielding securities that have matured. The same factors affected the Bank's loan portfolio in the first half of 1994 where higher yielding loans are maturing and being replaced currently by loans at lower market rates. At a time when the marketplace is experiencing increased rates on deposits, BTX's much larger competitors have focused on auto loans as a desirable product for them. This increased competition has kept automobile loan rates down even though financial institutions are experiencing an increasing cost of funds. BTX's own cost of funds has increased from 3.60% in the second quarter of 1993 to 3.82% in the second quarter of 1994 as presented on pages 10 and 11. Also, 13% of the Company's loans are priced on a variable rate basis.

     BTX has embarked on a program to diversify its loan portfolio in an attempt to preserve and increase margins in the future. In December 1993, BTX began purchasing residential mortgages originated by others. These are priced to float with short-term rates and are resold to mortgage loan investors, usually within 30 days after purchase. However, the rapid rise in interest rates has drastically reduced the volume of mortgage loan production and refinancing activity. This occurred at the very time BTX was entering the market and before BTX had established itself as a primary source of funding for mortgage companies in its markets. Therefore, since there is now a greatly reduced level of mortgage loan and refinancing activity, it is not expected that BTX can obtain a substantial level of these loans until market conditions change. Also, BTX joined with a new Texas firm in providing F.H.A. Title One home improvement financing at rates higher than those that can be expected in the auto finance area. Through the first six months, BTX has originated and sold $3.8 million of these loans. BTX is attempting to further diversify the loan portfolio with new adjustable rate commercial loans provided that it is done with acceptable credit risk.

     Average interest bearing liabilities for the six months ended June 30, 1994 increased $39.6 million from the same period last year. Average levels of interest bearing deposits increased $4.2 million, or 9%, comparing the six months ended June 30, 1993 to the six months ended June 30, 1994. Average public fund deposits decreased $20.3 million and short-term borrowings through the Company's public funds contracts decreased $6.7 million. Other time deposits increased $907 thousand. Offsetting the decrease in public funds, short-term borrowings from the Federal Home Loan Bank and securities dealers increased $64 million. Also, demand deposits increased $4 million and loans increased $1.5 million. The increased borrowings from the FHLB also provided additional funding for the increased investment portfolio. TABLE 2 presents the detailed schedules of the past five quarters of average balance sheet data and related yields and rates. TABLE 3 presents an analysis of the changes in net interest income for the second quarter ended June 30, 1994 and 1993.

     As noted on page 21, the Company is in a liability sensitive interest sensitivity position in all time periods under 180 days. Currently, the economy is in a rising rate environment. The Company can manage its interest sensitivity position by obtaining long-term advances from the Federal Home Loan Bank and extending the maturities of the liabilities of the Bank if management determines that it is prudent.

                              BancTEXAS Group Inc.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

TABLE 2 - QUARTERLY AVERAGE BALANCE SHEETS/ANALYSIS OF INTEREST YIELDS AND
          RATES
                            (Dollars in thousands)

                                    Second Quarter 1994         First Quarter 1994
                                 -------------------------- -------------------------
                                           Interest                   Interest
                                  Average  Income/  Average  Average  Income/ Average
                                  Balance  Expense    Rate   Balance  Expense  Rate
                                 --------  -------  ------- --------  ------- -------
Earning assets:
  Time deposits with banks ..... $  1,403  $    21    5.99% $  2,338  $    21   3.59%
  Investment securities-taxable.  171,860    2,012    4.68   158,809    1,850   4.66
  Federal funds sold and
    securities purchased under
    agreements to resell .......    2,943       28    3.81     4,207       33   3.14
    Loans* .....................  178,118    3,654    8.23   172,546    3,524   8.28
                                 --------  -------          --------  -------
      Total earning assets .....  354,324    5,715    6.47   337,900    5,428   6.51
                                           -------                    -------
Nonearning assets:
  Cash and due from banks ......    8,930                      9,752
  Premises and equipment .......   11,192                     11,291
  Other assets .................    5,769                      5,537
  Allowance for loan losses ....   (2,562)                    (2,786)
                                 --------                   --------
                                 $377,653                   $361,694
                                 ========                   ========
Interest bearing liabilities:
  Savings deposits ............. $ 84,358      530    2.52  $ 83,557      506   2.46
  Certificates of deposit
    $100,000 and over and
    public funds ...............   19,926      203    4.09    22,550      221   3.97
  Other time deposits ..........   91,069      984    4.33    91,665      976   4.32
  Short-term borrowings and
    FHLB advances ..............  114,873    1,224    4.26    97,205      859   3.53
  Long-term debt ...............    1,054       24    9.13     1,054       23   9.00
                                 --------  -------          --------  -------
      Total interest bearing
        liabilities ............  311,280    2,965    3.82   296,031    2,585   3.54
                                           -------                    -------
Noninterest bearing liabilities:
  Demand deposits ..............   49,042                     48,519
  Other liabilities ............    2,441                      2,223
                                 --------                   --------
      Total liabilities ........  362,763                    346,773
Stockholders' equity ...........   14,890                     14,921
                                 --------                   --------
                                 $377,653                   $361,694
                                 ========                   ========
Net interest income ............           $ 2,750                    $ 2,843
                                           =======                    =======
Interest rate spread ...........                      2.65%                     2.97%
Net interest margin ............                      3.11%                     3.41%
                                                      ====                      ====

____________________
     BTX has no tax-exempt income.
     *Loan fees are included for rate calculation purposes. Nonaccrual loans have been included in the average balances, thereby reducing yields.

                                      Fourth Quarter 1993           Third Quarter 1993          Second Quarter 1993
                                  --------------------------- ----------------------------- -----------------------------
                                             Interest                      Interest                      Interest
                                   Average   Income/  Average   Average    Income/  Average   Average    Income/  Average
                                   Balance   Expense    Rate    Balance    Expense   Rate     Balance    Expense   Rate
                                  --------  --------  ------- ----------  --------  ------- ----------  --------  -------
Earning assets:
  Time deposits with banks .....  $  1,645  $     19    4.62%   $    450   $     4    3.56%   $    580   $     3    2.07%
  Investment securities-taxable.   152,731     1,756    4.60     129,647     1,505    4.64     125,659     1,686    5.37
  Federal funds sold and
    securities purchased under
    agreements to resell .......     5,546        40    2.89       4,120        32    3.11       3,913        29    2.96
    Loans* .....................   165,774     3,509    8.40     174,217     3,784    8.62     172,408     3,847    8.95
                                  --------   -------            --------   -------            --------   -------
      Total earning assets .....   325,696     5,324    6.49     308,434     5,325    6.85     302,560     5,565    7.38
                                             -------                       -------                       -------
Nonearning assets:
  Cash and due from banks ......     9,733                         7,659                         7,111
  Premises and equipment .......    11,415                        11,410                        11,457
  Other assets .................     6,868                         6,682                         7,077
  Allowance for loan losses ....    (2,686)                       (2,813)                       (3,001)
                                  --------                      --------                      --------
                                  $351,026                      $331,372                      $325,204
                                  ========                      ========                      ========
Interest bearing liabilities:
  Savings deposits .............  $ 87,254       546    2.48    $ 88,007       564    2.54    $ 89,020       568    2.56
  Certificates of deposit
    $100,000 and over and
    public funds ...............    22,554       222    3.91      30,239       276    3.62      36,694       335    3.66
  Other time deposits ..........    92,653     1,031    4.41      92,629     1,037    4.44      92,761     1,053    4.55
  Short-term borrowings and
    FHLB advances ..............    84,075       742    3.53      57,240       523    3.65      43,258       376    3.48
  Long-term debt ...............     1,054        24    9.00       1,054        24    9.03       1,054        24    9.13
                                  --------   -------            --------   -------            --------   -------
      Total interest bearing
        liabilities ............   287,590     2,565    3.54     269,169     2,424    3.57     262,787     2,356    3.60
                                             -------                       -------                       -------
Noninterest bearing liabilities:
  Demand deposits ..............    46,052                        45,136                        45,042
  Other liabilities ............     2,273                         2,220                         2,863
                                  --------                      --------                      --------
      Total liabilities ........   335,915                       316,525                       310,692
Stockholders' equity ...........    15,111                        14,847                        14,512
                                  --------                      --------                      --------
                                  $351,026                      $331,372                      $325,204
                                  ========                      ========                      ========
Net interest income ............             $ 2,759                       $ 2,901                       $ 3,209
                                             =======                       =======                       =======
Interest rate spread ...........                        2.95%                         3.28%                         3.78%
Net interest margin ............                        3.36%                         3.73%                         4.25%
                                                        ====                          ====                          ====

                              BancTEXAS Group Inc.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

TABLE 3 - VOLUME/RATE ANALYSIS

                                   Second Quarter                         Year-to-Date
                               1994 Change from 1993                  1994 Change from 1993
                       ------------------------------------    ----------------------------------
                                        Change due to:                         Change due to:
                                 --------------------------              ------------------------
                       Total                        Rate/      Total                       Rate/
                       Change    Volume     Rate    Volume*    Change    Volume    Rate   Volume*
                      --------   ------    ------   -------    ------    ------   -----   -------
                                               (Dollars in thousands)
Earning assets:
 Time deposits
    with banks...     $    18   $     4   $    6    $   8    $    34   $    17   $     5   $  12
 Investment
   securities-
   taxable ......         326       620     (215)     (79)       474     1,138      (497)   (167)
 Federal funds
   sold and
   securities
   purchased under
   agreements
   to resell ....          (1)       (7)       8       (2)       -          (9)       11      (2)
 Loans ..........        (193)      127     (310)     (10)      (682)       69      (745)     (6)
                      -------   -------    -----    -----    -------   -------   -------   -----
     Total inter-
     est income           150       744     (511)     (83)      (174)    1,215    (1,226)   (163)
                      -------   -------    -----    -----    -------   -------   -------   -----
Interest bearing
   funds:
 Savings
   deposits .....         (38)      (30)      (9)       1       (122)      (82)      (43)      3
 Certificates
   of deposit
   $100,000 and
   over and pub-
   lic funds ....        (132)     (153)      39      (18)      (304)     (340)       67     (31)
 Other time
   deposits .....         (69)      (19)     (51)       1       (155)      (30)     (127)      2
 Short-term
   borrowings
   and FHLB
   advances .....         848       622       85      141      1,370     1,167        77     126
 Long-term debt            -         -        -        -          -         -         -       -
                      -------   -------   ------    -----    -------   -------   -------   -----
     Total inter-
     est expense          609       420       64      125        789       715       (26)    100
                      -------   -------   ------    -----    -------   -------   -------   -----
Net interest
   income .......     $  (459)  $   324   $ (575)   $(208)   $  (963)  $   500   $(1,200)  $(263)
                      =======   =======   ======    =====    =======   =======   =======   =====

____________________
     BTX has no tax-exempt income.
     *Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.

                              BancTEXAS Group Inc.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

NONINTEREST INCOME

     Noninterest income for the six months ended June 30, 1994 increased $106 thousand, or 8%, from the six months ended June 30, 1993. This increase is primarily the result of the $255 thousand settlement of a lawsuit which was filed against the FDIC related to the closure of the company's former subsidiary, BancTEXAS Dallas. There was however a decrease of revenue from check charges of $17 thousand and service charges of $40 thousand. Also in 1993, there was a gain from the sale of securities of $37 thousand while there was none in 1994. The Bank is also providing additional services including the sale of mutual funds, annuities, and FHA Title One home improvement loans. Noninterest income for the second quarter of 1994 was $785 thousand, an increase of $125 thousand or 19% from the same period last year.

     Income from loan sales and loan servicing decreased $46 thousand, or 15%, in the six months ending June 30, 1994 as compared with the same period in 1993, although the volume of consumer loans serviced for others increased from $26 million at June 30, 1993 to $34 million at June 30, 1994. The increase in servicing income of $149 thousand (from $83 thousand to $232 thousand), resulting from servicing additional loans, was more than offset by a decrease in gains recognized from the sale of loans. Through the first six months of 1994, BTX had sold $4 million in auto loans at a gain of $38 thousand. Also, BTX in June sold a $10 million participation in a pool of consumer loans to First Bank, Illinois, an affiliate of First Banks, Inc. (see discussion of proposed transaction in Note 2) at par with loan servicing fees of .9% on the outstanding balances. For the first six months of 1993, loan sales were $14 million for a gain of $233 thousand.

NONINTEREST EXPENSE

     Noninterest expense for the six months ended June 30, 1994 increased $7 thousand, or .1%, from the six months ended June 30, 1993. Personnel expense increased $182 thousand resulting from increased medical and pension costs compared to the same period of 1993. Occupancy expense decreased $90 thousand due to lower costs of repairs and maintenance, receiving additional tenant income from the Bank's building in McKinney and paying lower rent from the Bank's leased location in Houston. Professional fees decreased $140 thousand resulting from lower legal fees and investment consulting fees incurred in 1994 compared to 1993. Communications and supplies increased $31 thousand due to higher postage and telephone costs.

     For the remainder of 1994, noninterest expense should decline, principally from reduced expenses related to nonperforming assets, i.e. write-downs and operating expenses associated with foreclosed properties and legal fees associated with foreclosures and litigation.

MORTGAGE-BACKED AND OTHER SECURITIES

     Mortgage-backed and other securities (net of maturities and sales of securities) at June 30, 1994 increased $10.4 million, or 6.5% from December 31, 1993. This increase in investment securities resulted from the purchase of securities which are backed by U.S. Agency guaranteed mortgages for long-term

                              BancTEXAS Group Inc.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

investment purposes. $20 million of securities, which reprice on a monthly basis and are backed by adjusted rate mortgages, were purchased in the six months ended June 30, 1994. The repricing of these mortgages is based principally on the 11th District Cost of Funds Index and provides a mechanism for BTX's investment portfolio to maintain yields corresponding to its funding costs. The cost of funds indices for these securities are historical,
predominately with a 90 day repricing lag.   Therefore, as interest rates
decline, investment income will generally decline and as interest rates increase, investment income will generally increase. In addition to the adjustable rate securities, $4.9 million of fixed rate Federal National Mortgage Association (FNMA's) seven year balloon securities were acquired in the first six months of 1994. These securities were purchased to fix a specific yield with specific fixed maturities with an average life of 3.38 years. Also purchased were $2.5 million of fixed rate Collateralized Mortgage Obligations (CMO's) with an average life of 3.28 years. This strategy protects a portion of this portfolio from declining interest rates, yet does not inappropriately extend interest rate risk.

     BTX's public funds contracts are priced on a variable rate basis. The Company's public funds contracts are cyclical with predictable patterns. The investment securities also have cash flows from planned amortizations and are subject to prepayments. These features, along with the Company's strategy of utilizing the securities as collateral for financing, enables the Company to manage its liquidity in a proactive manner. As a result, the Company's federal funds sold position averages $3.6 million, or 1% of average assets, which is less than that of many comparable banks. These activities are actively managed by the Company, which will continue to pursue opportunities available to it to maximize net interest income generated by the securities portfolio. Because of the amortization schedules of mortgage-backed securities and the fact that they are subject to prepayments, the weighted average life for the Bank's portfolio of mortgage-backed securities is less than its stated maturity. Based on the Company's prepayment experience, the weighted average life of its portfolio is currently estimated to be 4.3 years. BTX's investment portfolio at June 30, 1994 was $170 million, with 70% of the portfolio invested in agency-backed adjustable rate mortgages.

LOANS

     Loans, net of unearned income, were $171.5 million at June 30, 1994, an increase of $3.8 million or 2%, from December 31, 1993. The Bank sold $44 million of loans in the first six months of 1994 compared to $14 million in the same period of 1993. BTX's loan portfolio at June 30, 1994, was composed of 7% commercial, 12% real estate and 81% consumer. This mix compares to a loan portfolio composition of 5% commercial, 16% real estate and 79% consumer at December 31, 1993. BTX has less than $1 million in loans to foreign borrowers. TABLE 4 presents the composition of the loan portfolio.

     During 1993, the Bank began to originate loans for sale. Prior to 1993, loans that the Bank sold were originated to be held in its loan portfolio. However, because of excess loan production, the Bank sold some of its automobile consumer loans in 1991 and 1992 to reduce its loan portfolio to targeted levels. In 1993, since the Bank's capacity for excess production was well established, the Bank began to originate automobile loans for sale. Also, as noted on page

                              BancTEXAS Group Inc.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

8, the Bank began purchasing residential mortgages and home improvement loans originated by others for the purpose of resale. These loans have 30 day guaranteed take out commitments issued by long-term investors. These loans are serviced by the Federal Home Loan Bank and provide collateral for borrowing from the FHLB, if needed. As discussed earlier, because of the dramatic decrease in the mortgage loan and refinance market, BTX currently has no residential mortgages for resale. However, the home improvement loan program remains active.

     The Bank's market areas are now experiencing moderate economic recovery and the increase from $7 million at year-end 1992 to $9 million at year-end 1993 and $8.5 million currently in residential interim construction lending has provided a means to expand its Real Estate Loan Portfolio. The Bank has carefully assessed the risks related to such loans, as well as the benefits. These loans typically have a maturity of nine months and average $100,000 per house and either cover presold homes with long-term financing arranged or are in subdivisions with proven sales activity from production builders. In the first six months of 1994, the Bank made 135 of these loans for an aggregate of $15 million, compared to 159 of these loans for an aggregate of $14.8 million in the first six months of 1993. Interim construction lending has provided the Company with loan fee revenues amounting to $220,000 and $166,000 for the first six months of 1994 and 1993, respectively. The Company will be dependent on increases in the Texas market economy to achieve growth in its real estate and commercial loan portfolio.

TABLE 4 - LOAN COMPOSITION

                                                 June 30,
                                          --------------------  December 31,
                                             1994        1993       1993
                                          --------    --------  -----------
                                               (Dollars in thousands)
Commercial .............................. $ 11,617    $  9,102   $  7,653
Real estate, construction ...............    8,460       9,044      9,072
Real estate, mortgage ...................   11,748      15,932     12,862
Real estate, mortgage available for sale       -           -        5,600
Installment .............................  138,672     146,078    122,551
Installment available for sale ..........    6,065         -       14,997
                                          --------    --------   --------
                                           176,562     180,156    172,735
Unearned income .........................   (5,015)     (7,190)    (5,003)
                                          --------    --------   --------
Loans, net of unearned income ........... $171,547    $172,966   $167,732
                                          ========    ========   ========

NONPERFORMING ASSETS

     Nonperforming assets include nonaccrual loans, restructured loans, foreclosed property and loans past due 90 days or more but not included in nonaccrual loans. Loans are placed on nonaccrual when, in the opinion of management, collectibility of principal or interest is doubtful. Commercial and real estate loans past due 90 days or more and installment loans past due 120 days or more, with respect to principal or interest, are placed on nonaccrual, unless they are both well secured and in the process of collection. TABLE 5 presents the categories of nonperforming assets at the dates indicated.

                              BancTEXAS Group Inc.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     Nonperforming assets at June 30, 1994 were $3.7 million, compared to $4.6 million at December 31, 1993 and $5.7 million at June 30, 1993. These declining levels of nonperforming assets represent the continuing efforts and commitment of BTX's management to increase the overall credit quality of its loan portfolio. Nonaccrual loans for the first six months ended June 30, 1994 increased by $649 thousand. This increase was the result of two real estate loans totalling $853 thousand being placed on nonaccrual status. Both of these loans had been previously identified by management as "potential problem loans" as discussed on page 17. Loans past due 90 days or more at June 30, 1994 were $135 thousand, compared to $1.2 million at June 30, 1993. These totals may fluctuate significantly without denoting adverse or favorable trends between periods due to seasonality and strategies employed by management on certain maturing loans. Net foreclosed property at June 30, 1994 totalled $2.3 million, compared to $3.9 million at June 30, 1993, representing a 41% decrease. For the six months ended June 30, 1994, interest income that would have been accrued at original contractual rates resulting from nonperforming assets, less the amount recognized as interest income, was $23,000. Management anticipates total nonperforming assets to continue to decline in 1994 with the possibility of various components increasing from period to period. Success in achieving this lower level is dependent upon market conditions for the sale of real estate properties and stable economic conditions in BTX's markets.

TABLE 5 - NONPERFORMING ASSETS

                                                  June 30,
                                           ------------------- December 31,
                                              1994       1993     1993
                                           --------   -------- -----------
                                                (Dollars in thousands)
Nonaccrual loans .........................  $ 1,271    $   584    $   622
Restructured loans .......................      -          -          -
Loans past due 90 days or more
  but not included in nonaccrual loans ...      135      1,166        803
                                            -------    -------    -------
     Total nonperforming loans                1,406      1,750      1,425
Foreclosed property, net .................    2,331      3,921      3,171
                                            -------    -------    -------
     Total ...............................  $ 3,737    $ 5,671    $ 4,596
                                            =======    =======    =======
Ratio of nonperforming assets to
  total assets ...........................     1.02%      1.74%      1.25%
                                            =======    =======    =======
Ratio of nonperforming assets to
  total loans and foreclosed property ....     2.15%      3.21%      2.69%
                                            =======    =======    =======

     TABLE 6 presents nonperforming assets by type of borrower. At June 30, 1994, real estate nonperforming assets totaled $3 million, or 80%, of total nonperforming assets compared to 73% at June 30, 1993.

                              BancTEXAS Group Inc.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

TABLE 6 - NONPERFORMING ASSETS BY TYPE OF BORROWER

                                                 June 30,
                                          -------------------- December 31,
                                             1994        1993      1993
                                          --------    -------- -----------
                                               (Dollars in thousands)
Commercial ..............................  $   161     $   222    $   171
Energy ..................................      -           710        710
Real estate, land .......................    1,471       1,971      2,478
Real estate, residential ................      247         195        246
Real estate, commercial .................    1,285       1,957        622
Installment .............................      573         616        369
                                           -------     -------    -------
     Total ..............................  $ 3,737     $ 5,671    $ 4,596
                                           =======     =======    =======

     In addition to the nonperforming assets set forth above, at June 30, 1994, BTX had $1.4 million of loans classified as "potential problem loans" 92% of which are secured by mortgages on real property owned by three borrowers. This compares to $2.9 million of potential problem loans at June 30, 1993. A potential problem loan is a loan which is currently being repaid in accordance with its terms but with respect to which information about possible credit problems of the borrower is known, which causes management to have concern as to the ability of the borrower to comply with the present loan repayment terms and which may result in disclosure in the future in one of the nonperforming asset categories.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

     At June 30, 1994, the allowance for loan losses was approximately $2.5 million, or 1.4% of total loans, compared to $2.6 million or 1.6% of total loans, at December 31, 1993. TABLE 7 presents the activity in the allowance for loan losses. The ratio of the allowance for loan losses to total nonperforming loans was 175.6% and 162.1% for the second quarter of 1994 and 1993, respectively.

     Management considers the allowance for loan losses to be adequate at June 30, 1994. The adequacy of the reserve is determinable only on an approximate basis since estimation of the magnitude and timing of loan losses involves subjective judgments. In evaluating the adequacy of the reserve at June 30, 1994, consideration was given to such factors as management's evaluation of specific loans; the level and composition of classified loans; historical loss experience; results of examinations by regulatory agencies; an internal asset review process that is independent of the Bank's management; expectations of future economic conditions and their impact on particular industries and individual borrowers; concentrations of credit; management depth and experience; and other judgmental factors.

     The provision for loan losses for the six months ended June 30, 1994 was $150 thousand, compared to $230 thousand for the six months ended June 30, 1993. Net charge-offs for the first six months of 1994 were $318 thousand compared to $438 thousand for the same period of 1993.

                              BancTEXAS Group Inc.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     Management periodically reviews and considers the impact of the economy, as well as many other factors, in its determination of the allowance for loan losses. In prior years, BTX had been adversely affected by the economic conditions in Texas. Economic conditions have continued to improve, generally in parallel with the national economy. The management of BTX recognizes some adverse economic conditions still exist; however, it does not expect these to have a material, adverse impact on the provision in the future and the Bank's efforts to further upgrade the quality of the loan portfolio in 1994.

TABLE 7 - SUMMARY OF THE ALLOWANCE FOR LOAN LOSSES

                                         Second Quarter
                                     --------------------     Year-To-Date
                                        1994        1993      1994      1993
                                     --------    --------   -------   -------
                                              (Dollars in thousands)
Balance at beginning of period ...   $  2,609     $ 3,009   $ 2,637   $ 3,044
Provision for loan losses ........         75          90       150       230
Loans charged off:
  Commercial and financial .......        -           185       -         217
  Energy .........................        -           -         -          40
  Real estate ....................          4         -         207       -
  Installment ....................        452         279       791       599
                                      -------     -------   -------   -------
    Total charge-offs ............        456         464       998       856
Recoveries:
  Commercial and financial .......         36          40       155        70
  Real estate ....................         62          50       228        83
  Installment ....................        143         111       297       265
                                      -------     -------   -------   -------
    Total recoveries .............        241         201       680       418
                                      -------     -------   -------   -------
    Net charge-offs ..............        215         263       318       438
                                      -------     -------   -------   -------
Balance at end of period .........    $ 2,469     $ 2,836   $ 2,469   $ 2,836
                                      =======     =======   =======   =======
Allowance for loan losses as a
  percent of period-end loans ....       1.44%       1.64%
                                      =======     =======
Allowance for loan losses as a
  percent of nonperforming loans..     175.60%     162.06%
                                      =======     =======

DEPOSITS

     During the second quarter of 1994 total deposits averaged $244 million, a decrease of $4 million, or 1.7% from December 31, 1993. The decreased deposits resulted primarily from decreased money market accounts compared to the fourth quarter of 1993. Money market accounts are more sensitive to market prices relative to the Bank's other deposit products. Also, because the money market accounts have check writing features, these funds are more liquid. Due to these factors and the alternative investments available to the Company's depositors, the Company's money market accounts have decreased $3.2 million as compared to the fourth quarter 1993 and $5.3 million as compared to the second quarter of 1993. Public funds have declined $18 million versus the second quarter 1993 and $2.3 million versus the fourth quarter 1993. Public funds have declined principally from these public entities choosing alternative investments that are available as opposed to bank deposits. TABLE 8 shows the types of deposits and the related rates paid for the periods indicated.

                              BancTEXAS Group Inc.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

TABLE 8 - DEPOSITS

                                   Second Quarter
                         ----------------------------------   Fourth Quarter
                               1994              1993              1993
                         ----------------  ----------------  ----------------
                         Average           Average           Average
                         Balance    Rate   Balance    Rate   Balance    Rate
                         --------   -----  --------   -----  --------   -----
                                         (Dollars in thousands)
Demand ................  $ 49,042     -    $ 45,042    -     $ 46,052    -
Money market accounts .    65,183    2.59%   70,518   2.58%    68,364   2.48%
Savings ...............    19,175    2.28    18,502   2.49     18,890   2.50
Certificates of deposit
  $100,000 and over ...    13,501    4.43    12,283   4.57     13,821   4.42
Public funds ..........     6,425    3.37    24,411   3.20      8,733   3.09
Other time ............    91,069    4.33    92,761   4.55     92,653   4.41
                         --------          --------          --------
    Total average
      deposits ........  $244,395          $263,517          $248,513
                         ========          ========          ========

CAPITAL RESOURCES

     Stockholders' equity at June 30, 1994 was $13.8 million, compared to $14.9 million at December 31, 1993. TABLE 9 provides certain additional information concerning BTX's stockholders' equity and its allowance for loan losses for the periods indicated.

TABLE 9 - CAPITAL AND ALLOWANCE FOR LOAN LOSSES

                                                  June 30,
                                            ------------------ December 31,
                                               1994      1993      1993
                                            --------  -------- -----------
                                                 (Dollars in thousands)
Stockholders' equity ...................... $ 13,787* $ 14,776    $ 14,952*
                                            ========  ========    ========
Allowance for loan losses .................    2,469     2,836       2,637
                                            ========  ========    ========
Ratio of stockholders' equity to assets ...     3.75%     4.54%       4.06%
                                            ========  ========    ========

____________________
     *Effective December 31, 1993, as a result of the adoption of SFAS No. 115, the effect of net unrealized losses on investment securities held for sale must be included in the determination of BTX's stockholders' equity. Net unrealized losses at June 30, 1994 were $1.1 million and $67 thousand at December 31, 1993. SFAS No. 115 was not in effect in June 1993.

     TABLE 10 compares the capital ratios of BTX and the Bank at June 30, 1994 with regulatory requirements applicable to all FDIC-insured banks and bank holding companies. The federal bank regulatory agencies have the authority to impose higher requirements on individual banks and bank holding companies.

                              BancTEXAS Group Inc.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

TABLE 10  CAPITAL RATIOS

                               Tier I Capital as              Total Capital as
                                a Percentage of                a Percentage of
                                  Risk-Based        Leverage      Risk-Based
                                    Assets           Ratio          Assets
                                    ------           -----          ------
BTX at June 30, 1994                 6.76%           3.95%           7.98%

Bank at
June 30, 1994                        6.96%           4.14%           8.08%

Regulatory requirement
for all banks and bank
holding companies                    4.625%     3.00 and above*      8.00%

____________________
     *The general leverage ratio is 3% for banks and holding companies in the highest rating category recognized by the bank regulatory agencies, and an additional cushion of at least 100 to 200 basis points is required for other banking organizations.

     As defined by applicable regulations, "Tier I Capital" consists of the stockholders' equity of BTX and the Bank respectively; "Total Capital" of the Bank is the sum of the stockholders' equity plus a portion of the allowance for loan losses, and "Total Capital" of BTX is the sum of its stockholders' equity, a portion of the allowance for loan losses and outstanding convertible debentures in the principal amount of $210,800. The term "risk-based assets" equals total assets, plus certain off-balance sheet items, with various adjustments designed to reflect the risk characteristics of the assets, liabilities and certain off-balance sheet items; and "adjusted total assets" is a term used to reflect a regulatory measure of a bank's total assets.

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

                              BancTEXAS Group Inc.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

INTEREST RATE SENSITIVITY

     BTX's Asset/Liability Management Policy Committee has as one of its objectives to approximate a 1:1 ratio of interest-sensitive assets to interest-sensitive liabilities at the twelve months or one year period. TABLE 11 shows each ratio at all time intervals for June 30, 1994. Currently, BTX is in a liability sensitive position at all periods under 180 days. During a declining interest rate environment, the Company's position would produce higher net interest income and during a rising interest rate environment, this position would produce a lower net interest income. It should be noted that the interest sensitivity position is presented at a point in time and can be altered by management as changing conditions dictate.

TABLE 11 - INTEREST RATE SENSITIVITY ANALYSIS

                                                           June 30, 1994
                  ------------------------------------------------------------------------------------------------
                                             Rate-Sensitive
                  -------------------------------------------------------------------------
                                                                                    Total       **Non-
                                                                        Over         Rate        rate
                    1-30        31-90        91-180       181-365        1           Sen-        Sen-
                    Days         Days         Days         Days         Year        sitive      sitive     Total
                  --------     --------     --------     --------     --------     --------    -------    --------
                                                     (Dollars in thousands)
Earning assets    $155,528     $ 20,165     $ 24,592     $ 30,892     $107,749     $338,926    $ 4,997    $343,923
Interest
  bearing
  liabilities....  170,339       22,004       18,461       17,232       74,995      303,031        -       303,031
                  --------     --------     --------     --------     --------     --------    -------    --------
Nominal gap .....  (14,811)      (1,839)       6,131       13,660       32,754
Cumulative
  interest
  sensitivity
  gap* .......... $(14,811)    $(16,650)    $(10,519)    $  3,141     $ 35,895
                  ========     ========     ========     ========     ========
Cumulative ratio
  of earning
  assets to in-
  terest bearing
  funds .........       91%          91%          95%         101%         112%

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

     Liquidity needs can be met from either assets or liabilities or a
combination of both.   On the asset side, the primary sources of liquidity are

                              BancTEXAS Group Inc.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

cash and due from banks, time deposits with banks, federal funds sold and securities purchased under agreements to resell, short-term marketable investment securities and scheduled repayments and maturities of loans. The Bank's investment securities have been purchased for the purpose of collateralizing public funds deposits and to leverage the balance sheet in an attempt to increase earnings. In the past, when the corresponding public funds deposits were withdrawn, the pledged securities were sold with no affect on liquidity. Currently, BTX retains its securities through cyclical changes in public funds deposit levels. BTX utilizes sales of its securities under agreements to repurchase in combination with the securities amortization payments to manage its overall funding and liquidity position. Average cash and due from banks for the second quarter of 1994 was $8.9 million, an increase of $1.8 million, or 26%, from the second quarter of 1993. BTX's average level of federal funds sold and securities purchased under agreements to resell was $2.9 million for the second quarter of 1994, a decrease of $970 thousand or 25%, from the same period last year.

     On the liability side, the principal sources of liquidity are deposit growth, the maturity distribution of purchased funds, unused credit lines, the collateral value of investment securities and accessibility to money and capital markets. Deposits for the second quarter of 1994 averaged $244 million, a decrease of $19 million, or 8%, from the second quarter of 1993. This decrease was due primarily from public funds deposits. Securities sold under agreements to repurchase averaged $114 million for the second quarter 1994, an increase of $72 million from the second quarter of 1993. Public funds have declined principally from these public entities choosing alternative investments that are available as opposed to bank deposits. Currently, BTX and the Bank have available credit lines from the FHLB and others to the extent of the available collateral value of its investment security portfolio. The Bank joined the FHLB in the third quarter of 1993. The Bank's membership in the FHLB has enhanced its liquidity and provided an additional funding source. At June 30, 1994, its borrowing against securities from the FHLB totaled $89 million and borrowing from securities dealers and other sources were $22 million.

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

     The possible sources of funds for BancTEXAS Group Inc. are the dividends paid to it from its subsidiaries, proceeds from equity offerings or debt offerings, and the proceeds from sales of assets. Federal banking law and regulation places certain restrictions on the payment of dividends by BTX and the payment of dividends and management fees by the Bank. Currently and in the foreseeable future, no dividends or fees will be paid to BTX by the Bank.

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibit No.                      Description
          -----------                      -----------

             10(l)                Stock Purchase and Operating
                                  Agreement by and between BancTEXAS
                                  Group Inc. and First Banks, Inc., a
                                  Missouri corporation, dated May 19,
                                  1994.

             11                   Computation of Earnings (Loss) Per Share

    (b)      A report on Form 8-K was filed on May 26, 1994.

                                   SIGNATURES


                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   BancTEXAS Group Inc.
                                                   (Registrant)


Date  August 12, 1994                              By   /s/ D. KERT MOORE
                                                   D. Kert Moore
                                                   Treasurer and
                                                   Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number                Description                                   Page
- - -------               -----------                                   ----

  10(l)          Stock Purchase and Operating
                 Agreement by and between BancTEXAS
                 Group Inc. and First Banks, Inc., a
                 Missouri corporation, dated May 19,
                 1994.

  11             Computation of Earnings (Loss) Per Share