Form 10-Q
period 1994-09-30
BANCTEXAS GROUP INC
filed 1994-11-14
CIK 310979

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                              __________________

                                   FORM 10-Q

(Mark one)
  /X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1994
                                       OR

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

                              __________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X       No
                              --------      --------

As of November 14, 1994, 20,520,525 shares of the registrant's Common Stock, $.01 par value, and 37,500,000 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                              BancTEXAS Group Inc.

                    CONSOLIDATED BALANCE SHEETS - Unaudited

                                                                      September 30,
                                                                  --------------------- December 31,
                                                                     1994         1993      1993
                                                                  --------     -------- ------------
                                                             (Dollars in thousands, except per share)
ASSETS
Cash and due from banks ........................................  $   9,427    $   7,902  $   8,565
Time deposits with banks .......................................        562          300      2,525
Federal funds sold .............................................        -          6,400     14,400
                                                                  ---------    ---------  ---------
     Total cash and cash equivalent ............................      9,989       14,602     25,490
Mortgage-backed and other investment securities
  held to maturity at cost (approximate fair value of $0,
  $120,910 and $115,344) .......................................        -        120,299    116,451
Mortgage-backed securities available for sale at approximate
  fair value (cost $160,413, $3,973 and $43,774) ...............    158,259        3,831     43,707
Loans (net of unearned income of $4,422, $4,439 and $4,571) ....    182,980      153,990    147,135
Loans available for sale (net of unearned income of $48, $468
  and $432) ....................................................      9,358       12,949     20,597
Less:  Allowance for loan losses ...............................     (2,628)      (2,703)    (2,637)
                                                                  ---------    ---------   --------
     Total loans, net ..........................................    189,710      164,236    165,095
Foreclosed property, net .......................................      1,737        3,442      3,171
Premises and equipment, net ....................................     11,006       11,449     11,338
Accrued interest receivable ....................................      1,632        1,198      1,247
Deferred tax asset .............................................     11,428          -          -
Other assets ...................................................      1,422        2,310      2,109
                                                                  ---------    ---------  ---------
     Total assets ..............................................  $ 385,183    $ 321,367  $ 368,608
                                                                  =========    =========  =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Noninterest bearing ..........................................  $  45,719    $  44,810  $  44,409
  Interest bearing .............................................    197,569      209,500    198,488
                                                                  ---------    ---------  ---------
     Total deposits ............................................    243,288      254,310    242,897
Securities sold under agreements to repurchase .................     49,657       47,313     95,208
Other short-term borrowings ....................................      1,103        1,106      1,096
Federal funds purchased ........................................      4,000          -          -
FHLB advances ..................................................     37,708          -       10,918
Deferred tax liability .........................................      1,466          -          -
Other liabilities ..............................................      4,110        2,438      2,483
Long-term debt .................................................      1,054        1,054      1,054
                                                                  ---------    ---------  ---------
     Total liabilities .........................................    342,386      306,221    353,656
                                                                  ---------    ---------  ---------

Stockholders' equity:
  Common stock:
    $.01 par value; authorized 50,000,000 shares; issued and
      outstanding shares 20,520,525, 19,363,025 and
      19,583,025 ...............................................        205          194        196
    Class B $.01 par value; authorized 37,500,000 shares; issued
      and outstanding shares 37,500,000, 0 and 0 ...............        375          -          -
  Capital in excess of par .....................................    302,466      272,442    273,035
  Accumulated deficit ..........................................   (258,848)    (257,490)  (258,212)
  Net unrealized loss on securities available
    for sale ...................................................     (1,401)         -          (67)
                                                                  ---------    ---------  ---------
      Total stockholders' equity ...............................     42,797       15,146     14,952
                                                                  ---------    ---------  ---------
      Total liabilities and stockholders' equity ...............  $ 385,183    $ 321,367  $ 368,608
                                                                  =========    =========  =========





                See Notes to Consolidated Financial Statements.

                              BancTEXAS Group Inc.

               CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited

                                             Three Months            Nine Months
                                          ended September 30,    ended September 30,
                                         --------------------   --------------------
                                            1994        1993       1994        1993
                                         --------    --------   --------    --------
                                          (Dollars in thousands, except per share)
INTEREST INCOME
  Loans ................................ $  3,838    $  3,784   $ 11,016    $ 11,644
  Investment securities ................    2,048       1,505      5,910       4,893
  Federal funds sold ...................       11          32         72          93
  Other interest income ................        6           4         48          12
                                         --------    --------   --------    --------
        Total interest income ..........    5,903       5,325     17,046      16,642
INTEREST EXPENSE
  Deposits .............................    1,766       1,877      5,186       5,878
  Securities sold under agreements to
    repurchase .........................      778         517      2,359       1,217
  Other short-term borrowings ..........       12           6         28          19
  Federal funds purchased ..............       44         -           44         -
  FHLB advances ........................      425         -          911         -
  Long-term debt .......................       24          24         71          71
                                         --------    --------   --------    --------
        Total interest expense .........    3,049       2,424      8,599       7,185
                                         --------    --------   --------    --------
        Net interest income ............    2,854       2,901      8,447       9,457
Provision for loan losses ..............      455         100        605         330
                                         --------    --------   --------    --------
        Net interest income after
          provision for loan losses ....    2,399       2,801      7,842       9,127
NONINTEREST INCOME
  Service charges and fees .............      397         435      1,191       1,283
  Investment securities gains (losses) .   (7,055)        147     (7,055)        184
  Loan sales and loan servicing income .      101         284        371         600
  Other ................................       66          43        418         152
                                         --------    --------   --------    --------
        Total noninterest income .......   (6,491)        909     (5,075)      2,219
NONINTEREST EXPENSE
  Personnel expense ....................    3,728       1,636      7,168       4,804
  Occupancy ............................      317         331        961       1,065
  Equipment ............................      194         225        634         673
  Litigation settlement expense ........      -            52        -            52
  Professional fees ....................      274         416      1,031       1,261
  Net operating expense of
    foreclosed property ................      173          74        196         167
  Communications and supplies ..........      260         286        779         774
  Data processing ......................      235         229        706         682
  Other ................................      425         209      1,085         927
        Total noninterest expense ......    5,606       3,406     12,612      10,405
                                         --------    --------   --------    --------
        Net income (loss) before
          taxes ........................   (9,698)        304     (9,845)        941
Income tax expense (benefit) ...........   (9,209)        -       (9,209)        -
                                         --------    --------   --------    --------
        Net income (loss) .............. $   (489)   $    304   $   (636)   $    941
                                         ========    ========   ========    ========
PER SHARE
  Net income (loss) .................... $   (.01)   $    .01   $   (.02)   $    .04
                                         ========    ========   ========    ========
  Weighted average common shares and
    common share equivalents outstanding   36,324      23,379     27,808      23,285
                                         ========    ========   ========    ========





               See Notes to Consolidated Financial Statements.

                             BancTEXAS Group Inc.

                    CONSOLIDATED STATEMENTS OF CHANGES IN
                       STOCKHOLDERS' EQUITY - Unaudited

                                                          Nine Months
                                                      ended September 30,
                                                     ---------------------
                                                       1994        1993
                                                     ---------   ---------
                                                    (Dollars in thousands)
COMMON STOCK:
  Balance at beginning of year ...................   $     196   $     192
  Class B shares issued ..........................         375         -
  Exercised option ...............................           5           2
  Shares issued in settlement of litigation ......           4         -
                                                     ---------   ---------
  Balance at September 30 ........................         580         194
                                                     ---------   ---------

CAPITAL IN EXCESS OF PAR:
  Balance at beginning of year ...................     273,035     272,346
  Class B shares issued ..........................      29,248         -
  Exercised option ...............................         120          29
  Stock compensation .............................          67          67
  Shares issued in settlement of litigation ......          (4)        -
                                                     ---------   ---------
  Balance at September 30 ........................     302,466     272,442
                                                     ---------   ---------

ACCUMULATED DEFICIT:
  Balance at beginning of year ...................    (258,212)   (258,431)
  Net income (loss) ..............................        (636)        941
                                                     ---------   ---------
  Balance at September 30 ........................    (258,848)   (257,490)
                                                     ---------   ---------

NET UNREALIZED LOSS ON SECURITIES
  AVAILABLE FOR SALE:
  Balance at beginning of year ...................         (67)        -
  Net loss .......................................      (1,334)        -
                                                     ---------   ---------
  Balance at September 30 ........................      (1,401)        -
                                                     ---------   ---------

TOTAL STOCKHOLDERS' EQUITY .......................   $  42,797   $  15,146
                                                     =========   =========





                See Notes to Consolidated Financial Statements.

                              BancTEXAS Group Inc.

               CONSOLIDATED STATEMENTS OF CASH FLOWS - Unaudited

                                                                  Nine Months
                                                               ended September 30,
                                                             ----------------------
                                                                1994         1993
                                                             ---------    ---------
                                                             (Dollars in thousands)
OPERATING ACTIVITIES:
  Net income (loss) .......................................   $   (636)   $     941
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Provision for loan losses ...........................        605          330
      Depreciation, amortization and accretion ............      1,050        1,266
      (Gain) loss on sale of investment securities ........      7,055         (184)
      (Gain) loss on sale of assets .......................          7         (133)
      Gain on sale of loans ...............................        (38)        (467)
      Provision for losses on foreclosed property .........        305          372
      Provision for income tax benefit ....................     (9,209)         -
      Net increase in accrued interest receivable .........       (389)         (13)
      Net decrease in accrued interest payable ............         (7)        (106)
      Proceeds from sale of loans originated for sale .....     44,336          -
      Loans originated for sale ...........................    (36,785)         -
      Issuance of stock compensation ......................         67           67
      Other, net ..........................................      1,568       (1,118)
                                                              --------    ---------
        Net cash provided by operations ...................      7,929          955

INVESTING ACTIVITIES:
  Proceeds from loan sales ................................        -         28,358
  Proceeds from maturities of investment securities .......     22,964       30,759
  Proceeds from sales of investment securities ............        -          7,977
  Purchase of investment securities .......................    (30,703)     (49,636)
  Increase in loans (net of loans originated for sale) ....    (33,456)     (21,148)
  Recoveries on loans previously charged-off ..............        879          700
  Proceeds from sales of foreclosed property ..............      1,349        1,176
  Capital expenditures ....................................       (232)        (540)
  Proceeds from sales of premises and equipment ...........          7          -
                                                              --------    ---------
        Net cash used in investing activities .............    (39,192)      (2,354)

FINANCING ACTIVITIES:
  Net increase (decrease) in deposits .....................        391      (16,420)
  Net increase (decrease) in borrowed funds ...............    (14,754)      14,584
  Cash repayment of long-term debt ........................        -            (12)
  Exercised stock options .................................        125           31
  Proceeds from sale of Class B Common Stock to
    First Banks, Inc. .....................................     30,000          -
                                                              --------    ---------
        Net cash provided by (used in) financing activities     15,762       (1,817)

Net decrease in cash and cash equivalents .................    (15,501)      (3,216)
Cash and cash equivalents at beginning of period ..........     25,490       17,818
                                                              --------    ---------
        Cash and cash equivalents at September 30 .........   $  9,989    $  14,602
                                                              ========    =========

Supplemental disclosure of cash paid for interest .........   $  8,606    $   7,291
                                                              ========    =========
Supplemental schedule of noncash investing and
  financing activities:
    Additions to other real estate and collateral acquired    $    -      $     -
                                                              ========    =========
    Subsequent loans to facilitate the sale
      of other real estate ................................   $     90    $     -
                                                              ========    =========
    Transfer of investment securities to available for sale   $114,552    $   3,831
                                                              ========    =========
    Transfer from loans available for sale to loans .......   $  8,419    $     -
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

NOTE 2   SALE OF CLASS B COMMON STOCK

     On August 31, 1994, pursuant to the terms and conditions of a Stock Purchase and Operating Agreement between BTX and First Banks, Inc., a bank holding company headquartered in St. Louis, Missouri (First Banks), BTX issued and sold 37,500,000 shares of Class B Common Stock, a new class of stock, for a price of $30 million in cash. As a result of this transaction, based on the shares of BTX outstanding at September 30, 1994, First Banks controls 64.6% of the voting shares of BTX.

     Each share of Class B Common Stock is convertible after five years into one share of BTX Common Stock (Regular Common Stock). The Class B Common Stock will not be registered with the Securities and Exchange Commission (SEC), or listed for trading on the New York Stock Exchange for at least five years. Thereafter, First Banks will have the right to require BTX to register with the SEC all or a portion of the shares of Regular Common Stock received upon any conversion of its Class B Common Stock. First Banks, as the owner of the Class B Common Stock, has certain anti-dilution rights for 7 1/2 years after the transaction which enable First Banks to maintain an ownership interest of at least 55% in the event BTX issues additional shares of Regular Common Stock. The Class B Common Stock may not be transferred by First Banks without the prior approval of BTX, except in certain limited instances. In addition, the Class B Common Stock has dividend rights which are inferior to those of the Regular Common Stock, in the event BTX commences the payment of dividends in the future.

     The proceeds of the sale of the Class B Common Stock, net of the related offering expenses of $377,000, were utilized to repay short-term borrowings and to make additional loans until such time as those funds may be needed for acquisitions.

                              BancTEXAS Group Inc.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

NOTE 3   NON-RECURRING ITEMS

     The consolidated balance sheet as of September 30, 1994, and the results of operations for the three and nine month periods ended September 30, 1994 reflect the effects of certain non-recurring items resulting from actions or events which occurred during the quarter. These items were (a) the redesignation of the investment portfolio as available for sale; (b) the commitment to sell $114,969,000 of investment securities; and (c) the changing of certain employee benefit plans and various other employee-related costs attributable to the consolidation of operations. In addition, BTX recognized an income tax benefit of $9,209,000, which includes the recognition of the realizable value of tax loss carryforwards and certain other tax attributes pursuant to Statement of Financial Accounting Standards Number 109, as described in Note 4.

     Prior to the three months ended September 30, 1994, BTX had acquired a portfolio of mortgage-backed and other investment securities the majority of which it had the ability and intent to hold until their maturity, and which consequently were accounted for as investments held to maturity. Most of these securities were pledged to support advances from the Federal Home Loan Bank or other borrowed funds which had generally been incurred to acquire the securities. Although the majority of these securities contained provisions for periodic interest-rate adjustments, the structure of the specific securities which were held, combined with the rapid increases in interest rates during the first nine months of 1994, caused these securities to under-perform the market, resulting in a significant unrealized loss. The magnitude of this loss, combined with the need to collateralize the related borrowed funds and the need to maintain the liquidity position of BTX, created doubt about the ability of BTX to continue to hold all of the securities in the portfolio which had been designated as being held to maturity, particularly in the event further interest rate increases might lead to additional erosion in market value, and consequently collateral value.

     In September 1994, BTX determined that its original ability and intent to hold its portfolio of mortgage-backed and other investments to maturity had become impaired, and that therefore this portfolio should be redesignated as available for sale. Consequently, the unrealized loss on the portfolio of $4,332,000, net of related income taxes, was recorded as a reduction of consolidated stockholders' equity. Concurrent with this, BTX committed to sell an aggregate of $114,969,000 of these securities, of which approximately $45,650,000 was committed for sale at fair market value to First Bank, A Savings Bank, an affiliate of BTX, resulting in the realization of a loss of $7,055,000. This loss is reflected in the results of operations for the three months ended September 30, 1994. The proceeds from this sale, which were received in October 1994, were applied to reduce the advances from the Federal Home Loan Bank and other borrowed funds.

                              BancTEXAS Group Inc.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

NOTE 3   NON-RECURRING ITEMS - (CONTINUED)

     BTX has maintained a noncontributory defined benefit pension plan covering substantially all employees and a postretirement benefit plan primarily providing health insurance coverage to retirees. Recognizing that the costs of these plans had become excessive for its financial resources, BTX decided to discontinue the accumulation of benefits by participants under these plans during the three months ended September 30, 1994. While both plans will continue in existence and will provide the benefits which have been accumulated thereunder, no additional benefits will accrue to participants, and no new participants will become eligible under the plans. As a result of these decisions, both plans had postretirement benefit obligations which exceeded the amount of their respective plan assets. Since it was not considered appropriate to reflect these obligations as expenses in future periods, the aggregate amount of $1,552,000, was recorded as an expense during the three months ended September 30, 1994.

     As a result of the sale of the Class B Common Stock referred to in Note 2 and the consolidation of various operations which is anticipated, BTX recognized severance and related personnel costs of $430,000 attributable to personnel reductions to occur between September 1994 and March 1995.

     The effect of these items, combined with the recognition of the income tax benefit of $9,209,000 discussed in Note 4, reduced the amount of the consolidated net loss of BTX by $172,000 for the three and nine month periods ended September 30, 1994.

NOTE 4  FEDERAL INCOME TAXES

     Income tax expense (benefit) attributable to income from continuing operations for the nine months ended September 30, 1994 consists of the following amounts:

                                                        (Dollars in thousands)

     Current ...........................................       $     0
     Deferred ..........................................        (9,209)
                                                               -------
       Income tax expense (benefit) ....................       $(9,209)
                                                               =======

     The significant components of deferred income tax expense (benefit) attributable to income from continuing operations for the nine months ended September 30, 1994, are as follows:

                                                        (Dollars in thousands)

     Decrease in net operating loss carryforwards ......       $  22,576
     Decrease in tax credit carryforwards ..............             140
     Decrease in valuation allowance for deferred
       tax assets ......................................         (35,756)
     Other .............................................           3,831
                                                               ---------
       Income tax expense (benefit) ....................       $  (9,209)
                                                               =========

                              BancTEXAS Group Inc.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

NOTE 4  FEDERAL INCOME TAXES - (CONTINUED)

     With the completion of the sale of the Class B Common Stock referred to in
Note 2, the BTX net operating loss carryforwards, capital loss carryforwards and investment tax credits generated prior to the transaction are subject to an annual limitation under Internal Revenue Code Section 382 for all subsequent tax years.

     The annual limitation is $1,362,000. The amount of the annual limitation is equal to the total value of BTX stock issued and outstanding immediately before the transaction multiplied by the federal long-term tax-exempt rate. If the taxable income for a subsequent year does not equal or exceed the annual limitation, the unused limitation is carried forward to increase the limitation amount for the succeeding years until the excess limitation is utilized. This does not affect the original expiration dates of the net operating losses or tax credit carryforwards. The order in which the attributes can be utilized is specified in Internal Revenue Code Section 383.

     Subsequent to the sale of the Class B Common Stock, a detailed analysis of the tax attributes of BTX was performed. A large portion of the net operating losses and all of the tax carryforwards will expire unused and were removed from the analysis. These accounted for approximately 64% of the decrease in the balance of the valuation reserve as of January 1, 1994.

     The remaining net deferred tax assets were reevaluated to determine whether it is more likely than not that the deferred tax assets will be recognized in the future. With the completion of the sale of the Class B Common Stock and the receipt of the resulting cash proceeds of $30 million, BTX will be capable of pursuing acquisitions, expanding its services and reducing its reliance on borrowed funds. BTX and First Banks have formulated a plan to further reduce operating costs and expand into other revenue generating areas. First Banks will be offering to provide certain services at substantially reduced costs such as data processing, item processing, loan servicing, commercial non-credit services, accounting and tax assistance and various insurance programs. BTX and its subsidiaries will need to generate pre-tax income of approximately $4.0 million in 1995 in order to utilize reversing deductible temporary differences. By utilizing the services and personnel available from First Banks, BTX expects that its income should be increased to a level that permits utilization of all or a substantial portion of such differences. Taking all positive and negative criteria into consideration, it was determined that the reserve established should be reduced to $2,534,000.

                              BancTEXAS Group Inc.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Unaudited

NOTE 4  FEDERAL INCOME TAXES - (CONTINUED)

     At September 30, 1994, BTX had net operating loss carryforwards of approximately $24,425,000. The net operating loss carryforwards expire as follows:

     Year ending December 31,                         (Dollars in thousands)
     ------------------------
         1994 ........................................       $     0
         1995 ........................................             0
         1996 ........................................           858
         1997 ........................................             0
         1998 ........................................         4,140
         1999 ........................................         2,271
         2000 ........................................           103
         2001 - 2009 .................................        17,053
                                                             -------
              Total net operating loss carryforwards .       $24,425
                                                             =======

     The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at September 30, 1994 and December 31, 1993 are presented below:

                                                         1994         1993
                                                         ----         ----
                                                      (Dollars in thousands)
Deferred Tax Liabilities:
     Bank Premises ...............................    $    708     $    701
     Safe Harbor Leases ..........................         545          820
     Other .......................................         213          273
                                                      --------     --------
          Total gross deferred tax liabilities ...       1,466        1,794
                                                      --------     --------

Deferred Tax Assets:
     Reserve for possible loan losses ............         920          562
     Foreclosed property .........................       2,164        7,382
     Book losses on other investments currently
       not allowable for tax purposes ............         270          262
     Other .......................................         898          577
     Book losses on securities currently not
       allowable for tax purposes ................         372            0
     Tax effect of net unrealized loss on
       securities available for sale .............         789           36
     Net operating loss carryforwards ............       8,549       31,125
     Tax credit carryforwards ....................           0          140
                                                      --------     --------
          Total gross deferred tax assets ........      13,962       40,084
          Less valuation allowance ...............      (2,534)     (38,290)
                                                      --------     --------
          Gross deferred tax assets net of
            valuation allowance ..................      11,428        1,794
                                                      --------     --------
          Net deferred tax assets ................    $  9,962     $      0
                                                      ========     ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     BancTEXAS Group Inc. (herein BTX) is a registered bank holding company headquartered in Dallas, Texas. At September 30, 1994, BTX had approximately $385 million in total assets, $192 million in total loans, $243 million in total deposits and $43 million in total stockholders' equity. BTX operates through its wholly owned bank subsidiary, BankTEXAS N.A. (herein the Bank) which has six branch offices located in Dallas, Houston, Irving and McKinney, Texas. BTX offers a broad range of commercial and personal banking services which include demand, savings and time deposits, commercial, real estate, and consumer and installment loans and other related banking services.

     The Consolidated Financial Statements of BTX as of September 30, 1994 reflect the sale of 37,500,000 shares of Class B Common Stock on August 31, 1994 to First Banks, Inc., St. Louis, Missouri (herein First Banks) for $30 million in cash. The proceeds of this sale, net of related offering expenses of $377,000 were used to repay short-term borrowings and to make additional loans, until such time as those funds may be needed for other corporate purposes, including acquisitions. As a result of this transaction, as of September 30, 1994, First Banks had control of 64.6% of the voting shares of BTX (see Note 2 to the Consolidated Financial Statements).

RESULTS OF OPERATIONS

     The net loss for the nine months ended September 30, 1994 was $636 thousand, or $(.02) per share, compared to net income of $941 thousand, or $.04 per share in the same period in 1994. The net loss for the three months ended September 30, 1994 was $489 thousand, or $(.01) per share, compared to net income of $304 thousand, or $.01 per share, for the three months ended September 30, 1993. The results from operations reflect generally decreasing net interest income of BTX as well as an increased provision for loan losses during 1994 and include the effects of certain non-recurring items recognized in 1994 further described in Notes 3 and 4 to the Consolidated Financial Statements.

     In September 1994, BTX determined that the magnitude of the unrealized loss on its portfolio of mortgage-backed and other investment securities, combined with its requirement to collateralize the borrowed funds which had been used to acquire most of that portfolio and the need to maintain an adequate liquidity position had caused its original intention to hold these securities to maturity to become impaired. Consequently, BTX redesignated its portfolio of securities held to maturity as securities available for sale, resulting in a reduction of consolidated stockholders' equity of $4,332,000, net of the related tax effect. At the same time, BTX committed to sell an aggregate of $114,969,000 of these securities resulting in a loss of $7,055,000.

     BTX maintained a noncontributory defined benefit pension plan covering substantially all employees and a postretirement benefit plan providing health insurance coverage to retirees. Recognizing that the costs of these plans had

                              BancTEXAS Group Inc.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

become excessive for its financial resources, BTX decided to discontinue the accumulation of benefits by those eligible to participate in these plans. Both plans had postretirement benefit obligations which exceeded the amount of their respective plan assets. Consequently, the aggregate amount of this excess, $1,552,000, was recorded as an expense during the three months ended September 30, 1994.

     Because of the consolidation of various operational functions which is anticipated as a result of the sale of Class B Common Stock, BTX determined that the services of some members of its staff would not be required in the future. BTX recognized severance and related personnel costs of $430,000 in the three months ended September 30, 1994, attributable to personnel reductions expected to occur between September 1994 and March 1995.

     With the sale of the Class B Common Stock on August 31, 1994 and the receipt of the $30 million cash proceeds, BTX will be capable of pursuing acquisitions, expanding its services and reducing its reliance on borrowed funds. When combined with the efficiencies which are available from the consolidation of various operational functions, the evaluation of BTX's ability to utilize its deferred tax assets was substantially different from that prior to the transaction. As a result of the reevaluation of the reserve relative to the net deferred tax asset, an income tax benefit of $9,209,000 was recorded during the three months ended September 30, 1994.

     The net effect of these non-recurring items decreased the amount of the net loss for the three and nine month periods ended September 30, 1994 by $172,000.

NET INTEREST INCOME

     Net interest income for the nine months ended September 30, 1994 decreased $1.1 million, or 10.7% from the comparable period in 1993. Net interest income for the three months ended September 30, 1994 decreased $47,000, or 1.6%, from the comparable period in 1993. The decline in net interest income for 1994 compared with 1993 reflects a general narrowing of the interest margin which BTX realized between the income earned on its invested assets and the cost of its interest-bearing liabilities. This narrowing of interest margins was partially offset by increases in the average amount of earning assets and interest bearing liabilities from those of the prior periods. For the three months ended September 30, 1994, net interest income was also affected by the receipt of the proceeds of the sale of Class B Common Stock. These proceeds were used to reduce short-term borrowings, Federal Home Loan Bank advances and fund loan growth. TABLE 1 presents the components of the net interest income for the three and nine month periods ended September 30, 1994 and 1993.

                              BancTEXAS Group Inc.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

TABLE 1 - NET INTEREST INCOME

                                                           Third Quarter                                Year-to-Date
                                           -----------------------------------------      ----------------------------------------
                                                   1994                    1993                  1994                  1993
                                           -------------------      -----------------     ------------------     -----------------
                                            Amount       Rate        Amount     Rate       Amount      Rate       Amount     Rate
                                           --------     ------      --------   ------     --------    ------     --------   ------
                                                                            (Dollars in thousands)
Average earning assets.................    $350,210      6.69%      $308,434    6.85%     $347,522     6.56%     $304,434    7.31%
                                           ========                 ========              ========               ========
Average interest bearing liabilities...     299,795      4.03        269,169    3.57       302,382     3.80       265,812    3.61
                                                         ----                   ----                   ----                  ----
Interest rate spread ..................                  2.66                   3.28                   2.76                  3.70
                                                         ====                   ====                   ====                  ====
Interest free sources used to fund
  earning assets ......................      50,415                   39,265                45,140                 38,622
                                           --------                 --------              --------               --------
Total sources of funds ................    $350,210      3.46       $308,434    3.12      $347,522     3.31      $304,434    3.16
                                           ========                 ========              ========               ========
Net interest margin ...................                  3.23%                  3.73%                  3.25%                 4.15%
                                                         ====                   ====                   ====                  ====
Net interest income ...................    $  2,854                 $  2,901              $  8,447               $  9,457
                                           ========                 ========              ========               ========

Interest income .......................       5,903                    5,325                17,046                 16,642
                                           ========                 ========              ========               ========
Interest expense ......................       3,049                    2,424                 8,599                  7,185
                                           ========                 ========              ========               ========

_____________________
     BTX has no tax-exempt income.

     Average earning assets for the nine months ended September 30, 1994 increased $43 million, or 14%, from the same period of 1993. The primary component of this increase was investment securities which increased $34.1 million, or 29%, from the same period in 1993. This increase in investment securities was primarily funded by advances from the Federal Home Loan Bank and other short-term borrowings. Approximately 73% of BTX's investment portfolio consisted of adjustable rate mortgage-backed securities indexed to the Eleventh District Cost of Funds Index (herein COFI). Because the nature of this index causes it to react more slowly to changes in interest rates than other indicies used in mortgage-backed securities, the COFI index failed to fully reflect the general interest rate increases which occurred during the nine months ended September 30, 1994.

                              BancTEXAS Group Inc.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     The BTX loan portfolio, the other primary source of interest income, relies principally on automobile loans acquired from dealers. Competition for these loans is intense, not only from other larger financial institutions, but also from insurance companies, credit unions, and others. The desire of these competitors to increase loan volumes has caused a resistance to increased rates in the markets which BTX serves, in spite of the pressure created by increasing deposit and other interest rates. At the same time, the repayment of the higher yielding loans in the portfolio and the replacement of these with loans at the lower current rates have caused a decline in the yield on the loan portfolio from 8.62% during the third quarter of 1993 to 8.41% during the same period in 1994. This compares with the average cost of interest bearing liabilities of BTX which increased from 3.57% during the third quarter of 1993 to 4.03% in the third quarter of 1994.

     Average interest bearing liabilities for the nine months ended September 30, 1994 increased $36.6 million from the same period in 1993. This increase was composed of a decrease in interest bearing deposits of $23.6 million, or 10.8%, which was offset by an increase in short-term borrowings from the Federal Home Loan Bank and securities dealers of $60 million, or 130.9%. At the same time, noninterest bearing demand deposits increased $3.8 million, or 8.6%. TABLE 2 presents the average balance sheets and interest spread analysis for the last five quarters. TABLE 3 presents an analysis of the changes in net interest income for the three and nine month periods ended September 30, 1994 compared with the same periods in 1993.

                              BancTEXAS Group Inc.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

TABLE 2 - QUARTERLY AVERAGE BALANCE SHEETS/ANALYSIS OF INTERST YIELDS AND
          RATES

                            (Dollars in thousands)

                                      Third Quarter 1994          Second Quarter 1994
                                 --------------------------- -----------------------------
                                           Interest                       Interest
                                  Average  Income/   Average   Average    Income/   Average
                                  Balance  Expense    Rate     Balance    Expense    Rate
                                 --------  --------  ------- ----------   --------  -------
Earning assets:
  Time deposits with banks ..... $    659  $     6    3.64%    $  1,403    $    21   5.99%
  Investment securities-taxable.  167,587    2,048    4.89      171,860      2,012   4.68
  Federal funds sold and
    securities purchased under
    agreements to resell .......      987       11    4.46        2,943         28   3.81
  Loans ........................  180,977    3,838    8.41      178,118      3,654   8.23
                                 --------  -------             --------    -------
      Total earning assets .....  350,210    5,903    6.69      354,324      5,715   6.47
                                           -------                         -------
Nonearning assets:
  Cash and due from banks ......    9,217                         8,930
  Premises and equipment .......   11,092                        11,192
  Other assets .................    9,258                         5,769
  Allowance for loan losses ....   (2,478)                       (2,562)
                                 --------                      --------
                                 $377,299                      $377,653
                                 ========                      ========
Interest bearing liabilities:
  Savings deposits ............. $ 83,442      561    2.67     $ 84,358        530   2.52
  Certificates of deposit
    $100,000 and over and
    public funds ...............   17,154      192    4.44       19,926        203   4.09
  Other time deposits ..........   91,930    1,013    4.37       91,069        984   4.33
  Short-term borrowings and
    FHLB advances ..............  106,215    1,259    4.74      114,873      1,224   4.26
  Long-term debt ...............    1,054       24    9.03        1,054         24   9.13
                                 --------  -------             --------    -------
      Total interest bearing
        liabilities ............  299,795    3,049    4.03      311,280      2,965   3.82
                                           -------                         -------
Noninterest bearing liabilities:
  Demand deposits ..............   48,339                        49,042
  Other liabilities ............    3,253                         2,441
                                 --------                      --------
      Total liabilities ........  351,387                       362,763
Stockholders' equity ...........   25,912                        14,890
                                 --------                      --------
                                 $377,299                      $377,653
                                 ========                      ========
Net interest income ............           $ 2,854                         $ 2,750
                                           =======                         =======
Interest rate spread ...........                      2.66%                          2.65%
Net interest margin ............                      3.23%                          3.11%
                                                      ====                           ====

____________________
     BTX has no tax-exempt income.
     Loan fees are included for rate calculation purposes. Nonaccrual loans have been included in the average balances, thereby reducing yields.

                                          First Quarter 1994          Fourth Quarter 1993           Third Quarter 1993
                                     --------------------------- ----------------------------- -----------------------------
                                                Interest                      Interest                      Interest
                                      Average   Income/  Average   Average    Income/  Average   Average    Income/  Average
                                      Balance   Expense    Rate    Balance    Expense   Rate     Balance    Expense   Rate
                                     --------  --------  ------- ----------  --------  ------- ----------  --------  -------
Earning assets:
  Time deposits with banks .....     $  2,338  $     21    3.59%   $  1,645   $    19    4.62%   $    450   $     4    3.56%
  Investment securities-taxable.      158,809     1,850    4.66     152,731     1,756    4.60     129,647     1,505    4.64
  Federal funds sold and
    securities purchased under
    agreements to resell .......        4,207        33    3.14       5,546        40    2.89       4,120        32    3.11
  Loans ........................      172,546     3,524    8.28     165,774     3,509    8.40     174,217     3,784    8.62
                                     --------   -------            --------   -------            --------   -------
      Total earning assets .....      337,900     5,428    6.51     325,696     5,324    6.49     308,434     5,325    6.85
                                                -------                       -------                       -------
Nonearning assets:
  Cash and due from banks ......        9,752                         9,733                         7,659
  Premises and equipment .......       11,291                        11,415                        11,410
  Other assets .................        5,537                         6,868                         6,682
  Allowance for loan losses ....       (2,786)                       (2,686)                       (2,813)
                                     --------                      --------                      --------
                                     $361,694                      $351,026                      $331,372
                                     ========                      ========                      ========
Interest bearing liabilities:
  Savings deposits .............     $ 83,557       506    2.46    $ 87,254       546    2.48    $ 88,007       564    2.54
  Certificates of deposit
    $100,000 and over and
    public funds ...............       22,550       221    3.97      22,554       222    3.91      30,239       276    3.62
  Other time deposits ..........       91,665       976    4.32      92,653     1,031    4.41      92,629     1,037    4.44
  Short-term borrowings and
    FHLB advances ..............       97,205       859    3.53      84,075       742    3.53      57,240       523    3.65
  Long-term debt ...............        1,054        23    9.00       1,054        24    9.00       1,054        24    9.03
                                     --------   -------            --------   -------            --------   -------
      Total interest bearing
        liabilities ............      296,031     2,585    3.54     287,590     2,565    3.54     269,169     2,424    3.57
                                                -------                       -------                       -------
Noninterest bearing liabilities:
  Demand deposits ..............       48,519                        46,052                        45,136
  Other liabilities ............        2,223                         2,273                         2,220
                                     --------                      --------                      --------
      Total liabilities ........      346,773                       335,915                       316,525
Stockholders' equity ...........       14,921                        15,111                        14,847
                                     --------                      --------                      --------
                                     $361,694                      $351,026                      $331,372
                                     ========                      ========                      ========
Net interest income ............                $ 2,843                       $ 2,759                       $ 2,901
                                                =======                       =======                       =======
Interest rate spread ...........                           2.97%                         2.95%                         3.28%
Net interest margin ............                           3.41%                         3.36%                         3.73%
                                                           ====                          ====                          ====

                              BancTEXAS Group Inc.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

TABLE 3 - VOLUME/RATE ANALYSIS

                                  Third Quarter                         Year-to-Date
                              1994 Change from 1993                1994 Change from 1993
                          --------------------------------   ----------------------------------
                                       Change due to:                     Change due to:
                                   -----------------------         ---------------------------
                          Total                    Rate/    Total                      Rate/
                          Change  Volume   Rate  Volume(1)  Change  Volume    Rate   Volume(1)
                          ------  ------   ----  ---------  ------  ------  -------  ---------
                                                (Dollars in thousands)
Earning assets:
 Time deposits
    with banks.......     $     2  $     2 $  -    $ -    $    36  $    20  $     6   $  10
 Investment
   securities-
   taxable ..........         543      440     79     24    1,017    1,570     (419)   (134)
 Federal funds
   sold and
   securities
   purchased under
   agreements
   to resell ........         (21)     (24)    14    (11)     (21)     (33)      18      (6)
 Loans ..............          54      147    (89)    (4)    (628)     221     (832)    (17)
                          -------  -------  -----  -----  -------  -------  -------    -----
     Total interest
       income........         578      565      4      9      404    1,778   (1,227)   (147)
                          -------  -------  -----  -----  -------  -------  -------   -----
Interest bearing
   funds:
 Savings
   deposits .........          (3)     (29)    28     (2)    (125)    (111)     (15)      1
 Certificates
   of deposit
   $100,000 and
   over and pub-
   lic funds ........         (84)    (119)    62    (27)    (388)    (459)     131     (60)
 Other time
   deposits .........         (24)      (8)   (16)   -       (179)     (36)    (145)      2
Short-term
   borrowings
   and FHLB
   advances .........         736      447    155    134    2,106    1,615      213     278
Long-term debt                -        -      -      -        -        -         -       -
                          -------  ------- ------  -----   ------  -------  -------   -----
     Total interest
       expense.......         625      291    229    105    1,414    1,009      184     221
                          -------  ------- ------  -----  -------   ------- -------   -----
Net interest
   income ...........     $   (47) $   274 $ (225) $ (96) $(1,010) $   769  $(1,411)  $(368)
                          =======  ======= ======  =====  =======  =======  =======   =====

____________________
     BTX has no tax-exempt income.
     (1) Represents the change not solely attributable to change in rate or change in volume but a combination of these two factors.

                              BancTEXAS Group Inc.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

NONINTEREST INCOME

     Included in noninterest income for the three and nine month periods ended September 30, 1994 were losses on the sale of securities available for sale of $7,055,000, as described on page 6. For the three and nine month periods ended September 30, 1993, net gains on the sale of investment securities were $147,000 and $184,000, respectively. Excluding securities transactions, noninterest income decreased from $2,035,000 for the nine months ended September 30, 1993 to $1,980,000 for the comparable period in 1994. Service charges and fees related to deposit accounts decreased 7.2% from $1,283,000 to $1,191,000 for the nine months ended September 30, 1993 and 1994, respectively.

     Income from loan sales and loan servicing decreased $229,000 or 38.2% from $600,000 for the nine months ended September 30, 1993 to $371,000 for the comparable period in 1994. For the nine months ended September 30, 1993 loan sales aggregated $32.6 million, which resulted in gains of $466,600. In comparison, BTX sold $4 million of automobile loans during the nine months ended September 30, 1994 which resulted in a gain of $38,000.

     Other noninterest income increased from $152,000 to $418,000 for the nine months ended September 30, 1993 and 1994, respectively. The primary component accounting for this increase was $255,000 received in June 1994 in settlement of a lawsuit filed by BTX against the Federal Deposit Insurance Corporation relating to the closure of BancTEXAS Dallas, a former subsidiary of BTX.

NONINTEREST EXPENSE

     For the nine months ended September 30, 1994, noninterest expenses increased to $12,612,000 from $10,405,000 for the comparable period in 1993. The primary component of this increase was the increase in personnel expense of $2,364,000, or 49.2%, from $4,804,000 for the nine months ended September 30, 1993 to $7,168,000 for the comparable period in 1994. As described on page 7, during the three months ended September 30, 1994, BTX reevaluated its defined benefit pension plan and its postretirement medical benefit plan. Since both plans had postretirement benefit obligations which exceeded the amount of their respective plan assets, the aggregate liability, $1,552,000 was recorded as an expense during the three months ended September 30, 1994. In addition, BTX recorded the estimated severance and related personnel costs in recognization of planned reductions in staff of $430,000 during the three months ended September 30, 1994.

     Occupancy expense decreased from $1,065,000 for the nine months ended September 30, 1993 to $961,000 for the comparable period in 1994, or 9.8%.
This reflected generally lower costs of repairs and maintenance incurred in 1994, additional rental income received from tenants of the BTX McKinney building, and reduced rental paid on the leased location in Houston and the BTX administrative offices in Dallas.

     Professional fees decreased 18.2% from $1,261,000 for the nine months ended September 30, 1993 to $1,031,000 for the same period in 1994. The decrease is primarily due to reduced legal fees resulting from the adjudication or settlement in late 1993 and early 1994 of several of the lawsuits which had been pending against BTX.

                              BancTEXAS Group Inc.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     Net operating expenses of foreclosed property increased $29,000 to $196,000 for the nine months ended September 30, 1994. This increase was primarily the result of write-downs of $80,000 in September 1994, most of which related to a single parcel of real estate for which a scheduled sale did not occur.

MORTGAGE-BACKED AND OTHER SECURITIES

     Mortgage-backed and other securities totalled $158,259,000 at September 30, 1994, compared with $160,158,000 at December 31, 1993. Included within the balance at September 30, 1994 were $114,969,000 of securities which had been committed for sale, but which settled in October 1994.

     Through June 30, 1994, BTX had acquired an investment portfolio consisting of $115,856,000 of securities held to maturity and $54,739,000 of securities which had been designated as available for sale. Most of these securities were pledged to support advances from the Federal Home Loan Bank or other borrowed funds which had generally been incurred to acquire the securities. Although approximately $106 million of the total securities portfolio at September 30, 1994 contained provisions for periodic interest rate adjustments, the structure of the specific securities, combined with the rapid increases in interest rates occurring during the first nine months of 1994, caused these securities to under-perform the market, resulting in a significant unrealized loss. The magnitude of this loss, combined with the requirement to collateralize the related borrowed funds and the need to maintain the liquidity position of BTX created doubt about the ability of BTX to continue to hold all of the securities in the portfolio which had been designated as being held to maturity. This would be exacerbated by any further increases in interest rates which might lead to further erosion in market value, and consequently, in collateral value.

     As described in Note 3 to the Consolidated Financial Statements, in September 1994, BTX determined that its original ability and intent to hold its portfolio of mortgage-backed and other securities to maturity had become impaired, and that therefore this portfolio should be redesignated as available for sale. Consequently, the unrealized loss on the portfolio of $4,332,000, net of related income taxes was recorded as a reduction of consolidated stockholders' equity. Concurrent with this, BTX decided to sell $114,969,000 of these securities, resulting in the realized loss of $7,055,000 described in
Note 3. While there is no specific intent at present to sell any of the remaining $43,290,000 of securities available for sale, periodic sale of these securities may be conducted to restructure this portfolio and to allow BTX the flexibility to hedge against future adverse market changes.

LENDING AND CREDIT MANAGEMENT

     Loans, net of unearned income, were $192.3 million at September 30, 1994, an increase of $24.6 million or 15%, from December 31, 1993. The Bank sold $44 million of loans in the first nine months of 1994 compared to $27.9 million in the same period of 1993. TABLE 4 presents the composition of the loan portfolio.

                              BancTEXAS Group Inc.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     During 1993, the Bank began to originate loans for sale. Prior to 1993, loans that the Bank sold were originated to be held in its loan portfolio. However, because of excess loan production, the Bank sold some of its automobile consumer loans in 1991 and 1992 to reduce its loan portfolio to targeted levels. In 1993, since the Bank's capacity for excess production was well established, the Bank began to originate automobile loans for sale. During 1994, the Bank began purchasing residential mortgages and home improvement loans originated by others for the purpose of resale. These loans have 30 day guaranteed take out commitments issued by long-term investors. These loans are serviced by the Federal Home Loan Bank and provide collateral for borrowing from the FHLB, if needed. Due to a dramatic decrease in the mortgage loan and refinance market between 1993 and 1994, the volume of these loans has slowed significantly. However, the home improvement loan program remains active.

     The Bank's market areas are now experiencing moderate economic recovery and the increase from $7 million at year-end 1992 to $9 million at year-end 1993 and to $10.5 million at September 30, 1994 in residential interim construction lending has provided a means to expand its Real Estate Construction Loan Portfolio. The Bank has carefully assessed the risks related to such loans, as well as the benefits. These loans typically have a maturity of nine months and average $100,000 per house and either cover presold homes with long-term financing arranged or are in subdivisions with proven sales activity from production builders. In the first nine months of 1994, the Bank made 182 of these loans for an aggregate of $20.4 million, compared to 228 of these loans for an aggregate of $23 million in the first nine months of 1993. Interim construction lending has provided the Company with loan fee revenues amounting to $424,000 and $254,000 for the first nine months of 1994 and 1993, respectively. The Company will be dependent on increases in the Texas market economy to achieve growth in its real estate and commercial loan portfolio.

TABLE 4 - LOAN COMPOSITION

                                              September 30,
                                          --------------------  December 31,
                                             1994        1993       1993
                                          --------    --------  -----------
                                               (Dollars in thousands)
Commercial .............................. $ 11,891    $  8,265   $  7,653
Real estate, construction ...............   10,471      10,349      9,072
Real estate, mortgage ...................   11,576      14,457     12,862
Real estate, mortgage (available for sale)   2,776         -        5,600
Installment .............................  153,467     125,358    122,551
Installment (available for sale) ........    6,627      13,417     14,997
                                          --------    --------   --------
                                           196,808     171,846    172,735
Unearned income .........................   (4,470)     (4,907)    (5,003)
                                          --------    --------   --------
Loans, net of unearned income ........... $192,338    $166,939   $167,732
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

     Nonperforming assets at September 30, 1994 were $3.1 million, compared to $4.6 million at December 31, 1993 and $4.1 million at September 30, 1993.
These declining levels of nonperforming assets represent the continuing efforts and commitment of BTX's management to increase the overall credit quality of its loan portfolio. Nonaccrual loans for the nine months ended September 30, 1994 increased by $560,000. This increase was the result of two real estate loans totalling $853,000 being placed on nonaccrual status. Both of these loans had been previously identified by management as "potential problem loans." Loans past due 90 days or more at September 30, 1994 were $215,000, compared to $145,000 at September 30, 1993. These totals may fluctuate significantly without denoting adverse or favorable trends between periods due to seasonality and strategies employed by management on certain maturing loans. Net foreclosed property at September 30, 1994 totalled $1.7 million, compared to $3.4 million at September 30, 1993, representing a 50% decrease. For the nine months ended September 30, 1994, interest income that would have been accrued at original contractual rates resulting from nonperforming assets, less the amount recognized as interest income, was $46,000.

TABLE 5 - NONPERFORMING ASSETS

                                               September 30,
                                           ------------------- December 31,
                                              1994       1993     1993
                                           --------   -------- -----------
                                                (Dollars in thousands)
Nonaccrual loans .........................  $ 1,182    $   526    $   622
Restructured loans .......................      -          -          -
Loans past due 90 days or more
  but not included in nonaccrual loans ...      215        145        803
                                            -------    -------    -------
     Total nonperforming loans                1,397        671      1,425
Foreclosed property, net .................    1,737      3,442      3,171
                                            -------    -------    -------
     Total ...............................  $ 3,134    $ 4,113    $ 4,596
                                            =======    =======    =======
Ratio of nonperforming assets to
  total assets ...........................      .81%      1.28%      1.25%
                                            =======    =======    =======
Ratio of nonperforming assets to
  total loans and foreclosed property ....     1.61%      2.41%      2.69%
                                            =======    =======    =======



     TABLE 6 presents nonperforming assets by type of borrower. At September 30, 1994, real estate nonperforming assets totaled $2.3 million, or 74% of total nonperforming assets, compared to 64% at September 30, 1993.

                              BancTEXAS Group Inc.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

TABLE 6 - NONPERFORMING ASSETS BY TYPE OF BORROWER

                                               September 30,
                                          -------------------- December 31,
                                             1994        1993      1993
                                          --------    -------- -----------
                                               (Dollars in thousands)
Commercial ..............................  $   137     $   168    $   171
Energy ..................................      -           710        710
Real estate, land .......................    1,282       1,860      2,478
Real estate, residential ................      232         195        246
Real estate, commercial .................      813         586        622
Installment .............................      670         594        369
                                           -------     -------    -------
     Total ..............................  $ 3,134     $ 4,113    $ 4,596
                                           =======     =======    =======

     In addition to the nonperforming assets set forth above, at September 30, 1994, BTX had $1.6 million of loans classified as "potential problem loans," 86% of which are secured by mortgages on real property owned by three borrowers. This compares to $2.5 million of potential problem loans at September 30, 1993. A potential problem loan is a loan which is currently being repaid in accordance with its terms but with respect to which information about possible credit problems of the borrower is known, which causes management to have concern as to the ability of the borrower to comply with the present loan repayment terms and which may result in disclosure in the future in one of the nonperforming asset categories.

ALLOWANCE AND PROVISION FOR LOAN LOSSES

     At September 30, 1994, the allowance for loan losses was approximately $2.6 million, or 1.4% of total loans, compared to $2.6 million, or 1.6% of total loans, at December 31, 1993. TABLE 7 presents the activity in the allowance for loan losses. The ratio of the allowance for loan losses to total nonperforming loans was 188.1% and 402.8% as of September 30, 1994 and 1993, respectively. This ratio declined during this period because nonperforming loans increased by $726,000 (from $671,000 to $1,397,000), see TABLE 5, while the allowance remained virtually unchanged. During this same period "potential problem loans" decreased $900,000, offsetting the increase in nonperforming loans and mitigating the decline in this coverage ratio.

     Management considers the allowance for loan losses to be adequate at September 30, 1994. The adequacy of the reserve is determinable only on an approximate basis since estimation of the magnitude and timing of loan losses involves subjective judgments. In evaluating the adequacy of the reserve at September 30, 1994, consideration was given to such factors as management's evaluation of specific loans; the level and composition of classified loans; historical loss experience; results of examinations by regulatory agencies; an internal asset review process that is independent of the Bank's management; expectations of future economic conditions and their impact on particular industries and individual borrowers; concentrations of credit; management depth and experience; and other judgmental factors.

                              BancTEXAS Group Inc.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

     The provision for loan losses for the nine months ended September 30, 1994 was $605,000, compared to $330,000 for the nine months ended September 30, 1993. Net charge-offs for the first nine months of 1994 were $614,000 compared to $671,000 for the same period of 1993. The amount of provision for loan losses required in any given quarter is dependent on changes in one or more variables. Increases or decreases in loan levels, loans charged off, recoveries on previously charged off loans and specific allocations on individual loans all have an impact on the amount of provision for loan losses incurred. During the third quarter of 1994, the primary reason for the $455,000 provision was to replenish the allowance for net charge-offs of $296,000 and to maintain the reserve because of the $20.8 million increase in the loan levels.

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

TABLE 7 - SUMMARY OF THE ALLOWANCE FOR LOAN LOSSES

                                         Third Quarter
                                     --------------------     Year-To-Date
                                        1994        1993      1994      1993
                                     --------    --------   -------   -------
                                              (Dollars in thousands)
Balance at beginning of period ...   $  2,469     $ 2,836   $ 2,637   $ 3,044
Provision for loan losses ........        455         100       605       330
Loans charged off:
  Commercial and financial .......          4          12         4       229
  Energy .........................        -           -         -          40
  Real estate ....................        -           -         207       -
  Installment ....................        491         504     1,282     1,103
                                      -------     -------   -------   -------
    Total charge-offs ............        495         516     1,493     1,372
Recoveries:
  Commercial and financial .......         16          35       171       105
  Real estate ....................         31          54       259       137
  Installment ....................        152         194       449       459
                                      -------     -------   -------   -------
    Total recoveries .............        199         283       879       701
                                      -------     -------   -------   -------
    Net charge-offs ..............        296         233       614       671
                                      -------     -------   -------   -------
Balance at end of period .........    $ 2,628     $ 2,703   $ 2,628   $ 2,703
                                      =======     =======   =======   =======
Allowance for loan losses as a
  percent of period-end loans ....       1.37%       1.62%
                                      =======     =======
Allowance for loan losses as a
  percent of nonperforming loans..     188.12%     402.83%
                                      =======     =======

                              BancTEXAS Group Inc.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

DEPOSITS

     During the third quarter of 1994 total deposits averaged $240.9 million, a decrease of $7.6 million, or 3.1% from December 31, 1993. The decreased deposits resulted primarily from decreased money market accounts compared to the fourth quarter of 1993. Money market accounts are more sensitive to market prices compared to the Bank's other deposit products. Also, because money market accounts have check writing features, these funds are more liquid. Due to these factors and the alternative investments available to depositors, the Company's money market accounts have decreased $6.9 million as compared to the fourth quarter 1993 and $7.9 million as compared to the third quarter of 1993. Public funds have declined $14.1 million relative to the third quarter 1993 and $5.4 million relative to the fourth quarter 1993. Public funds have declined principally because these public entities chose alternative investments that are now available rather than bank deposits. TABLE 8 shows the types of deposits and the related rates paid for the periods indicated.


TABLE 8 - DEPOSITS

                                   Third Quarter
                         ----------------------------------   Fourth Quarter
                               1994              1993              1993
                         ----------------  ----------------  ----------------
                         Average           Average           Average
                         Balance    Rate   Balance    Rate   Balance    Rate
                         --------   -----  --------   -----  --------   -----
                                         (Dollars in thousands)
Demand ................  $ 48,339     -    $ 45,136    -     $ 46,052    -
Money market accounts .    61,427    2.94%   69,338   2.56%    68,364   2.48%
Savings ...............    22,015    1.91    18,669   2.49     18,890   2.50
Certificates of deposit
  $100,000 and over ...    13,795    4.69    12,804   4.37     13,821   4.42
Public funds ..........     3,359    3.43    17,435   3.07      8,733   3.09
Other time ............    91,930    4.37    92,629   4.44     92,653   4.41
                         --------          --------          --------
    Total average
      deposits ........  $240,865          $256,011          $248,513
                         ========          ========          ========

CAPITAL RESOURCES

     Stockholders' equity at September 30, 1994 was $42.8 million, compared to $14.9 million at December 31, 1993. The increase in consolidated stockholders' equity was primarily the result of the sale of Class B Common Stock on August 31, 1994. The proceeds of this sale, net of related offering expenses,
amounted to $29,623,000.   As a result of adoption of Statement of Financial
Accounting Standards 115, the effect of unrealized gains and losses on investment securities available for sale, net of related income tax effects, is reflected as a component of consolidated stockholders' equity. Net unrealized losses on securities available for sale were $1,401,000 at September 30, 1994 compared to $67,000 at December 31, 1993. TABLE 9 provides certain additional information concerning BTX's stockholders' equity and its allowance for loan losses for the periods indicated.

                              BancTEXAS Group Inc.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

TABLE 9 - CAPITAL AND ALLOWANCE FOR LOAN LOSSES

                                               September 30,
                                            ------------------ December 31,
                                               1994      1993      1993
                                            --------  -------- -----------
                                                 (Dollars in thousands)
Stockholders' equity ...................... $ 42,797  $ 15,146    $ 14,952
                                            ========  ========    ========
Allowance for loan losses .................    2,628     2,703       2,637
                                            ========  --------    --------
Ratio of stockholders' equity to assets ...    11.07%     4.71%       4.06%
                                            ========  ========    ========

     TABLE 10 compares the capital ratios of BTX and the Bank at September 30, 1994 with regulatory requirements applicable to all FDIC-insured banks and bank holding companies. The federal bank regulatory agencies have the authority to impose higher requirements on individual banks and bank holding companies.

TABLE 10  CAPITAL RATIOS

                               Tier I Capital as               Total Capital as
                                a Percentage of                a Percentage of
                                  Risk-Based       Leverage       Risk-Based
                                    Assets           Ratio          Assets
                                    ------           -----          ------
BTX at September 30, 1994           17.71%          11.39%          18.84%

Bank at
September 30, 1994                  12.01%           7.70%          13.09%

Regulatory requirement
for all banks and bank
holding companies                    4.625%     3.00 and above*      8.00%

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

                              BancTEXAS Group Inc.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

INTEREST RATE SENSITIVITY

     BTX's Asset/Liability Management Policy Committee has as one of its objectives to approximate a 1:1 ratio of interest-sensitive assets to interest-sensitive liabilities at the one year horizon. TABLE 11 shows each ratio at all time intervals for September 30, 1994. Currently, BTX is in a liability sensitive position at all periods under 180 days. During a declining interest rate environment, the Company's position would produce higher net interest income and during a rising interest rate environment, this position would produce a lower net interest income. It should be noted that the interest sensitivity position is presented at a point in time and can be altered by management as changing conditions dictate.

TABLE 11 - INTEREST RATE SENSITIVITY ANALYSIS

                                                            September 30, 1994
                                  -----------------------------------------------------------------------
                                                         Rate-Sensitive
                                  -----------------------------------------------------
                                                                                Total   **Non-
                                                                        Over    Rate      rate
                                    1-30     31-90   91-180   181-365    1      Sen-      Sen-
                                    Days     Days     Days     Days     Year    sitive   sitive   Total
                                  -------- -------- -------- -------- -------- -------- -------- -------
                                                               (Dollars in thousands)
Earning assets                     $148,890 $ 24,258 $ 25,175 $ 32,134 $115,794 $346,251 $ 4,908 $351,159
Interest
  bearing
  liabilities.......                177,328   13,865   16,876   20,500   62,521  291,090     -    291,090
                                   -------- -------- -------- -------- -------- -------- ------- --------
Nominal gap ........                (28,438)  10,393    8,299   11,634   53,273
Cumulative
  interest
  sensitivity
  gap* .............               $(28,438)$(18,045)$ (9,746)$  1,888 $ 55,161
                                   ======== ======== ======== ======== ========
Cumulative ratio
  of earning
  assets to in-
  terest bearing
  funds ............                     84%      91%      95%     101%     119%

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

     The principal sources of liquidity are deposit growth, the maturity distribution of purchased funds, unused credit lines, the collateral value of investment securities and accessibility to money and capital markets. Deposits for the third quarter of 1994 averaged $240.9 million, a decrease of $15.1 million, or 6%, from the third quarter of 1993. This decrease was due primarily to a reduction of public funds deposits. Securities sold under agreements to repurchase averaged $106 million for the third quarter 1994, an increase of $49 million from the third quarter of 1993. Currently, BTX and the Bank have available credit lines from the FHLB and others to the extent of the available collateral value of its investment security portfolio. The Bank joined the FHLB in the third quarter of 1993. The Bank's membership in the FHLB has enhanced its liquidity and provided an additional funding source. At September 30, 1994, its borrowing against securities from the FHLB totaled $80.7 million and borrowings from other sources were $6.7 million.

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

                          PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY H0LDERS

     On August 18, 1994 BTX held its annual meeting of stockholders (the "Annual Meeting") at which time the stockholders elected six directors and also acted on two other proposals.

     The six directors were elected with the following vote totals:

                               For           Withheld         Broker Non-Votes
                               ---           --------         ----------------
Richard L. Brown            16,559,442        729,614            1,532,016
Nathan C. Collins           16,549,485        739,571            1,532,016
Charles A. Crocco, Jr.      16,547,666        741,390            1,532,016
Joseph J. Leszczynski       16,534,916        754,140            1,532,016
Thomas A. Stanzel           16,562,276        726,780            1,532,016
Edward T. Story, Jr.        16,556,576        732,480            1,532,016

     The following matters were also voted on at the Annual Meeting, with the voting results indicated:

    Proposal                  For      Against             Withheld
    --------                  ---      -------   -----------------------------
                                                 Abstentions  Broker Non-Votes
                                                 -----------  ----------------
Approval of transaction
with First Banks, Inc.
(Proposal No. 1 in
Proxy Statement)           10,458,937    869,411   230,913       5,729,795

Approval of amendments
to and restatement of
Certificate of
Incorporation (Proposal
No. 2 in Proxy Statement)  10,308,680  1,057,559   193,022       5,729,795


ITEM 5.  OTHER INFORMATION

     On August 31, 1994 the Registrant completed a pending transaction with First Banks, Inc., as discussed in Note 2 to the Consolidated Financial Statements which appear elsewhere in this Report.

     In conjunction with the consummation of the transaction, and as disclosed in the Proxy Statement for the Annual Meeting discussed under Item 4 above, three of the directors who had been reelected at the Annual Meeting (Messrs. Brown, Leszczynski and Stanzel) resigned, and three new directors were appointed by the remaining directors to fill the three vacancies created such registrations. The three new directors are James F. Dierberg, Allen H. Blake and Mark T. Turkcan.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibit No.                      Description
          -----------                      -----------
             11                    Computation of Earnings (Loss) Per Share

             27                    Financial Data Schedule (Electronic
                                   Filing Only)

    (b) Reports on Form 8-K were filed on September 15, 1994 and September 27, 1994.

              Report filed September 15, 1994 - reported pursuant to
         Item 1 of Form 8-K that the transaction with First Banks, Inc. in which First Banks, Inc. invested $30 million in the Class B Common Stock of the Registrant, was consummated.

              Report filed September 27, 1994 - reported pursuant to
         Item 4 of Form 8-K that the Registrant has engaged the accounting firm of KPMG Peat Marwick LLP to audit its financial statements for the fiscal year ended December 31, 1994, to replace the previous accounting firm, Deloitte & Touche LLP.

                                   SIGNATURES


                 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  BancTEXAS Group Inc.
                                                  (Registrant)


Date  November 14, 1994                           By   /s/ NATHAN C. COLLINS
                                                  Nathan C. Collins
                                                  Chairman of the Board
                                                  and President



                                                  By  /s/ ALLEN H. BLAKE
                                                  Allen H. Blake
                                                  Chief Accounting Officer

                                 EXHIBIT INDEX


EXHIBIT
  NO.                             DESCRIPTION
- - - -------                           -----------

  11                    Computation of Earnings (Loss) Per Share

  27                    Financial Data Schedule (Electronic Filing Only)