Form 10-Q/A
period 1994-09-30
BANCTEXAS GROUP INC
filed 1994-12-02
CIK 310979

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549
                              __________________


                                 FORM 10-Q/A


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

                              BancTEXAS Group Inc.

               CONSOLIDATED STATEMENTS OF OPERATIONS - Unaudited


                                             Three Months            Nine Months
                                          ended September 30,    ended September 30,
                                         --------------------   --------------------
                                            1994        1993       1994        1993
                                         --------    --------   --------    --------
                                          (Dollars in thousands, except per share)
INTEREST INCOME
  Loans ................................ $  3,838    $  3,784   $ 11,016    $ 11,644
  Investment securities ................    2,048       1,505      5,910       4,893
  Federal funds sold ...................       11          32         72          93
  Other interest income ................        6           4         48          12
                                         --------    --------   --------    --------
        Total interest income ..........    5,903       5,325     17,046      16,642
INTEREST EXPENSE
  Deposits .............................    1,766       1,877      5,186       5,878
  Securities sold under agreements to
    repurchase .........................      778         517      2,359       1,217
  Other short-term borrowings ..........       12           6         28          19
  Federal funds purchased ..............       44         -           44         -
  FHLB advances ........................      425         -          911         -
  Long-term debt .......................       24          24         71          71
                                         --------    --------   --------    --------
        Total interest expense .........    3,049       2,424      8,599       7,185
                                         --------    --------   --------    --------
        Net interest income ............    2,854       2,901      8,447       9,457
Provision for loan losses ..............      455         100        605         330
                                         --------    --------   --------    --------
        Net interest income after
          provision for loan losses ....    2,399       2,801      7,842       9,127
NONINTEREST INCOME
  Service charges and fees .............      397         435      1,191       1,283
  Investment securities gains (losses) .   (7,055)        147     (7,055)        184
  Loan sales and loan servicing income .      101         284        371         600
  Other ................................       66          43        418         152
                                         --------    --------   --------    --------
        Total noninterest income .......   (6,491)        909     (5,075)      2,219
NONINTEREST EXPENSE
  Personnel expense ....................    3,728       1,636      7,168       4,804
  Occupancy ............................      317         331        961       1,065
  Equipment ............................      194         225        634         673
  Litigation settlement expense ........      -            52        -            52
  Professional fees ....................      274         364      1,031       1,261
  Net operating expense of
    foreclosed property ................      173          74        196         167
  Communications and supplies ..........      260         286        779         774
  Data processing ......................      235         229        706         682
  Other ................................      425         209      1,137         927
                                         --------    --------   --------    --------
        Total noninterest expense ......    5,606       3,406     12,612      10,405
                                         --------    --------   --------    --------
        Net income (loss) before
          taxes ........................   (9,698)        304     (9,845)        941
Income tax expense (benefit) ...........   (9,209)        -       (9,209)        -
                                         --------    --------   --------    --------
        Net income (loss) .............. $   (489)   $    304   $   (636)   $    941
                                         ========    ========   ========    ========
PER SHARE
  Net income (loss) .................... $   (.01)   $    .01   $   (.02)   $    .04
                                         ========    ========   ========    ========
  Weighted average common shares and
    common share equivalents outstanding   36,324      23,379     27,808      23,285
                                         ========    ========   ========    ========






               See Notes to Consolidated Financial Statements.