Form 10-K405
BANCTEXAS GROUP INC
filed 1995-03-30
CIK 310979

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549

                        -------------------------
                                FORM 10-K
(Mark one)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994
                                   OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  0-8937

                          BancTEXAS Group Inc.
       (Exact name of registrant as specified in its charter)

            Delaware                             75-1604965
 (State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)          Identification  Number)

    8820 Westheimer Road
      P.O. Box 630369
       Houston, Texas                            77263-0369
(Address of principal executive offices)         (Zip Code)
                            (713) 781-7171
       (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:
                                                               Name of each exchange on
          Title of class                                           which registered
          --------------                                           ----------------
Common Stock, $.01 Par Value Per Share                         New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:  None

                        -------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price of the Common Stock on the New York Stock Exchange on March 13, 1995, was $23,200,903. For purposes of this computation, officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers or 5% beneficial owners are, in fact, affiliates of the registrant.

As of March 13, 1995, 20,654,025 shares of the registrant's Common Stock, $.01 par value and 37,500,000 shares of the registrant's Class B Common Stock, $.01 par value, were outstanding. Documents incorporated by reference: Portions of the Annual Report to Stockholders for the year ended December 31, 1994 are incorporated by reference into Part I and II of this report. Portions of the Definitive Proxy Statement for the Annual Meeting of Stockholders of the registrant, to be held May 18, 1995 are incorporated by reference into Part III of this Report.

===============================================================================

                                    PART I

Item 1.  Business

General

    BancTEXAS Group Inc., a bank holding company headquartered in Houston, Texas (herein BancTEXAS or the Company), was organized as a Delaware corporation in 1978. The Company's executive office is located at 8820 Westheimer Road, Houston, Texas. The principal function of the Company is to assist the management of its banking subsidiary, BankTEXAS N.A. (herein the Bank) in asset and liability management, planning, operating policies and procedures, loan participation, personnel management, internal audit and control procedures, loan review and regulatory compliance. The Bank operates under the day-to-day management of its own officers with guidance from BancTEXAS.

    At December 31, 1994, BancTEXAS had, on a consolidated basis, approximately $331.8 million in total assets, $203.3 million in total loans, net of unearned discount, $241.6 million in total deposits, and $39.7 million in total stockholders' equity.

    The Bank is headquartered at 8820 Westheimer Road, Houston, Texas. Through its six offices located in Houston, Dallas, McKinney and Irving, Texas, the Bank offers a broad range of commercial and personal banking services including certificates of deposit accounts, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. The Bank also offers various types of loans to its customers, which include commercial and industrial, commercial and residential real estate, real estate construction and development, and consumer and installment loans. In addition, the Bank makes available to its customers other financial services, which include automatic teller machines, credit-related insurance and safe deposit boxes.

    On August 31, 1994, BancTEXAS issued and sold 37,500,000 shares of Class B common stock (the "Class B Stock") in exchange for $30 million cash in a private placement. The purchaser of the Class B Stock was First Banks, Inc. ("First Banks") a multi-bank holding company headquartered in St. Louis, Missouri. As a result of this transaction, First Banks became the owner of approximately 65.4% of the outstanding voting stock of BancTEXAS as of August 31, 1994. The Class B Stock is generally equivalent to the Company's publicly-held common stock (herein after referred to as "Common Stock") except that it is not registered with the Securities and Exchange Commission, not listed on any exchange and, with limited exceptions, it is not transferable, other than to an affiliate of First Banks. In the event BancTEXAS were to commence the payment of dividends to its shareholders, the Class B Stock would receive dividends only to the extent that the dividends on the Common Stock exceed $.03 per share annually. The terms of the Class B Stock allow First Banks to purchase additional shares of Class B Stock if a sufficient number of additional shares of Common Stock are issued to cause its ownership to fall below 55%, at prices to be determined based on a formula related to the book value per share of Common Stock. The Class B Stock is convertible into Common Stock at any time after August 31, 1999 at the option of First Banks.

    For a description of the general business of BancTEXAS during the past year, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - General" on page 4 of the BancTEXAS 1994 Annual Report to Stockholders, which is incorporated herein by reference.

Supervision and Regulation

    The following discussion of statutes and regulations affecting bank holding companies and banks is only a summary and does not purport to be complete. This discussion is qualified in its entirety by reference to such statutes and regulations.

BancTEXAS and the Bank

    BancTEXAS is a registered bank holding company pursuant to the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act") and, as such, is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). It is required to file with the Federal Reserve Board annual reports and other information regarding its business operations and those of its subsidiaries and affiliates, including First Banks. The Federal Reserve Board has asserted the authority under the Bank Holding Company Act to require a bank holding company, such as BancTEXAS, to provide capital to an undercapitalized subsidiary bank, and legislation enacted in 1991 contains provisions having a similar effect. Furthermore, the Bank Holding Company Act and the regulations thereunder limit acquisitions by a bank holding company of 5% or more of the voting shares of additional banks and companies in other businesses, and often require prior regulatory approval for those acquisitions which are permitted. A bank holding company is generally prohibited from acquiring any company unless its business is determined by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto.

    BancTEXAS is also subject to periodic examinations conducted to determine its compliance with applicable statutes and regulations, its financial condition, and other aspects of its operations.

    The Federal Reserve Act imposes restrictions on loans and other transactions between the Bank and BancTEXAS or any of BancTEXAS' other subsidiaries and affiliates, including First Banks. These restrictions require, among other things, that all transactions between the Bank and the Company or its nonbank subsidiaries be on substantially similar terms as comparable transactions between the Bank and nonaffiliated enterprises. BancTEXAS is also subject to certain restrictions with respect to engaging in the securities business and in businesses not deemed "closely related" to banking.

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

    The enactment of two recent federal statutes, the Financial
Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the Federal Deposit Insurance Corporation Improvement Act of 1991
("FDICIA"), has significantly affected the banking industry generally and will have an ongoing effect on both BancTEXAS and the Bank in the foreseeable future.

    FIRREA restructured both the deposit insurance system and the regulation of savings institutions, and it contains numerous provisions affecting banks. This legislation also includes several provisions that relate to bank holding companies including those described herein and numerous other provisions. Among the more significant changes, the Bank Insurance Fund of the FDIC was established to insure bank deposits, and the FDIC has increased the premiums which were paid by banks. FIRREA also provides for cross-guarantees for commonly controlled banks and thrifts.
If the FDIC incurs a loss in connection with the default of an insured bank or thrift, any other commonly controlled depository institution may be required to reimburse the FDIC for the loss. Other important changes in banking law and regulation made by FIRREA include enhanced supervisory and enforcement powers for the federal banking regulatory agencies, creation of the Resolution Trust Corporation to dispose of failed savings institutions and their assets, and broadened authority for bank holding companies to acquire savings institutions.

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

    FDICIA also provided for numerous other regulatory changes, including expanded roles for audit committees and independent auditors, particularly in larger financial institutions; additional regulatory reporting; consumer low- and moderate-income lending and deposit programs; and periodic review and updating of applicable standards. In addition, the FDIC was granted new authority to adopt minimum standards for various aspects of the operations of depository institutions.

Regulations Governing Capital

    Both BancTEXAS and the Bank are subject to risk-based and leverage capital requirements, which are administered by the Federal Reserve Board and the OCC.

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources" on page 18 of BancTEXAS' 1994 Annual Report to Stockholders, which is incorporated herein by reference.

FDIC Insurance Premiums

    The Bank and the industry as a whole are subject to FDIC deposit insurance premiums which have increased in recent years. Effective July 1, 1991, the FDIC increased deposit insurance premiums to 23 cents per $100 of deposits from 19.5 cents in the first half of 1991, 12.0 cents in 1990 and
8.3 cents prior thereto. Under FIRREA, the FDIC is authorized to charge varying premiums to different categories of banks depending on risk assessment factors (particularly capital ratios) and to set the annual premiums for depository institutions as high as determined necessary to assure stability of the insurance fund, thus eliminating the maximum annual increase of 7.5 cents and the prior overall cap of 32.5 cents per $100 of deposits. The premium paid by the Bank, which was 29 cents per $100 in deposits in 1994, is subject to periodic adjustments arising from the overall condition of the Bank Insurance Fund and the capital and regulatory positions of the Bank.

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

    Proposals to revise the Community Reinvestment Act ("CRA"), which imposes requirements on insured financial institutions with respect to lending to members of low- and moderate-income groups within their respective service areas, are likely to be a focal point of both legislative and regulatory attention in the next few years. The Clinton Administration has requested that the four bank and thrift regulatory agencies adopt new requirements, and proposed new rules have been published for comment by the four agencies. Although it is not possible to predict the exact form of the changes which may be made, these changes may impede or change the process by which an institution such as the Bank is able to grow through acquisition and/or opening new branch offices, and they could also affect any possible acquisition by BancTEXAS and the Bank.

Interstate Banking

    BancTEXAS has had the legal authority for several years to acquire or establish banks in states other than Texas. However, the Company's financial condition prior to the 1994 private placement has precluded such acquisitions, and the laws of many other states would not have permitted the transactions. Federal legislation enacted in 1994 has significantly expanded the potential scope of regional and nationwide banking by bank holding companies and banks. Beginning in September 1995, bank holding companies will have the right to expand, by acquiring existing banks, into states which have heretofore restricted entry. In addition, the legislation provides that, subject to future action by individual states, a holding company will have the right, commencing in 1997, to convert the banks which it owns in different states to branches of a single bank. A state is permitted to "opt out" of the law which will permit conversion of separate banks to branches, but not that allowing holding companies from other states to enter the state. The federal legislation also establishes limits on acquisitions by large banking organizations, providing that no acquisition may be undertaken if it would result in the entity's having deposits exceeding either 10% of all bank deposits in the United States or 30% of the bank deposits in the state in which the acquisition would occur.

    BancTEXAS' acquisition efforts have historically been limited to Texas banking organizations, but the purchase prices for such organizations have increased significantly in the past several years. Management and the Board of Directors have recently decided to consider acquisition prospects in other geographic areas, where potential purchase prices may be lower than in Texas.

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

Environmental Laws

   Many federal, state and local governmental authorities have enacted or adopted provisions regulating the discharge of materials into the environment and otherwise relating to the protection of the environment.
In this regard, under the Comprehensive Environmental Response Compensation and Liability Act and under other laws enacted by various states and other governmental authorities, the costs of the clean-up of hazardous substances can be recovered. These laws have greatly expanded the potential liability of banks for hazardous waste clean-up costs. Management evaluates the potential liability of the Bank when considering a loan and before any action is taken to foreclose on a property. The Bank believes that it has not violated any provisions regulating the discharge of materials into the environment, and no capital expenditures are planned for environmental control facilities. Neither BancTEXAS nor the Bank has been notified that it is liable for any hazardous substance clean-up costs.

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

Other Regulations

    In addition to the foregoing requirements, the OCC and the other federal bank regulatory agencies have very broad authority in supervising numerous aspects of the business of both BancTEXAS and the Bank. If BancTEXAS or the Bank were to become unable to meet applicable capital requirements or the requirements of other regulations, one or more of the federal bank regulatory agencies would have the authority to take additional supervisory actions or impose sanctions or operational and reporting requirements, some of which could adversely affect the ability of BancTEXAS and the Bank to operate profitably.

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

The Texas Economy and Banking Industry

    The banking industry in Texas and the Company are affected by general economic conditions at the federal and state levels and in the localities in which operations are conducted; these general conditions include changes in prevailing rates of interest, inflation and unemployment as well as business trends and numerous other factors beyond the Company's control. The Texas banking industry has undergone a series of significant changes in the past several years, during which the Texas economy declined and the conditions of some industries--particularly the energy and real estate industries-- severely deteriorated, ultimately affecting large numbers of banks and savings institutions in the state, including BancTEXAS and its subsidiary banks. These changes were responsible in part for the entry into Texas of large banking and thrift organizations headquartered in other regions of the United States and contraction in the number of banking organizations based in the state, following both federally-assisted takeovers and private acquisitions. As the Texas economy improved beginning in the early 1990's, the trend toward consolidations and mergers within the financial services industry has continued and accelerated.

    BancTEXAS' business and operating results will continue to be affected by changes in national economic conditions and by factors having a particular impact on the Texas economy or that of the localities in which its banking operations are conducted.

Competition

    The Company and the Bank operate in an environment that has become increasingly competitive in recent years. In the past few years other financial institutions not subject to the same regulatory restrictions as banks have begun to compete more vigorously for a share of the market. In Texas, thrift institutions have been allowed to establish statewide branch offices to take deposits, while banks were not granted the ability to establish branch offices until 1988. In the past five years, large bank holding companies headquartered outside of Texas have acquired the assets of numerous sizable Texas banks and thrifts, sometimes with financial assistance from the FDIC. The Company believes that the additional capital provided through the private placement of Class B Stock, and the resources available to it through First Banks will improve its ability to compete effectively in its markets. However, the competing institutions still have numerous advantages, including but not limited to substantially larger capital resources.

    The Bank competes actively in the Houston, Dallas, Irving and McKinney markets with other commercial banks located in Texas, and Texas-based offices of major money market center banks for various types of deposits, loans, and other financial services. In addition, in the conduct of certain aspects of its banking business, the Bank competes with insurance companies, savings and loan associations, credit unions, captive finance companies owned by motor vehicle manufacturers, leasing companies, mortgage companies, certain governmental agencies and other financial services companies. Many of the banks and other financial institutions with which the Bank competes have capital resources and legal loan limits substantially in excess of the capital resources and legal loan limits of the Bank.

Employment

    On March 15, 1995, the Company and the Bank employed 119 persons, none of whom are covered by a collective bargaining agreement. The Company and the Bank consider their respective employee relations to be good.

Item 2.  Properties

    The Company has conducted its business from leased offices located at 13747 Montfort Drive, Dallas, Texas which contain approximately 16,000 square feet. Effective January 2, 1995, BancTEXAS relocated its administrative offices to the headquarters of the Bank, 8820 Westheimer Road, Houston, Texas. The space previously occupied by the Company has been vacated and, as of the date of this Report, the Company is seeking to either terminate its lease or arrange a suitable sublease of the space. The Bank occupies six branch locations. The Bank owns four banking facilities.

                                        Approximate            Space Occupied
    Location                            Square Feet             by the Bank
    --------                            -----------             -----------
    321 N. Central Expressway              51,200                 10,800
    McKinney, Texas

    2010 N. Main Street                    17,100                 17,100
    Houston, Texas

    2101 Gateway Drive                      7,800                  7,800
    Irving, Texas

    8820 Westheimer Road                   30,400                 30,400
    Houston, Texas

    The Bank leases its two remaining locations, the Allen Parkway Branch in the City of Houston in a multistory office building at 2929 Allen Parkway where it occupies 4,900 square feet and a free-standing building containing approximately 5,600 square feet located at 9605 Abrams Road in the City of Dallas. The Bank leases additional tracts of land used for parking and drive-in facilities. The Company believes that these premises are adequate for its present operations.

    Aggregate annual rental payments, net of rental income received by BancTEXAS and the Bank, for all premises during the fiscal year ended December 31, 1994 was $146,000.

Item 3.  Legal Proceedings

    As described in note 18 to the consolidated financial statements contained in BancTEXAS Group Inc.'s 1994 Annual Report to Stockholders, which is incorporated herein by reference, there are various claims and pending actions against BancTEXAS and the Bank. Many of such actions, are routine and incidental to their businesses, including a number of lender liability claims filed against the Bank in defense of suits brought by the Bank to collect loans and otherwise enforce their rights under loan documents. Nevertheless, it is the opinion of management of BancTEXAS that the ultimate liability, if any, resulting from such claims and pending actions will not have a material adverse effect on the financial position, results of operations or liquidity of BancTEXAS.

Item 4.  Submission of Matters to a Vote of Security Holders
         None.

                                 PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder
         Matters

Market Information

    BancTEXAS has two classes of common stock. The Company's Common Stock, par value $.01 per share, is listed on the New York Stock Exchange ("NYSE") under the symbol "BTX". The Class B Stock, par value $.01 per share, was issued and sold on August 31, 1994 in a private placement. The Class B Stock is not registered with the Securities and Exchange Commission nor listed on any exchange. See "Item 1, BUSINESS--General". Continued listing of the Company's Common Stock on the NYSE is subject, among other things, to the financial eligibility and distribution requirements of the NYSE. Set forth below are the closing high and low sale prices for the Company's Common Stock on the NYSE as reported by the NYSE Composite Transactions Tape during the calendar periods indicated. These prices are in dollars and are recorded to the nearest 1/8.

                                                        High               Low
                                                        ----               ---
               1993:
                  1st Quarter                         $ 2 7/8            $ 1 3/4
                  2nd Quarter                           2 1/2              1 7/8
                  3rd Quarter                               2              1 1/2
                  4th Quarter                           1 3/4              1 1/4

               1994:
                  1st Quarter                           1 3/4              1 3/8
                  2nd Quarter                           1 1/2              1 1/4
                  3rd Quarter                           1 3/8                  1
                  4th Quarter                           1 1/8                7/8

               1995:
                  January 1, 1995 to March 13, 1995     1 1/8                  1

Stockholders

    There were approximately 6,090 holders of record of the Company's Common Stock as of March 1, 1995. This number does not include individual participants in security position listings such as those held by clearing agencies.

Dividends

    The Board of Directors of BancTEXAS has suspended the payment of dividends on its Common Stock indefinitely. As a bank holding company, the ability of BancTEXAS to pay dividends is limited by regulatory requirements and by the receipt of dividend payments from the Bank. The Bank has been prevented from paying dividends due to the inadequacy of earnings in recent years and a deficiency in retained earnings. As a result of the quasi-reorganization effected in 1994, the Company and the Bank have eliminated this deficiency in retained earnings. In the event BancTEXAS were to commence the payment of dividends to its shareholders, the Class B Stock would receive dividends only to the extent that dividends on the Common Stock exceed $.03 per share annually.

Item 6.  Selected Financial Data

    The information required by this item is incorporated herein by reference from page 3 of the BancTEXAS 1994 Annual Report to Stockholders under the caption "Selected Consolidated and Other Financial Data."

Item 7. Management's Discussion and Analysis of Financial Condition and Results Of Operations

    The information required by this item is incorporated herein by reference from pages 4 through 22 of the BancTEXAS 1994 Annual Report to Stockholders under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 8.  Financial Statements and Supplementary Data

    The information required by this item with regard to the consolidated financial statements of BancTEXAS is incorporated herein by reference from pages 24 through 58 of BancTEXAS' 1994 Annual Report to Stockholders under the captions "Independent Auditors' Report," "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Changes in Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Quarterly Consolidated Statements of Operations." The Independent Auditors' Report of Deloitte & Touche LLP on the consolidated financial statements of BancTEXAS Group Inc. and subsidiaries for 1993 and 1992 is included herein.

                      Independent Auditors' Report
                      ----------------------------



To the Board of Directors and Stockholders of BancTEXAS Group Inc.
Dallas, Texas

    We have audited the consolidated balance sheet of BancTEXAS Group Inc.
and subsidiaries (the "Company") as of December 31, 1993, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the two years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BancTEXAS Group Inc. and subsidiaries as of December 31, 1993, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

    During 1993 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."



/s/ Deloitte & Touche LLP

Deloitte & Touche LLP

March 18, 1994
Dallas, Texas

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

    Effective September 23, 1994, the Board of Directors appointed KPMG Peat Marwick LLP as the Independent Certified Public Accountants for BancTEXAS, replacing Deloitte & Touche LLP. There were no disagreements with the predecessor auditors to be reported. This change was reported in Form 8-K filed on September 27, 1994.

                                PART III

Item 10. Directors and Executive Officers of the Registrant

    Information concerning directors and executive officers of BancTEXAS is set forth under the caption Election of Directors in the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 1995 (the "1995 Proxy Statement"), and such information is incorporated by reference into this Report. Disclosure regarding delinquent filings pursuant to Item 405 of Regulation S-K is set forth in the 1995 Proxy Statement under the caption "Compliance with Section 16(a) of the Exchange Act." Except as indicated in the response to this Item and in the responses to Items 11-13 below, the 1995 Proxy Statement is not being filed as a part of this Report.

Item 11. Executive Compensation

    Information regarding executive compensation is set forth under the caption "EXECUTIVE COMPENSATION" in the 1995 Proxy Statement, and such information is incorporated by reference into this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

    Information regarding security ownership of certain beneficial owners and management is contained in the 1995 Proxy Statement under the caption "VOTING SECURITIES AND PRINCIPAL STOCKHOLDERS--Security Ownership of Management and of Controlling Stockholders"; such information is incorporated by reference into this Report.

Item 13. Certain Relationships and Related Transactions

    Information concerning certain relationships and transactions of management is set forth under the caption "Certain Relationships and Related Transactions" in the 1995 Proxy Statement, and such information is incorporated by reference in this Report.

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

              3.  Exhibits:   The exhibits are listed in the index of exhibits
required by Item 601 of Regulation S-K at Item (c) below and are incorporated herein by reference.

         (b)   Reports on Form 8-K

      No reports on Form 8-K were filed for the three months ended December 31, 1994.

         (c) The index of required exhibits is included beginning on page 12 of this report.

                                     SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       BancTEXAS Group Inc.

                                       By /s/ James F. Dierberg
                                         ---------------------------------
                                          Chairman of the Board,
                                          President and Chief Executive Officer
                                          March 17, 1995


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the date indicated.

           Signatures                           Title                      Date
           ----------                           -----                      ----
/s/ James F. Dierberg                          Director                March 17, 1995
------------------------------------
James F. Dierberg

/s/ Allen H. Blake                             Director                March 17, 1995
------------------------------------
Allen H. Blake

/s/ /Charles A. Crocco, Jr.                    Director                March 17, 1995
------------------------------------
Charles A. Crocco, Jr.

/s/ Edward T. Story, Jr.                       Director                March 17, 1995
------------------------------------
Edward T. Story, Jr.

/s/ Mark T. Turkcan                            Director                March 17, 1995
------------------------------------
Mark T. Turkcan


                           INDEX TO EXHIBITS


 Exhibit No.                           Description
 -----------                           -----------

 3 (a) Restated Certificate of Incorporation of the Company dated as of and filed August 30, 1994 -- filed herewith.

 3 (b)         Amended and Restated Bylaws of the Company (as amended August 31,
               1994) -- filed herewith.

 4 (a)         Indenture, dated as of May 15, 1981, among CSWI International
               Finance N.V., the Company and Bankers Trust Company (will be filed upon request pursuant to Item 601(b)(4)(iii) of Regulation S-K).

 4 (b)         Specimen Stock Certificate for Common Stock (filed as Exhibit 1.01 to the Company's Amendment No. 1 to Form 8-A on Form 8, dated September 4,
               1987, and incorporated herein by reference).

10 (a)<F*>     BancTEXAS Group Inc. 1990 Stock Option Plan (as amended July 22, 1993)
               (filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for
               the quarter ended June 30, 1993, and incorporated herein by reference).

10 (b)         Agreement Concerning Subsidiary Banks dated as of November 30, 1990, executed by and between the Federal Deposit Insurance Corporation and the
               Company (filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K
               for the year ended December 31, 1990, and incorporated herein by reference).

10 (c)         Agreement Concerning Warrants dated as of November 30, 1990, executed by and between the Federal Deposit Insurance Corporation and the Company
               (filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the
               year ended December 31, 1990, and incorporated herein by reference).

10 (d)<F*>     BancTEXAS Group Inc. Directors' Retirement Plan dated March 18, 1993 (filed as Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the
               quarter ended March 31, 1993 and incorporated herein by reference).

10 (e)<F*>     Deferred Compensation Agreement with Nathan C. Collins dated April 22, 1993
               (filed as Exhibit 10(j) to the Company's Quarterly Report of Form 10-Q for
               the quarter ended March 31, 1993 and incorporated herein by reference).

10 (f)<F*>     1993 Directors' Stock Bonus Plan (filed as Exhibit 10(k) to the Company's
               Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

10 (g)         Stock Purchase and Operating Agreement by and between First Banks, Inc., a
               Missouri Corporation and the Company, dated May 19, 1994 (filed as Exhibit
               10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended
               June 30, 1994 and incorporated herein by reference).

10 (h)<F*>     Management Agreement by and between First Banks, Inc. and the Company's subsidiary BankTEXAS N.A., dated November 17, 1994 -- filed herewith.

10 (i)<F*>     Data Processing Agreement by and between First Banks, Inc. and the
               Company's subsidiary BankTEXAS N.A., dated December 1, 1994 -- filed herewith.


                                  INDEX TO EXHIBITS (Continued)


 Exhibit No.                           Description
 -----------                           -----------

10 (j)<F*>     Financial Management Policy by and between First Banks, Inc. and the
               Company, dated September 15, 1994 -- filed herewith.

10 (k)<F*>     Federal Funds Agency Agreement by and between First Banks, Inc. and the
               Company, dated September 15, 1994 -- filed herewith.

10 (l)<F*>     Funds Management Policy by and between First Banks, Inc. and BancTEXAS,
               N.A., dated September 15, 1994 -- filed herewith.

10 (m)<F*>     Senior Manager Employment Agreement between the Company and David F. Weaver dated December 22, 1993 filed herewith.

11             Computation of Earnings (Loss) per share -- filed herewith.

13             1994 Annual Report to Stockholders -- filed herewith.

21             Subsidiaries of the Company -- filed herewith.

23 (a)         Consent of KPMG Peat Marwick LLP

23 (b)         Consent of Deloitte & Touche LLP

27             Financial Data Schedule

--------------------
<F*> Exhibits designated by an asterisk in this Index to Exhibits relate to management contracts and/or compensatory plans or arrangements.