Form 10-K405/A
period 1994-12-31
BANCTEXAS GROUP INC
filed 1995-04-28
CIK 310979

        UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549
                     --------------------

                         FORM 10-K/A
(Mark one)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1994
OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER:  0-8937

                     BancTEXAS GROUP INC.
   (Exact name of registrant as specified in its charter)

                DELAWARE                                75-1604965
(State or other jurisdiction of incorporation        (I.R.S. Employer
             or organization)                     Identification Number)

          8820 WESTHEIMER ROAD
            P. O. BOX 630369
             HOUSTON, TEXAS                             77263-0369
(Address of principal executive offices)                (Zip Code)


                         (713) 781-7171
      (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
           Title of class                                 which registered
           --------------                                 ----------------
COMMON STOCK, $.01 PAR VALUE PER SHARE                 NEW YORK STOCK EXCHANGE


Securities registered pursuant to Section 12(g) of the Act:  None

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

Documents incorporated by reference: Portions of the Annual Report to Stockholders for the year ended December 31, 1994 are incorporated by reference into Parts I and II of this report.

===============================================================================

     BancTexas Group Inc. (the "Company" or "BancTEXAS") previously filed its Annual Report on Form 10-K for the year ended December 31, 1994 and included in Part III thereof responses based upon the expectation that a proxy statement for an annual meeting of stockholders, then tentatively scheduled to occur on May 18, 1995, would be filed on or before April 30, 1995. However, the date for the annual meeting has not yet been set, and the Company is filing this Form 10-K/A to amend Part III of the Form 10-K, in accordance with General Instruction G.(3) to Form 10-K.

                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ACQUISITION OF CONTROL BY FIRST BANKS

     On August 31, 1994, BancTEXAS completed a private placement transaction in which First Banks, Inc., a bank holding company based in Missouri ("First Banks"), acquired 37,500,000 shares of Class B Common Stock for an aggregate purchase price of $30,000,000. First Banks thereby acquired the power to vote approximately 65% of all outstanding voting stock of the Company.

     The transaction with First Banks was completed pursuant to the terms of a Stock Purchase and Operating Agreement dated May 19, 1994 (the "Agreement") and following approval by the Company's stockholders at the 1994 Annual Meeting of Stockholders, which was held on August 18, 1994, and also following the receipt of necessary regulatory approvals. Immediately following the consummation of the transaction with First Banks, three directors resigned from the Board of Directors of BancTEXAS, in accordance with the terms of the Agreement, and Messrs. James F. Dierberg, Allen H. Blake and Mark T. Turkcan were appointed to fill the vacancies created by such resignations. Effective January 2, 1995 Nathan C. Collins, who had served since 1987 as Chairman of the Board, President and Chief Executive Officer of the Company, resigned from those positions and was succeeded by Mr. Dierberg. The vacancy on the Board of Directors created by Mr. Collins' resignation as a director has not yet been filled.

BOARD OF DIRECTORS

     As of April 21, 1995 the Board of Directors consisted of five members, who are identified in the table on the following page. Each of the directors was elected or appointed to serve a one-year term and until his successor has been duly qualified for office.


                                        DIRECTOR OF       PRINCIPAL OCCUPATION DURING LAST
                                         BancTEXAS          FIVE YEARS AND DIRECTORSHIPS
      NAME                      AGE        SINCE                 OF PUBLIC COMPANIES
      ----                      ---        -----          --------------------------------
Allen H. Blake                  52         1994      Chief Financial Officer since September, 1994
                                                     and Secretary of BancTEXAS since December, 1994;
                                                     Senior Vice President of First Banks since 1992;
                                                     Secretary and Director of First Banks since
                                                     1988; joined First Banks as Vice President and
                                                     Chief Financial Officer in 1984.

Charles A. Crocco, Jr. <F1>     56         1988      Partner in the law firm of Crocco & De Maio,
                                                     P.C., New York City since 1968; director of The
                                                     Hallwood Group Incorporated (merchant banking)
                                                     since January 1981; director of Showbiz Pizza
                                                     Time, Inc. since January 1988.

James F. Dierberg               57         1994      Chairman of the Board of Directors, Chief
                                                     Executive Officer and President of BancTEXAS
                                                     since January 2, 1995; Chairman of the Board and
                                                     Chief Executive Officer of First Banks since
                                                     1988; director of First Banks since 1979;
                                                     President of First Banks, 1979-1992 and May 1994-present.

Edward T. Story, Jr. <F1>       51         1987      President and Chief Executive Officer of SOCO
                                                     International, Inc., a subsidiary of Snyder Oil
                                                     Corporation, engaged in international oil and
                                                     gas operations, since August 1991; from August
                                                     1990 until August 1991, Chairman of Thaitex
                                                     Petroleum Company; from August 1981 to August
                                                     1990 Vice Chairman and Chief Financial Officer
                                                     of Conquest Exploration Company; director of
                                                     Hi-Lo Automotive, Inc. since 1987; director of
                                                     Territorial Resources, Inc. since 1992; director
                                                     of Command Petroleum Limited since 1993;
                                                     director of Holland Sea Search Holding N.V.
                                                     since 1993.

Mark T. Turkcan                 39         1994      Senior Vice President (Retail Banking), First
                                                     Banks, since 1994; Vice President (Mortgage
                                                     Banking), First Banks since 1990; joined First
                                                     Banks when Clayton Savings and Loan Association,
                                                     St. Louis, Missouri (now First Bank A Savings
                                                     Bank) for whom Mr. Turkcan was employed in
                                                     various capacities since 1985, was acquired by
                                                     First Banks in 1990.



- ------------------------

<F1> Member of the Audit Committee.

EXECUTIVE OFFICERS

     The executive officers of the Company as of April 21, 1995 were as follows:


     NAME          AGE                    OFFICE(S) HELD
     ----          ---                    --------------
James F. Dierberg  57    Chairman of the Board, Chief Executive Officer and
                         President.

Allen H. Blake     52    Chief Financial Officer and Secretary.

David F. Weaver    47    Executive Vice President of BancTEXAS since January, 1995;
                         Chairman of the Board, Chief Executive Officer and President
                         of BankTEXAS N.A. since December, 1994; President of
                         BankTEXAS Houston N.A. from 1988 until the bank became a
                         part of BankTEXAS N.A. as a result of merger.

Jerry V. Garrett   54    Senior Vice President (Consumer Lending), BankTEXAS N.A.
                         since 1988.

     The executive officers were each elected by the Board of Directors to the office indicated. There is no family relationship between any of the nominees for director, directors or executive officers of BancTEXAS or its subsidiaries.

ITEM 11.  EXECUTIVE COMPENSATION

     The table on the following page sets forth certain information regarding compensation earned during the year ended December 31, 1994, and specified information with respect to the two preceding years, by the chief executive officer, Mr. Collins, and two of the other most highly compensated executive officers of BancTEXAS, as determined based upon salary and bonus earned during 1994. Mr. Collins resigned from his positions with BancTEXAS effective January 2, 1995; Mr. Braucher resigned from his positions effective November 30, 1994.

     James F. Dierberg became the Chief Executive Officer and President of the Company on January 2, 1995, and Allen H. Blake became the Company's Chief Financial Officer on September 30, 1994, and the Secretary on December 1, 1994. Neither Mr. Dierberg nor Mr. Blake receives any compensation directly from either the Company or the Bank. The Company and BankTEXAS N.A., its wholly-owned indirect banking subsidiary (the "Bank"), have entered into various contracts with First Banks, of which Messrs. Dierberg and Blake are directors and executive officers, pursuant to which services are provided to the Company and the Bank (see "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" for additional information regarding contracts with First Banks).

     No information is included in the table with respect to other executive officers whose combined salary and bonus did not exceed
$100,000 in any year covered by the table.

                  SUMMARY COMPENSATION TABLE FOR YEAR ENDED DECEMBER 31, 1994

                                                                                 Long-Term Compensation
                                                                                 ----------------------
                   Annual Compensation                                           Awards                    Payouts
                   -------------------------------------------      ----------------------------------------------
Name and           Year      Salary      Bonus       Other          Restricted          Securities         LTIP        All Other
Principal                     ($)         ($)        Annual         Stock Award(s)      underlying         Payouts     Compensation
Position                                          Compensation          ($)             Options/SARs         ($)         ($)<F2>
                                                    ($)<F1>                                 (#)
- --------------------------------------------------------------      ---------------------------------------------------------------

Nathan C.          1994     200,000       -0-         N/A              none                none             none         500,750
Collins
Chairman of        1993     250,000       -0-         N/A              none                none             none         899
the Board,
President &        1992     250,000      23,200       N/A              none                none             none         1,000
Chief
Executive
Officer

David F.           1994     107,500       -0-         N/A              none                none             none         538
Weaver,
Executive          1993     107,500       -0-         N/A              none                none             none         840
Vice
President;         1992     107,500      10,750       N/A              none                none             none         2,942
Chairman of
the Board,
Chief
Executive
Officer and
President of
BankTEXAS
N.A.

Richard H.         1994     91,800        -0-         N/A              none                none             none         91,800
Braucher,
Senior Vice        1993     91,800        -0-         N/A              none                none             none         459
President,
Secretary &        1992     91,800       9,180        N/A              none                none             none         -0-
General
Counsel

<F1> The total of all other annual compensation for each of the named officers is less than the amount required to be reported, which is the lesser of (a) $50,000 or (b) ten percent (10%) of the total of the annual salary and bonus paid to that person.

<F2> Except as indicated in Note <F3>, all items reported are
     BancTEXAS' matching contributions to the 401(k) Plan for the year indicated except that in 1992, the total for Mr. Weaver is comprised of $1,592 as relocation assistance to cover mortgage rate differential and $1,350 as BancTEXAS's contribution to the 401(k) Plan.

<F3> Mr. Collins received a severance payment in the amount of
     $500,000 in January, 1995 resulting from the change in control of BancTEXAS which occurred in 1994. Mr. Braucher received a severance payment in the amount of $91,800, also resulting from the change in control.


STOCK OPTION EXERCISES AND VALUES

     The table on the following page indicates the number of options, if any, exercised by the named executive officers during the year ended December 31, 1994 and the number and value of options held as of December 31, 1994. BancTEXAS does not have any outstanding stock appreciation rights.

                                          AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                                                        AND YEAR-END VALUES

          Name            Shares Acquired on      Value Realized      Number of Securities         Value of Unexercised
                             Exercise (#)             ($)<F1>         Underlying Unexercised       In-the-Money
                                                                      Options at FY-End (#)        Options at FY-End
                                                                                                          ($) <F2>
                                                                      Exercisable/                 Exercisable/
                                                                      Unexercisable                Unexercisable
- ----------------------------------------------------------------------------------------------------------------------------
Nathan C. Collins             200,000               175,000.00        700,000 shares               $437,500.00
                                                                      exercisable

                                                                      none - unexercisable

David F. Weaver                 -0-                     -0-           50,000 shares                $ 31,250.00
                                                                      exercisable

                                                                      none - unexercisable

Richard H. Braucher             -0-                     -0-           75,000 shares exercisable    $ 46,875.00

                                                                      none - unexercisable

<F1> Value realized is before applicable taxes, based on the difference between exercise prices and closing prices on the dates of exercise.

<F2> Value is based upon the difference between exercise prices and the closing price of BancTEXAS Common Stock on December 30, 1994.

     BancTEXAS has omitted from this Report tables which would disclose information regarding stock options granted during 1994 and Long Term Incentive Plan awards. No options were granted in 1994, and BancTEXAS does not currently have any Long Term Incentive Plan.

DIRECTOR COMPENSATION

     During 1994, each director of BancTEXAS (excluding Mr. Collins, who was not paid separately for his services as a director, and Messrs. Blake, Dierberg and Turkcan, who do not receive any compensation from the Company) was paid $5,000 as an annual retainer and $750 for each meeting of the Board of Directors attended. In addition, the chairman of each committee was paid an annual retainer of $2,000 and each member of a committee was paid $500 for each committee meeting attended. Also, directors traveling more than 75 miles to attend a meeting were reimbursed for their actual travel expenses. The Company entered into a consulting agreement with Edward T. Story, Jr. in 1990 whereby he is, when requested by the Chairman of the Board, obligated to assist with certain capital formation projects. Mr. Story did not receive any compensation under the consulting agreement in 1994.

     During the first eight months of 1994, each director of BancTEXAS also served as director of BankTEXAS N.A., the company's wholly-owned banking subsidiary (the "Bank"). With the exception of Mr. Collins, who was not paid for his services as a director, each director of the Bank received an annual retainer of $2,500 from the Bank and $250 for each Board meeting attended. During the remainder of 1994, the Bank's Board of Directors consisted of persons who were not also directors of BancTEXAS (except for Mr. Collins, who continued to serve as a director of the Company until January, 1995 and of the Bank until November, 1994).

     The 1993 Directors' Stock Bonus Plan (the "Stock Bonus Plan") provides for annual grants of Common Stock to the non-employee directors of BancTEXAS. Directors' compensation of $67,000 was recorded relating to this plan for the year ended December 31, 1994. This amount represented the market value of the 37,500 shares granted under the Stock Bonus Plan as of the date of each grant.

     The Stock Bonus Plan is self-operative, and the timing, amounts, recipients and terms of individual grants are determined automatically.
On July 1 of each year, each non-employee director will automatically receive a grant of 7,500 shares of Common Stock. Future grants under the plan would apply equally to current directors and to any individual who becomes a director of BancTEXAS in the future. The maximum number of plan shares that may be issued shall not exceed 250,000 shares. The plan will expire on July 1, 2001.

     In 1993, BancTEXAS also adopted a noncontributory defined benefit pension plan (the "Directors' Retirement Plan") covering non-employee directors of the holding company. Under this plan, retirement benefits are primarily a function of years of service as a director. During 1994, coverage under the Directors' Retirement Plan was extended to include non-employee directors of the Bank. BancTEXAS recorded an expense of $65,000 to reflect the costs accrued in 1994 in connection with this plan.

     As noted above, the three directors who are also executive officers of First Banks (Messrs. Blake, Dierberg and Turkcan) do not receive any compensation for serving as directors (and, in the case of Messrs. Blake and Dierberg, as executive officers) of BancTEXAS, and, in that regard, they do not receive any benefits under the Stock Bonus Plan or the Directors' Retirement Plan discussed above. First Banks, of which Messrs. Dierberg, Blake and Turkcan are executive officers and Messrs. Dierberg and Blake are directors, provides various services to BancTEXAS and the Bank for which it is compensated, and a subsidiary of First Banks purchased certain mortgage-backed securities from BancTEXAS in 1994 (see "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     Until September 1994, the Board of Directors had a Compensation Committee composed of two Directors. The Board of Directors eliminated the Compensation Committee and the entire Board now performs responsibilities formerly assigned to that committee. Messrs. Dierberg and Blake are the only officers of BancTEXAS or its subsidiaries who participate as members of the Board of Directors in deliberations regarding executive officer compensation. As noted above, they do not receive any compensation from BancTEXAS for their services as officers and directors. First Banks, of which Messrs. Dierberg, Blake and Turkcan are executive officers and Messrs. Dierberg and Blake are directors, provides various services to BancTEXAS and the Bank for which it is compensated, and a subsidiary of First Banks purchased certain mortgage-backed securities from BancTEXAS in 1994 (see "ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

EMPLOYMENT AGREEMENTS

     Mr. Weaver is party to an employment agreement whereby he would be entitled to receive additional compensation in the event that, prior to August 31, 1995, he is terminated or he resigns after determining in good faith that a significant reduction or other adverse change has occurred in the nature or scope of his responsibilities, authorities or compensation. In such event, Mr. Weaver would receive a severance payment equal to one year's salary. The agreement is substantially similar to employment agreements between BancTEXAS and other management personnel which were first implemented in 1989 and extended through December 31, 1994.

EMPLOYEE BENEFIT PLANS

     BancTEXAS maintains various employee benefit plans. Directors are not eligible to participate in such plans except the 1990 Stock Option Plan and the 1993 Directors' Stock Bonus Plan unless they are also employees of BancTEXAS or one of its subsidiaries. Although Messrs. Blake and Dierberg are executive officers, they are not participants in any employee benefit plans of BancTEXAS.

     Pension Plan. The BancTEXAS Group Inc. and Subsidiaries' Employees Retirement Plan (the "Pension Plan") is a noncontributory, defined benefit plan for all eligible officers and employees of BancTEXAS and its subsidiaries. Benefits under the Pension Plan are based upon annual base salaries and years of service and are payable only upon retirement or disability and, in some instances, at death. An employee is eligible to participate in the Pension Plan after completing one year of employment if he or she was hired before attaining age 60, is at least 21 years of age and worked 1,000 hours or more in the first year of employment. A participant who has fulfilled the eligibility and tenure requirements will receive, upon reaching the normal retirement age of 65, monthly benefits based upon average monthly compensation during the five consecutive calendar years out of his or her last ten calendar years that provided the highest average compensation.

     During 1994, BancTEXAS discontinued the accumulation of benefits under the Pension Plan. While the Pension Plan will continue in existence and provide benefits which have been accumulated, no additional benefits will accrue to participants, and no new participants will become eligible for benefits thereunder.

     The following table sets forth, based upon certain assumptions, the approximate annual benefits payable under the Pension Plan at normal retirement age to persons retiring with the indicated average base salaries and years of credited service:




REMUNERATION <F1>                      YEARS OF CREDITED SERVICE <F2>
- -----------------                      ------------------------------
                           10          15         20          25         30         35

   $100,000            $14,700      $22,050    $29,400       [No additional credit after
   $150,000            $22,200      $33,300    $44,400              20 years]

- ------------------------
<F1> Compensation covered by the Pension Plan is equal to the salary shown in the Summary Compensation Table for each of the executive officers shown, except that Mr. Collins' compensation covered by the Pension Plan is limited to $150,000.00 (see footnote (3)).

<F2> Benefits shown are computed based on straight life annuities with a
     10-year guarantee and are not subject to deduction for social security, but are subject to withholding for federal income tax purposes.

<F3> Maximum annual retirement income of $118,800 is permitted under the
     Internal Revenue Code, as amended; the maximum compensation allowed for retirement benefit computations is $150,000.

     The amounts of current annual covered compensation and the credited years of service under the Pension Plan at December 31, 1994, for each of the executive officers of BancTEXAS named in the Summary Compensation
Table are as follows:

                                     1994
                                 COMPENSATION             CREDITED YEARS
                                COVERED BY THE            OF SERVICE AT
NAME OF INDIVIDUAL               PENSION PLAN           DECEMBER 31, 1994
- ------------------            -----------------       ---------------------

Nathan C. Collins                 $150,000                      7

David F. Weaver                    107,500                      7

Richard H. Braucher                 91,800                     16


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of April 21, 1995, certain information with respect to the beneficial ownership of Common Stock and Class B Common Stock by each person known to the Company to be the beneficial owner of more than five percent of the outstanding shares of either class of stock, by each director, by certain executive officers and by all executive officers and directors of BancTEXAS as a group:



                                                                  NUMBER OF
                                                                   SHARES
                                                                 AND NATURE
NAME OF                                                         OF BENEFICIAL           PERCENT OF
BENEFICIAL OWNER              RELATIONSHIP TO THE COMPANY       OWNERSHIP <F1>             CLASS
- ----------------              ---------------------------       --------------          ----------

First Banks, Inc.             5% Stockholder                     37,500,000 <F2>            100
135 North Meramec
Clayton, Missouri
63105

Allen H. Blake                Director, Chief Financial                -0-                  <F*>
                              Officer and Secretary

Charles A. Crocco, Jr.        Director                              116,600 <F3>            <F*>

James F. Dierberg             Chairman of the Board              37,500,000 <F2>            100
                              of Directors, Chief
                              Executive Officer and
                              President

Jerry V. Garrett              Senior Vice President                  46,000 <F4>            <F*>
                              (Consumer Lending),
                              BankTEXAS N.A.


Edward T. Story, Jr.          Director                              115,250 <F5>            <F*>

Mark T. Turkcan               Director                                 -0-                  <F*>

David F. Weaver               Executive Vice President,             100,400 <F6>            <F*>
                              BancTEXAS; Chairman of
                              the Board, Chief Executive
                              Officer and President,
                              BankTEXAS N.A.

All executive officers                                            378,250 Common          1.8% of
  and directors as a                                                   Stock               Common
  group (7 persons)                                                                         Stock

                                                                  37,500,000 Class B     100% of Class
                                                                     Common Stock           B Common
                                                                                              Stock

- --------------------------
<F*> Less than one percent.

<F1> Shares shown for First Banks and James F. Dierberg comprise
     100% of the outstanding shares of Class B Common Stock; for all other persons listed, the shares and percentages reflected are Common Stock. With respect to Messrs. Crocco, Garrett, Story and Weaver, the indicated numbers of shares include shares subject to vested stock options granted under the 1990 Stock Option Plan. All of the options reflected in the table are vested and may be exercised at any time.

<F2> The controlling shareholders of First Banks are (i) Mary W.
     Dierberg and James F. Dierberg, II, trustees under the living trust of James F. Dierberg, II, dated July 24, 1989,
     (ii) Mary W. Dierberg and Michael James Dierberg, trustees under the living trust of Michael James Dierberg, dated July 24, 1989, (iii) Mary W. Dierberg and Ellen C. Dierberg, trustees under the living trust of Ellen C. Dierberg, dated July 17, 1992, and (iv) James F. Dierberg, trustee of the James F. Dierberg living trust, dated October 8, 1985. Mr. James F. Dierberg and Mrs. Mary W. Dierberg are husband and wife, and Messrs. James F. Dierberg, II, Michael James Dierberg and Miss Ellen C. Dierberg are their children.
<F3> Mr. Crocco has a vested option covering 100,000 shares; he owns directly 16,600  shares.
<F4> Mr. Garrett has a vested option covering 45,000 shares and owns directly 1,000 shares.
<F5> Mr. Story has a vested option covering 100,000 shares; he owns directly 15,250 shares.
<F6> Mr. Weaver has a vested option covering 75,000 shares; he owns directly 25,400 shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Bank had in 1994, and it may have in the future, loan transactions in the ordinary course of business with directors of BancTEXAS and their respective affiliates. These loan transactions have been and will be on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features. At December 31, 1994, such loans totalled $42,216 and represented .11% of stockholders' equity. None of the indebtedness has been classified in any manner by regulatory authorities or charged-off by the Bank. The Bank does not extend credit to officers of BancTEXAS or of the Bank, except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles and personal credit card accounts.

     As discussed under "ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT," First Banks became the largest stockholder of BancTEXAS in August, 1994. Following that transaction, BancTEXAS began purchasing certain services and supplies from or through First Banks. During the remaining four months of 1994 this was primarily limited to the purchase of insurance policies, office supplies and other commonly-used banking products which could be acquired more economically than BancTEXAS had previously been able to realize as a separate company. The amounts of these purchases were not material to the consolidated financial position or results of operations of BancTEXAS for the year ended December 31, 1994.

     In December 1994, the Board of Directors of the Bank approved a data processing agreement and a management fee agreement with First Banks. Under the data processing agreement, a subsidiary of First Banks began providing data processing and various related services to BancTEXAS in February 1995. The fees for such services are significantly lower than BancTEXAS has previously paid a non-affiliated vendor. The management fee agreement provides that BancTEXAS will compensate First Banks on an hourly basis for its use of personnel for various functions including internal auditing, loan review, income tax preparation and assistance, accounting, asset/liability and investments services, loan servicing and other management and administrative services. Hourly rates for such services compare favorably with those for similar services from unrelated sources, as well as the internal costs of BancTEXAS personnel which were used previously, and BancTEXAS estimates that the aggregate cost for the services will be significantly more economical than those previously incurred by BancTEXAS. Total fees paid under these agreements were $14,000 in 1994.

     In September 1994, BancTEXAS sold mortgage-backed securities with an original aggregate cost of $113,852,000, in connection with a review by management of the nature of the Company's investment securities portfolio. Of that amount, $60,091,000, which had been acquired by BancTEXAS from October 1990 through April 1994, were sold to a subsidiary of First Banks for an aggregate price of $55,273,000. The prices at which the securities were sold by BancTEXAS to a subsidiary of First Banks were agreed upon by personnel of BancTEXAS and First Banks based upon market quotations for such securities by unrelated third party securities firms.

     Certain of the directors and officers of BancTEXAS and their respective affiliates have deposit accounts with the Bank. It is the Bank's policy not to permit any officers or directors of BancTEXAS or their affiliates to overdraw their respective deposit accounts unless that person has been previously approved for overdraft protection under a plan whereby a credit limit has been established in accordance with the Bank's standard credit criteria.

     During 1994 the Bank engaged in a series of repurchase transactions with Edward T. Story, Jr., a director of BancTEXAS and, until September 1994, of the Bank. These transactions are short-term in nature and involve the deposit with the Bank of U.S. government securities, subject to agreements to repurchase. The principal amounts of the repurchase transactions have varied and the largest principal amount of any transaction in 1994 was $189,402.46. All of the transactions with Mr. Story have been at market interest rates and, in the opinion of management, have been on terms as favorable to the Bank as are available in transactions with unaffiliated persons.


                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              BancTEXAS GROUP INC.
                              (Registrant)



                              By: /s/ Allen H. Blake
                                 --------------------------------
                                 Chief Financial Officer
Date:  April 28, 1995