Form 10-Q
period 1995-03-31
BANCTEXAS GROUP INC
filed 1995-05-15
CIK 310979

                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.   20549



                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number 0-8937
                       ------

                              BancTEXAS GROUP INC.
                              --------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                            75-1604965
                --------                            ----------
          (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization)          identification No.)

                  P.O. Box 630369,  Houston, TEXAS 77263-0369
                  -------------------------------------------
              (address of principal executive offices) (Zip Code)

                                 (713) 954-2400
                                 --------------
              (Registrant's telephone number, including area code)

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X     No
                                    ----       ----

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding at
             Class                              April 30, 1995
             -----                              --------------
Common Stock, $.01 par value                      20,654,025
Class B Common Stock, $.01 par value              37,500,000

                                     INDEX
                                                                                               Page
PART I             FINANCIAL INFORMATION


      Item 1.      Financial Statements:
                   Consolidated Balance Sheets as of March 31, 1995
                      and December 31, 1994 .  .   .   .   .   .   .   .   .    .               -2-
                   Consolidated Statements of Income for the three months
                      ended March 31, 1995 and 1994  .   .   .   .   .   .   .  .               -4-
                   Consolidated Statements of Cash Flows for the three months
                      ended March 31, 1995 and 1994  .   .   .   .   .   .  .   .               -5-
                   Notes to Consolidated Financial Statements   .   .   .   .   .               -6-

      Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations   .   .   .   .   .   .               -7-


PART II      OTHER INFORMATION


      Item 6.      Exhibits and Reports on Form 8-K .   .   .   .   .   .   .   .              -10-


Signatures  .   .   .   .   .   .   .   .   .   .   .   .   .   .   .   .   .   .              -11-





                              PART I - FINANCIAL INFORMATION
                               Item 1. Financial Statements
                          BancTEXAS GROUP INC. AND SUBSIDIARIES

                         Consolidated Balance Sheets (unaudited)
                 (dollars expressed in thousands, except per share data)


                                                                  March 31, December 31,
                           ASSETS                                    1995       1994
                           ------                                 --------- ------------
Cash and cash equivalents:
    Cash and due from banks...................................... $ 13,381     14,029
    Interest-bearing deposits with other financial institutions-
       with maturities of three months or less...................    2,700     25,042
    Federal funds sold...........................................        -      8,000
                                                                  --------    -------
          Total cash and cash equivalents........................   16,081     47,071
                                                                  --------    -------

Investment securities - available-for-sale, at market value......   87,987     61,400
                                                                  --------    -------

Loans:
   Commercial, financial and agricultural........................   13,276     14,556
   Real estate construction and development......................   13,558     13,793
   Real estate mortgage..........................................   12,025     14,796
   Consumer and installment......................................  168,554    157,570
   Loans held for sale...........................................        -      7,253
                                                                  --------    -------
          Total loans............................................  207,413    207,968
  Unearned discount..............................................   (2,931)    (4,654)
  Allowance for possible loan losses.............................   (2,789)    (2,756)
                                                                  --------    -------
          Net loans..............................................  201,693    200,558
                                                                  --------    -------

Bank premises and equipment, net of accumulated depreciation.....    6,372      6,511
Accrued interest receivable......................................      713      1,146
Foreclosed property, net.........................................    1,208      1,553
Deferred income taxes............................................   13,125     12,517
Other assets.....................................................    1,530      1,034
                                                                  --------    -------
          Total assets........................................... $328,709    331,790
                                                                  ========    =======

                          BancTEXAS GROUP INC. AND SUBSIDIARIES
                         Consolidated Balance Sheets (unaudited)
                 (dollars expressed in thousands, except per share data)
                                       (continued)

                                                                  March 31, December 31,
                           LIABILITIES                               1995       1994
                           -----------                            --------- ------------
Deposits:
     Demand:
       Non-interest bearing...................................... $ 40,793     45,418
       Interest bearing..........................................   20,968     24,678
     Savings.....................................................   56,405     54,377
     Time:
       Time deposits of $100 or more.............................   22,612     23,063
       Other time deposits.......................................   93,303     94,034
                                                                  --------    -------
          Total deposits.........................................  234,081    241,570
Federal Home Loan Bank advances..................................   16,760     19,412
Federal funds purchased..........................................    2,050      4,800
Securities sold under agreements to repurchase...................   30,046     19,433
Other borrowings.................................................    1,331      1,863
Accrued interest payable.........................................      778        716
Deferred income taxes............................................    1,547      1,299
Accrued and other liabilities....................................    3,041      2,983
                                                                  --------    -------
          Total liabilities......................................  289,634    292,076
                                                                  --------    -------

                       STOCKHOLDERS' EQUITY
                       --------------------
Common Stock:
     Common stock, $.01 par value; 163,000,000 shares
       authorized; 20,654,025 and 20,554,025 shares
       issued and outstanding as of March 31, 1995 and
       December 31, 1994, respectively...........................      207        206
     Class B common stock, $.01 par value; 60,000,000 shares
       authorized; 37,500,000 shares issued and outstanding......      375        375
Capital surplus..................................................   39,157     39,133
Retained earnings since elimination of accumulated deficit
     of $259,117 effective December 31, 1994.....................      392          -
Net fair value adjustment for securities available-for-sale......   (1,056)         -
                                                                  --------    -------
          Total stockholders' equity.............................   39,075     39,714
                                                                  --------    -------
          Total liabilities and stockholders' equity............. $328,709    331,790
                                                                  ========    =======


               See accompanying notes to consolidated financial statements

                          BancTEXAS GROUP INC. AND SUBSIDIARIES
                      Consolidated Statements of Income (unaudited)
                 (dollars expressed in thousands, except per share data)

                                                                  Three months ended
                                                                        March 31,
                                                                  -------------------
                                                                    1995       1994
                                                                  --------   --------
Interest income:
    Interest and fees on loans................................... $  4,258      3,524
    Investment securities........................................    1,225      1,850
    Federal funds sold and other.................................      266         54
                                                                  --------    -------
          Total interest income..................................    5,749      5,428
                                                                  --------    -------
Interest expense:
   Deposits:
       Interest-bearing demand...................................       63        116
       Savings...................................................      622        390
       Time deposits of $100 or more.............................      273        221
       Other time deposits.......................................    1,070        976
   Federal Home Loan Bank advances...............................      472        600
   Securities sold under agreements to repurchase................      203        254
   Other borrowings..............................................       74         28
                                                                  --------    -------
          Total interest expense.................................    2,777      2,585
                                                                  --------    -------
          Net interest income....................................    2,972      2,843
Provision for possible loan losses...............................      450         75
                                                                  --------    -------
          Net interest income after provision for possible loan
           losses................................................    2,522      2,768
                                                                  --------    -------
Noninterest income:
       Service charges on deposit accounts and customer service
        fees.....................................................      342        410
       Loan servicing fees, net..................................       65        175
       Other income..............................................      876         46
                                                                  --------    -------
          Total noninterest income...............................    1,283        631
                                                                  --------    -------
Noninterest expenses:
       Salaries and employee benefits............................    1,203      1,770
       Occupancy, net of rental income...........................      276        330
       Furniture and equipment...................................      163        231
       Federal Deposit Insurance Corporation premiums............      153        174
       Postage, printing and supplies............................       96        160
       Data processing fees......................................      413        232
       Legal, examination, and professional fees.................      172        389
       Losses and expenses on foreclosed real estate, net
        of gains.................................................      122         19
       Other expenses............................................      607        284
                                                                  --------    -------
          Total noninterest expenses.............................    3,205      3,589
                                                                  --------    -------
          Income before provision for income taxes...............      600       (190)
Provision for income taxes.......................................      208          -
                                                                  --------    -------
          Net income.............................................  $   392       (190)
                                                                  ========    =======
Earnings (loss) per common share.................................  $   .01       (.01)
                                                                  ========    =======
Weighted average shares of common stock and common stock
   equivalents outstanding (in thousands)........................   61,186     23,329
                                                                  ========    =======


             See accompanying notes to consolidated financial statements

                          BancTEXAS GROUP INC. AND SUBSIDIARIES
                    Consolidated Statements of Cash Flows (unaudited)
                            (dollars expressed in thousands)

                                                                  Three months ended
                                                                        March 31,
                                                                  -------------------
                                                                    1995       1994
                                                                  --------   --------
Cash flows from operating activities:
   Net income (loss)............................................. $    392       (190)
   Adjustments to reconcile net income to net cash:
      Depreciation and amortization of bank premises and
       equipment.................................................      154        372
      Amortization, net of accretion.............................     (152)       189
      Provision for possible loan losses.........................      450         75
      (Increase) decrease in accrued interest receivable.........      433       (241)
      Increase (decrease) in loans originated for sale...........    7,253       (315)
      Interest accrued on liabilities............................    2,778      2,585
      Payments of interest on liabilities........................   (2,595)    (2,571)
      Provision for income taxes.................................      208          -
      Other......................................................     (851)      (509)
                                                                  --------    -------
          Net cash provided by (used in) operating activities....    8,070       (605)
                                                                  --------    -------
Cash flow from investing activities:
    Sales of investment securities...............................   12,827          -
    Maturities of investment securities..........................   11,363      9,379
    Purchases of investment securities...........................  (51,957)   (14,796)
    Net (increase) decrease in loans.............................   (8,946)    (6,004)
    Recoveries of loans previously charged off...................      108        439
    Purchases of bank premises and equipment.....................      (15)       (70)
    Other investing activities...................................      345        823
                                                                  --------    -------
          Net cash provided by (used in) investing activities....  (36,275)   (10,229)
                                                                  --------    -------
Cash flow from financing activities:
    Increase (decrease) in deposits..............................   (7,489)     2,403
    Increase (decrease)  in borrowed funds.......................    4,679     (5,367)
   Other financing activities....................................       25         58
                                                                  --------    -------
          Net cash provided by (used in) financing activities....   (2,785)    (2,906)
                                                                  --------    -------
          Net increase (decrease) in cash and cash equivalents...  (30,990)   (13,740)
Cash and cash equivalents, beginning of period...................   47,071     25,490
                                                                  --------    -------
Cash and cash equivalents, end of period.........................  $16,081     11,750
                                                                  ========    =======
Noncash investing and financing activities:
    Transfer of loans held for sale to loans.....................  $     -      9,709
                                                                  ========    =======


              See accompanying notes to consolidated financial statements

                              BancTEXAS GROUP INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Basis of Presentation

      The accompanying unaudited consolidated financial statements of BancTEXAS Group Inc. (BancTEXAS or Company) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Except as disclosed herein, there has been no material change in the information disclosed in the notes to consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

      The consolidated financial statements include the accounts of the parent company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

      Certain reclassifications of 1994 amounts have been made to conform with the 1995 presentation.

(2)   Transactions with Related Party

      Following the private placement of Class B common stock with First Banks, Inc. (First Banks), BancTEXAS began purchasing certain services and supplies from or through its majority shareholder, First Banks.
This included the purchase of insurance policies, office supplies and other commonly-used banking products which could be acquired more economically than BancTEXAS had previously been able to realize separately. The amount of these purchases was not material to the consolidated financial position or results of operations of BancTEXAS for the three months ended March 31, 1995.

      In December 1994, the Board of Directors of BankTEXAS N.A., a wholly owned subsidiary of BancTEXAS, approved a data processing agreement and a management fee agreement with First Banks. Under the data processing agreement, a subsidiary of First Banks will provide data processing and various related services to BancTEXAS beginning February 1995. The fees for such services are significantly lower than BancTEXAS was paying its non-affiliated vendors. The management fee agreement provides that BancTEXAS will compensate First Banks on an hourly basis for its use of personnel for various functions including internal auditing, loan review, income tax preparation and assistance, accounting, asset/liability and investment services, loan servicing and other management and administrative services. Hourly rates for such services compare favorably with those for similar services from unrelated sources, as well as the internal costs of BancTEXAS personnel which were used previously, and it is estimated that the aggregate cost for the services will be significantly more economical than those previously incurred by BancTEXAS separately. Fees paid under these agreements were $216,000 for the three months ended March 31, 1995.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      BancTEXAS is a registered bank holding company, incorporated in Delaware and headquartered in Houston, Texas. At March 31, 1995, the Company had approximately $329 million in total assets; $204 million in total loans, net of unearned discount; $234 million in total deposits; and $39.1 million in total stockholders' equity. The Company operates through its subsidiary bank, BankTEXAS N.A. (the Bank).

      Through the Bank, the Company offers a broad range of commercial and personal banking services including certificate of deposit accounts, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial, financial, agricultural, real estate construction and development, residential real estate and consumer and installment loans. Other financial services include credit-related insurance, automatic teller machines and safe deposit boxes.

Financial Condition

      The Company's total assets were $329 million and $332 million at March 31, 1995 and December 31, 1994, respectively. The primary fluctuations from December 31, 1994 were an increase in investment securities of $26.6 million and a decrease in interest-bearing deposits and Federal funds sold of $30.3 million.

Results of Operations

      Net income for the three months ended March 31, 1995 was $392,000, compared to a net loss of $190,000 for the same period in 1994. The improved results for 1995 were primarily driven by increased net interest income and noninterest income partially offset by increased provisions for loan losses.

      Net interest income was $2,971,000, or 4.20% of average interest earning assets, for the three months ended March 31, 1995, compared to $2,843,000, or 3.41%, for the same period in 1994. The increase in net interest income for the quarter is primarily attributable to the additional capital of $30 million from the sale of Class B common stock to First Banks on August 31, 1994. The interest income earned from the use of the additional capital was substantially offset by a reduction of net interest income resulting from a decrease in the average earning assets of approximately $55.1 million to $282.8 million from $337.9 million for the three month periods ended March 31, 1995 and 1994, respectively. The decrease in average earning assets was primarily associated with the sales of investment securities during the fourth quarter of 1994 in connection with the restructuring of the investment securities portfolio.

      The provisions for possible loan losses were $450,000 and $75,000 for the three months ended March 31, 1995 and 1994, respectively. This compares to net loan charge-offs of $417,000 and $103,000 for the same periods. The increase in the provision for loan losses is attributable to the increased level of net loan charge-offs and management's evaluation of the quality of the loans in the portfolio.

       Noninterest income increased by $652,000 to $1,283,000 from $631,000 for the three months ended March 31, 1995 and 1994, respectively. The increase is associated with the return of $802,000 to BancTEXAS which was maintained in a trust. During 1990, a trust was established and subsequently funded by BancTEXAS to provide limited protection against personal claims being taken or threatened against BancTEXAS' officers and directors and potential costs of litigation. Prior to BancTEXAS' affiliation with First Banks, director and officer liability insurance was not economically feasible. Considering the cost of such insurance, certain legal claims pending against

BancTEXAS at that time and the potential for additional claims, BancTEXAS elected to establish and fund this trust. Since director and officer coverage is now available at a reasonable price, the trust fund is no longer necessary and, accordingly, was terminated at which time the funds being returned to BancTEXAS.

      Noninterest expenses decreased by $384,000 to $3,205,000 from $3,589,000 for the three months ended March 31, 1995 and 1994, respectively. The decrease is primarily attributable to salaries and employee benefits which decreased by $567,000 to $1,203,000 from $1,770,000 for the three months ended March 31, 1995 and 1994, respectively. The decrease in salaries and employee benefits is consistent with the reevaluation of the operating cost structure of the Company, including such personnel expenses, which commenced during the third quarter of 1994. Offsetting this decrease were increased expenses associated with the conversion and centralization of data processing and certain operating functions to First Banks' systems completed during the first quarter of 1995.

Lending and Credit Management

      Interest earned on the loan portfolio is the primary source of income of the Company. Total loans, net of unearned discount, represented 62.2% and 61.3% of total assets as of March 31, 1995 and December 31, 1994, respectively. The Company has experienced modest improvements in commercial and consumer loan demand during the three month period ended March 31, 1995. Total loans, net of unearned discount, increased by $1.2 million to $204.5 million at March 31, 1995 from $203.3 million at December 31, 1994. The Company's nonperforming loans consist of loans on a nonaccrual status and loans on which the original terms have been restructured. Nonperforming loans were $504,000 and $293,000 at March 31, 1995 and December 31, 1994,
respectively.

      The allowance for possible loan losses is based on past loan loss experience, on Company management's evaluation of the quality of the loans in the portfolio and on the anticipated effect of national and local economic conditions relative to the ability of loan customers to repay. Each quarter, the allowance for possible loan losses is revised relative to the Company's internal watch list and other data to determine its adequacy. The provision for possible loan losses is management's estimate of the amount necessary to maintain the allowance at a level consistent with this evaluation. As adjustments to the allowance for possible loan losses are considered necessary, they are reflected in the results of operations.

Liquidity

      The liquidity of the Company and the Bank is the ability to maintain a cash flow which is adequate to fund operations, service its debt obligations and meet other commitments on a timely basis. The primary sources of funds for liquidity are derived from customer deposits, loan payments, maturities, sales of investments and earnings. In addition, the Company and the Bank may avail themselves of more volatile sources of funds through issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed, securities sold under agreements to repurchase, and borrowings from the Federal Home Loan Bank (FHLB). The aggregate funds acquired from those sources were $71.5 million at March 31, 1995 and $66.7 million at December 31, 1994.

      At March 31, 1995, the Company's more volatile sources of funds mature as follows:

                                                                  (dollars expressed in thousands)
                                                                  --------------------------------
      Three months or less.......................................            $48,117
      Over three months through six months.......................              5,486
      Over six months through twelve months......................              3,977
      Over twelve months.........................................             13,888
                                                                             -------
        Total....................................................            $71,468
                                                                             =======

      Management believes the available liquidity and earnings of the Bank will be sufficient to provide funds for growth and to meet the Company's operating and debt service requirements both on a short-term and long-term basis.

Capital

      Risk-based capital guidelines for financial institutions are designed to relate regulatory capital requirements to the risk profiles of the specific institutions and to provide more uniform requirements among the various regulators. The Company and the Subsidiary Banks are required to maintain a minimum risk-based capital to risk-weighted assets ratio of 8.00%, with at least 4.00% being "Tier 1" capital. Tier 1 capital is composed of total stockholders' equity. In addition, a minimum leverage ratio (Tier 1 capital to total assets) of 3.00% plus an additional cushion of 100 to 200 basis points is expected.

      At March 31, 1995 and December 31, 1994, the Company's and the
Bank's capital ratios were as follows:

                                            Risk based capital ratios
                                            -------------------------
                                              Total          Tier 1        Leverage Ratio
                                              -----          ------        --------------
                                          1995    1994    1995    1994     1995     1994
                                          ----    ----    ----    ----     ----     ----
      Company..........................  16.99%  17.50%  15.81%  16.28%   12.17%   11.97%
      Bank.............................   8.86    9.25    7.70    8.04     6.06     5.82

Effect of New Accounting Standards

      In May 1993, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 114, "Accounting by Creditors for Impairment of a Loan" (SFAS 114). During October 1994, the FASB issued SFAS 118. "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (SFAS 118), which amends SFAS 114.

      SFAS 114 (as amended by SFAS 118) defines the recognition criterion for loan impairment and the measurement methods for certain impaired loans and loans whose terms have been modified in troubled debt restructurings (a restructured loan). Specifically, a loan is considered impaired when it is probable a creditor will be unable to collect all principal and interest according to the contractual terms of the loan agreement. When measuring impairment, the expected future cash flows of an impaired loan are required to be discounted at the loan's effective interest rate. Alternatively, impairment can be measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Regardless of the measurement method used historically, SFAS 114 requires a creditor to measure impairment based on the fair value of the collateral when the creditor determines foreclosure is probable. Additionally, impairment of a restructured loan is measured by discounting the total expected future cash flows at the loan's effective rate of interest as stated in the original loan agreement.

      SFAS 118 amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. Prior to the issuance of SFAS 118, SFAS 114 provided for two alternative income recognition methods to be used to account for changes in the net carrying amount of an impaired loan subsequent to the initial measurement of impairment. Under the first income recognition method, a creditor would accrue interest on the net carrying amount of the impaired loan and report other changes in the net carrying amount of the loan as an adjustment to the provision for possible loan losses. Under the second income recognition method, a creditor would recognize all changes in the net carrying amount of the loan as an adjustment to the provision for possible loan losses. While those income recognition methods are no longer required, SFAS 118 does not preclude a creditor from using either of those methods.

      SFAS 114 and SFAS 118 were effective for fiscal years beginning after December 15, 1994. The impact of applying SFAS 114 and SFAS 118 was reported as a component of the provision for possible loan losses charged to operations rather than as an accounting change. The implementation of these statements did not have a material effect on the Company's consolidated financial position or results of operations.


                          PART II - OTHER INFORMATION

Item 6 -     Exhibits and Reports on Form 8-K

These exhibits are numbered in accordance with the Exhibit Table of
Item 601 of Regulation S-K.

Exhibit
Number       Description
- ------       -----------
   3 (b)     Amended and Restated By-Laws of the Company
             (as amended April 21, 1995)


  27         Article 9 - Financial Data Schedule
                      (EDGAR only)


                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                  BancTEXAS GROUP INC.
                                                       Registrant



Date: May 11, 1995                        By: /s/ James F. Dierberg
                                              --------------------
                                                  James F. Dierberg
                                                  Chairman, President
                                                  and Chief Executive
                                                  Executive Officer



Date: May 11, 1995                        By: /s/ Allen H. Blake
                                              ------------------
                                                  Allen H. Blake
                                                  Chief Financial Officer
                                                  and Secretary
                                                  (Principal Financial Officer)