Form 10-Q
period 1995-06-30
BANCTEXAS GROUP INC
filed 1995-08-14
CIK 310979

             SECURITIES AND EXCHANGE COMMISSION
                 Washington, D. C.   20549



                          FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1995

                              OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number 0-8937
                       ------

                               BancTEXAS GROUP INC.
                               --------------------
             (Exact name of registrant as specified in its charter)

                  DELAWARE                            75-1604965
                  --------                            ----------
       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)             identification No.)

                 P.O. Box 630369,  Houston, TEXAS   77263-0369
             --------------------------------------------------
            (address of principal executive offices) (Zip Code)

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

                            Yes   X    No
                                -----      -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                           Outstanding at
                   Class                   July 31, 1995
                   -----                   --------------
Common Stock, $.01 par value                 20,764,025
Class B Common Stock, $.01 par value         37,500,000

                                              INDEX

                                                                                         Page
PART I       FINANCIAL INFORMATION


  Item 1.    Financial Statements:
             Consolidated Balance Sheets as of June 30, 1995
              and December 31, 1994     .   .   .   .   .   .   .   .   .   .   .   .     -2-
             Consolidated Statements of Income for the three and six months
              ended June 30, 1995 and 1994  .   .   .   .   .   .   .   .   .   .   .     -4-
             Consolidated Statements of Cash Flows for the six months
              ended June 30, 1995 and 1994  .   .   .   .   .   .   .   .   .   .   .     -5-
             Notes to Consolidated Financial Statements .   .   .   .   .   .   .   .     -6-

  Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations   .   .   .   .   .   .   .   .   .     -8-


PART II      OTHER INFORMATION


Item 6.      Exhibits   .   .   .   .   .   .   .   .   .   .   .   .   .   .   .   .    -14-


Signatures  .   .   .   .   .   .   .   .   .   .   .   .   .   .   .   .   .   .   .    -15-


                              PART I - FINANCIAL INFORMATION
                               Item 1. Financial Statements
                           BancTEXAS GROUP INC. AND SUBSIDIARIES

                          Consolidated Balance Sheets (unaudited)
                  (dollars expressed in thousands, except per share data)



                                                                     June 30,      December 31,
                      ASSETS                                           1995            1994
                      ------                                       ------------    ------------
Cash and cash equivalents:
   Cash and due from banks........................................ $    10,862         14,029
   Interest-bearing deposits with other financial institutions-
      with maturities of three months or less.....................         661         25,042
   Federal funds sold.............................................           -          8,000
                                                                   ------------    ------------
          Total cash and cash equivalents.........................      11,523         47,071
                                                                   ------------    ------------

Investment securities - available-for-sale, at market value.......      81,415         61,400
                                                                   ------------    ------------
Loans:
   Commercial, financial and agricultural.........................      15,597         14,556
   Real estate construction and development.......................      16,735         13,793
   Real estate mortgage...........................................      13,271         14,796
   Consumer and installment.......................................     172,565        157,570
   Loans held for sale............................................           -          7,253
                                                                   ------------    ------------
          Total loans.............................................     218,168        207,968
   Unearned discount..............................................      (2,721)        (4,654)
   Allowance for possible loan losses.............................      (2,270)        (2,756)
                                                                   ------------    ------------
          Net loans...............................................     213,177        200,558
                                                                   ------------    ------------

Bank premises and equipment, net of accumulated depreciation......       6,491          6,511
Accrued interest receivable.......................................         999          1,146
Foreclosed property, net..........................................       1,023          1,553
Deferred income taxes.............................................      15,904         12,517
Other assets......................................................       1,275          1,034
                                                                   ------------    ------------
          Total assets............................................ $   331,806        331,790
                                                                   ============    ============



                           BancTEXAS GROUP INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets (unaudited)
                  (dollars expressed in thousands, except per share data)
                                        (continued)



                                                                     June 30,      December 31,
                        LIABILITIES                                    1995            1994
                        -----------                                ------------    ------------
Deposits:
     Demand:
       Non-interest bearing....................................... $    45,708         45,418
       Interest bearing...........................................      19,784         24,678
     Savings......................................................      56,851         54,377
     Time:
       Time deposits of $100 or more..............................      27,885         23,063
       Other time deposits........................................      92,885         94,034
                                                                   ------------    ------------
          Total deposits..........................................     243,113        241,570
Federal Home Loan Bank advances...................................       9,071         19,412
Federal funds purchased...........................................       2,500          4,800
Securities sold under agreements to repurchase....................      29,376         19,433
Other borrowings..................................................       2,185          1,863
Accrued interest payable..........................................         727            716
Deferred income taxes.............................................       4,042          1,299
Accrued and other liabilities.....................................       2,828          2,983
                                                                   ------------    ------------
          Total liabilities.......................................     293,842        292,076
                                                                   ------------    ------------

                   STOCKHOLDERS' EQUITY
                   --------------------

Common Stock:
     Common stock, $.01 par value; 163,000,000 shares
       authorized; 20,749,025 and 20,554,025 shares
       issued and outstanding as of June 30, 1995 and
       December 31, 1994, respectively............................         207            206
     Class B common stock, $.01 par value; 60,000,000 shares
       authorized; 37,500,000 shares issued and outstanding.......         375            375
Capital surplus...................................................      39,180         39,133
Retained earnings since elimination of accumulated deficit
     of $259,117 effective December 31, 1994......................         440              -
Net fair value adjustment for securities available-for-sale.......      (2,238)             -
                                                                   ------------    ------------
          Total stockholders' equity..............................      37,964         39,714
                                                                   ------------    ------------
          Total liabilities and stockholders' equity.............. $   331,806        331,790
                                                                   ============    ============




                    See accompanying notes to consolidated financial statements


                                BancTEXAS GROUP INC. AND SUBSIDIARIES
                            Consolidated Statements of Income (unaudited)
                       (dollars expressed in thousands, except per share data)


                                                                              Three  months  ended      Six months ended
                                                                                    June 30,                June 30,
                                                                             ----------------------  ---------------------
                                                                                1995        1994        1995        1994
                                                                             ----------  ----------  ----------  ----------
Interest income:
    Interest and fees on loans..............................................  $  4,474       3,654       8,732       7,178
    Investment securities...................................................     1,433       2,012       2,658       3,862
    Federal funds sold and other............................................        57          49         323         103
                                                                             ----------  ----------  ----------  ----------
          Total interest income.............................................     5,964       5,715      11,713      11,143
                                                                             ----------  ----------  ----------  ----------
Interest expense:
   Deposits:
       Interest-bearing demand..............................................       173         119         236         235
       Savings..............................................................       486         411       1,108         801
       Time deposits of $100 or more........................................       296         203         569         424
       Other time deposits..................................................     1,328         984       2,398       1,960
   Federal Home Loan Bank advances..........................................       268         354         740         486
   Securities sold under agreements to repurchase...........................       375         860         578       1,581
   Other borrowings.........................................................         5          34          79          63
                                                                             ----------  ----------  ----------  ----------
          Total interest expense............................................     2,931       2,965       5,708       5,550
                                                                             ----------  ----------  ----------  ----------
          Net interest income...............................................     3,033       2,750       6,005       5,593
Provision for possible loan losses..........................................       650          75       1,100         150
                                                                             ----------  ----------  ----------  ----------
          Net interest income after provision for possible loan losses......     2,383       2,675       4,905       5,443
                                                                             ----------  ----------  ----------  ----------
Noninterest income:
       Service charges on deposit accounts and customer service fees........       361         384         703         794
       Loan servicing fees, net.............................................        43          95         108         270
       Other income.........................................................        85         306         961         352
                                                                             ----------  ----------  ----------  ----------
          Total noninterest income..........................................       489         785       1,772       1,416
                                                                             ----------  ----------  ----------  ----------
Noninterest expenses:
       Salaries and employee benefits.......................................     1,044       1,670       2,247       3,440
       Occupancy, net of rental income......................................       284         314         560         644
       Furniture and equipment..............................................       183         209         346         440
       Federal Deposit Insurance Corporation premiums.......................       153         174         306         348
       Postage, printing and supplies.......................................       118         120         214         280
       Data processing fees.................................................        81         239         494         471
       Legal, examination, and professional fees............................       294         368         553         757
       Communications.......................................................       182         122         294         239
       Losses and expenses on foreclosed real estate, net of gains..........         6           4         128          23
       Other expenses.......................................................       461         197         869         364
                                                                             ----------  ----------  ----------  ----------
          Total noninterest expenses........................................     2,806       3,417       6,011       7,006
                                                                             ----------  ----------  ----------  ----------
          Income before provision for income taxes..........................        66          43         666        (147)
Provision for income taxes..................................................        18           -         226           -
                                                                             ----------  ----------  ----------  ----------
          Net income (loss).................................................  $     48          43         440        (147)
                                                                             ==========  ==========  ==========  ==========
Earnings (loss) per common share............................................  $     -            -        0.01       (0.01)
                                                                             ==========  ==========  ==========  ==========
Weighted average shares of common stock and common stock
   equivalents outstanding (in thousands)...................................    61,174      23,596      61,143      23,464
                                                                             ==========  ==========  ==========  ==========




                    See accompanying notes to consolidated financial statements


                                BancTEXAS GROUP INC. AND SUBSIDIARIES
                          Consolidated Statements of Cash Flows (unaudited)
                                   (dollars expressed in thousands)


                                                                           Six months ended
                                                                               June 30,
                                                                       -----------------------
                                                                          1995         1994
                                                                       ----------   ----------
Cash flows from operating activities:
   Net income (loss)................................................    $    440        (147)
   Adjustments to reconcile net income to net cash:
      Depreciation and amortization ................................        (300)        723
      Provision for possible loan losses............................       1,100         150
      (Increase) decrease in accrued interest receivable............         147        (280)
      Increase (decrease) in loans originated for sale..............           -      13,690
      Interest accrued on liabilities...............................       5,708       5,550
      Payments of interest on liabilities...........................      (5,697)     (5,609)
      Provision for income taxes....................................         226           -
      Other.........................................................        (342)        806
                                                                       ----------   ---------
          Net cash provided by (used in) operating activities.......       1,282      14,883
                                                                       ----------   ---------
Cash flow from investing activities:
    Maturities of investment securities.............................      41,227      17,781
    Purchases of investment securities..............................     (58,922)    (29,604)
    Net (increase) decrease in loans................................     (14,005)    (18,378)
    Recoveries of loans previously charged-off......................         286         679
    Purchases of bank premises and equipment........................        (256)        (96)
    Other investing activities......................................      (4,376)        914
                                                                       ----------   ---------
          Net cash provided by (used in) investing activities.......     (36,046)    (28,704)
                                                                       ----------   ---------
Cash flow from financing activities:
    Increase (decrease) in deposits.................................       1,544      (5,716)
    Increase (decrease)  in borrowed funds..........................      (2,376)      4,879
   Other financing activities.......................................          48          17
                                                                       ----------   ---------
          Net cash provided by (used in) financing activities.......        (784)       (820)
                                                                       ----------   ---------
          Net increase (decrease) in cash and cash equivalents......     (35,548)    (14,641)
Cash and cash equivalents, beginning of period......................      47,071      25,490
                                                                       ----------   ---------
Cash and cash equivalents, end of period............................    $ 11,523      10,849
                                                                       ==========   =========
Noncash investing and financing activities:
    Transfer of loans held for sale (to) from loans.................    $ (7,253)      8,999
    Loans to facilitate sale of foreclosed real estate..............           -          90
                                                                       ==========   =========





                    See accompanying notes to consolidated financial statements


                      BancTEXAS GROUP INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



  (1)  Basis of Presentation

       The accompanying consolidated financial statements of BancTEXAS Group Inc. (BancTEXAS or Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 1994 annual report on Form 10K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

       The consolidated financial statements include the accounts of the parent company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

       Certain reclassifications of 1994 amounts have been made to conform with the 1995 presentation.


  (2)  Loans and Allowance for Possible Loan Losses

       In May 1993, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) 114, "Accounting by Creditors for Impairment of a Loan" (SFAS
114). During October 1994, the FASB issued SFAS 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures" (SFAS 118), which amends SFAS 114.

       The Company adopted SFAS 114 and SFAS 118 effective for the year beginning January 1, 1995. As a result of applying SFAS 114, as amended by SFAS 118, certain impaired loans subject to the Statements are reported at the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price, if one exists, or the fair value of the collateral if the loan is collateral dependent.

       SFAS 118 amends SFAS 114 to allow a creditor to use existing methods for recognizing interest on an impaired loan. The Company has elected to continue to use its existing methods for recognizing interest on impaired loans. The Company continues to apply all payments received to the outstanding balance of the impaired loan until the collection of the outstanding balance is no longer in doubt. When this occurs, interest payments are recorded as interest income. When the condition of the loan improves sufficiently, the accrual of interest is resumed.

       Impaired loans, consisting of certain nonaccrual loans, were $323,000 at June 30, 1995 and averaged $343,000 for the six months ended June 30, 1995.

       The initial application of SFAS 114 and 118 did not have a material effect on the Company's financial position or results of operations.

                     BancTEXAS GROUP INC.
    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS- continued


(3)    Transactions with Related Party

       Following the private placement of Class B common stock with First Banks, Inc. (First Banks), BancTEXAS began purchasing certain services and supplies from or through its majority shareholder, First Banks. This included the purchase of insurance policies, office supplies and other commonly-used banking products which could be acquired more economically than had previously been possible for BancTEXAS separately. The amount of these purchases was not material to the consolidated financial position or results of operations of BancTEXAS for the six months ended June 30, 1995.

       In December 1994, the Board of Directors of BankTEXAS N.A. (the Bank), a wholly owned subsidiary of BancTEXAS, approved a data processing agreement and a management fee agreement with First Banks. Under the data processing agreement, a subsidiary of First Banks began providing data processing and various related services to the Bank beginning in February 1995. The fees for such services are significantly less than the Bank was paying to its non-affiliated vendors. The management fee agreement provides that the Bank will compensate First Banks on an hourly basis for its use of personnel for various functions including internal auditing, loan review, income tax preparation and assistance, accounting, asset/liability and investment services, loan servicing and other management and administrative services. Hourly rates for such services compare favorably with those for similar services from unrelated sources, as well as the internal costs of the Bank personnel which were used previously, and it is estimated the aggregate cost for the services will be significantly more economical than those previously incurred by the Bank separately. Fees paid under these agreements were $200,600 and $416,600 for the three and six month periods ended June 30, 1995.

Item 2:        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

                              General

          BancTEXAS is a registered bank holding company, incorporated in Delaware and headquartered in Houston, Texas. At June 30, 1995, the Company had approximately $332 million in total assets; $215 million in total loans, net of unearned discount; $243 million in total deposits; and $38 million in total stockholders' equity. The Company operates through its subsidiary bank, BankTEXAS N.A. (the Bank).

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

                       Financial Condition

          The Company's total assets were $331.81 million and $331.79 million at June 30, 1995 and December 31, 1994, respectively. The primary fluctuations from December 31, 1994 were increases in investment securities and loans, net of unearned discount, of $20.0 million and $12.1 million, respectively, and a decrease in cash and cash equivalents of $35.5 million.

                       Results of Operations
Net Income

     Net income for the three months ended June 30, 1995 was $48,000 in comparison to $43,000 for the same period in 1994. Net income for the six months ended June 30, 1995 was $440,000 compared to a net loss of $147,000 for the same period in 1994. The improved operating results for the three and six month periods ended June 30, 1995 are more fully described below.

Net Interest Income

     Net interest income was $3.0 million, or 4.08% of average interest earning assets, for the three months ended June 30, 1995, compared to $2.75 million, or 3.11% for the same period in 1994. Net interest income was $6.0 million, or 4.13% of average interest earning assets, for the six months ended June 30, 1995 in comparison to $5.6 million, or 3.26% for the same period in 1994. The increase in net interest income is primarily attributable to the additional capital of $30 million from the sale of Class B common stock to First Banks on August 31, 1994. The interest income earned from the use of the additional capital was substantially offset by a reduction of net interest income resulting from a decrease in the average earning assets of approximately $59.2 million and $58.0 million for the three and six month periods ended June 30, 1995, respectively, in comparison to the same periods in 1994. The decrease in average earning assets for 1995 in comparison to 1994 were primarily attributable to sales of investment securities which occurred in the fourth quarter of 1994.

Provision for Possible Loan Losses

     The provision for possible loan losses was $650,000 and $1.1 million for the three and six months ended June 30, 1995, respectively, in comparison to $75,000 and $150,000 for the same periods in 1994. This compares to net loan charge-offs of $1.2 million and $1.6 million for the three and six months ended June 30, 1995, respectively, and $215,000 and $318,000 for the same periods in 1994.

     The increase in the provision for possible loan losses is attributable to the increased level of loan charge-offs within the automobile loan portfolio and management's evaluation of the quality of the loans in the portfolio. The increased level of loan charge-offs is partly due to a change in the practice and timing of recording such charge-offs. Previously, the Company charged-off the remaining balance of a loan after reducing that amount by the estimated value of the collateral, primarily automobiles, at the time the collateral was in the possession of the Company. Currently, the Company charges-off the remaining balance of a loan after the loan has become 120 days or more past due, even if the collateral is not yet in the possession of the Company. When the collateral is subsequently received by the Company, the charged-off amount is adjusted for the value of the collateral. In addition, in an effort to further reduce the overall level of loan charge-offs within this portfolio, the Company has increased its collection efforts and has implemented more stringent lending practices, including regular reviews of new loans originated and strict adherence to approved policies and practices. The Company expects the level of loan charge-offs of its automobile loan portfolio to decrease as the current practices are applied to the existing portfolio and new loan originations.

Noninterest Income

      Noninterest income decreased by $296,000 to $489,000 from $785,000 for the three months ended June 30, 1995 and 1994, respectively. The decrease is primarily due to a $255,000 legal settlement received and recorded as income in the second quarter of 1994 and decreased loan servicing fees of $52,000 for the three months ended June 30, 1995 in comparison to the same period in 1994. For the six months ended June 30, 1995 and 1994, noninterest income increased by $356,000 to $1,772,000 from $1,416,000, respectively. The increase is associated with the return of $802,000 to BancTEXAS which was maintained in a trust, partially offset by the legal settlement received and recorded as income during 1994 and the decrease in loan servicing fees of $162,000 to $108,000 from $270,000 for the six months ended June 30, 1995 and 1994, respectively.

     The legal settlement related to a lawsuit filed against the Federal Deposit Insurance Corporation regarding the closure of the Company's former subsidiary, BankTEXAS Dallas.

     The $802,000 returned to BancTEXAS related to a trust which was established during 1990 and subsequently funded by BancTEXAS to provide limited protection against personal claims being taken or threatened against BancTEXAS' officers and directors and potential costs of litigation. Prior to BancTEXAS' affiliation with First Banks, officer and director liability insurance was not economically feasible. Considering the cost of such insurance, certain legal claims pending against BancTEXAS at that time and the potential for additional claims, BancTEXAS elected to establish and fund this trust. Since officer and director coverage is now available at a reasonable price, the trust fund is no longer necessary and, accordingly, was terminated, at which time the funds were returned to BancTEXAS.

     The reduction in loan servicing fees is due to the decrease in loans serviced for others to $14 million from $34 million at June 30, 1995 and 1994, respectively. Loans serviced for others consist of automobile loans that were sold for which the servicing was retained by the Company. The decrease in the loan servicing portfolio is attributable to the Company's decision to retain new loan originations in its loan portfolio.


Noninterest Expenses

     Noninterest expenses decreased by $611,000 to $2,806,000 from $3,417,000 for the three months ended June 30, 1995 and 1994, respectively. For the six months ended June 30, 1995 and 1994, noninterest expenses decreased by $995,000 to $6,011,000 from $7,006,000. While virtually each functional area of BancTEXAS has experienced reductions in noninterest expenses, the decrease is primarily attributable to salaries and employee benefits, partially offset by increases in other expenses.

      The decrease in salaries and employee benefits of $626,000 and $1,193,000 for the three and six months ended June 30, 1995 and 1994, respectively, is consistent with the reevaluation of the operating cost structure of the Company, which commenced during the third quarter of 1994. The restructuring of personnel and assimilation of certain functions into existing systems of First Banks is expected to be completed during the third quarter of 1995.

     Offsetting the decrease in salaries and employee benefits were increases in other expenses of $264,000 and $505,000 for the three and six months ended June 30, 1995, respectively, which were primarily attributable to the conversion and centralization of data processing and certain operating functions to First Banks' systems and procedures.

     The Company expects noninterest expenses to continue to decline during the third and fourth quarters of 1995 in comparison to the three and six month periods ended June 30, 1995.

                    Lending and Credit Management

     Interest earned on the loan portfolio is the primary source of income of the Company. Total loans, net of unearned discount, represented 64.9% and 61.3% of total assets as of June 30, 1995 and December 31, 1994, respectively. The Company has experienced modest improvements in commercial and consumer loan demand during the six month period ended June 30, 1995. Total loans, net of unearned discount, increased by $12.1 million to $215.4 million at June 30, 1995 from $203.3 million at December 31, 1994.

     The Company's nonperforming loans consist of loans on a nonaccrual status and loans on which the original terms have been restructured. Nonperforming loans were $507,000 and $293,000 at June 30, 1995 and December 31, 1994, respectively. Impaired loans, consisting of nonaccrual loans, were $323,000 at June 30, 1995 and averaged $343,000 for the six months ended June 30, 1995.

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

                    Interest Rate Risk Management

     Managing interest rate risk is fundamental to banking. Banking institutions manage the inherently different maturity and repricing characteristics of the lending and deposit-taking activities to achieve a desired interest rate sensitivity position and to limit their exposure to interest rate risk. The Company's inherent maturity and repricing characteristics of the lending and deposit-taking activities creates a naturally liability-sensitive structure. By using a combination of on- and off-balance sheet financial instruments, the Company manages its interest rate sensitivity to within policy guidelines.

     BancTEXAS' objective regarding interest rate risk management is to position the Company such that changes in interest rates do not have a material adverse impact upon the net market value and net interest income of BancTEXAS. As more fully described in the 1994 Annual Report on Form 10K, BancTEXAS uses a combination of derivative financial instruments including interest rate cap agreements, interest rate futures contracts and options on interest rate futures contracts to assist in achieving that objective.

     To measure the impact from interest rate changes, BancTEXAS recalculates its net market value and net interest income on a proforma basis over a one year horizon assuming instantaneous, permanent parallel shifts in the yield curve, of varying amounts of increases and decreases in rates. Larger increases or decreases in the Company's net market value and net interest income as a result of these assumed interest rate changes indicate greater levels of interest rate sensitivity than do smaller increases or decreases. BancTEXAS endeavors to maintain a position whereby the proforma effect on the net market value and net interest income would not exceed 4.0% and 10.0% for an assumed 50 and 100 basis point increase or decrease in general interest rates, respectively.

     Derivative financial instruments held by BancTEXAS for purposes of managing interest rate risk are summarized as follows:

                                                  June 30, 1995         December 31, 1994
                                               -------------------     --------------------
                                               Notional     Credit     Notional      Credit
                                                amount     exposure     amount      exposure
                                               --------    --------    --------     --------
                                                      (dollars expressed in thousands)
Interest rate futures contracts                $918,000        -        768,000         -
Interest rate cap agreements                     10,000       392        10,000        577
Options on interest rate futures contracts      300,000        -           -            -

     The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of the Company's credit exposure through its use of derivative financial instruments. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives.

     The Company sells interest rate futures contracts to hedge the interest rate risk of its available-for-sale securities portfolio. In addition, during the second quarter of 1995 the Company purchased options on interest rate futures contracts. Interest rate futures contracts are commitments to either purchase or sell designated financial instruments at a future date for a specified price and may be settled in cash or through delivery of such financial instruments. Options on interest rate futures contracts confer the right to purchase or sell financial futures contracts at a specified price and are settled in cash. Changes in contract values are settled daily. Options and futures contracts have little credit risk because futures exchanges are the counterparties. The contracts outstanding at June 30, 1995, which have expiration dates from December 1995 to September 1998 were selected to approximate the effective maturity of the available-for-sale securities portfolio.

     At June 30, 1995, the unamortized balance of net deferred losses on interest rate futures contracts was $4.7 million, which was applied to the carrying value of the available-for-sale securities portfolio as part of the mark-to-market valuation. At December 31, 1994, the unamortized balance of net deferred gains on interest rate futures contracts of $886,000 was applied to the carrying value of the available-for-sale securities portfolio in connection with the quasi-reorganization, as more fully described in Note 2 to the consolidated financial statements contained in the 1994 Annual Report on Form 10K. At June 30, 1995, the unamortized premium paid on the options to purchase interest rate futures contracts was $84,000 and were also applied to the carrying value of the available-for-sale securities portfolio as part of the mark-to-market valuation.

     The net change in the unamortized balance of net deferred losses is attributable to the significant decline in interest rates which occurred during the period from December 31, 1994 through June 30, 1995. The losses incurred on the interest rate futures contracts were partially offset by gains in the available-for-sale securities portfolio. The net loss in value, which totaled $2.2 million for the six month period ended June 30, 1995, resulted from an increase in the projected prepayments of principal underlying the available-for-sale securities portfolio. These increased prepayment projections disproportionately shortened the expected lives of the available-for-sale securities portfolio in comparison to the effective maturity created with the hedge position. As a result, the Company adjusted its hedge position to coincide with the current expected life of the available-for-sale securities portfolio by reducing the number of outstanding interest rate futures contracts and purchasing options on interest rate futures contracts. The options will gain significant value in a falling interest rate environment.

     BancTEXAS also has an interest rate cap agreement to limit the interest expense associated with certain of its interest-bearing liabilities. In exchange for an initial fee, the interest rate cap agreement entitles BancTEXAS to receive interest payments when a specified index rate exceeds a predetermined rate. The agreement outstanding at June 30, 1995 effectively limits the interest rate to 5.0% on $10 million of interest-bearing liabilities from October 15, 1997 to May 15, 2000. At June 30, 1995 and December 31, 1994, the unamortized costs were $521,000 and $577,000, respectively, and were included in other assets. There are no amounts receivable under the agreement.

     BancTEXAS will continue to utilize a combination of on- and off-balance sheet financial instruments to manage interest rate sensitivity to within the prescribed policy limits.


                         Liquidity

     The liquidity of the Company and the Bank is the ability to maintain a cash flow which is adequate to fund operations, service its debt obligations and meet other commitments on a timely basis. The primary sources of funds for liquidity are derived from customer deposits, loan payments, maturities, sales of investments and operations. In addition, the Company and the Bank may avail themselves of more volatile sources of funds through issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed, securities sold under agreements to repurchase, and borrowings from the Federal Home Loan Bank. The aggregate funds acquired from those sources were $68.8 million at June 30, 1995 and $66.7 million at December 31, 1994.

     At June 30, 1995, the Company's more volatile sources of funds mature as follows:

                                                                   (dollars expressed in thousands)
        Three months or less.........................................           $47,112
        Over three months through six months.........................             4,154
        Over six months through twelve months........................             4,217
        Over twelve months...........................................            13,349
                                                                                -------
         Total.......................................................           $68,832
                                                                                =======

     Management believes the available liquidity and earnings of the Bank will be sufficient to provide funds for growth and to meet the Company's operating and debt service requirements both on a short-term and long-term basis.

                         Capital

     Risk-based capital guidelines for financial institutions are designed to relate regulatory capital requirements to the risk profiles of the specific institutions and to provide more uniform requirements among the various regulators. The Company and the Bank are required to maintain a minimum risk-based capital to risk-weighted assets ratio of 8.00%, with at least 4.00% being "Tier 1" capital. Tier 1 capital is composed of total stockholders' equity, less the excess of net deferred tax assets, which is more fully described below. In addition, a minimum leverage ratio (Tier 1 capital to total assets) of 3.00% plus an additional cushion of 100 to 200 basis points is expected.

     At June 30, 1995 and December 31, 1994, the Company's and
the Bank's capital ratios were as follows:
                                        Risk-based capital ratios
                                        -------------------------
                                        Total              Tier 1      Leverage Ratio
                                        -----              ------      --------------
                                   1995      1994      1995      1994   1995    1994
                                   ----      ----      ----      ----   ----    ----
     Company....................   12.95%    17.50%    12.07%    16.28%  9.62%  11.97%
     Bank.......................    8.31      9.25      7.42      8.04   5.92    5.82

     The decrease in the risk-based capital and leverage ratios for the Company are primarily due to an increase in the risk-weighted assets of $12 million at June 30, 1995 in comparison to December 31, 1994, and a change in regulation affecting the treatment of net deferred tax assets. The change in regulation, which was effective for the Company on April 1, 1995, limits the amount of net deferred tax assets, as adjusted for any amounts applicable to the SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities", that are included in Tier 1 capital. The amount of net deferred tax assets that may be included in Tier 1 capital is limited to the lesser of the amount of net deferred tax assets that the Company expects to realize over the next twelve month period or 10% of Tier 1 capital. The amount expected to be realized by the Company over the next twelve month period has been estimated at $1.6 million and is included in Tier 1 capital as it is less than 10% of Tier 1 capital. The remaining amount of the net deferred tax assets, as adjusted, of $9.4 million for the Company has been subtracted from stockholders' equity in arriving at Tier 1 capital at June 30, 1995.

     The decrease in the risk-based capital ratios for the Bank is primarily due to an increase in the risk-weighted assets of the Bank of $27 million at June 30, 1995 in comparison to December 31, 1994. The regulation affecting the treatment of net deferred tax assets was already in effect for the Bank as of December 31, 1994. The increase in the Bank's leverage ratio is primarily due to the earnings of the Bank for the six month period ended June 30, 1995.

              PART II - OTHER INFORMATION


Item 6 -  Exhibits

These exhibits are numbered in accordance with the Exhibit
Table of Item 601 of  Regulation S-K.

Exhibit
Number    Description
-------   -----------
  27      Article 9 - Financial Data Schedule
                  (EDGAR only)


                       SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              BancTEXAS GROUP INC.
                                                   Registrant



Date: August 11, 1995               By:  /s/James F. Dierberg
                                         --------------------
                                            James F. Dierberg
                                            Chairman, President
                                            and Chief Executive
                                            Officer



Date: August 11, 1995               By:  /s/ Allen H. Blake
                                         ------------------
                                             Allen H. Blake
                                             Chief Financial Officer
                                             and Secretary
                                             (Principal Financial Officer)