Form 10-Q
period 1995-09-30
BANCTEXAS GROUP INC
filed 1995-11-15
CIK 310979

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C.   20549


                                  FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION  13  OR 15(d)  OF THE
                       SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1995

                                     OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 0-8937
                       ------

                          FIRST BANKS AMERICA, INC.
                          -------------------------
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

                           BancTEXAS GROUP INC.
           ---------------------------------------------------
          (Former name, former address, and former fiscal year,
                    if changed since last report)

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X   No
                               -----   -----

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                                 Outstanding at
                Class                                           October 31, 1995
                -----                                           ----------------

Common Stock, $.01 par value                                       1,343,468
Class B Common Stock, $.01 par value                               2,500,000


                                      INDEX

                                                                                Page

PART I      FINANCIAL INFORMATION


   Item 1.  Financial Statements:
            Consolidated Balance Sheets as of September 30, 1995
              and December 31, 1994                                              -2-
            Consolidated Statements of Income for the three and nine months
              ended September 30, 1995 and 1994                                  -4-
            Consolidated Statements of Cash Flows for the nine months
              ended September 30, 1995 and 1994                                  -5-
            Notes to Consolidated Financial Statements                           -6-

   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                                -7-


PART II     OTHER INFORMATION

   Item 2.  Changes in Securities                                               -13-

   Item 4.  Submission of Matters to a Vote of Security Holders                 -13-

   Item 6.  Exhibits                                                            -14-


Signatures                                                                      -15-



                                  PART I - FINANCIAL INFORMATION
                                    Item 1 Financial Statements
                                      First Banks America, Inc

                             Consolidated Balance Sheets (unaudited)
                     (dollars expressed in thousands, except per share data)



                                                                               September 30,    December 31,
                           ASSETS                                                  1995            1994
                           ------                                              -------------    ------------

Cash and cash equivalents:
    Cash and due from banks                                                     $     8,282         14,029
    Interest-bearing deposits with other financial institutions-
       with maturities of three months or less                                          705         25,042
    Federal funds sold                                                                2,200          8,000
                                                                               -------------    ------------
          Total cash and cash equivalents                                            11,187         47,071
                                                                               -------------    ------------

Investment securities - available-for-sale, at market value                          72,931         61,400
                                                                               -------------    ------------

Loans:
   Commercial, financial and agricultural                                            12,689         14,556
   Real estate construction and development                                          24,219         13,793
   Real estate mortgage                                                              11,547         14,796
   Consumer and installment                                                         156,190        157,570
   Loans held for sale                                                                    -          7,253
                                                                               -------------    ------------
          Total loans                                                               204,645        207,968
  Unearned discount                                                                  (2,309)        (4,654)
  Allowance for possible loan losses                                                 (5,953)        (2,756)
                                                                               -------------    ------------
          Net loans                                                                 196,383        200,558
                                                                               -------------    ------------

Bank premises and equipment, net of accumulated depreciation                          6,563          6,511
Accrued interest receivable                                                           1,239          1,146
Foreclosed property, net                                                                954          1,553
Deferred income taxes                                                                16,131         12,517
Other assets                                                                          1,356          1,034
                                                                               -------------    ------------
          Total assets                                                          $   306,744        331,790
                                                                               =============    ============

                                      FIRST BANKS AMERICA, INC
                              Consolidated Balance Sheets (unaudited)
                     (dollars expressed in thousands, except per share data)
                                            (continued)


                                                                               September 30,     December 31,
                              LIABILITIES                                          1995             1994
                              -----------                                      -------------     ------------
Deposits:
     Demand:
       Non-interest bearing                                                     $    42,662         45,418
       Interest bearing                                                              20,656         24,678
     Savings                                                                         55,998         54,377
     Time:
       Time deposits of $100 or more                                                 24,740         23,063
       Other time deposits                                                           98,019         94,034
                                                                               -------------     ------------
          Total deposits                                                            242,075        241,570
Federal Home Loan Bank advances                                                      19,880         19,412
Federal funds purchased                                                                   -          4,800
Securities sold under agreements to repurchase                                          692         19,433
Other borrowings                                                                      2,253          1,863
Accrued interest payable                                                                810            716
Deferred income taxes                                                                 3,205          1,299
Accrued and other liabilities                                                         2,753          2,983
                                                                               -------------     ------------
          Total liabilities                                                         271,668        292,076
                                                                               -------------     ------------

                      STOCKHOLDERS' EQUITY
                      --------------------

Common Stock:
     Common stock, $.15 par value; 6,666,666 shares
       authorized; 1,390,335 and 1,377,535 shares issued and
      outstanding, respectively, at September 30, 1995 and
       1,370,268 shares issued and outstanding
       at December 31, 1994                                                             209            206
     Class B common stock, $.15 par value; 4,000,000 shares
       authorized; 2,500,000 shares issued and outstanding                              375            375
Capital surplus                                                                      39,229         39,133
Retained earnings since elimination of accumulated deficit
     of $259,117 effective December 31, 1994                                         (2,279)             -
Treasury stock, at cost; 12,800 shares at September 30, 1995                           (144)             -
Net fair value adjustment for securities available-for-sale                          (2,314)             -
                                                                               -------------     ------------
          Total stockholders' equity                                                 35,076         39,714
                                                                               -------------     ------------
          Total liabilities and stockholders' equity                            $   306,744        331,790
                                                                               =============     ============



     See accompanying notes to consolidated financial statements


                                                 FIRST BANKS AMERICA, INC
                                       Consolidated Statments of Income (unaudited)
                                  (dollars expressed in thousands, except per share data)


                                                                                        Three months ended      Nine months ended
                                                                                           September 30,          September 30,
                                                                                       --------------------    ------------------
                                                                                         1995        1994        1995      1994
                                                                                       --------    --------    --------  --------
Interest income:
    Interest and fees on loans                                                         $ 4,472       3,838      13,204    11,016
    Investment securities                                                                1,050       2,048       3,708     5,910
    Federal funds sold and other                                                            69          17         392       120
                                                                                       --------    --------    --------  --------
          Total interest income                                                          5,591       5,903      17,304    17,046
                                                                                       --------    --------    --------  --------
Interest expense:
   Deposits:
       Interest-bearing demand                                                             115         122         351       357
       Savings                                                                             493         439       1,601     1,240
       Time deposits of $100 or more                                                       376         192         945       616
       Other time deposits                                                               1,347       1,013       3,745     2,973
   Federal Home Loan Bank advances                                                         386         425       1,126       911
   Securities sold under agreements to repurchase                                          176         778         754     2,359
   Other borrowings                                                                         40          80         119       143
                                                                                       --------    --------    --------  --------
          Total interest expense                                                         2,933       3,049       8,641     8,599
                                                                                       --------    --------    --------  --------
          Net interest income                                                            2,658       2,854       8,663     8,447
Provision for possible loan losses                                                       4,425         455       5,525       605
                                                                                       --------    --------    --------  --------
          Net interest income (loss) after provision for possible loan losses           (1,767)      2,399       3,138     7,842
                                                                                       --------    --------    --------  --------
Noninterest income:
       Service charges on deposit accounts and customer service fees                       384         397       1,087     1,191
       Loan servicing fees, net                                                             30         101         138       371
       Loss on sales of investment securities, net                                         (99)     (7,055)        (99)   (7,055)
       Other income                                                                        271          66       1,232       418
                                                                                       --------    --------    --------  --------
          Total noninterest income                                                         586      (6,491)      2,358    (5,075)
                                                                                       --------    --------    --------  --------
Noninterest expenses:
       Salaries and employee benefits                                                    1,000       3,728       3,247     7,168
       Occupancy, net of rental income                                                     429         317         989       961
       Furniture and equipment                                                             155         194         501       634
       Federal Deposit Insurance Corporation premiums                                      (17)        168         289       516
       Postage, printing and supplies                                                       26         136         240       416
       Data processing fees                                                                 81         235         575       706
       Legal, examination, and professional fees                                           331         274         884     1,031
       Communications                                                                      121         124         415       363
       Losses and expenses on foreclosed real estate, net of gains                          23         173         151       196
       Other expenses                                                                      450         257       1,319       621
                                                                                       --------    --------    --------  --------
          Total noninterest expenses                                                     2,599       5,606       8,610    12,612
                                                                                       --------    --------    --------  --------
          Income (loss) before provision for income taxes                               (3,780)     (9,698)     (3,114)   (9,845)
Provision (credit) for income taxes                                                     (1,061)     (9,209)       (835)   (9,209)
                                                                                       --------    --------    --------  --------
          Net income (loss)                                                            $(2,719)       (489)     (2,279)     (636)
                                                                                       ========    ========    ========  ========
Earnings (loss) per common share                                                       $ (0.66)      (0.20)      (0.56)    (0.34)
                                                                                       ========    ========    ========  ========
Weighted average shares of common stock and common stock
   equivalents outstanding (in thousands)                                                4,107       2,422       4,106     1,854
                                                                                       ========    ========    ========  ========



     See accompanying notes to consolidated financial statements


                                    FIRST BANKS AMERICA, INC
                       Consolidated Statments of Cash Flows (unaudited)
                                (dollars expressed in thousands)


                                                                                       Nine months ended
                                                                                         September 30,
                                                                                  --------------------------
                                                                                     1995            1994
                                                                                  ----------      ----------
Cash flows from operating activities:
   Net income (loss)                                                               $ (2,279)          (636)
   Adjustments to reconcile net income to net cash:
      Depreciation and amortization of bank premises and equipment                      276            545
      Amortization, net of accretion                                                   (347)           505
      Provision for possible loan losses                                              5,525            605
      (Increase) decrease in accrued interest receivable                                (93)          (389)
      Increase (decrease) in loans originated for sale                                    -          7,551
      Interest accrued on liabilities                                                 8,641          8,599
      Payments of interest on liabilities                                            (8,547)        (8,606)
      Provision for income taxes                                                       (835)        (9,209)
      Loss on sale of investment securities                                              99          7,055
      Other                                                                            (116)         1,909
                                                                                  ----------      ----------
          Net cash provided by (used in) operating activities                         2,324          7,929
                                                                                  ----------      ----------
Cash flow from investing activities:
    Sales of investment securities                                                   13,149              -
    Maturities of investment securities                                              44,278         22,964
    Purchases of investment securities                                              (67,057)       (30,703)
    Net increase in loans                                                            (1,854)       (33,456)
    Recoveries of loans previously charged off                                          504            879
    Purchases of bank premises and equipment                                           (328)          (225)
    Other investing activities                                                       (4,676)         1,349
                                                                                  ----------      ----------
          Net cash provided by (used in) investing activities                       (15,984)       (39,192)
                                                                                  ----------      ----------
Cash flow from financing activities:
    Increase (decrease) in deposits                                                     505            391
    Decrease in borrowed funds                                                      (22,683)       (14,754)
    Purchase of treasury stock                                                         (144)             -
   Other financing activities                                                            98            125
                                                                                  ----------      ----------
          Net cash provided by (used in) financing activities                       (22,224)       (14,238)
                                                                                  ----------      ----------
          Net increase (decrease) in cash and cash equivalents                      (35,884)       (15,501)
Cash and cash equivalents, beginning of period                                       47,071         25,490
                                                                                  ----------      ----------
Cash and cash equivalents, end of period                                           $ 11,187          9,989
                                                                                  ==========      ==========
Noncash investing and financing activities:
    Transfer of loans to loans held for sale                                       $  7,253          8,419
    Loans to facilitate sale of foreclosed real estate                                    -             90
                                                                                  ==========      ==========




                  See accompanying notes to consolidated financial statements


                            FIRST BANKS AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   (1)   Basis of Presentation

      The accompanying consolidated financial statements of First Banks America, Inc. (FBA) (formerly BancTEXAS Group Inc.) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 1994 annual report on Form 10K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation, have been included. Operating results for the three and nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995.

      The consolidated financial statements include the accounts of the parent company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

      On August 23, 1995, the Common and Class B Common stock shareholders of FBA approved a reverse stock split. The reverse split converted 15 shares of Common Stock or Class B Common stock into one share of Common Stock or Class B Common Stock, respectively. Accordingly, all per share amounts, as well as ending and average common shares data, have been restated to reflect the one-for-15 reverse stock split.

      Certain reclassifications of 1994 amounts have been made to conform with the 1995 presentation.

   (2)   Transactions with Related Party

      FBA purchases certain services and supplies from or through its majority shareholder, First Banks, Inc. (First Banks). This includes the purchase of insurance policies, office supplies and other commonly-used banking products which could be acquired more economically than had previously been possible for FBA separately. The amount of these purchases was not material to the consolidated financial position or results of operations of FBA for the three and nine month periods ended September 30, 1995.

      In December 1994, the Board of Directors of BankTEXAS N.A. (the Bank), a wholly owned subsidiary of FBA, approved a data processing agreement and a management fee agreement with First Banks. Under the data processing agreement, a subsidiary of First Banks began providing data processing and various related services to the Bank beginning in February 1995. The fees for such services are significantly less than the Bank was paying to its non-affiliated vendors. The management fee agreement provides that the Bank will compensate First Banks on an hourly basis for its use of personnel for various functions including internal auditing, loan review, income tax preparation and assistance, accounting, asset/liability and investment services, loan servicing and other management and administrative services. Hourly rates for such services compare favorably with those for similar services from unrelated sources, as well as the internal costs of the Bank personnel which were used previously, and it is estimated the aggregate cost for the services will be significantly more economical than those previously incurred by the Bank separately. Fees paid under these agreements were $185,000 and $602,000 for the three and nine month periods ended September 30, 1995, respectively.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

                                 General

      FBA is a registered bank holding company, incorporated in Delaware and headquartered in Houston, Texas. At September 30, 1995, the Company had approximately $307 million in total assets; $202 million in total loans, net of unearned discount; $242 million in total deposits; and $35.1 million in total stockholders' equity. The Company operates through its subsidiary bank, BankTEXAS N.A. (the Bank).

      Through the Bank, FBA offers a broad range of commercial and personal banking services including certificate of deposit accounts, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial, financial, agricultural, real estate construction and development, residential real estate and consumer and installment loans. Other financial services include credit-related insurance, automatic teller machines and safe deposit boxes.

                              Financial Condition

      FBA's total assets were $307 million and $332 million at September 30, 1995 and December 31, 1994, respectively. The primary fluctuations from December 31, 1994 were an increase in investment securities of $11.5 million and a decrease in cash and cash equivalents of $35.9 million.

                              Results of Operations
Net Income

      Net loss for the three months ended September 30, 1995 was $2.72 million in comparison to a net loss of $489,000 For the same period in 1994. Net loss for the nine months ended September 30, 1995 was $2.28 million compared to a net loss Of $636,000 for the same period in 1994. For the three months ended September 30, 1995, the net loss reflects a sharply higher provision for loan losses in comparison to the same period in 1994. As more fully described below, the substantial increase in the provision for loan losses reflects higher than expected loan losses which have been experienced during 1995 and the relatively high level of loans which are over 30 days past due.

Net Interest Income

      Net interest income was $2.66 million, or 3.60% of average interest earning assets, for the three months ended September 30, 1995, compared to $2.85 million, or 3.32% for the same period in 1994. Net interest income was $8.66 million, or 3.96% of average interest earning assets, for the nine months ended September 30, 1995 in comparison to $8.45 million or 3.24% for the same period in 1994. The increase in net interest income for the nine months ended September 30, 1995, is primarily attributable to the additional capital of $30 million from the sale of Class B common stock to First Banks on August 31, 1994. The interest income earned from the use of the additional capital was substantially offset by a reduction of net interest income resulting from a decrease in the average earning assets of approximately $49.8 million and $55.4 million for the three and nine month periods ended September 30, 1995, respectively, in comparison to the same periods in 1994. The decrease in average earning assets for 1995 in comparison to 1994 was primarily attributable to sales of investment securities which occurred in the fourth quarter of 1994.

Provision for Possible Loan Losses

      The provision for possible loan losses was $4.4 million and $5.5 million for the three and nine month periods ended September 30, 1995, respectively, in comparison to $455,000 and $605,000 for the same periods in 1994. Net loan charge-offs were $743,000 and $2.3 million for the three and nine month periods ended September 30, 1995, respectively, in comparison to $296,000 and $613,000 for the same periods in 1994. As a result of the increased provision for loan losses , the allowance for loan losses was $6.0 million, or 2.94% of total loans, as of September 30, 1995, compared to $2.8 million, or 1.36% of total loans, as of December 31, 1994. Loans which were either 90 days or more past and still accruing or on non-accrual status totaled
$967,000 at September 30, 1995, representing a relatively modest .48% of total loans at that date. However, loans which were between 30 and 89 days past due were $6.1 million at September 30, 1995, in comparison to $1.0 million and $1.3 million at December 31, 1994 and September 30, 1994, respectively.

      The increase in the provision for possible loan losses is attributable to the increased level of loan charge-offs and loans past due over 30 days within the automobile loan portfolio and management's evaluation of the quality of the loans in the portfolio. Because of the increased loan charge-offs and loans past due over 30 days, FBA conducted an extensive internal review of the reasons for the losses and increasing level of loans past due over 30 days. In addition, the level of loan charge-offs is partly due to a change in the practice and timing of recording such charge-offs. Previously, FBA charged-off the remaining balance of a loan after reducing that amount by the estimated value which the collateral would have been when it is in the possession of the Company. Currently, FBA charges-off the remaining balance of a loan after the loan has become 120 days or more past due, even if the collateral is not yet in the possession of FBA. When the collateral is subsequently received by FBA, the charged-off amount is adjusted for the value of the collateral. Also, in an effort to further reduce the overall level of loan charge-offs within this portfolio, FBA has increased its collection efforts and has implemented more stringent lending practices, including regular reviews of new loans originated and strict adherence to approved policies and practices.

Noninterest Income

      Noninterest income improved from a loss of $6.49 million to income of $586,000 for the three months ended September 30, 1994 and 1995, respectively. Noninterest income for the nine months ended September 30, 1995 was $2.36 million in comparison to a loss of $5.08 million for the same period in 1994. The reported losses for the periods in 1994 related to a loss of $7.1 million on sale of $115 million of securities which was realized in the third quarter of 1994.

      Loan servicing fees decreased to $30,000 and $138,000 for the three and nine months ended September 30, 1995, in comparison to $101,000 and $371,000 for the same periods in 1994. The decrease is due to a reduction in the amount of loans serviced for others to $10.9 million at September 30, 1995 from $28.8 million at September 30, 1994. Loans serviced for others consist of automobile loans which were sold with servicing retained by FBA. The decrease in the loan servicing portfolio is attributable to FBA's decision to retain new loan originations in its loan portfolio.

      Noninterest income also includes net investment security losses of $99,000 and $7.06 million for the three months ended September 30, 1995 and 1994, respectively. The securities sold during 1995 were classified as available-for-sale within the investment security portfolio. For the three months ended September 30, 1995, the gross gains from the sales of securities were $1.2 million. The gross gains on sales of investment securities were offset by the recognition of $1.3 million of hedging losses. The sales of investment securities during 1994 were executed in connection with the restructuring of the investment portfolio and to provide funds to reduce borrowings.

      Other income for the three months ended September 30, 1995 includes $179,000 from the termination of the Directors' Retirement Plan. FBA had previously adopted a noncontributory defined benefit pension plan covering non-employee directors of FBA and the Bank. The Directors' Retirement Plan was terminated by the Board of Directors on September 11, 1995. The income represents the nonvested portion previously expensed by FBA under the Directors' Retirement Plan.

      Other income for the nine months ended September 30, 1995 includes $802,000 which was maintained in a trust. The trust which was established during 1990 and subsequently funded by FBA to provide limited protection against personal claims being taken or threatened against FBA's officers and directors and potential costs of litigation. Prior to FBA's affiliation with First Banks, officer and director liability insurance was not economically feasible. Considering the cost of such insurance, certain legal claims pending against FBA at that time and the potential for additional claims, FBA elected to establish and fund this trust. Since officer and director coverage is now available at a reasonable price, the trust fund is no longer necessary and, accordingly, was terminated, at which time the funds were returned to FBA.

      Other income for the nine months ended September 30, 1994 includes a $255,000 legal settlement. The legal settlement related to a lawsuit filed against the Federal Deposit Insurance Corporation regarding the closure of the FBA's former subsidiary, BankTEXAS Dallas.

Noninterest Expenses

      Noninterest expenses decreased by $3.01 million to $2.60 million from $5.61 million for the three months ended September 30, 1995 and 1994, respectively. For the nine months ended September 30, 1995 and 1994, noninterest expenses decreased by $4.00 million to $8.61 million from $12.61 million, respectively. While virtually each functional area of FBA has experienced reductions in noninterest expenses, the decrease is primarily attributable to salaries and employee benefits.

      The decrease in salaries and employee benefits of $2.73 million to $1.00 million from $3.73 million for the three months ended September 30, 1995 and 1994, respectively, and of $3.92 million to $3.25 million from $7.17 million for the nine months ended September 30, 1995 and 1994, respectively, relates primarily to reductions in staff. FBA's staff was reduced to 95 employees
(85 full-time; 10 part-time) at September 30, 1995, from the 167 full-time employees at September 30, 1994, or by 43%.

      Offsetting the decrease in salaries and employee benefits were increases in other expenses of $193,000 to $450,000 from $257,000 for the three months ended September 30, 1995 and 1994, respectively, and of $698,000 to $1.32 million from $621,000 for the nine months ended September 30, 1995 and 1994, respectively, which were primarily attributable to the conversion and centralization of data processing and certain operating functions to First Banks' systems and procedures.

      On August 8, 1995, the Federal Deposit Insurance Corporation (FDIC) voted to reduce the deposit insurance premiums paid by most members of the Bank Insurance Fund (BIF) and to keep existing assessment rates intact for
members of the Savings Association Insurance Fund (SAIF).   Under the reduced
assessment rate schedule for the BIF, the best-rated institutions will pay an annual rate of four cents per $100.00 of assessable deposits, down from the current rate of 23 cents per $100.00. The weakest BIF and SAIF institutions will continue to pay 31 cents per $100.00 of assessable deposits. The reduction in the BIF rates are effective retroactively back to June 1, 1995. FBA is a BIF depository institution and was assessed four cents per $100.00. The reduced BIF rates resulted in a refund of previously paid deposit insurance premiums from the FDIC of $147,000. The refund is reflected as a reduction to FDIC premium expense for the three months ended September 30, 1995.

                          Lending and Credit Management

      Interest earned on the loan portfolio is the primary source of income of FBA. Total loans, net of unearned discount, represented 66.0% and 61.3% of total assets as of September 30, 1995 and December 31, 1994, respectively. FBA has experienced modest improvements in commercial and consumer loan demand during the three and nine month period ended September 30, 1995 which was offset by the effects of more stringent lending practices with respect to its automobile loan portfolio. Total loans, net of unearned discount, were $202 million and $203 million at September 30, 1995 and December 31, 1994, respectively.

      FBA's nonperforming loans consist of loans on a nonaccrual status and
loans on which the original terms have been restructured.   Nonperforming
loans were $545,000 and $293,000 at September 30, 1995 and December 31, 1994, respectively. Impaired loans, consisting of nonaccrual loans and consumer installment loans 60 days or more past due, were $2.2 million at September 30, 1995 and averaged $1.7 million for the nine months ended September 30,
1995.   Loans past due 30 to 89 days or over 90 days and still accruing totaled $6.5 million and $1.6 million at September 30, 1995 and December 31, 1994, respectively.

      The allowance for possible loan losses is based on past loan loss experience, on FBA management's evaluation of the quality of the loans in the portfolio and on the anticipated effect of national and local economic conditions relative to the ability of loan customers to repay. Each quarter, the allowance for possible loan losses is revised relative to FBA's internal watch list and other data to determine its adequacy. The provision for possible loan losses is management's estimate of the amount necessary to maintain the allowance at a level consistent with this evaluation. As adjustments to the allowance for possible loan losses are considered necessary, they are reflected in the results of operations.

                        Interest Rate Risk Management

      Managing interest rate risk is fundamental to banking. Banking institutions manage the inherently different maturity and repricing characteristics of the lending and deposit-taking activities to achieve a desired interest rate sensitivity position and to limit their exposure to interest rate risk. The maturity and repricing characteristics inherent to the lending and deposit-taking activities tends to create a naturally liability-sensitive interest rate risk profile. By using a combination of on- and off-balance sheet financial instruments, FBA manages its interest rate sensitivity to within policy guidelines.

      FBA's objective regarding interest rate risk management is to position FBA such that changes in interest rates do not have a material adverse impact upon the net market value and net interest income of FBA. To measure the impact from interest rate changes, FBA recalculates its net market value and net interest income on a proforma basis over a one year horizon assuming instantaneous, permanent parallel shifts in the yield curve, of varying amounts of increases and decreases in rates. Larger increases or decreases in FBA's net market value and net interest income as a result of these assumed interest rate changes indicate greater levels of interest rate sensitivity than do smaller increases or decreases. As more fully described in the 1994 Annual Report on Form 10K, FBA uses a combination of derivative financial instruments including interest rate cap agreements, interest rate futures contracts and options on interest rate futures contracts to assist in achieving that objective.

      Derivative financial instruments held by FBA for purposes of managing interest rate risk are summarized as follows:

                                                      September 30, 1995      December 31, 1994
                                                      ------------------      -----------------
                                                    Notional      Credit    Notional       Credit
                                                     amount      exposure    amount       exposure
                                                    --------     --------   --------      --------
                                                           (dollars expressed in thousands)
Interest rate futures contracts                     $868,000         -       768,000          -
Interest rate cap agreements                          10,000        353       10,000         577
Options on interest rate futures contracts           405,000         44         -             -

      The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of FBA's credit exposure through its use of derivative financial instruments.
 The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives.

      FBA sells interest rate futures contracts to hedge the interest rate risk of its available-for-sale securities portfolio. In addition, during the third quarter of 1995, FBA purchased options on interest rate futures contracts. Interest rate futures contracts are commitments to either purchase or sell designated financial instruments at a future date for a specified price and may be settled in cash or through delivery of such financial instruments. Options on interest rate futures contracts confer the right to purchase or sell financial futures contracts at a specified price and are settled in cash. Changes in contract values are settled daily. Options and futures contracts have little credit risk because future exchanges are the counterparties. The contracts outstanding at September 30, 1995, which have expiration dates from December 1995 to September 1998 were selected to approximate the effective maturity of the available-for-sale securities portfolio.

      At September 30, 1995, the unamortized balance of net deferred losses on interest rate futures contracts was $3.14 million, which was applied to the carrying value of the available-for-sale securities portfolio as part of the mark-to-market valuation. At December 31, 1994, the unamortized balance of net deferred gains on interest rate futures contracts of $886,000 was applied to the carrying value of the available-for-sale securities portfolio in connection with the quasi-reorganization, as more fully described in Note 2 to the consolidated financial statements contained in the 1994 Annual Report on Form 10K. At September 30, 1995, the unamortized premium paid on the options to purchase interest rate futures contracts was $64,000 and was also applied to the carrying value of the available-for-sale securities portfolio as part of the mark-to-market valuation.

      The net change in the unamortized balance of net deferred losses is attributable to the significant decline in interest rates which occurred during the period from December 31, 1994 through September 30, 1995. The losses incurred on the interest rate futures contracts were partially offset by gains in the available-for-sale securities portfolio. The net loss in value to FBA, which totaled $2.3 million for the nine month period ended September 30, 1995, resulted from an increase in the projected prepayments of principal underlying the available-for-sale securities portfolio. These increased prepayment projections disproportionately shortened the expected lives of the available-for-sale securities portfolio in comparison to the effective maturity created with the hedge position. As a result, FBA adjusted its hedge position to coincide with the current expected life of the available-for-sale securities portfolio by reducing the number of outstanding interest rate futures contracts and purchasing options on interest rate futures contracts. The options will gain significant value in a falling interest rate environment.

      FBA also has an interest rate cap agreement to limit the interest expense associated with certain of its interest-bearing liabilities. In exchange for an initial fee, the interest rate cap agreement entitles FBA to receive interest payments when a specified index rate exceeds a predetermined rate. The agreement outstanding at September 30, 1995 effectively limits the interest rate to 5.0% on $10 million of interest-bearing liabilities from October 15, 1997 to May 15, 2000. At September 30, 1995 and December 31, 1994, the unamortized costs were $493,000 and $577,000, respectively, and were included in other assets. There are no amounts receivable under the agreement.

                               Liquidity

      The liquidity of FBA and the Bank is the ability to maintain a cash flow which is adequate to fund operations, service its debt obligations and meet other commitments on a timely basis. The primary sources of funds for liquidity are derived from customer deposits, loan payments, maturities, sales of investments and operations. In addition, FBA and the Bank may avail themselves of more volatile sources of funds through issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank. The aggregate funds acquired from those sources were $45.3 million at September 30, 1995 and $66.7 million at December 31, 1994.

      At September 30, 1995, FBA's more volatile sources of funds mature as follows:

                                                    (dollars expressed in thousands)
                                                    --------------------------------
      Three months or less                                       $23,723
      Over three months through six months                         4,244
      Over six months through twelve months                        8,273
      Over twelve months                                           9,072
                                                                 -------
        Total                                                    $45,312
                                                                 =======

      Management believes the available liquidity and future earnings of the Bank will be sufficient to provide funds for growth and to meet FBA's operating and debt service requirements both on a short-term and long-term basis.

                                  Capital

      Risk-based capital guidelines for financial institutions are designed to relate regulatory capital requirements to the risk profiles of the specific institutions and to provide more uniform requirements among the various regulators. FBA and the Bank are required to maintain a minimum risk-based capital to risk-weighted assets ratio of 8.00%, with at least 4.00% being "Tier 1" capital. Tier 1 capital is composed of total stockholders' equity excluding the net fair value adjustment for securities available-for-sale, less the excess of net deferred tax assets, which is more fully described below, and the net loss on financial futures contracts deferred for financial reporting purposes. In addition, a minimum leverage ratio (Tier 1 capital to total assets) of 3.00% plus an additional cushion of 100 to 200 basis points is expected.

      At September 30, 1995 and December 31, 1994, FBA's and the Bank's
capital ratios were as follows:
                                   Risk-based capital ratios
                                   -------------------------
                                 Total                  Tier 1              Leverage Ratio
                                 -----                  ------              --------------
                           1995        1994        1995        1994        1995        1994
                           ----        ----        ----        ----        ----        ----
   Company                12.05%      17.50%      10.78%      16.28%       8.64%      11.97%
   Bank                    8.38        9.25        7.12        8.04        5.87        5.82

      The decrease in the risk-based capital and leverage ratios for FBA is primarily due to a change in regulation affecting the treatment of net deferred tax assets and the regulatory treatment of net deferred losses on financial futures contracts. The change in regulation, which was effective for FBA on April 1, 1995, limits the amount of net deferred tax assets, as adjusted for any amounts applicable to the SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities", that are included in Tier 1 capital. The amount of net deferred tax assets that may be included in Tier 1 capital is limited to the lesser of the amount of net deferred tax assets that FBA expects to realize over the next twelve month period or 10% of Tier 1 capital. The amount expected to be realized by FBA over the next twelve month period has been estimated at $1.6 million and is included in Tier 1 capital as it is less than 10% of Tier 1 capital. The remaining amount of the net deferred tax assets, as adjusted, of $10.4 million for FBA has been subtracted from stockholders' equity in arriving at Tier 1 capital at September 30, 1995. For purposes of determining regulatory capital ratios, net deferred hedging losses are deducted from the amount of stockholders' equity.

      The decrease in the risk-based capital and leverage ratios for the Bank is primarily due to an increase in the net deferred losses on financial futures contracts.

                         PART II - OTHER INFORMATION

Item 2 -    Changes in Securities

      A one-for fifteen reverse stock split was implemented with respect to both Common Stock and Class B Common Stock following the annual meeting of the stockholders on August 23, 1995. These changes were effected by amendments to FBA's Certificate of Incorporation which became effective on September 1, 1995 and are reflected in the Restated Certificate of Incorporation which is attached to this Report as Exhibit 3(a).

      The reverse stock split reduced the overall number of shares of authorized and outstanding Common Stock and Class B Common Stock by a factor of fifteen, with each resulting share representing a proportionately larger interest in FBA. No fractional shares were issued and holders of fewer than fifteen shares of Common Stock, prior to the reverse stock split, received cash in lieu of new shares. First Banks, as the owner of all of the 37.5 million shares of Class B Common Stock outstanding prior to the reverse stock split, received 2.5 million new shares of Class B Common Stock as a result of this change, which did not affect the relationship between the Common Stock and the Class B Common Stock.

Item 4 -    Submission of Matters to a Vote of Security Holders

      On August 23, 1995, FBA held its annual meeting of shareholders (Annual Meeting) at which time the stockholders elected six directors and also acted on two other proposals.

      The six directors were elected with the following vote totals:

                                                      For                   Withheld           Broker Non-Votes
                                                      ---                   --------           ----------------
Allen H. Blake                                    53,722,367               1,504,235               3,037,423
Charles A. Crocco, Jr.                            53,851,055               1,375,547               3,037,423
James F. Dierberg                                 53,822,995               1,403,607               3,037,423
Edward T. Story, Jr.                              53,882,356               1,344,246               3,037,423
Mark T. Turkcan                                   53,714,246               1,512,356               3,037,423
Donald W. Williams                                53,773,821               1,452,781               3,037,423


   The following matters were also voted on at the Annual Meeting, with the voting results indicated:
                                                                             Withheld
                                                                             --------
Proposal                           For              Against          Abstentions  Broker Non-Votes
--------                           ---              -------          -----------  ----------------
Approval to change
the name of the
corporation from
"BancTEXAS Group
Inc." to "First Banks
America, Inc."                  53,996,997         1,069,977           159,628        3,037,423

                                                                             Withheld
                                                                             --------
Proposal                           For              Against          Abstentions  Broker Non-Votes
--------                           ---              -------          -----------  ----------------
Approval of reverse
stock split whereby
each 15 shares of
Common Stock or
Class B Common
Stock will be converted
into one share of Common
or Class B Common,
respectively.                   52,181,962         2,360,341           684,299         3,037,423


Item 6 -    Exhibits

These exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
Number     Description
------     -----------

   3(a)    Restated Certificate of Incorporation

  27       Article 9 - Financial Data Schedule
                       (EDGAR only)


                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         FIRST BANKS AMERICA, INC.
                                               Registrant



Date: November 14, 1995                  By: /s/ James F. Dierberg
                                            ----------------------------------
                                                 James F. Dierberg
                                                 Chairman, President
                                                 and Chief Executive
                                                 Officer



Date: November 14, 1995                  By: /s/ Allen H. Blake
                                            ----------------------------------
                                                 Allen H. Blake
                                                 Vice President,
                                                 Chief Financial Officer
                                                 and Secretary
                                                 (Principal Financial Officer)