Form 10-K405
period 1995-12-31
FIRST BANKS AMERICA INC
filed 1996-04-01
CIK 310979

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K
(Mark one)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1995
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number:  0-8937

                            First Banks America, Inc.
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price of the Common Stock on the New York Stock Exchange on March 19, 1996 was $12,752,417. For purposes of this computation, officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers or 5% beneficial owners are, in fact, affiliates of the registrant.

     As of March 19, 1996, 1,314,663 shares of the registrant's Common Stock, $.15 par value and 2,500,000 shares of the registrant's Class B Common Stock, $.15 par value, were outstanding. Documents incorporated by reference: Portions of the Annual Report to Stockholders for the year ended December 31, 1995 are incorporated by reference into Part I and II of this report.

                                     PART I


Item 1.  Business

General

     First Banks America, Inc., a bank holding company headquartered in Houston, Texas ("FBA" or the "Company"), was organized as a Delaware corporation in 1978 and was known as BancTEXAS Group Inc. until the corporate name changed in August 1995. The Company's executive office is located at 8820 Westheimer Road,
Houston, Texas. The principal function of the Company is to assist the management of its banking subsidiary, BankTEXAS N.A. (the "Bank") in asset and liability management, planning, operating policies and procedures, loan participation, personnel management, internal audit and control procedures, loan review and regulatory compliance. The Bank operates under the day-to-day management of its own officers with guidance from FBA.

     At December 31, 1995, FBA had, on a consolidated basis, approximately $296.6 million in total assets, $187.3 million in total loans net of unearned discount, $249.2 million in total deposits, and $35.2 million in total stockholders' equity.

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

     In 1994 FBA issued and sold 2,500,000 shares of Class B common stock (the "Class B Stock") in exchange for $30 million cash in a private placement. The purchaser of the Class B Stock was First Banks, Inc., a multi-bank holding company headquartered in St. Louis, Missouri ("First Banks"). As a result of this transaction, First Banks became the owner of approximately 65.05% of the then outstanding voting stock of FBA, which includes the Class B Common Stock and the class of common stock owned by all other stockholders (referred to herein as the "Common Stock"). The Class B Stock is generally equivalent to the Common Stock except that it is not registered with the Securities and Exchange Commission, not listed on any exchange and, with limited exceptions, it is not transferable, other than to an affiliate of First Banks. In the event FBA were to commence the payment of dividends to its shareholders, the Class B Stock would receive dividends only to the extent that the dividends on the Common Stock exceed $.45 per share annually. The terms of the Class B Stock allow First Banks to purchase additional shares of Class B Stock if a sufficient number of additional shares of Common Stock are issued to cause its ownership to fall below 55%, at prices to be determined based on a formula related to the book value per share of common stock. The Class B Stock is convertible into shares of Common Stock at any time after August 31, 1999 at the option of First Banks.

     The Company implemented a one-for-fifteen reverse stock split effective August 31, 1995, whereby each fifteen shares of Common Stock and Class B Common Stock were converted into one share of Common Stock and Class B Common Stock, respectively, and the par values of each share of stock of each class was changed from $.01 to $.15. References in this report to either class of such stock refer to the same after giving effect to the reverse stock split, and the numbers of shares referred to in periods prior to the effective date of the reverse stock split are restated in this Report to give effect to the reverse stock split.

     Following the private placement of Class B Common Stock, the Company and the Bank began purchasing certain services and supplies, including data processing services, internal auditing, loan review, income tax preparation and assistance, accounting, asset/liability and investment services, loan servicing and other management and administrative services, through its majority stockholder, First Banks. Additional information regarding the nature of the arrangements with First Banks appears in Note 14 to the Consolidate Financial Statements in the 1995 Annual Report to Stockholders and is incorporated herein by reference.

     For a description of the general business of FBA during the past year, see "Management's Discussion and Analysis - General" on page 3 of the FBA 1995 Annual Report to Stockholders, which is incorporated herein by reference.

The Company's Market Areas

     The banking industry in Texas and the Company are affected by general economic conditions at the federal and state levels and in the localities in which operations are conducted; these general conditions include changes in prevailing rates of interest, inflation and unemployment as well as business trends and numerous other factors beyond the Company's control. The Texas banking industry has undergone a series of significant changes in the past several years, during which the Texas economy declined and the conditions of some industries--particularly the energy and real estate industries-- severely deteriorated, ultimately affecting large numbers of banks and savings institutions in the state, including FBA and the Bank. These changes were responsible in part for the entry into Texas of large banking and thrift organizations headquartered in other regions of the United States and contraction in the number of banking organizations based in the state, following both federally-assisted takeovers and private acquisitions. As the Texas economy improved beginning in the early 1990's, the trend toward consolidations and mergers within the financial services industry has continued and accelerated.

     FBA's business and operating results will continue to be affected by changes in national economic conditions and by factors having a particular impact on the Texas economy or that of the localities in which its banking operations are conducted. The Company has sought to improve its prospects for growth and future earnings by identifying potential acquisition targets with which its operations could be effectively combined. FBA's acquisition efforts have in the past been limited to Texas banking organizations, but purchase prices for such organizations have increased significantly in the past several years. Management and the Board of Directors have decided to pursue potential banking acquisitions in other markets, particularly in California, without ruling out future transactions in Texas. No acquisition transactions occurred in 1995.

Lending Activities

     Lending activities are conducted pursuant to a written loan policy which has been adopted by the Bank. These activities are discussed more fully in the section of the FBA 1995 Annual Report to Stockholders entitled "Management's Discussion and Analysis" under the headings "Financial Condition and Average Balances" and "Loans and Allowance for Possible Loan Losses." Each loan officer has a defined lending authority, and loans made by each officer must be reviewed by a loan committee of the Bank or the Bank's board of directors, depending on the amount of the loan request.

     Generally, loans are limited to borrowers residing or doing business in the Bank's immediate market area. The Company offers the following types of loans: commercial, financial, agricultural, municipal and industrial development, real estate construction and development, commercial and residential real estate, consumer and installment loans. The loan portfolio composition for the five years ended December 31, 1995 is included on page 12 of the Annual Report to Stockholders for 1995 and is incorporated herein by reference.

Investment Portfolio

     The Company has established a written investment policy which has been adopted by the Bank and is reviewed annually. The investment policy identifies investment criteria and states specific objectives in terms of risk, interest rate sensitivity and liquidity. Among the criteria the investment policy directs the management of the Bank to consider are the quality, term and marketability of the securities acquired for its investment portfolio. The Company does not engage in the practice of trading securities for the purpose of generating portfolio gains. A description of the investment portfolio composition is included on pages 30 through 32 of FBA's 1995 Annual Report to Stockholders and is incorporated herein by reference.

Deposits

     The Company's deposits consist principally of core deposits from the Bank's local market areas. The Bank does not accept brokered deposits. A table illustrating the distribution of the Bank's deposit accounts and the weighted average nominal interest rates on each category of deposits for the three years ending December 31, 1995 is included on page 15 of FBA's 1995 Annual Report to Stockholders and is incorporated herein by reference.

Competition and Branch Banking

     The activities in which the Bank is engaged are highly competitive. Those activities and the geographic markets served involve primarily competition with other banks, some of which are affiliated with large bank holding companies. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits.

     In addition to competing with other banks within its primary service areas, the Bank also competes with other financial intermediaries, such as thrifts, credit unions, industrial loan associations, securities firms, insurance companies, small loan companies, finance companies, mortgage companies, real estate investment trusts, certain governmental agencies, credit organizations and other enterprises. Additional competition for depositors' funds comes from United States Government securities, private issuers of debt obligations and suppliers of other investment alternatives for depositors. Many of the Company's non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally-insured banks and state regulations governing state-chartered banks. As a result, such non-bank competitors may have certain advantages over the Company in providing some services.

     The trend in the Bank's markets has been for multi-bank holding companies to acquire independent banks and thrifts. The Company believes it will continue to face competition in the acquisition of banks and thrifts from bank holding companies. Many of the financial institutions with which the Company competes are larger than the Company and have substantially greater resources available for making acquisitions.

     Subject to regulatory approval, both commercial banks and thrift institutions situated in Texas are permitted to establish branches throughout the state, thereby creating the potential for additional competition in the services areas of the Bank.

Supervision and Regulation

General

     The Company and the Bank are extensively regulated under federal and state law. These laws and regulations are intended to protect depositors, not stockholders. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Changes in applicable laws or regulations may have a material effect on the business and prospects of the Company. The operations of the Company may be affected by legislative changes and by the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic controls or new federal or state legislation may have in the future.

     FBA is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act") and, as such, is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the "FRB"). FBA's majority stockholder, First Banks, is both a registered bank holding company and a registered savings and loan holding company as defined in the Home Owners' Loan Act of 1934, as amended and, as such, is subject to regulations, supervision and examination by the Office of Thrift Supervision ("OTS"). FBA is required to file annual reports with the FRB and to provide the FRB such additional information as they may require.

     The Bank is subject to supervision and regulation by the Office the Comptroller of the Currency (the "OCC") and the Federal Deposit Insurance Corporation ("FDIC"), which provides deposit insurance to the Bank.

Recent and Pending Legislation

     The enactment of the legislation described below has significantly affected the banking industry generally and will have an ongoing effect on the Company and the Bank in the future.

     Financial Institutions Reform, Recovery, and Enforcement Act of 1989. The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") reorganized and reformed the regulatory structure applicable to financial institutions generally. Among other things, FIRREA enhanced the supervisory and enforcement powers for the federal bank regulatory agencies; required insured financial institutions to guaranty repayment of losses incurred by the FDIC in connection with the failure of an affiliated financial institution; required financial institutions to provide their primary federal regulator with notice, under certain circumstances, of changes in senior management and broadened authority for bank holding companies to acquire savings institutions.

     Under FIRREA, federal bank regulators were granted expanded enforcement authority over "institution-affiliated parties" (i.e., officers, directors, controlling stockholders, as well as attorneys, appraisers or accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution). Federal banking regulators have greater flexibility to bring enforcement actions against insured institutions and institution-affiliated parties, including cease and desist orders, prohibition orders, civil money penalties, termination of insurance and the imposition of operating restrictions and capital plan requirements. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Since the enactment of FIRREA, the federal bank regulators have significantly increased the use of written agreements to correct compliance deficiencies with respect to applicable laws and regulations and to ensure safe and sound practices. Violations of such written agreements are grounds for initiation of cease-and-desist proceedings. FIRREA granted the FDIC back-up enforcement authority to recommend enforcement action to an appropriate federal banking agency and to bring such enforcement action against a financial institution or an institution-affiliated party if such federal banking agency fails to follow the FDIC's recommendation. In addition, FIRREA generally requires public disclosure of final enforcement actions by the federal banking agencies.

     FIRREA also established a cross guarantee provision ("Cross Guarantee") pursuant to which the FDIC may recover from a depository institution losses that the FDIC incurs in providing assistance to, or paying off the depositors of, any of such depository institution's affiliated insured banks or thrifts. The Cross Guarantee thus enables the FDIC to assess a holding company's healthy Bank Insurance Fund (the "BIF") members and Savings Association Insurance Fund (the "SAIF") members for the losses of any of such holding company's failed BIF and SAIF members. Cross Guarantee liabilities are generally superior in priority to obligations of the depository institution to its stockholders due solely to their status as stockholders and obligations to other affiliates. Cross Guarantee liabilities are generally subordinated to deposit liabilities, secured obligations or any other general or senior liabilities, and any obligations subordinated to depositors or other general creditors.

     FIRREA requires a financial institution or holding company to give 30 days' prior written notice to its primary federal regulator of any proposed director or senior executive officer if the institution has been chartered or has undergone a change in control within the preceding two years or is not in compliance with the minimum capital requirements or otherwise is in a troubled condition. The regulator then has the opportunity to disapprove the proposed appointment. The federal banking agencies have adopted rules to implement the foregoing provisions that broadly define "senior executive officer" to include the president, chief financial officer, chief lending officer, chief investment officer, general counsel, or their functional equivalents, or any individual who exercises significant influence over, or participates in, major policy making decisions without regard to title, salary or compensation. The term "senior executive officer" also includes any employee of another entity hired to perform the functions of positions listed above. The term "troubled condition" refers to a financial institution: (i) that has received a composite rating of 4 or 5
(i.e.,  one  of  the  two  lowest  examination   ratings)  in  its  most  recent
examination; (ii) that is the subject of a capital directive or formal enforcement action or proceeding or written agreement entered into with the federal banking agency relating to safety or soundness or financial viability; or (iii) that is informed in writing by such agency that it has been deemed to be in troubled condition.

     The Federal Deposit Insurance Corporation Improvement Act of 1991. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was adopted to recapitalize the BIF and impose certain supervisory and regulatory reforms on insured depository institutions. FDICIA includes provisions, among others, to: (i) increase the FDIC's line of credit with the U.S. Treasury in order to provide the FDIC with additional funds to cover the losses of federally insured banks; (ii) reform the deposit insurance system, including the implementation of risk-based deposit insurance premiums; (iii) establish a format for closer monitoring of financial institutions to enable prompt corrective action by banking regulators when a financial institution begins to experience financial difficulty; (iv) establish five capital levels for financial institutions ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") that would impose more scrutiny and restrictions on less capitalized institutions; (v) require the banking regulators to set operational and managerial standards for all insured depository institutions and holding companies, including limits on excessive compensation to executive officers, directors, employees and principal stockholders, and establish standards for loans secured by real estate; (vi) adopt certain accounting reforms and require annual on-site examinations of federally insured institutions, including the ability to require independent audits of banks and thrifts; (vii) revise risk-based capital standards to ensure that they (a) take adequate account of interest-rate changes, concentration of credit risk and the risks of nontraditional activities, and (b) reflect the actual performance and expected risk of loss of multi-family mortgages; and (viii) restrict state-chartered banks from engaging in activities not permitted for national banks unless they are adequately capitalized and have FDIC approval. Further, FDICIA permits the FDIC to make special assessments on insured depository institutions, in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary. FDICIA also grants authority to the FDIC to establish semiannual assessment rates on BIF and SAIF member banks so as to maintain these funds at the designated reserve ratios.

     As noted above, FDICIA authorizes and, under certain circumstances, requires the federal banking agencies to take certain actions against institutions that fail to meet certain capital-based requirements. Under FDICIA, the federal banking agencies are required to establish five levels of insured depository institutions based on leverage limit and risk-based capital requirements established for institutions subject to their jurisdiction, plus, in their discretion, individual additional capital requirements for such institutions. Under the final rules that have been adopted by each of the federal banking agencies, an institution will be designated: (i) well-capitalized if the institution has a total risk-based capital ratio of 10% or greater, a core risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive, or prompt corrective action directive to meet and maintain a specific capital level for any capital measure; (ii) adequately capitalized if the institution has a total risk-based capital ratio of 8% or greater, a core risk-based capital ratio of 4% or greater, and a leverage ratio of 4% or greater (or a leverage ratio of 3% or greater if the institution is rated composite 1 in its most recent report of examination); (iii) undercapitalized if the institution has a total risk-based capital ratio that is less than 8%, a core risk-based capital ratio that is less than 4%, or a leverage ratio that is less than 4% (or a leverage ratio that is less than 3% if the institution is rated composite 1 in its most recent report of examination);
(iv) significantly undercapitalized if the institution has a total risk-based capital ratio that is less than 6%, a core risk-based capital ratio that is less than 3%, or a leverage ratio that is less than 3%; and (v) critically undercapitalized if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

     Undercapitalized institutions are required to submit capital restoration plans to the appropriate federal banking agency and are subject to certain operational restrictions. Moreover, companies controlling an undercapitalized institution are required to guarantee the subsidiary institution's compliance with the capital restoration plan subject to an aggregate limitation of the lesser of 5% of the institution's assets or the amount of the capital deficiency when the institution first failed to meet the plan.

     Significantly or critically undercapitalized institutions and undercapitalized institutions that fail to submit or comply with acceptable capital restoration plans will be subject to regulatory sanctions. A forced sale of shares or merger, restriction on affiliate transactions and restrictions on rates paid on deposits are required to be imposed by the banking agency unless it is determined that they would not further capital improvement. FDICIA generally requires the appointment of a conservator or receiver within 90 days after an institution became critically undercapitalized. The federal banking agencies have adopted uniform procedures for the issuance of directives by the appropriate federal banking agency. Under these procedures, an institution will generally be provided advance notice when the appropriate federal banking agency proposes to impose one or more of the sanctions set forth above. These procedures provide an opportunity for the institutions to respond to the proposed agency action or, where circumstances warrant immediate agency action, an opportunity for administrative review of the agency's action.

     As described under "Management's Discussion and Analysis - Capital" on pages 15 and 16 of FBA's 1995 Annual Report to Stockholders, the Bank was adequately capitalized as of December 31, 1995.

     Pursuant to FDICIA, the federal banking agencies adopted real estate lending guidelines pursuant to which each insured depository institution is required to adopt and maintain written real estate lending policies in conformity with the prescribed guidelines. Under these guidelines, each institution is expected to set loan to value ratios not exceeding the supervisory limits set forth in the guidelines. A loan to value ratio is generally defined as the total loan amount divided by the appraised value of the property at the time the loan is originated. The guidelines require that the institution's real estate policy also require proper loan documentation, and that it establish prudent underwriting standards.

     The FDICIA also contained the Truth in Savings Act, which requires clear and uniform disclosure of the rates and interest payable on deposit accounts by depository institutions and the fees assessable against deposit accounts, so that consumers can make a meaningful comparison between the competing claims of financial institutions with regard to deposit accounts and products.

     Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994. In September 1994, Congress enacted the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"). Beginning in September 1995, bank holding companies have a right to expand, by acquiring existing banks, into all states, even those which had theretofore restricted entry. The legislation also provides that, subject to future action by individual states, a holding company will have the right, commencing in 1997, to convert the banks which its owns in different states to branches of a single bank. A state is permitted to "opt out" of the law which will permit conversion of separate banks to branches, but is not permitted to "opt out" of the law allowing bank holding companies from other states to enter the state. The State of Texas adopted
"opt-out" legislation in 1995 which has the effect of delaying, or possibly preventing permanently, the conversion of banks in Texas to branches of banks headquartered in other states. The Interstate Act also establishes limits on acquisitions by large banking organizations, providing that no acquisition may be undertaken if it would result in the organization having deposits exceeding either 10% of all bank deposits in the United States or 30% of the bank deposits in the state in which the acquisition would occur.

     Pending Legislation. Because of concerns relating to competitiveness and the safety and soundness of the banking industry, Congress is considering a number of wide-ranging proposals for altering the structure, regulation and competitive relationships of the nation's financial institutions. Among such bills are proposals to merge the BIF and the SAIF insurance funds, to eliminate the federal thrift charter, to alter the statutory separation of commercial and investment banking and to further expand the powers of banks, bank holding companies and competitors of banks. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Company may be affected thereby.

Bank and Bank Holding Company Regulation

     BHC Act. Under the BHC Act, the activities of a bank holding company are limited to businesses so closely related to banking, managing or controlling banks as to be a proper incident thereto. The Company is also subject to capital requirements applied on a consolidated basis in a form substantially similar to those required of the Bank. The BHC Act also requires a bank holding company to obtain approval from the FRB before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. The FRB will not approve any acquisition, merger or consolidation that would have a substantially anticompetitive result, unless the anticompetitive effects of the proposed transaction are clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial factors in reviewing acquisitions or mergers.

     The BHC Act also prohibits a bank holding company, with certain limited exceptions: (i) from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company; or (ii) from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks. In making this determination, the FRB considers whether the performance of such activities by a bank holding company can be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency in resources, which can be expected to outweigh the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest or unsound banking practices. FIRREA, which is described in more detail above, made a significant addition to this list of permitted non-bank activities for bank holding companies by providing that bank holding companies may acquire thrift institutions upon approval by the FRB and the applicable regulatory authority for the thrift institutions.

     Insurance of Accounts. The FDIC provides insurance to deposit accounts at the Bank to a maximum of $100,000 for each insured depositor. Through December 31, 1992, all FDIC-insured institutions, whether members of the BIF, the SAIF or both, paid the same premium (23 cents per $100 of domestic deposits) under a flat-rate system mandated by law. FDICIA required the FDIC to raise the reserves of the BIF and the SAIF, implement a risk-related premium system and adopt a long-term schedule for recapitalizing the BIF. Effective January 1, 1993, the FDIC amended its regulations regarding insurance premiums to provide that a bank or thrift would pay an insurance assessment within a range of 23 cents to 31 cents per $100 of domestic deposits, depending on its risk classification.

     The FDIC has recently adopted an amendment to the BIF risk-based assessment schedule which effectively eliminated deposit insurance assessments for most commercial banks and other depository institutions with deposits insured by the

BIF. At the same time, the FDIC has indicated it anticipates that the assessment rate for SAIF-insured institutions in even the lowest risk-based premium category will not fall below the current 0.23% of insured deposits before the year 2002. Under the FDIC amendment, the assessment rates for BIF-insured institutions range from 0.27% of insured deposits for the most financially troubled BIF members to 0% of deposits for most well-capitalized institutions, including over 90% of BIF-insured institutions. The FDIC amendment became effective on January 1, 1996, and will remain in effect at least through June 30, 1996. The FDIC amendment continues a substantial disparity in the deposit insurance premiums paid by BIF and SAIF members and may place institutions with significant SAIF-insured deposits at a significant competitive disadvantage relative to institutions that have little or no SAIF-insured deposits. As of December 31, 1995 the Bank's premium rate was .04%.

     Regulations Governing Capital Adequacy. The federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If the capital falls below the minimum levels established by these guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open facilities.

     The FRB, the FDIC and the OCC adopted risk-based capital guidelines for banks and bank holding companies, and the OTS has adopted similar guidelines for thrifts. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The FRB has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums. Under these guidelines, all bank holding companies and federally regulated banks must maintain a minimum risk-based total capital ratio equal to 8% of which at least 4% must be Tier 1 capital. Pursuant to FDICIA, banking regulators are to revise the risk-based capital standards to take into account interest rate risk, concentrating of credit risk and the risks of nontraditional activities and multi-family mortgages.

     The FRB also has implemented a leverage ratio, which is Tier 1 capital to total assets, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The FRB requires a minimum leverage ratio of 3%. For all but the most highly-rated bank holding companies and for bank holding companies seeking to expand, however, the FRB expects that additional capital sufficient to increase the ratio by at least 100 to 200 basis points will be maintained.

     As described in the 1995 Annual Report to Stockholders under the heading "Management's Discussion and Analysis - Capital," the Bank was adequately capitalized as of December 31, 1995.

     Management of the Company believes that the risk-weighting of assets and the risk-based capital guidelines do not have a material adverse impact on the Company's operations or on the operations of the Bank. The requirement of deducting certain intangibles in computing capital ratios contained in the guidelines, however, could adversely affect the ability of the Company to make acquisitions in the future in transactions that would be accounted for using the purchase method of accounting.

     As more fully described under "Management's Discussion and Analysis - Capital" on page 15 of the Company's 1995 Annual Report to Stockholders, on April 1, 1995 a new regulation became effective which limits the amount of net deferred tax assets that the Company and the Bank may include in regulatory capital. The change in regulation limits the amount of net deferred tax assets that are included in Tier 1 capital, excluding any amounts applicable to the net fair value adjustment for securities available-for-sale, to the lesser of the amount of net deferred tax assets that the entity expects to realize over the next twelve month period or 10% of its Tier 1 capital. The remaining amounts of the net deferred tax assets, as adjusted, of $11.4 million and $9.2 million for FBA and the Bank, respectively, have been subtracted from stockholders' equity in arriving at Tier 1 capital at December 31, 1995. While this change has a negative impact on the regulatory capital position of the Company and the Bank, they remain adequately capitalized at December 31, 1995.

     Community Reinvestment Act. The Community Reinvestment Act of 1977 (the "CRA") requires that, in connection with examinations of financial institutions within their jurisdiction, the federal banking regulators must evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. The CRA is likely to be the subject of regulatory reform in the next few years, and proposed rules have been published for comment by the four federal banking regulatory agencies. Although it is not possible to predict the extent to which the CRA will be modified, these changes may affect the process by which a financial institution, such as the Company and the Bank, is able to grow through acquisitions or establishing new branches.

     Regulations Governing Extensions of Credit. The Bank is subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to FBA or its subsidiaries and affiliates, or investments in their securities and on the use of their securities as collateral for loans to any borrowers. These regulations and restrictions may limit the Company's ability to obtain funds from the Bank for its cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses. Further, under the BHC Act and certain regulations of the FRB, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. For example, the Bank may generally not require a customer to obtain other services from the Bank or any other affiliated bank or the Company, and may not require the customer to promise not to obtain other services from a competitor, as a condition to an extension of credit to the customer.

     The Bank is also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal stockholders or any related interest of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral as, and following credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not covered and who are not employees; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. The Bank is also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the Bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of the Bank or the imposition of a cease and desist order.

     Reserve Requirements. The FRB requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. Reserves of 3% must be maintained against total transaction accounts of $51.9 million or less (subject to adjustment by the FRB) and an initial reserve of $1,557,000 plus 10% (subject to adjustment by the FRB to a level between 8% and 14%) must be maintained against that portion of total transaction accounts in excess of such amount. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements.

     Institutions are authorized to borrow from the Federal Reserve Bank "discount window," but FRB regulations require institutions to exhaust other reasonable alternative sources of funds, including FHLB advances, before borrowing from the Federal Reserve Bank.

     Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank System ("FHLB System"). The FHLB System consists of twelve regional Federal Home Loan Banks ("FHLBs"), each subject to supervision and regulation by the Federal Housing Finance Board, an independent agency created by FIRREA. The FHLBs provide a central credit facility primarily for member institutions. The Bank is required to acquire and hold shares of capital stock in an FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20th of its advances (borrowings) from the FHLB, whichever is greater. The Bank was in compliance with these regulations at December 31, 1995, with an investment of $4.2 million in stock of the FHLB of Dallas.

     Restrictions on Thrift Acquisitions. FBA is prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any savings institution or savings and loan holding company or substantially all the assets thereof; or (ii) more than 5% of the voting shares of a savings institution or holding company which is not a subsidiary. Furthermore, such an acquisition would require FBA itself to become registered as a savings and loan holding company subject to all applicable regulations of the OTS.

     Dividends. The Company's primary source of funds in the future is the dividends, if any, paid by the Bank. The ability of the Bank to pay dividends is limited by federal laws, by the regulations promulgated by the bank regulatory agencies and by principles of prudent bank management. In addition, the amount of dividends that the Bank may pay to the Company is limited by the provisions of First Bank's credit agreement with a group of unaffiliated lenders, which imposes certain minimum capital requirements. Additional information concerning limitations on the Bank's ability to pay dividends appears in Note 13 to the Consolidated Financial Statements of FBA, which are contained in the 1995 Annual Report to Stockholders.

     Usury Laws. The maximum legal rate of interest which the Bank may charge on a loan depends on a variety of factors such as the type of borrower, the purpose of the loan, the amount of the loan and the date the loan is made. There are several state and federal statutes which set maximum legal rates of interest for various kinds of loans. If a loan qualifies under more than one statute, a bank may often charge the highest rate for which the loan is eligible.

Monetary Policy and Economic Control

     The commercial banking business is affected not only by general economic conditions, but also by the monetary policies of the FRB. Changes in the discount rate on member bank borrowing, availability of borrowing at the "discount window," open market operations, the imposition of changes in reserve requirements against member bank deposits and assets of foreign branches, and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the FRB. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and this use may affect interest rates charged on loans or paid on deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks and are expected to do so in the future. The monetary policies of the FRB are influenced by various factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government. Future monetary policies and the effect of such policies on the future business and earnings of the Company cannot be predicted.

Employment

     As of March 13, 1996 the Company employed 83 persons, none of whom were covered by a collective bargaining agreement. The Company considers its employee relations to be good.


Item 2.  Properties

     The Company's administrative offices are located at a building owned by, and serving as headquarters of the Bank located at 8820 Westheimer Road, Houston, Texas. The Bank also occupies six branch locations, of which three are owned. The following table presents information about the locations owned by the Bank.

        Location            Approximate Square Feet  Space Occupied by the Bank
321 N. Central Expressway           51,200                     10,800
McKinney, Texas
2010 N. Main Street                 17,100                     17,100
Houston, Texas
2101 Gateway Drive                   7,800                      7,800
Irving, Texas
8820 Westheimer Road                30,400                     30,400
Houston, Texas

     The Bank leases its two remaining locations, the Allen Parkway Branch in Houston in a multistory office building at 2929 Allen Parkway where it occupies 4,900 square feet, and a free-standing building containing approximately 5,600 square feet located at 9605 Abrams Road in Dallas. The Bank leases additional tracts of land used for parking and drive-in facilities. The Company believes that these premises are adequate for its present operations. Aggregate annual rental payments for all leased premises during the fiscal year ended December 31, 1995, net of rental income, were $253,000.

Item 3.  Legal Proceedings

     As described in note 15 to the consolidated financial statements contained in FBA's 1995 Annual Report to Stockholders, which is incorporated herein by reference, there are various claims and pending actions against FBA and the Bank. Many of such actions are routine and incidental to their businesses, including a number of lender liability claims filed against the Bank in defense of suits brought by the Bank to collect loans and otherwise enforce their rights under loan documents. Nevertheless, it is the opinion of management of FBA that the ultimate liability, if any, resulting from such claims and pending actions will not have a material adverse effect on the financial position, results of operations or liquidity of FBA.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II


Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

Market Information

     FBA has two classes of common stock. The Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "FBA." All of the Class B Stock was issued and sold on August 31, 1994 in a private placement and is not registered with the Securities and Exchange Commission nor listed or traded in any market. See "Item 1, Business--General." Continued listing of the Company's Common Stock on the NYSE is subject to various requirements, including the financial eligibility and distribution requirements of the NYSE.

     Information regarding the number of stockholders and the market prices for Common Stock since January 1, 1994 is set forth on page 47 of the FBA 1995
Annual Report to Stockholders under the caption "Common Stock" and is incorporated herein by reference.

Dividends

     The Company has not paid any dividends on its Common Stock in recent years. As a bank holding company, the ability of FBA to pay dividends is limited by regulatory requirements and by the receipt of dividend payments from the Bank (which are also subject to regulatory requirements). The Bank has been prevented from paying dividends due to the inadequacy of earnings in recent years and a deficiency in retained earnings. See Note 2 to the Consolidated Financial Statements of the Company, which appears at page 30 of FBA's 1995 Annual Report to Stockholders.

Item 6.  Selected Financial Data

     The information required by this item is incorporated herein by reference from page 2 of FBA's 1995 Annual Report to Stockholders under the caption "Selected Consolidated and Other Financial Data."

Item 7. Management's Discussion and Analysis of Financial Condition and Results Of Operations

     The information required by this item is incorporated herein by reference from pages 3 through 20 of FBA's 1995 Annual Report to Stockholders under the caption "Management's Discussion and Analysis".

Item 8.  Financial Statements and Supplementary Data

     The consolidated financial statements of FBA are incorporated herein by reference from pages 21 through 45 of FBA's 1995 Annual Report to Stockholders under the captions "Independent Auditors' Report," "Consolidated Balance

Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Changes in Stockholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements." Pursuant to Rule 14a-3(b)(1) under the Securities Exchange Act of 1934, the Company is including herein the separate report of Deloitte & Touche LLP, its predecessor accountant, with regard to 1993 financial statements; such report appears on the following page.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of First Banks America, Inc.
Dallas, Texas

We have audited the consolidated statements of operations, changes in stockholders'equity and cash flows of First Banks America, Inc. (formerly known as BancTEXAS Group Inc.) and subsidiaries (the "Company") for the year ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Company's operations and cash flows for the year ended December 31, 1993 in conformity with generally accepted accounting principles.

During  1993,  the  Company  adopted  Statement  of  Financial   Accounting
Standards (SFAS) No. 109 "Accounting for Income Taxes" and SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities."


/s/Deloitte & Touche LLP
- -------------------------
Deloitte & Touche LLP
March 18, 1994
Dallas Texas

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Effective September 23, 1994, the Board of Directors appointed KPMG Peat Marwick LLP as the Independent Certified Public Accountants for FBA, replacing Deloitte & Touche LLP. There were no disagreements with the predecessor auditors to be reported. This change was reported in a Form 8-K filed on September 27, 1994.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

Board of Directors

     As of March 22, 1996 the Board of Directors consisted of six members, who are identified in the following table. Each of the directors was elected or appointed to serve a one-year term and until his successor has been duly qualified for office.

          Name              Age      Director     Principal Occupation During Last Five Years and Directorships of
                                      Since                               Public Companies
- -------------------------- ------- ------------- -------------------------------------------------------------------
Allen H. Blake               53        1994      Vice  President,  Chief  Financial  Officer and  Secretary  of FBA
                                                 since  1994;  director of First  Commercial  Bancorp,  Inc.  since
                                                 1995;  Senior Vice President of First Banks since 1992;  Secretary and  Director of First Banks  since  1988;  joined  First Banks as
                                                 Vice President and Chief Financial Officer in 1984.

Charles A. Crocco, Jr.       57        1988      Partner in the law firm of Crocco & De Maio,  P.C.,  New York City
(1)                                              since 1968; director of The Hallwood Group Incorporated  (merchant banking) since January 1981;  director of Showbiz Pizza Time, Inc.
                                                 since January 1988.

James F. Dierberg            58        1994      Chairman of the Board of Directors,  Chief  Executive  Officer and
                                                 President  of FBA  since  1995;  Chairman  of the  Board and Chief
                                                 Executive  Officer of First Banks  since  1988;  director of First
                                                 Banks  since  1979;  President  of  First  Banks,   1979-1992  and
                                                 1994-present;  director of First  Commercial  Bancorp,  Inc. since
                                                 1995.

Edward T. Story, Jr. (1)     52        1987      President  and  Chief  Executive  Officer  of SOCO  International,
                                                 Inc.,  a  subsidiary  of  Snyder  Oil   Corporation,   engaged  in
                                                 international oil and gas operations,  since 1991; from 1990 until
                                                 1991,  Chairman of Thaitex Petroleum  Company;  from 1981 to 1990,
                                                 Vice Chairman and Chief Financial Officer of Conquest  Exploration
                                                 Company;  director of Hi-Lo Automotive,  Inc. since 1987; director of Territorial  Resources,  Inc.  since 1992;  director of Command
                                                 Petroleum   Limited  since  1993;   director  of  Hallwood  Realty
                                                 Corporation  since  1995;  director  of  New  Concept Technologies
                                                 International Limited and of Snyder Oil Corporation  beginning  in
                                                 1996.


Mark T. Turkcan              40        1994      Senior Vice President (Retail Banking),  First Banks,  since 1994;
                                                 Vice  President  (Mortgage  Banking),  First  Banks,  since  1990;
                                                 joined First Banks when Clayton Savings and Loan Association,  St.
                                                 Louis,  Missouri  (now  First Bank A Savings  Bank),  for whom Mr.
                                                 Turkcan  was  employed  in  various  capacities  since  1985,  was acquired by First Banks in 1990.

Donald W. Williams           48        1995      Senior Vice  President,  Chief  Credit  Officer of First Banks and
                                                 executive  officer of various  subsidiaries  of First  Banks since
                                                 1993;  Senior  Vice  President  in  charge  of  commercial  credit approval,  commercial loan  operations,  international  operations and the credit  department of Mercantile  Bank of St. Louis,  N.A.
                                                 from 1989 until 1993.

(1) Member of the Audit Committee.


Executive Officers

The executive officers of the Company as of March 22, 1996 were as follows:

   Name              Age                    Office(s) held
- --------------- ------- ------------------------------------------------------
James F. Dierberg    58    Chairman of the Board, Chief Executive Officer and
                           President.

Allen H. Blake       53    Chief Financial Officer and Secretary.

David F. Weaver      48    Executive Vice President of FBA since January, 1995;
                           Chairman of the Board, Chief Executive  Officer and
                           President of BankTEXAS N.A. since 1994; President of BankTEXAS Houston N.A. from 1988 until the bank became part of BankTEXAS N.A. as a result of merger.

     The executive officers were each elected by the Board of Directors to the office indicated. There is no family relationship between any of the nominees for director, directors or executive officers of the Company or its subsidiaries.

Item 11.  Executive Compensation

     The following table sets forth certain information regarding compensation earned during the year endedDecember 31, 1995, and specified information with respect to the two preceding years, by the former chief executive officer, Nathan C. Collins, and the other most highly compensated executive officer of FBA. Mr. Collins ceased to be an officer of FBA on January 2, 1995 and received a severance payment in the amount of $500,000 on January 2, 1995.

     James F. Dierberg became the Chief Executive Officer and President of the Company on January 2, 1995, and Allen H. Blake became the Company's Chief Financial Officer on September 30, 1994, and the Secretary on December 1, 1994. Neither Mr. Dierberg nor Mr. Blake receives any compensation directly from either the Company or the Bank. The Company has entered into various contracts with First Banks, of which Messrs. Dierberg and Blake are directors and executive officers, pursuant to which services are provided to the Company and the Bank (see "Item 13. Certain Relationships and Related Transactions" for additional information regarding contracts with First Banks).

     No information is included in the table with respect to executive officers whose combined salary and bonus did not exceed $100,000 in any year covered by the table.

           SUMMARY COMPENSATION TABLE FOR YEAR ENDED DECEMBER 31, 1995
                                           Salary                 All Other
 Name and Principal Position      Year      (1)      Bonus     Compensation (2)
- ------------------------------- -----------------------------------------------
Nathan C. Collins, Chairman of    1995      $0       $0           $500,000
the Board, President & Chief
Executive Officer                 1994    200,000     0              750

                                  1993    250,000     0              899

David F. Weaver, Executive        1995   $107,500    $0             $3,225
Vice President; Chairman of
the Board, Chief Executive        1994    107,500     0              538
Officer and President of
BankTEXAS N.A.                    1993    107,500     0              840


(1) The total of all other annual compensation for each of the named officers is less than the amount required to be reported, which is the lesser of (a) $50,000 or (b) ten percent (10%) of the total of the annual salary and bonus paid to that person.

(2) All items reported are FBA's matching contributions to the 401(k) Plan for the year indicated, with the exception of the severance payment to Mr. Collins described above.

Stock Option Exercises and Values

     The following table indicates the number of options, if any, exercised by the executive officers named in the preceding table during the year ended December 31, 1995 and the number and value of options held by them as of December 31, 1995. All options shown are presently exercisable. FBA does not have any outstanding stock appreciation rights.


                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                               AND YEAR-END VALUES

                       Shares                    Number of           Value of
                      Acquired                  Securities          Unexercised
                         on        Value        Underlying        In-the-Money
                      Exercise    Realized  Unexercised Options     Options at
           Name         (#)        ($)(1)      at 12/31/95 (#)    2/31/95 ($)(2)
- -------------------------------------------------------------------------------
Nathan C. Collins        0           0           46,666 shares       $396,661

David F. Weaver        5,000       56,250             0             $    0


(1) Value realized is before applicable taxes, based on the difference between exercise prices and closing prices on the dates of exercise.

(2) Value is based upon the difference between exercise prices and the closing price of FBA Common Stock on December 31, 1995.

     FBA has omitted from this Report tables which would disclose information regarding stock options granted during 1995 and Long Term Incentive Plan awards. No options were granted in 1995, and FBA does not currently have any Long Term Incentive Plan.

Director Compensation

     None of the four directors of FBA who are also executive officers of First Banks (Messrs. Dierberg, Blake, Turkcan and Williams) receives any compensation from FBA for service as a director, nor do they participate in any compensation plan of FBA. With regard to compensation in 1995, the following discussion is applicable to the remaining two directors of FBA (Messrs. Crocco and Story), who are not employees or executive officers of FBA and do not have any position as directors, officers or employees of First Banks. First Banks, of which Messrs. Dierberg, Blake, Turkcan and Williams are executive officers and Messrs. Dierberg and Blake are directors, provides various services to FBA and the Bank for which it is compensated (see "Item 13. Certain Relationships and Related Transactions").

     The 1993 Directors' Stock Bonus Plan (the "Stock Bonus Plan") provides for annual grants of Common Stock to the non-employee directors of FBA. Directors' compensation expense of $27,000 was recorded relating to this plan for the year ended December 31, 1995. The Stock Bonus Plan is self-operative, and the timing, amounts, recipients and terms of individual grants are determined automatically. On July 1 of each year, each non-employee director will automatically receive a grant of 500 shares of Common Stock. Future grants under the plan would apply equally to current directors and to any individual who becomes a director of FBA in the future. The maximum number of plan shares that may be issued shall not exceed 16,666 shares. The plan will expire on July 1, 2001.

     In 1995, FBA discontinued its noncontributory defined benefit pension plan (the "Directors' Retirement Plan") covering non-employee directors of the holding company, which had been adopted in 1993. In connection with discontinuance of this plan, the Company recorded income of $179,000, which represented the nonvested portion of benefits which had accrued.

Compensation Committee Interlocks and Insider Participation

     The Board of Directors does not have a Compensation Committee, and the entire Board performs responsibilities which would otherwise be assigned to that committee. Messrs. Dierberg and Blake are the only officers of FBA or its subsidiaries who participate as members of the Board of Directors in deliberations regarding executive officer compensation. As noted above, they do not receive any compensation from FBA for their services as officers and directors. First Banks, of which Messrs. Dierberg, Blake, Turkcan and Williams are executive officers and Messrs. Dierberg and Blake are directors, provides various services to FBA and the Bank for which it is compensated (see "Item 13. Certain Relationships and Related Transactions").

Employee Benefit Plans

     FBA maintains various employee benefit plans. Directors are not eligible to participate in such plans except the 1990 Stock Option Plan and the 1993 Directors' Stock Bonus Plan unless they are also employees of FBA or one of its subsidiaries. Although Messrs. Blake and Dierberg are executive officers, they are not participants in any employee benefit plans of FBA.

     Pension Plan. The Employees Retirement Plan (the "Pension Plan") is a noncontributory, defined benefit plan for all eligible officers and employees of FBA and its subsidiaries. Benefits under the Pension Plan are based upon annual base salaries and years of service and are payable only upon retirement or disability and, in some instances, at death. An employee is eligible to participate in the Pension Plan after completing one year of employment if he or she was hired before attaining age 60, is at least 21 years of age and worked 1,000 hours or more in the first year of employment. A participant who has fulfilled the eligibility and tenure requirements will receive, upon reaching the normal retirement age of 65, monthly benefits based upon average monthly compensation during the five consecutive calendar years out of his or her last ten calendar years that provided the highest average compensation.

     During 1994, the Company discontinued the accumulation of benefits under the Pension Plan. While the Pension Plan will continue in existence and provide benefits which have been accumulated, no additional benefits have accrued to participants in 1995, and no new participants will become eligible for benefits thereunder.

     The following table sets forth, based upon certain assumptions, the approximate annual benefits payable under the Pension Plan at normal retirement age to persons retiring with the indicated average base salaries and years of credited service:

    Remuneration (1)                 Years of Credited Service (2)
- ------------------------------------------------------------------------------
                      10       15      20         25          30      35
     $100,000      $14,700  $22,050  $29,400   $36,750     $44,100  $51,450
     $150,000 (3)   22,200   33,300   44,400    55,550      66,600   77,700

(1)  Benefits  payable   under  the  Pension  Plan  are  determined  based upon
     compensation levels  prior to the  discontinuance  of the   accumlation of
     benefits in 1994
(2) Benefits shown are computed based on straight life annuities with a 10-year guarantee and are not subject to deduction for social security, but are subject to withholding for federal income tax purposes.

(3) Maximum annual retirement income of $120,000 is permitted under the Internal Revenue Code, as amended; the maximum compensation allowed for retirement benefit computations is $150,000.

     The credited years of service under the Pension Plan at December 31, 1995, for the two executive officers named in the Summary Compensation Table are as follows:


                                      Credited Years
                                       of Service at
       Name of Individual            December 31, 1995
- -----------------------------------------------------------

        Nathan C. Collins                      7

         David F. Weaver                       7

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of March 19, 1996, certain information with respect to the beneficial ownership of Common Stock and Class B Common Stock by each person known to the Company to be the beneficial owner of more than five percent of the outstanding shares of either class of stock, by each director, by certain executive officers and by all executive officers and directors of FBA as a group:

Name of               Relationship to the    Number of Shares and       Percent
Beneficial Owner          Company             Nature of Beneficial          of
                                            Beneficial Ownership (1)(2)   Class
- -------------------------------------------------------------------------------
First Banks, Inc.     5% Stockholder            2,500,000 (3)(4)           100
135 North Meramec
Clayton, Missouri
63105

Allen H. Blake        Director, Chief               -0-                     *
                      Financial Officer
                      and Secretary

Charles A. Crocco,.   Director                      8,272 (5)               *
Jr.

James F. Dierberg     Chairman of the           2,500,000 (3)(4)           100
                      Board of Directors,
                      Chief Executive
                      Officer and President

Edward T. Story,      Director                      8,182 (6)               *
Jr.

Mark T. Turkcan       Director                       -0-                    *

David F. Weaver       Executive Vice President      6,692 (7)               *
                      President, BancTEXAS;
                      Chairman of the Board,
                      Chief Executive
                      Officer and President,
                      BankTEXAS N.A.

Donald W. Williams    Director                        133                   *

All executive officers                        23,279 Common Stock       1.75%of
  and directors as a                                                    Common
  group (7 persons)                                                      Stock

                                                                        100% of
                                     2,500,000 Class B Common Stock     Class B
                                                                        Common
                                                                        Stock

 --------------------------
* Less than one percent.
(1) The shares shown as beneficially owned by First Banks and James F. Dierberg comprise 100% of the outstanding shares of Class B Common Stock; for all other persons listed, the shares and percentages reflected are Common Stock. Each share of Common Stock and Class B Common Stock is entitled to one vote on matters subject to stockholder vote.

(2) With respect to Messrs. Crocco and Story, the indicated numbers of shares include shares subject to vested stock options granted under the 1990 Stock Option Plan. All of the options reflected in the table are vested and may be exercised at any time.
(3) The controlling shareholders of First Banks are (i) Mary W. Dierberg and James F.Dierberg,II, trustees under the living trust of James F. Dierberg, II, dated July 24, 1989; (ii) Mary W. Dierberg and Michael James Dierberg, trustees under the living trust of Michael James Dierberg, dated July 24, 1989; (iii) Mary W. Dierberg and Ellen C. Dierberg, trustees under the living trust of Ellen C. Dierberg, dated July 17, 1992; (iv) James F. Dierberg, trustee of the James F. Dierberg living trust, dated October 8,
     1985;  and (v) First  Trust  (Mary W. Dierberg  and   First Bank-Missouri,
     Trustees) established U/I James F. Dierberg, dated December 12, 1992. Mr. James F. Dierberg and Mrs. Mary W. Dierberg are husband and wife, and Messrs. James F. Dierberg, II, Michael James Dierberg and Miss Ellen C. Dierberg are their children.
(4) Due to the relationships among James F. Dierberg, Mary W. Dierberg, First Bank-Missouri and the three children of James F.and Mary W. Dierberg, Mr. Dierberg is deemed to share voting and investment power over all of the outstanding voting stock of First Banks, which in turn exercises voting and investment power over the 2,500,000 shares of Class B Common Stock of FBA.
(5) Mr. Crocco has a vested option covering 6,666 shares; he owns directly 1,606 shares.
(6) Mr. Story has a vested option covering 6,666 shares; he owns directly 1,516 shares.
(7)  Mr. Weaver directly owns all of the shares shown.


Item 13.  Certain Relationships and Related Transactions

     The Bank had in 1995, and it may have in the future, loan transactions in the ordinary course of business with directors of FBA and their respective affiliates. These loan transactions have been and will be on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features. At
December 31, 1995, such loans totalled $32,059 and represented .09% of stockholders' equity. None of the indebtedness has been classified in any manner by regulatory authorities or charged-off by the Bank. The Bank does not extend credit to officers of FBA or of the Bank, except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles and personal credit card accounts.

     As discussed under "Item 1. Business," First Banks became the largest stockholder of FBA in August, 1994. Following that transaction, the Company began purchasing certain services and supplies from or through First Banks.

     In December 1994, the Board of Directors of the Bank approved data processing and management fee agreements with First Banks. Under the data
processing  agreement,   a  subsidiary  of  First  Banks  began  providing  data
processing and various related services to FBA in February 1995. The fees for such services are significantly lower than FBA has previously paid a non-affiliated vendor. The management fee agreement provides that FBA will compensate First Banks on an hourly basis for its use of personnel for various functions including internal auditing, loan review, income tax preparation and assistance, accounting, asset/liability and investments services, loan servicing and other management and administrative services. Hourly rates for such services compare favorably with those for similar services from unrelated sources, as well as the internal costs of FBA personnel which were used previously, and FBA estimates that the aggregate cost for the services will be significantly more economical than those previously incurred by FBA. Total fees paid under these agreements were $796,000 in 1995.

     Certain of the directors and officers of FBA and their respective affiliates have deposit accounts with the Bank. It is the Bank's policy not to permit any officers or directors of BancTEXAS or their affiliates to overdraw their respective deposit accounts unless that person has been previously approved for overdraft protection under a plan whereby a credit limit has been established in accordance with the Bank's standard credit criteria.

     During 1995 the Bank engaged in a series of repurchase transactions with Edward T. Story, Jr., a director of the Company. These transactions are short-term in nature and involve the deposit with the Bank of U.S. government securities, subject to agreements to repurchase. The principal amounts of the repurchase transactions have varied and the largest principal amount of any transaction in 1995 was $95,292.54. All of the transactions with Mr. Story have been at market interest rates and, in the opinion of management, have been on terms as favorable to the Bank as are available in transactions with unaffiliated persons.



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

(b)  Reports on Form 8-K

     None.

(c) The index of required exhibits is included beginning on page 28 of this Report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         First Banks America, Inc.

                                         By:  /s/ James F. Dierberg
                                         -----------------------------
                                         Chairman of the Board,
                                         President and Chief Executive Officer
                                         March 27, 1996


                                         By: /s/ Allen H. Blake
                                         ------------------------------
                                         Chief Financial Officer and Principal
                                         Accounting Officer
                                         March 27, 1996


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

     Signatures                   Title                  Date

/s/ James F. Dierberg            Director            March 27, 1996
- --------------------------
James F. Dierberg

/s/ Allen H. Blake               Director            March 27, 1996
- --------------------------
Allen H. Blake

/s/ Charles A. Crocco, Jr.       Director            March 27, 1996
- --------------------------
Charles A. Crocco, Jr.

/s/ Edward T. Story, Jr.         Director            March 27, 1996
- --------------------------
Edward T. Story, Jr.

/s/ Mark T. Turkcan              Director            March 27, 1996
- --------------------------
Mark T. Turkcan

/s/ Donald W. Williams           Director            March 27, 1996
- --------------------------
Donald W. Williams

                                INDEX TO EXHIBITS

EXHIBIT
                               NUMBER DESCRIPTION
- -------------------------------------------------------------------------------

3(a) Restated  Certificate of Incorporation of the Company  effective August 31,
     1995 (filed as Exhibit 3(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).

3(b) Amended and  Restated  Bylaws of the Company  (as amended  April 21,  1995)
     (filed as Exhibit 3(b) to Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference).

4(a) Indenture, dated as of May 15, 1981, among CSWI International Finance N.V., the Company and Bankers Trust Company (will be filed upon request pursuant to Item 601(b)(4)(iii) of Regulation S-K).

4(b) Specimen Stock  Certificate  for Common Stock (filed as Exhibit 1.01 to the
     Company's Amendment No. 1 to Form 8-A on Form 8, dated September 4, 1987, and incorporated herein by reference).

10(a)* BancTEXAS  Group Inc.  1990 Stock  Option Plan (as amended July 22, 1993)
     (filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference).

10(b)Agreement Concerning Warrants dated as of November 30, 1990, executed by and between the Federal Deposit Insurance Corporation and the Company (filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1990, and incorporated herein by reference).

10(c)*  BancTEXAS  Group Inc.  Directors'  Retirement  Plan dated March 18, 1993
     (filed as Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993 and incorporated herein by reference).

10(d)* 1993 Directors' Stock Bonus Plan (filed as Exhibit 10(k) to the Company's
     Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

10(e)Stock Purchase and Operating  Agreement by and between First Banks, Inc., a
     Missouri Corporation and the Company, dated May 19, 1994 (filed as Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

10(f)* Management Agreement by and between First Banks, Inc. and the Company's subsidiary BankTEXAS N.A., dated November 17, 1994 (filed as Exhibit 10(h) to the Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10(g)* Data Processing Agreement by and between FirstServ,  Inc.(a subsidiary of
     First Banks, Inc.) and the Company's subsidiary BankTEXAS N.A., dated December 1, 1994 (filed as Exhibit 10(i) to the Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10(h)* Financial  Management  Policy by and between  First  Banks,  Inc. and the
     Company, dated September 15, 1994 (filed as Exhibit 10(j) to the Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10(i)* Federal Funds Agency  Agreement by and between First Banks,  Inc. and the
     Company, dated September 15, 1994 (filed as Exhibit 10(k) to the Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

10(j)*
     Funds Management Policy by and between First Banks, Inc. and BancTEXAS, N.A., dated September 15, 1994 (filed as Exhibit 10(l) to the Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

13 1995 Annual Report to Stockholders -- filed herewith. Portions not specifically incorporated by reference in this Report are not deemed "filed" for the purposes of the Securities Exchange Act of 1934.

21   Subsidiaries of the Company -- filed  herewith.

23(a) Consent of KPMG Peat Marwick LLP--filed herewith.

23(b) Consent of Deloitte & Touche LLP--filed herewith.

27 Financial Data Schedule.

*Exhibits designated by an asterisk in this Index to Exhibits relate to management contracts and/or compensatory plans or arrangements.

                                   EXHIBIT 13

                                  Annual Report



                            First Banks America, Inc.

                            First Banks America, Inc.

                                Table of Contents





                                                                          Page

Letter to Shareholders..............................................        1

Selected Consolidated and Other Financial Data......................        2

Management's Discussion and Analysis................................        3

Quarterly Condensed Financial Data - Unaudited......................       20

Independent Auditors' Report........................................       21

Financial Statements:

Consolidated Balance Sheets.........................................       22

Consolidated Statements of Operations...............................       24

Consolidated Statements of Changes in Stockholders' Equity..........       25

Consolidated Statements of Cash Flows...............................       26

Notes to Consolidated Financial Statements..........................       27

Management..........................................................       45

Investor Information................................................       45

                            First Banks America, Inc.

                             Letter to Shareholders


To Our Shareholders, Customers and Friends:

It has been a challenging year for our Company as we worked diligently to enhance the performance of our organization for both the benefit of our customers and our shareholders. We are pleased with the accomplishments made in 1995 in several facets, and have dealt aggressively to overcome the problems the Company has faced in recent years.

For example, asset quality problems began to surface early in the year in the indirect automobile loan portfolio which resulted in mounting past-due loans and subsequent charge-offs. As this trend became apparent, the Company conducted an extensive review of the entire loan portfolio and recorded a third quarter provision of $3.8 million for possible future loan losses. Therefore, operating results for 1995 reflect a sharply higher provision for possible loan losses of $5.83 million compared to $1.26 million for 1994. Loans past due over 30 days to 90 days increased in 1995 to $6.65 million from $1.37 million in 1994. Loan charge-offs increased to $4.07 million from $2.26 million for the years ended 1995 and 1994, respectively. At year-end, the allowance for possible loan losses was $5.23 million, or 2.71% of total loans, compared to $2.76 million, or 1.36% of total loans in 1994. As an additional step to reverse current trends, the Company has reviewed all existing underwriting procedures and criteria, and has instituted stricter guidelines to ensure the appropriate level of risk on incremental credits.

To expedite the process of returning the Company to consistent profitability, the Company also took measures in 1995 to improve its performance in net interest income. Although significant progress has been made toward reducing noninterest expenses, the Company accelerated efforts to restructure the securities portfolio electing to sell $48.9 million of securities. This action triggered the realization of related deferred losses on futures contracts which had been used to hedge the portfolio, and resulted in a nonrecurring after tax loss of $2.1 million. However, more important to our future profitability and performance, this action also served to strengthen the Company's capital position and eliminated a significant impediment to earnings.

The restructuring of the securities portfolio and the recognition of the special provision for possible loan losses were the primary factors contributing to the net loss of $3.82 million for the year ended December 31, 1995 compared to the net loss of $905,000 for the year ended December 31, 1994. However, these same actions have led to a greater confidence in the Company's ability to move forward.

We now envision a Company that is better positioned to achieve consistent profitability, planned growth, superior service levels and quality banking products that compete effectively in today's markets. As a part of this vision, the Company completed a reverse stock split in August and changed its name to First Banks America, Inc. which met with the overwhelming approval of our shareholders. We have begun the year 1996 with a renewed enthusiasm to return the Company's asset quality to more acceptable levels and to continue to focus on the progress made toward effectively controlling noninterest expense. We are emphasizing our corporate banking activities and related sources of revenues, and are introducing new products and services into the market which are meeting both the demands and needs of our valued customers.

I would like to take this opportunity to extend our sincerest appreciation for the dedication of our employees, the loyalty of our customers and the support of our shareholders. It is our pledge to each of you that First Banks America, Inc. will maintain the momentum we have established toward meeting our long-term objective of progressive and profitable growth.

Sincerely,


/s/James F. Dierberg
- --------------------
James F. Dierberg
Chairman of the Board, President
   and Chief Executive Officer
March 8, 1996

                            First Banks America, Inc.

                 Selected Consolidated and Other Financial Data




     The following table presents selected  consolidated  financial  information for First Banks America,  Inc. and subsidiaries,  formerly  BancTEXAS Group Inc.,  (FBA or the Company) for each of the years in the five-year  period ended December 31, 1995.

                                                                  Year ended December 31,
                                                                  -----------------------
                                                  1995         1994         1993         1992          1991
                                                  ----         ----         ----         ----          ----
                                                   (dollars expressed in thousands, except per share data)
Income statement data:
    Interest income                          $    22,427       22,649       21,966       24,735        23,742
    Interest expense                              11,218       11,072        9,750       11,229        13,226
    Net interest income                           11,209       11,577       12,216       13,506        10,516
    Provision for possible loan losses             5,826        1,258          490          507           934
    Income (loss) from operations
      before extraordinary items                 (3,820)        (905)          219          702       (3,504)
    Net income (loss)                            (3,820)        (905)          219        1,064       (3,039)

Per share data:
    Income (loss) from operations                  (.94)        (.37)          .14          .46        (2.75)
    Net income (loss)                              (.94)        (.37)          .14          .69        (2.39)
    Dividends paid                                    0            0             0            0            0

Balance sheet data:
    Assets                                       296,583      331,790      368,608      322,769       290,817
    Loans, net of unearned discount              192,573      203,314      167,732      174,695       183,371
    Allowance for possible loan losses             5,228        2,756        2,637        3,044         4,479
    Deposits                                     249,263      241,570      242,897      270,730       251,586
    Long-term debt                                 1,054        1,054        1,054        1,066         1,066
    Stockholders' equity                          35,258       39,714       14,952       14,107        13,013
    Book value per common share                     9.22        10.26        11.46        11.02         10.23

Financial ratios:
    Return on average assets                       (1.20)%       (.25)%        .07%         .34%        (1.13)%
    Return on average equity                       10.10)        (.66)        1.49         7.90        (20.94)
    Average equity as a percent of
      average assets                               11.88         6.80         4.40         4.28          5.38

Asset quality ratios:
    Allowance for possible loan losses
      to total loans                                2.71%        1.36%        1.57%        1.74%         2.44%
    Allowance for possible loan losses
      to nonperforming loans                      952.28       940.61       423.95        213.46       106.57
    Nonperforming assets to total
      assets                                         .53          .61         1.25          2.10         3.87
    Nonperforming assets to loans
      and foreclosed property                        .81          .90         2.22          3.69         5.83

Other statistics:
    Number of employees (at year-end)                 76          154          164           170          172


                      Management's Discussion and Analysis


General

     FBA is a registered bank holding company incorporated in Delaware. At December 31, 1995, FBA had $296.6 million in total assets; $192.6 million in total loans, net of unearned discount; $249.3 million in total deposits and $35.3 million in total stockholders' equity. FBA operates through its subsidiary bank, BankTEXAS N.A. (Bank).
     Through the Bank's six banking locations in Houston, Dallas, McKinney and Irving, Texas, FBA offers a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial and industrial, commercial and residential real estate, real estate construction and development and consumer loans. Other financial services include automatic teller machines, credit related insurance and safe deposit boxes.
     FBA's management philosophy is to centralize overall corporate policies, procedural and administrative functions and to provide operational support functions for the Bank. Primary responsibility for managing the Bank remains with its officers and directors.
     On August 31, 1994, FBA issued and sold 2,500,000 shares of Class B Common Stock (Class B Stock) in a private placement in exchange for $30 million in cash. This increased the capital of FBA to levels in excess of regulatory requirements. As a result of this transaction, the purchaser of the Class B Stock, First Banks, Inc. (First Banks) became the owner of approximately 65.05% of the outstanding voting stock of FBA at August 31, 1994 (see Note 2 to the accompanying consolidated financial statements).
     In 1995, FBA implemented a one-for-fifteen reverse stock split, whereby each 15 shares of outstanding Common Stock and Class B Stock were converted into one share of Common Stock and Class B Stock, respectively. For consistency, the numbers of shares referred to throughout this Annual Report are restated when necessary to give effect to the reverse split.

Financial Condition and Average Balances
     FBA's average total assets were $318.1 million, $363.7 million and $333.6 million for the years ended December 31, 1995, 1994 and 1993, respectively. The decrease in total average assets of $45.6 million for 1995 and the increase in total average assets of $30.1 million for 1994 are primarily attributable to changes in loans and investment securities during those periods.
     Loans, net of unearned discount, averaged $205.3 million, $182.9 million and $171.9 million for the years ended December 31, 1995, 1994 and 1993, respectively. The increase in average loans for 1994 reflects the Company's emphasis on indirect automobile lending. As more fully discussed in Net Interest Income and Comparison of Results of Operations for 1995 and 1994, during the second quarter of 1995, FBA elected to reduce the level of originations of indirect automobile loans. Accordingly, indirect automobile loans, which initially increased from $147.7 million at December 31, 1994 to $159.5 million at June 30, 1995, subsequently decreased to $130.3 million at December 31, 1995. At the same time, FBA expanded its corporate banking activities resulting in the commercial and real estate construction loan portfolios increasing to $41.1 million at December 31, 1995, from $32.3 million and $28.3 million at June 30, 1995 and December 31, 1994, respectively.
     Investment securities increased by $9.1 million to an average of $141.7 million for the year ended December 31, 1994, from $132.6 million for 1993. This was the result of an investment strategy which FBA implemented during 1992 whereby funds were borrowed, principally through repurchase agreements and advances from the Federal Home Loan Bank (FHLB), which were in turn used to purchase investment securities. This strategy resulted in a corresponding increase in average short-term borrowings for these same periods. As more fully discussed in the Net Interest Income section of the Annual Report, this strategy resulted in a declining net interest income and net interest margin during 1993, 1994 and 1995.
     Recognizing the need to improve the net interest income and net interest margin, during 1994 FBA commenced the process of restructuring its investment portfolio. The restructuring process consisted initially of hedging the existing investment security portfolio in an attempt to reduce the overall interest rate risk to a more acceptable level. At the same time, FBA began disposing of securities which had greater interest rate risk and reducing the level of short-term borrowings. Remaining funds generated in this process were invested in shorter-term securities which generally have less interest rate risk. The restructuring of the investment security portfolio was completed during 1995 and resulted in a reduction in the average balance of investment securities of $67.0 million to $74.7 million from $141.7 million for the years ended December 31, 1995 and 1994, respectively. The average balance of short-term borrowings, decreased by $59.3 million to $30.4 million from $89.7 million for the years ended December 31, 1995 and 1994, respectively.


     Stockholders'  equity  increased $20.3 million over these periods from $15.0 million at  December 31,  1993 to
$35.3 million at December 31, 1995.  The increase is attributable to the sale of $30.0 million of Class B Stock.
     The following table sets forth certain  information  relating to FBA's average balance sheet, and reflects the average  yield  earned on  interest-bearing  assets,  the  average  cost of  interest-bearing  liabilities  and the resulting net interest income for the periods indicated.

                                                                         Years ended December 31,
                                                                         ------------------------
                                                   1995                          1994                           1993
                                                   ----                          ----                           ----
                                                 Interest                      Interest                       Interest
                                    Average       income/ Average      Average  income/  Average    Average    income/  Average
                                    balance       expense  rate        balance  expense   rate      balance    expense   rate
                                    -------       -------  ----        -------  -------   ----      -------    -------   ----
                                                                (dollars expressed in thousands)
Earning assets:
  Time deposits with banks         $  4,693         319     6.80%     $  5,379      269      5.00%    $    825        31    3.76%
  Investment securities (2) (3)      74,687       4,473     5.99       141,720    6,965      4.91      132,563     6,650    5.02
  Federal funds sold and securities
   purchased under agreements to
   resell                             2,961         173     5.84         4,817      219      4.55        4,517       133    2.94
Loans (1) (2)                       205,288      17,462     8.51       182,922   15,196      8.31      171,889    15,152    8.82
                                    -------      ------                -------   ------                -------    ------
   Total earning assets             287,629      22,427     7.80       334,838   22,649      6.76      309,794    21,966    7.09
                                                 ------                          ------                           ------
Nonearning assets:
  Cash and due from banks            10,770                              9,782                           8,253
  Premises and equipment              6,522                             11,110                          11,452
  Other assets                       16,667                             10,584                           6,977
  Allowance for possible loan
     losses                          (3,451)                            (2,607)                         (2,894)
Total assets                      $ 318,137                           $363,707                         333,582
                                  =========                           ========                         =======
Interest-bearing liabilities:
   Interest-bearing demand and
    savings deposits              $  79,633       2,481      3.12%    $ 83,381     2,195     2.63%    $ 88,986      2,268    2.55%
   Time deposits of $100 or more     23,305       1,300      5.58       19,918       852     4.28       33,035      1,226    3.71
   Other time deposits               98,067       5,148      5.25       92,126     4,073     4.42       92,648      4,183    4.51
                                     ------       -----                 ------     -----                ------      -----
   Total interest-bearing deposits  201,005       8,929      4.44      195,425     7,120     3.64      214,669      7,677    3.58
   Federal funds purchased, short-
    term borrowings and Federal
    Home Loan Bank advances (3)      30,437       2,194      7.21       89,699     3,857     4.30       55,576      1,978    3.56
   Long-term debt                     1,054          95      9.01        1,054        95     9.01        1,055         95    9.00
                                      -----       -----                  -----      ----                 -----      -----
  Total interest-bearing labilities 232,496      11,218      4.83      286,178    11,072     3.87      271,300      9,750    3.59
                                                 ------                           ------                            -----
Non-interest-bearing liabilities:
   Demand deposits                   44,251                             49,125                          45,106
   Other liabilities                  3,584                              3,683                           2,498
                                      -----                              -----                           -----
           Total liabilities        280,331                            338,986                         318,904
Stockholders' equity                 37,806                             24,721                          14,678
                                     ------                             ------                          ------
       Total liabilities and
         stockholders' equity     $ 318,137                           $363,707                        $333,582
                                  =========                           ========                        ========
Net interest income                           $  11,209                        $  11,577                         $ 12,216
                                              =========                        =========                         ========
Interest rate spread                                        2.97%                            2.89%                           3.50%
Net interest margin                                         3.90                             3.46                            3.94
                                                            ====                             ====                            ====

_______________
(1)         Nonaccrual loans are included in the average loan amounts.
(2)         FBA has no tax-exempt income.
(3)         Includes the effects of interest rate exchange agreements.


     The following table indicates the changes in interest  income and interest  expense which are  attributable to changes in average  volume and  changes in average  rates,  in  comparison  with the same  period in the  preceding year.  The change in interest  due to the  combined  rate/volume  variance  has been  allocated  to rate and volume changes in proportion to the dollar amounts of the change in each.

                                              December 31, 1995 compared            December 31, 1994 compared
                                                 to December 31, 1994                   to December 31, 1993
                                                 --------------------                   --------------------
                                                                        Net                                  Net
                                          Volume          Rate        Change       Volume       Rate       Change
                                          ------          ----        ------       ------       ----       ------
                                                              (dollars expressed in thousands)
Earning assets:
   Time deposits with banks           $    (38)           88           50          225           13        238
   Investment securities (1) (2)        (3,790)        1,298       (2,492)         461         (146)       315
   Federal funds sold and
     securities purchased under
     agreements to resell                  (98)           52          (46)           9           77         86
   Loans (2)                             1,893           373        2,266          936         (892)        44
         --                              -----           ---        -----          ---         ----         --
         Total interest income          (2,033)        1,811         (222)       1,631         (948)       683
                                        ------         -----         ----        -----         ----        ---
Interest-bearing funds:
   Interest-bearing demand
     and savings deposits                 (103)          389          286         (144)          71        (73)
   Time deposits of $100 or more           161           287          448         (541)         167       (374)
   Other time deposits                     275           800        1,075          (24)         (86)      (110)
   Short-term borrowings (1)            (3,400)        1,737       (1,663)       1,403          476      1,879
   Long-term debt                            0             0            0            0            0          0
                                             -             -            -            -            -          -
         Total interest expense         (3,067)        3,213          146          694          628      1,322
                                        ------         -----          ---          ---          ---      -----
         Net interest income          $  1,034        (1,402)        (368)         937       (1,576)      (639)
                                      ========        ======         ====          ===       ======       ====

________________________

(1)   Includes the effects of interest rate exchange agreements.
(2)   FBA has no tax-exempt income.


Net Interest Income
     The primary source of FBA's income is net interest income, which is the difference between the interest earned on assets and the interest paid on liabilities. Net interest income was $11.2 million, or 3.90% of average earning assets, for the year ended December 31, 1995, compared with $11.6 million, or 3.46% of average earning assets, and $12.2 million, or 3.94% of average earning assets, for the years ended December 31, 1994 and 1993, respectively.
     With the general decline in interest rates during 1993, the yield on FBA's loan portfolio decreased from 9.85% in 1992 to 8.82% in 1993. Because FBA's loan portfolio consists predominately of automobile loans, which are generally fixed rate loans with relatively short average lives, as new loans were originated they were generally at rates below those of the existing portfolio. In addition, during this time, FBA was selling its excess loan originations, primarily from loans which were seasoned six to nine months. Since in a declining rate environment the rates on these loans tended to be somewhat higher than those on newly originated loans, this had the effect of reducing the average portfolio yield at a more rapid rate than would have occurred if loans were not sold. In 1994, as interest rates increased, FBA found that its ability to sell loans had decreased substantially. Furthermore, intense competition for automobile loans, particularly with nonbank entities, caused market rates to increase more slowly than interest rates in general. As more fully discussed in the Comparison of Results of Operations for 1995 and 1994, tightened underwriting standards within indirect automobile lending also contributed to reduced levels of new loan originations during the second half of 1995. Consequently, the amounts and rates at which new loans were originated were each less than anticipated. The combination of this trend and the continued repayments of the older loans, caused the yield on the loan portfolio to increase by 20 basis points to 8.51% for the year ended December 31, 1995, compared with 8.31% and 8.82% for the year ended December 31, 1994 and 1993, respectively, at the same time.
     At the same time, FBA's cost of interest-bearing deposits, the principal source of funding for the loan portfolio, increased by 80 basis points to 4.44% for the year ended December 31, 1995, from 3.64% and 3.58% for the years ended December 31, 1994 and 1993, respectively.

     Realizing the need to provide other sources of net interest income, FBA began following an investment strategy in 1992 whereby funds were borrowed, principally as advances and short-term repurchase agreements from the FHLB, which were invested in mortgage-backed securities. This generated an incremental spread, thereby enhancing income. In order to limit the amount of interest rate exposure in this strategy, the majority of the securities acquired had adjustable rates. All of the adjustable rate securities acquired were based on the Eleventh District Cost of Funds Index (COFI), which by its nature is an index which generally reacts more slowly to interest rate changes than more frequently used indices. Consequently, as rates declined in 1992 and 1993, this index decreased more slowly than interest rates generally, causing the spread between these investments and the corresponding cost of funds to widen. This contributed significantly to the net interest margin for 1992. However, as the interest rate declines slowed in 1993 and rates increased in 1994, this contribution to net interest margin was substantially reduced. The following is a comparison of the yield earned on the investment portfolio and the cost of short-term borrowings for the years ended December 31:

                                           Years ended December 31,
                                           ------------------------
                                          1995      1994       1993
                                          ----      ----       ----
      Average yield on investments        5.99%      4.91%     5.02%
      Average cost of borrowings          7.21       4.30      3.56
                                          ----       ----      ----
      Interest spread                    (1.22)%      .61%     1.46%
                                         =====        ===      ====

     Although a substantial portion of the investment portfolio was funded from other sources, this decreasing interest spread on that portion funded from short-term borrowings was a significant factor in the decline in net interest margin during 1994. Furthermore, as the investment securities portfolio increased, the portion of this portfolio which was funded with borrowed funds increased.
     Concerned that further increases in interest rates might cause the interest spread on these securities to become negative, in September 1994, FBA began the process of restructuring its investment portfolio. The restructuring process included sales of investment securities of $48.9 million and $113.9 million, resulting in net losses of $3.0 million and $7.1 million for the years ended December 31, 1995 and 1994, respectively. While this had a substantial negative impact on results of operations for those years, it has positioned FBA's investment portfolio for improved performance in future years.
     The average yield on  investments  and average cost of  borrowings  for the year ended December 31, 1995 also reflect the impact of the "quasi-reorganization." As more fully discussed in Note 2 to the accompanying consolidated financial statements, in accordance with the accounting provisions applicable to a quasi-reorganization, the assets and liabilities of FBA were adjusted to fair values as of December 31, 1994. This resulted in the yield on investment securities and cost of related borrowings to be adjusted to market rates at December 31, 1994.

Comparison of Results of Operations for 1995 and 1994

Net Loss
     Net loss for the year ended December 31, 1995 was $3.82 million in comparison to a net loss of $905,000 for the same period in 1994. As more fully discussed below, the operating results for 1995 reflect an after tax loss of $2.1 million incurred in connection with the repositioning of FBA's investment portfolio and a sharply higher provision for possible loan losses in comparison to the preceding year. As previously discussed, net interest income was $11.2 million, or 3.90% of average earning assets, for 1995, compared to $11.6 million, or 3.46% of average earning assets, for 1994.

Provision for Possible Loan Losses
     The provision for possible loan losses was $5.83 million and $1.26 million for the years ended December 31, 1995 and 1994, respectively. Net loan charge-offs were $3.35 million and $1.14 million for the years ended December 31, 1995 and 1994, respectively. As a result of the increased provision for possible loan losses, the allowance for loan losses was $5.23 million, or 2.71% of total loans, net of unearned discount, at December 31, 1995, compared to $2.76 million, or 1.36% of total loans, at December 31, 1994. Loans which were either 90 days or more past due and still accruing interest or on nonaccrual status totaled $1.07 million at December 31, 1995, representing a relatively modest .55% of total loans at that date. However, loans which were between 30 and 89 days past due were $6.65 million, or 3.45% of total loans, net of unearned discount, at December 31, 1995, in comparison to $1.37 million, or .67% of total loans, net of unearned discount, at December 31, 1994.

     The increase in the provision for possible loan losses is attributable to the increased level of loan charge-offs and loans past due over 30 days within the automobile loan portfolio and management's evaluation of the quality of the loans in that portfolio. Because of the increased loan charge-offs and loans past due over 30 days, FBA conducted an extensive internal review of the reasons for the losses and increasing level of loans past due over 30 days. As a result of the review, FBA increased its collection efforts and has implemented more stringent lending practices, including regular reviews of new loans originated and strict adherence to approved policies and practices. In addition, the level of loan charge-offs is partly due to a change in the practice and timing of recording such charge-offs. Previously, FBA charged-off the remaining balance of a loan after reducing that amount by the estimated value of the collateral even if the collateral was not yet in its possession. Commencing in the second quarter of 1995, FBA charges-off a loan when it becomes 120 days or more past due, regardless of whether the collateral is in its possession. When the collateral is subsequently received, the charged-off amount is adjusted for the value of the collateral.

Noninterest Income and Expense
     The following table  summarizes  noninterest  income and noninterest  expense for the years ended December 31,
1995 and 1994, respectively.
                                                                                       Increase (Decrease)
                                                                                       -------------------
                                                       1995           1994           Amount         Percent
                                                       ----           ----           ------         -------
                                                                (dollars expressed in thousands)
Noninterest income:
    Service charges on deposit accounts
      and customer service fees                    $   1,458          1,596            (138)          (8.6)%
    Gains on sale of loans                                 -             38             (38)             -
    Loan servicing fees                                  159            290            (131)         (45.2)
    Other income                                       1,253            572             681          119.1
                                                       -----            ---             ---
                                                       2,870          2,496             374           15.0
                                                                                                      ====
    Gain (loss) on sales of securities                (2,996)        (7,007)          4,011
                                                      ------         ------           -----
            Total noninterest income (loss)        $    (126)        (4,511)          4,385
                                                   =========         ======           =====

Noninterest expense:
    Salaries and employee benefits                 $   4,029           8,911         (4,882)         (54.8)%
    Occupancy, net of rental income                    1,274           1,321            (47)          (3.6)
    Furniture and equipment                              663            843            (180)         (21.4)
    Federal Deposit Insurance
      Corporation premiums                               313            684            (371)         (54.2)
    Postage, printing and supplies                       303            554            (251)         (45.3)
    Legal, examination and
      professional fees                                1,354          1,203             151           12.6
    Data processing                                      664            890            (226)         (25.4)
    Communications                                       553            503              50            9.9
    Losses and expenses on foreclosed property           176            192             (16)          (8.3)
    Other                                              1,831          1,073             758           70.6
                                                       -----          -----             ---
            Total noninterest expense              $  11,160         16,174          (5,014)         (31.0)
                                                   =========         ======          ======          =====

Noninterest Income
     Noninterest income improved to a loss of $126,000 from a loss of $4.5 million for the years ended December 31, 1995 and 1994, respectively. As more fully discussed in the Net Interest Income and Interest Rate Risk Management sections of the Annual Report, the losses in noninterest income for 1995 and 1994 are attributable to sales of investment securities resulting in a net loss of $3.0 million and $7.0 million for the years ended December 1, 1995 and 1994, respectively.
     Service charges on deposit accounts decreased by $138,000 to $1.46 million from $1.60 million for the years ended December 31, 1995 and 1994, respectively. The decrease is primarily attributable to FBA's decision to waive the customary service charges on deposit accounts for one month. FBA elected to waive these charges as a result of any disruption customers may have incurred during the conversion of data processing and centralization of other operating functions to First Banks' systems and procedures.

     Loan servicing fees decreased to $159,000 from $290,000 for the years ended December 31, 1995 and 1994, respectively. The decrease is due to a reduction in the amount of loans serviced for others to $8 million at December 31, 1995 from $21 million at December 31, 1994. Loans serviced for others consist of automobile loans which were sold with servicing retained by FBA. The increase in interest rates throughout 1994 and early 1995 made the sale of loans at prices acceptable to FBA difficult, and consequently the amount of such sales decreased significantly during that time. FBA's decision to reduce the overall volume of new loan originations in 1995 and retain the remaining production in its loan portfolio eliminated any further loan sales.
     Other income increased by $678,000 to $1.25 million from $572,000 for the years ended December 31, 1995 and 1994, respectively. Other income for the year ended December 31, 1995 includes a nonrecurring benefit of $179,000 from the termination of the Directors' Retirement Plan. The Directors' Retirement Plan was terminated by the Board of Directors on September 11, 1995. The income represents the nonvested portion previously expensed by FBA under the plan. In addition, other income for the year ended December 31, 1995 includes $802,000 which was previously maintained in a trust. The trust was established during 1990 and subsequently funded by FBA to provide limited protection against personal claims being taken or threatened against FBA's officers and directors as well as to provide for potential costs of litigation. Prior to FBA's affiliation with First Banks, officer and director liability insurance was not available to FBA at an economically feasible price. Considering the cost of such insurance, certain legal claims pending against FBA at that time and the potential for additional claims, FBA elected to establish and fund this trust. Since officer and director coverage is now available at a reasonable price through First Banks, the trust fund is no longer necessary and, accordingly, was terminated, at which time the funds were returned to FBA. Offsetting the increase in other income for the year ended December 31, 1995 in comparison to 1994 is a $255,000 legal settlement received and recorded as income during 1994. The legal settlement related to a lawsuit filed against the Federal Deposit Insurance Corporation (FDIC) regarding the closure of FBA's former subsidiary, BankTEXAS Dallas N.A.

Noninterest  Expense
     Noninterest expense decreased by $5.0 million to $11.2 million from $16.2 million for the years ended December 31, 1995 and 1994, respectively. While there were significant expense reductions in most functional areas of FBA, the largest decrease is related to salaries and employee benefits.
     The decrease in salaries and employee benefits of $4.9 million to $4.0 million from $8.9 million for the years ended December 31, 1995 and 1994, respectively, relates primarily to reductions in staff. FBA's staff was reduced to 67 full-time employees at December 31, 1995, from 142 and 162 full-time employees at December 31, 1994 and 1993, respectively. The components of the decrease were as follows:

                                                                  Decrease
                                                                  ----------
                                                1995     1994   Amount  Percent
                                                ----     ----   ------  -------

                                               (dollars expressed in thousands)

Salaries and wages ........................   $3,022    5,346   (2,324)  (43.5)%
Payroll taxes .............................      286      418     (132)  (31.6)
Employee benefits .........................      648      980     (332)  (33.9)
Severance benefits ........................       73      430     (357)  (83.0)
Nonrecurring benefits accruals ............        0    1,737   (1,737)      0
                                               -----    -----   ------
     Total salaries and employee benefits .   $4,029    8,911   (4,882)  (54.8)
                                              ======    =====   ======   =====

     However, a portion of this decrease resulted from the performance of certain functions and the centralization of certain operations with First Banks for which fees were paid in lieu of direct salary and benefit payments. The Company incurred both nonrecurring costs incurred in connection with the conversion and centralization of data processing and certain operating functions to First Banks' systems and procedures and the ongoing fees paid to First Banks for management services. The management fees paid to First Banks were $796,000 and $14,000 for the years ended December 31, 1995 and 1994, respectively. This resulted in an increase in other expenses of $758,000 to $1.8 million from $1.1 million for the years ended December 31, 1995 and 1994, respectively.
     Another factor contributing to the decrease in noninterest expense was a reduction in FDIC deposit insurance premiums. As more fully described in the Regulation and Supervision section of Management's Discussion and Analysis, on August 8, 1995, the FDIC voted to reduce the deposit insurance premiums paid by most members of the Bank Insurance Fund (BIF). The reduction in the BIF rates, which was effective June 1, 1995, reduced FBA's FDIC insurance premium expense by approximately $371,000 to $313,000 from $684,000 for the years ended December 31, 1995 and 1994, respectively.

Income Taxes
     The accompanying consolidated statement of operations reflects a deferred income tax benefit of $2.1 million for the year ended December 31, 1995. This compares to a $9.5 million deferred income tax benefit for the same period in 1994. At December 31, 1995 and 1994, the accompanying consolidated balance sheets include a deferred tax asset, net of deferred tax liabilities, of $13.2 million and $11.2 million, respectively. The deferred tax asset valuation allowance was $2.7 million at December 31, 1995 and 1994. As more fully discussed in Note 9 to the consolidated financial statements, during 1994, FBA's valuation reserve was reduced to $2.7 million which contributed to the recognition of a deferred income tax benefit of $9.5 million. There were no adjustments to the deferred tax asset valuation allowance during 1995. FBA's management believes it is more likely than not that its operating results will be increased to a level that permits utilization of all or a substantial portion of net deferred tax assets including utilization of net operating loss carryforwards.

Comparison of Results of Operations for 1994 and 1993

Net Loss
     Net loss for the year ended December 31, 1994 was $905,000, compared with net income of $219,000 for the year ended December 31, 1993. The results of operations for 1994 were significantly affected by the decline in net interest income to $11.6 million or 3.46% of average earning assets, for 1994, compared to $12.2 million, or 3.94% of average earning assets, for 1993. In addition, in connection with the restructuring of its investment portfolio, the Company incurred a net loss on sales of securities of $7.0 million in 1994. The magnitude of these were partially offset by several other factors, some of which were nonrecurring.

Provision for Possible Loan Losses
     The provision for possible loan losses was $1.3 million for the year ended December 31, 1994, compared to $490,000 for 1993. Net loan charge-offs increased to $1.1 million for 1994, compared to $897,000 for 1993. Loans which were either 90 days or more past due and still accruing interest or on nonaccrual status totaled $476,000 at December 31, 1994, or .23% of total loans, net of unearned discount. Loans which were over 30 to 90 days past due were $1.4 million, or
 .67% of total loans, net of unearned discount, at December 31, 1994, in comparison to $1.6 million, or .94% of total loans, net of unearned discount, at December 31, 1993. Considering the increase in total loans and the level of loans past due over 30 days in 1994, management assessed the adequacy of the allowance for possible loan losses and determined that it would be prudent to strengthen it through the additional provision.

Noninterest  Income and Expense
     The following table summarizes noninterest income and noninterest expense for the years ended December 31, 1994 and 1993, respectively.

                                                        Increase (Decrease)
                                                        -------------------
                                          1994      1993   Amount    Percent
                                          ----      ----   ------    -------
                                            (dollars expressed in thousands)
Noninterest income:
    Service charges on deposit accounts
  and customer service fees ..........  $ 1,596    1,716     (120)     (7.0)%
Gains on sale of loans ...............       38      698     (660)    (94.6)
Loan servicing fees ..................      290      201       89      44.3
Other income .........................      572      210      362     172.4
                                            ---      ---      ---
                                          2,496    2,825     (329)    (11.6)
                                                                      =====
Gain (loss) on sales of securities ...   (7,007)     243   (7,250)
                                         ------      ---   ------
       Total noninterest income (loss)  $(4,511)   3,068   (7,579)
                                        =======    =====   ======

                                                           Increase (Decrease)
                                                           -------------------
                                               1994    1993   Amount   Percent
                                               ----    ----   ------   -------
                                               (dollars expressed in thousands)
Noninterest expense:
Salaries and employee benefits ...........  $ 8,911   6,483   2,428     37.5%
Occupancy, net of rental income ..........    1,321   1,348     (27)    (2.0)
Furniture and equipment ..................      843     919     (76)    (8.3)
Federal Deposit Insurance
  Corporation premiums ...................      684     754     (70)    (9.3)
Postage, printing and supplies ...........      554     461      93     20.2
Legal, examination and professional fees .    1,203   1,580    (377)   (23.9)
Data processing ..........................      890     911     (21)    (2.3)
Communications ...........................      503     599     (96)    16.0
Losses and expenses on foreclosed property      192     166      26     15.7
Litigation settlement expense ............        -     592    (592)       -
Other ....................................    1,073     762     311     40.8
                                              -----     ---     ---
          Total noninterest expense ......  $16,174  14,575   1,599     11.0
                                            =======  ======   =====     ====

Noninterest Income
     Noninterest income decreased to a loss of $4.5 million from income of $3.1 million for the years ended December 31, 1994 and 1993, respectively. As previously discussed in the Net Interest Income section of the Annual Report, the loss in noninterest income for 1994 is attributable to sales of securities which resulted in a net loss of $7.0 million for the year ended December 31, 1994.
     Service charges on deposit accounts decreased approximately $120,000, or 7.0% in 1994 compared with 1993. In 1992, FBA had tightened its policy of verifying the credit history of new deposit customers to reduce its exposure to losses from checks drawn on accounts with insufficient funds. At the same time, service charge increases were instituted in several areas, principally affecting demand deposit accounts. While this resulted in an immediate increase in service charge income, gradually those customers who customarily maintained relatively small accounts, and therefore incurred larger service charges relative to the amount of funds on deposit, began changing their account relationships. Many of those with funds in other accounts transferred sufficient funds to their demand accounts to reduce the amount of the service charges. Others who did not have those funds available closed their accounts. This resulted in a net reduction of the number of customer accounts serviced by FBA during this period, but an increase in the average balance of the remaining accounts.
     In 1993, FBA realized gains of $698,000 from the sale of loans, primarily the sale of automobile loans originated which exceeded the capacity of the loan portfolio. As interest rates increased in 1994, FBA's ability to sell these loans was substantially reduced, and the gains on such sales decreased to $38,000. In connection with these loan sales, FBA retained the related servicing rights. FBA received only a portion of the annual servicing fees in 1993 on those loans sold during the year, but a full year's fees in 1994. Consequently, income from servicing loans for others increased from $201,000 in 1993 to $290,000 in 1994.
     The increase in other noninterest income for the year ended December 31, 1994 related principally to the receipt of $255,000 in settlement of litigation relating to the closure of BankTEXAS Dallas N.A. in 1990.

Noninterest Expense
     Total noninterest expense was $16.2 million for the year ended December 31, 1994, compared with $14.6 million for the year ended December 31, 1993. Included in 1994 expenses were several nonrecurring charges reflecting changes initiated during the year by FBA. These included: (a) accruals of $430,000 for severance benefits relating to the realignment of staffing levels; (b) an increase in the expense for the defined benefit pension plan of $839,000 for which the accumulation of benefits was discontinued in 1994; and (c) an accrual of $898,000 for the unfunded liability relating to the post-retirement medical benefits plan.

     Because most of the effects of these nonrecurring charges were reflected as personnel expenses, these expenses increased to $8.9 million for the year ended December 31, 1994, compared with $6.5 million for the year ended December 31, 1993, an increase of $2.4 million, or 37.5%. The components of this increase were as follows:

                                                               Increase
                                                               --------
                                             1994   1993   Amount   Percent
                                             ----   ----   ------   -------
                                            (dollars expressed in thousands)

Salaries and wages ......................  $5,346  5,224      122     2.3%
Payroll taxes ...........................     418    408       10     2.5
Employee benefits .......................     980    816      164    20.1
Severance benefits ......................     430     35      395
Nonrecurring benefits accruals ..........   1,737      0    1,737
                                            -----  -----    -----
     Total salaries and employee benefits  $8,911  6,483    2,428    37.5
                                           ======  =====    =====    ====

     Occupancy expense, net of rental income, decreased to $1.32 million for the year ended December 31, 1994 from $1.35 million for the year ended December 31, 1993. This decrease primarily resulted from rental income of the McKinney building by unrelated tenants, which increased to $286,000 for the year ended December 31, 1994 from $245,000 for the year ended December 31, 1993, an increase of 16.7%. This increase in rental income was partially offset by rent expense on FBA's Abrams facility, which was opened in September 1993.
     Expenses related to furniture and equipment decreased in 1994 to $843,000 from $919,000 for 1993, a decrease of $76,000, or 8.3%. In the past, FBA leased substantial portions of the equipment required for bank operations. Most of these leases expired during 1993 and 1994 and were not renewed. As the leases expired, FBA purchased that equipment which was still required for operations, if the equipment was serviceable and the cost was reasonable. Other equipment was acquired as necessary. Consequently, rent expense on equipment leases decreased from $255,000 for the year ended December 31, 1993 to $157,000 for the year ended December 31, 1994.
     Legal, examination and professional fees decreased to $1.20 million for the year ended December 31, 1994 from $1.58 million for the year ended December 31, 1993, a decrease of $377,000, or 23.9%. In 1993, FBA settled a class action lawsuit relating to a 1984 private placement of common stock. The cost of this settlement was reflected as a separate expense during the year ended December 31, 1993. In addition, in February 1994, the court ruled in favor of FBA in a lawsuit in which claims of lender liability had been asserted. While this litigation is being appealed by the plaintiffs, the legal fees required to defend FBA's position in connection with this action, as well as the class action, were substantially reduced in 1994.
     Other noninterest expenses increased to $1.07 million for the year ended December 31, 1994, compared with $762,000 for the year ended December 31, 1993, an increase of $311,000, or 40.8%. Included in other expenses for 1994 was a nonrecurring charge of $295,000 incurred in connection with a change in the Company's vendors single interest insurance policies relating to its indirect automobile lending program. In addition, during the year ended December 31, 1993, FBA reversed approximately $354,000 of estimated accrued costs relating to the closure of BankTEXAS Dallas N. A., FBA's former subsidiary, that were no longer considered necessary.

Income Taxes
     Following the completion of the private placement of Class B Stock in August 1994, FBA analyzed its deferred income tax assets and liabilities, and particularly the probability of their utilization. Because of the history of FBA, the ability of FBA to consistently generate sufficient taxable income to realize the benefits of the various tax attributes which were available to it was uncertain in 1993. For this reason, FBA had fully reserved its net deferred tax assets in 1993. With the receipt of the additional capital from the private placement, and the cash proceeds therefrom, it was determined that the ability of FBA to generate future taxable income was substantially enhanced. Although the nature of the transaction caused the imposition of certain limitations under the Internal Revenue Code, which will result in the expiration of a portion of the tax attributes before they can be utilized, the analysis indicates that a substantial portion remains which can be utilized. As a result of this analysis, FBA reduced the valuation allowance established in connection with the deferred tax assets. This contributed to the recognition of a credit for deferred income taxes for the year ended December 31, 1994 of $9.46 million.

Investment Securities
     FBA classifies the securities within its investment portfolio as held to maturity or available for sale. FBA does not engage in the trading of investment securities. As more fully described in the Net Interest Income section of the Annual Report and Note 3 of the accompanying consolidated financial statements, during 1994 management conducted a review of its investment portfolio and practices. As a result of the review, it was decided to reclassify the remaining securities within the held-to-maturity portfolio to available for sale and to substantially restructure the available-for-sale securities portfolio. As more fully described in the Net Interest Income and Interest Rate Risk Management sections hereof and Notes 1 and 16 of the accompanying consolidated financial statements, the restructuring of the investment security portfolio was completed during 1995.

Loans and Allowance for Possible Loan Losses
     Interest earned on the loan portfolio is the primary source of income for FBA. Loans, net of unearned discount, represented 64.9% of total assets as of December 31, 1995, as compared to 61.3% as of December 31, 1994. As of December 31, 1995, total loans, net of unearned discount were $192.6 million, a decrease of $10.7 million from $203.3 million at December 31, 1994. As previously discussed in the Financial Condition and Average Balances section of Management's Discussion and Analysis, this decrease is attributable to the decrease in indirect automobile loans, which was partially offset by increases in commercial and financial and real estate construction and development loans. For 1994, total loans, net of unearned discount, increased by $35.6 million. The growth was primarily attributable to indirect automobile loans.
     FBA sold loans totaling $55.6 million during 1994. Loans serviced for investors was $8 million and $21 million at December 31, 1995 and 1994, respectively. During 1994 and 1993, FBA originated FHA Title I home improvement residential mortgage loans which were held for resale to investors. There were no loans sold or held for sale during the year ended December 31, 1995.

     The following  table shows the  composition of the loan portfolio by major category and the percent of each to the total portfolio as of the dates presented:
                                                                     December 31,
                                                                     ------------
                                 1995                1994                1993               1992             1991
                                 ----                ----                ----               ----             ----
                           Amount    Percent    Amount   Percent   Amount    Percent  Amount   Percent   Amount    Percent
                           ------    -------    ------   -------   ------    -------  ------   -------   ------    -------
                                                           (dollars expressed in thousands)

Commercial and financial $  15,055      7.8%   $ 14,556      7.4%  $ 7,653     5.2% $  11,576     6.8%   $14,133      7.7%
Real estate construction
 and development            26,048     13.5      13,793      7.0     9,072     6.2      7,117     4.2      4,116      2.2
Real estate mortgage        12,572      6.5      14,796      7.6    12,862     8.8     18,646    11.0     27,133     14.8
Consumer and installment,
 net of unearned discount  138,898     72.2       2,916      78.0  117,116    79.8    132,356    78.0     137,98     75.3
                           -------     ----     -------      ----  -------    ----    -------    ----    -------     ----
          Total loans,
            excluding
            loans held
            for sale       192,573    100.0%    196,061     100.0% 146,703   100.0%    169,695  100.0%   183,371    100.0%
                                      =====                 =====            =====              =====               =====
Loans held for sale:
   Consumer                      0                6,578             15,429               5,000                0
   FHA Title I Home
     Improvement                 0                  675              5,600                   0                0
                           -------                  ---              -----                   -                -
         Total loans    $  192,573           $  203,314         $  167,732          $  174,695         $ 183,371
                        ==========           ==========         ==========          ==========         =========

     Loans at December 31, 1995 mature as follows:
                                                             Over one year
                                                          through five years         Over five years
                                                          ------------------         ---------------
                                             One year      Fixed     Floating      Fixed     Floating
                                              or less      rate        rate        rate        rate       Total
                                             --------      -----     -------       -----      -------     -----
                                                           (dollars expressed in thousands)

Commercial and financial                   $  4,957        4,591      5,282         202         23       15,055
Real estate construction
    and development                          20,830           42      5,167           9         -        26,048
Real estate mortgage                          2,588        1,242      4,691       3,509        542       12,572
Consumer and installment                      7,295      116,912        182      14,509          0      138,898
                                             ------      -------      -----      ------       ----      -------
           Total loans, excluding
              loans held for sale          $ 35,670      122,787     15,322      18,229        565      192,573
                                           ========      =======     ======      ======        ===      =======



    The following table is a summary of loan loss experience for the five years ended December 31, 1995:

                                                               December 31,
                                                               ------------
                                           1995         1994        1993        1992       1991
                                           ----         ----        ----        ----       ----
                                                                (dollars expressed in thousands)

Balance at beginning of year ............ $2,756       2,637       3,044       4,479       5,666
                                          ------       -----       -----       -----       -----
Loans charged off:
    Commercial and financial ............   --            (7)       (268)       (801)       (846)
    Real estate construction and
      development .......................     (2)          0           0           0        --
    Real estate mortgage ................    (57)       (375)         (8)       (409)     (1,103)
    Consumer and installment ............ (4,010)     (1,876)     (1,622)     (2,347)     (2,543)
                                          ------      ------      ------      ------      ------
         Total charge-offs .............. (4,069)     (2,258)     (1,898)     (3,557)     (4,492)
                                          ------      ------      ------      ------      ------
Recoveries of loans previously
   charged off:
    Commercial and financial ............    129         184         164         324         499
    Real estate construction and
      development .......................      1           -          -           -           -
    Real estate mortgage ................     35         258         154         251         715
    Consumer and installment ............    550         677         683       1,040       1,157
                                           -----       -----       -----       -----       -----
         Total recoveries ...............    715       1,119       1,001       1,615       2,371
                                           -----       -----       -----       -----       -----
         Net charge-offs ................ (3,354)     (1,139)       (897)     (1,942)     (2,121)
Provision for possible loan losses ......  5,826       1,258         490         507         934
                                           -----       -----         ---         ---         ---
Balance at end of year .................. $5,228       2,756       2,637       3,044       4,479
                                          ======       =====       =====       =====       =====

Loans outstanding:
   Average ............................. 205,288     182,922     171,889     183,315     187,962
    End of period ...................... 192,573     203,314     167,732     174,695     183,371
    Ratio of allowance for possible
      loan losses to loans outstanding:
         Average ........................   2.55%       1.51%       1.53%       1.66%       2.38%
           End of period ................   2.71        1.36        1.57        1.74        2.44
     Ratio of net charge-offs to  average
       loans outstanding ................   1.63         .62         .52        1.06        1.13
                                            ====         ===         ===        ====        ====

Allocation of allowance for possible
    loan losses at end of period:
     Commercial and financial ..........  $  409         197         229         456       1,162
      Real estate construction
       and development .................     707         187         237          71         132
      Real estate mortgage .............     344         201         720       1,003       1,023
      Consumer and installment .........   3,768       2,171       1,451       1,514       2,162
                                           -----       -----       -----       -----       -----
         Total .........................  $5,228       2,756       2,637       3,044       4,479
                                          ======       =====       =====       =====       =====

Percent of categories to loans,
    net of unearned discount:
      Commercial and financial ..........    7.8%        7.1%        4.6%        6.6%        7.7%
      Real estate construction and
        development .....................   13.5         6.8         5.4         4.1         2.2
      Real estate mortgage ..............    6.5         7.3         7.7        10.7        14.8
      Consumer and installment ..........   72.2        75.2        69.8        75.7        75.3
      Loans held for sale ...............      0         3.6        12.5         2.9           0
                                           -----         ---        ----         ---           -
         Total ..........................  100.0%      100.0%      100.0%      100.0%      100.0%
                                           =====       =====       =====       =====       =====

     Nonperforming assets include nonaccrual loans and foreclosed property. The following table presents the categories of nonperforming assets for the past five years:

                                                      December 31,
                                                      ------------
                                       1995     1994     1993      1992    1991
                                       ----     ----     ----      ----    ----
                                             (dollars expressed in thousands)

Nonperforming loans ............... $    549     293     622     1,426    4,203
Foreclosed property, net ..........    1,013   1,553   3,171     5,211    6,882
                                       -----   -----   -----     -----    -----
      Total nonperforming assets .. $  1,562   1,846   3,793     6,637   11,085
                                    ========   =====   =====     =====   ======

Loans, net of unearned discount ..  $192,573 203,314 167,732   174,695  183,371
                                    ======== ======= =======   =======  =======
Loans past due:
   Over 30 days to 90 days .......     6,649   1,368   1,571     1,462    2,106
   Over 90 days and still accruing       517     183     803       149      160
        --                             -----   -----   -----     -----    -----
       Total past-due loans .......  $ 7,166   1,551   2,374     1,611    2,266
                                     =======   =====   =====     =====    =====
Allowance for possible loan losses
    to loans ......................     2.71%   1.36%   1.57%     1.74%    2.44%
Nonperforming loans to loans ......      .29     .14     .37       .82     2.29
Allowance for possible loan losses
    to nonperforming loans ........   952.28   940.61 423.95    213.46    106.57
Nonperforming assets to total loans
    and foreclosed property .......      .81      .90   2.22      3.69      5.83
                                         ===      ===   ====      ====      ====


     As of December 31, 1995 and 1994, approximately $5.2 million and $2.5 million, respectively, of loans not included in the table above were identified by management as having potential credit problems which raised doubts as to the ability of the borrowers to comply with the present loan repayment terms.
     FBA's credit management policy and procedures focuses on identifying and managing credit exposure. FBA utilizes a lender-initiated system of rating credits, which is subsequently tested by internal loan review and bank regulators. Adversely rated credits are included on a watch list, and are reviewed at least every four months. Loans may be added to the watch list for reasons which are temporary and correctable, such as the absence of current financial statements of the borrower, or a deficiency in loan documentation. Other loans are added as soon as any problem is detected which might affect the borrower's ability to meet the terms of the loan. This could be initiated by the delinquency of a scheduled loan payment, a deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates.
     In addition to the rating system, the credit administration coordinates the periodic credit reviews and provides management with information on risk levels, trends, delinquencies and portfolio concentrations.
     The allowance for possible loan losses is based on past loan loss experience, FBA management's evaluation of the quality of the loans in the portfolio and the anticipated effect of national and local economic conditions relative to the ability of loan customers to repay. Each month, the allowance for possible loan losses is reviewed relative to the watch list and other data to determine its adequacy. The provision for possible loan losses is management's estimate of the amount necessary to maintain the allowance at a level consistent with this evaluation. As adjustments to the allowance for possible loan losses are considered necessary, they are reflected in the consolidated statements of income.
     FBA does not lend funds for foreign loans. Additionally, FBA does not have any concentrations of loans exceeding 10% of total loans which are not otherwise disclosed in the loan portfolio composition table and Note 4 to the accompanying consolidated financial statements. FBA does not have any amount of interest-bearing assets which would have been included in nonaccrual, past due or restructured loans if such assets were loans.

Deposits
     Deposits are the primary source of funds for FBA. FBA's deposits consist principally of core deposits from its local market areas. FBA does not accept brokered deposits. The following table sets forth the distribution of FBA's average deposit accounts at the dates indicated and the weighted average interest rates by category of deposit:

                                            Years ended December 31,
                                            ------------------------
                                    1995              1994            1993
                                    ----              ----            ----
                              Balance   Rate   Balance  Rate   Balance   Rate
                              -------   ----   -------  ----   -------   ----
                                        (dollars expressed in thousands)

Non-interest-bearing demand  $ 44,251      0% $ 49,125     0% $ 45,10       -%
Interest-bearing demand        22,718   2.00    24,677  2.01    24,076    1.94
Savings                        56,915   3.56     8,704  2.90    64,910    2.78
Time deposits of $100
  or more                      23,305   5.58    19,918  4.28    33,035    3.71
Other time                     98,067   5.25    92,126  4.42    92,648    4.51
                               ------   ====    ------  ====    ------    ====
   Total average deposits    $245,256         $244,550        $259,775
                             ========         ========        ========

     The   following   table   presents  the  maturity   structure  of  domestic
certificates of deposit of $100,000 and over
at December 31, 1995, 1994 and 1993:
                                         December 31,
                                         ------------
                                    1995     1994    1993
                                    ----     ----    ----
                                (dollars expressed in thousands)

3 months or less .......           $ 7,247  10,016   2,882
Over 3 through 6 months              3,850   3,857   9,615
Over 6 through 12 months             4,769   1,919   1,546
Over 12 months .........             7,643   7,271   7,669
     --                             ------   -----   -----
                 Total .           $23,509  23,063  21,712
                                   =======  ======  ======

     Capital On August 31, 1994, FBA issued and sold for $30 million in a private placement 2,500,000 shares of Class B Common Stock to First Banks. The Class B Common Stock is generally equivalent to FBA's Common Stock, except that it is not registered or transferable by First Banks, other than to an affiliated entity, and has dividend rights which are junior to those of FBA's Common Stock. From the net proceeds of this private placement, after issuance expenses of $377,000, $3.8 million and $17.0 million were contributed to the capital of the Bank during 1995 and 1994, respectively. The remainder is held by FBA for future use in connection with acquisitions or other corporate purposes. First Banks owns 65.41% of the total outstanding voting stock of FBA at December 31, 1995.
     In January 1995, the Board of Directors authorized the purchase of up to 194,517 shares of common stock for treasury. Shares purchased during 1995 totaled 79,603, at an aggregate cost of $828,000.
     Risk-based capital guidelines for financial institutions are designed to relate regulatory capital requirements to the risk profiles of the specific institutions and to provide more uniform requirements among the various regulators. FBA and the Bank are required to maintain a minimum risk-based capital to risk-weighted assets ratio of 8.0%, with at least 4.0% being "Tier 1" capital. Tier 1 capital is composed of total stockholders' equity excluding the net fair value adjustment for securities available for sale and less net deferred tax assets in excess of specified parameters as more fully described below. In addition, a minimum leverage ratio (Tier 1 capital to total assets) of 3.0% plus an additional cushion of 100 to 200 basis points is expected.
     At December 31, 1995 and 1994, FBA's and the Bank's capital ratios were as follows:
                     Risk-Based Capital Ratios
                     -------------------------
                 Total                    Tier 1               Leverage Ratio
                 -----                    ------               --------------

           1995         1994          1995         1994       1995        1994
           ----         ----          ----         ----       ----        ----
 FBA      11.69%       17.50%        10.43%        16.28%     8.38%       11.97%
 Bank      8.01         9.25          6.74          8.04      5.38         5.82
           ====         ====          ====          ====      ====         ====

     On April 1, 1995, a new capital regulation became effective which limits the amount of net deferred tax assets that FBA and the Bank may include in regulatory capital. A deferred tax asset arises as a result of an expense recorded currently in the financial statements which will not become a tax deduction until some time in the future, such as the allowance for possible loan losses, income which may be recognized for tax purposes before it is recorded in the financial statements, or tax benefits which may be available in the future for which there is no corresponding financial statement benefit, such as tax loss carryforwards. The change in regulation limits the amount of net deferred tax assets, excluding any amounts applicable to the net fair value adjustment for securities available for sale, that are included in Tier 1 capital to the lesser of the amount of net deferred tax assets that the entity expects to realize over the next twelve-month period or 10% of its Tier 1 capital.
     The new capital regulation affects regulatory capital for both FBA and the Bank as their net deferred tax assets, as adjusted, exceed the lesser of the amount expected to be realized over the next twelve-month period or 10% of Tier 1 capital. The amounts expected to be realized over the next twelve months for FBA and the Bank have been estimated at $1.9 million and $768,000, respectively, and are included in Tier 1 capital as these amounts are less than 10% of their Tier 1 capital. The remaining amounts of the net deferred tax assets, as adjusted, of $11.4 million and $9.2 million for FBA and the Bank, respectively, have been subtracted from stockholders' equity in arriving at Tier 1 capital at December 31, 1995.

Interest Rate Risk Management
     In financial institutions, the maintenance of a satisfactory level of net interest income is a primary factor in achieving acceptable income levels. However, the maturity and repricing characteristics of the institution's loan and investment portfolios, relative to those within its deposit structure, may differ significantly. Furthermore, the ability of borrowers to repay loans and depositors to withdraw funds prior to stated maturity dates introduces divergent option characteristics which operate primarily as interest rates change. This causes various elements of the institution's balance sheet to react in different manners and at different times relative to changes in interest rates, thereby leading to increases or decreases in net interest income over time. Depending upon the nature and velocity of interest rate movements and their effect on the specific components of the institution's balance sheet, the effects on net interest income can be substantial. Consequently, a fundamental requirement in managing a financial institution is establishing effective control of the exposure of the institution to changes in interest rates.
     FBA manages its interest rate risk by: (1) maintaining an Asset Liability Committee (ALCO) responsible to FBA's Board of Directors to review the overall interest rate risk management activity and approve actions taken to reduce risk;
(2) maintaining an effective monitoring mechanism to determine FBA's exposure to changes in interest rates; (3) coordinating the lending, investing and deposit-generating functions to control the assumption of interest rate risk; and (4) employing various off-balance-sheet financial instruments to offset inherent interest rate risk when it becomes excessive. The objective of these procedures is to limit the adverse impact which changes in interest rates may have on net interest income.
     The ALCO has overall responsibility for the effective management of interest rate risk and the approval of policy guidelines. The ALCO includes the Chairman and Chief Executive Officer, the senior executives of investments, credit, retail banking and finance, and certain other officers. The ALCO is supported by the Asset Liability Management Group which monitors interest rate risk, prepares analyses for review by the ALCO and implements actions which are either specifically directed by the ALCO or established by policy guidelines. To measure the effect of interest rate changes, FBA recalculates its net income over a one-year horizon on a pro forma basis assuming instantaneous, permanent parallel and non-parallel shifts in the yield curve, in varying amounts both upward and downward.
     During 1994, FBA expanded its use of off-balance-sheet derivative financial instruments to assist in the management of interest rate sensitivity. These off-balance-sheet derivative financial instruments are utilized to modify the repricing, maturity and option characteristics of on-balance-sheet assets and liabilities. As more fully described in Notes 1 and 16 to the accompanying consolidated financial statements, FBA holds off-balance-sheet derivative financial instruments, generally limited to interest rate cap agreements and interest rate futures contracts. The use of such derivative financial instruments is strictly limited to reducing the interest rate exposure of FBA.

     Derivative financial instruments held by FBA for purposes of managing interest rate risk are summarized as follows:

                                                  December 31,
                                                 --------------
                                            1995                   1994
                                   Notional     Credit     Notional    Credit
                                    amount     exposure     amount    exposure
                                    ------     --------     ------    --------
                                            (dollars expressed in thousands)

 Interest rate futures contracts  $    -          -        768,000         -
 Interest rate cap agreements      10,000        291        10,000        577
                                   ======        ===        ======        ===

     The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of FBA's credit exposure through its use of derivative financial instruments. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives. FBA sold interest rate futures contracts and purchased options on interest rate futures contracts to hedge the interest rate risk of its available-for-sale securities portfolio. Interest rate futures contracts are commitments to either purchase or sell designated financial instruments at a future date for a specified price and may be settled in cash or through delivery of such financial instruments. Options on interest rate futures contracts confer the right to purchase or sell financial futures contracts at a specified price and are settled in cash.
     During 1995, as interest rates declined, FBA incurred losses on the interest rate futures contracts. The losses incurred on the interest rate futures contracts were partially offset by gains in the available-for-sale securities portfolio. The overall net loss in net market value of these positions is attributable to an increase in the projected prepayments of principal underlying the available-for-sale securities portfolio. These increased prepayment projections disproportionately shortened the expected lives of the available-for-sale securities portfolio in comparison to the effective maturity created with the hedge position. As a result, beginning in the second quarter of 1995, FBA began to reduce its hedge position to coincide with the current expected life of the available-for-sale securities portfolio by decreasing the number of outstanding interest rate futures contracts. FBA continued to reduce its hedge position during the third and fourth quarters of 1995 as a result of the further declines in interest rates. In addition, on November 3, 1995, upon sales of $48.9 million of securities, which marked the completion of the restructuring of the available-for-sale securities portfolio, the remaining outstanding interest rate futures contracts were closed.
     For 1995, FBA incurred a net loss on interest rate futures contracts of $5.95 million, of which $806,000 was amortized to income as a yield adjustment to the investment security portfolio and $5.14 million was included in the cost basis in determining the gain or loss upon the sale of the securities.
     At December 31, 1994, the unamortized balance of net deferred gains on interest rate futures contracts of $866,000 was applied to the carrying value of the available-for-sale securities portfolio as part of the mark-to-market valuation.
     FBA also has an interest rate cap agreement to limit the interest expense associated with certain of its interest-bearing liabilities. In exchange for an initial fee, the interest rate cap agreement entitles FBA to receive interest payments when a specified index rate exceeds a predetermined rate. The agreement outstanding at December 31, 1995 effectively limits the interest rate to 5.0% on $10 million of interest-bearing liabilities from October 15, 1997 to May 15, 2000. At December 31, 1995 and 1994, the unamortized costs were $465,000 and $577,000, respectively, and were included in other assets. There are no amounts receivable under the agreement.


     In addition to the simulation  model employed by FBA, a more traditional  interest rate  sensitivity  position is prepared and reviewed in conjunction  with the results of the  simulation  model.  The following  table presents the projected  maturities  and periods to repricing of FBA's rate sensitive  assets and  liabilities as of December
31, 1995, adjusted to account for anticipated prepayments:

                                                                Over three Over six
                                                      Three       through  through   Over one     Over
                                                     months         six    twelve     through     five
                                         Immediate   or less      months   months   five years    years      Total
                                         ---------   -------      ------   ------   ----------    -----      -----
                                                           (dollars expressed in thousands)
Interest-earning assets:
   Loans(1)                             $  11,912    21,838       30,772   45,662     80,404      1,985     192,573
   Investment securities                    4,928    34,409            -        -          -          -      39,337
   Federal funds sold                       4,800         -            -        -          -          -       4,800
    Receivable from sale of investment
       securities                               -     4,915            -        -          -          -       4,915
   Interest-bearing deposits with
     other financial institutions          11,050         0           0         0          0          0      11,050
                                           ------     -----       -----     -----      -----       ----     -------

     Total interest-earning assets         32,690    61,162     30,772     45,662     80,404      1,985     252,675
                                           ------    ------     ------     ------     ------      -----     -------
Interest-bearing liabilities:
   Interest-bearing demand accounts             -     7,826      4,865      3,172     2,327      2,961       21,151
   Money market demand accounts            32,209          -          -        -          -          -       32,209
   Savings accounts                             -     3,542      2,917      2,501     3,542      8,335       20,837
   Time deposits                                -    44,086     17,033     26,051    38,074          0      125,244
   Other borrowed funds                     1,063       271      1,328      3,369     1,749          0        7,780
                                            -----    ------     ------     ------     -----      -----      -------
     Total interest-bearing liabilities    33,272    55,725     26,143     35,093    45,692     11,296      207,221
                                           ------    ------     ------     ------    ------     ------      -------
Interest-sensitivity gap:
   Periodic                             $    (582)    5,437      4,629    10,569     34,712      (9,311)     45,454
                                                                                                             ======

   Cumulative                                (582)    4,855      9,484    20,053     54,765      45,454
                                             ====     =====      =====    ======     ======      ======
Ratio of interest-sensitive assets
   to interest-sensitive liabilities:
     Periodic                                0.98%     1.10%      1.18%     1.30%      1.76%      0.18%        1.22%
                                                                                                               ====
     Cumulative                              0.98      1.05       1.08      1.13       1.28       1.22
                                             ====      ====       ====      ====       ====       ====

______________________
(1) Loans presented net of unearned discount

     Management makes certain assumptions in preparing the table above. These assumptions include: loans will repay at historic repayment speeds; mortgage-backed securities, included in investment securities, will repay at projected repayment speeds; interest-bearing demand accounts and savings accounts are interest-sensitive at a rate of 37% and 17%, respectively, of the remaining balance for each period presented; and fixed maturity deposits will not be withdrawn prior to maturity.
     At December 31, 1995, FBA was asset-sensitive on a cumulative basis through the twelve-month time horizon by $20.1 million, or 6.76% of total assets. This compares to a liability-sensitive position on a cumulative basis over the same time horizon of $24.8 million, or 7.5% of total assets as of December 31, 1994. The net change of $44.9 million in the twelve-month cumulative position during 1995 is primarily attributable to the reduction of short-term borrowings and the shortening of the average life of the investment portfolio.
     The interest-sensitivity position is one of several measurements of the impact of interest rate changes on net interest income. Its usefulness in assessing the effect of potential changes in net interest income varies with the constant change in the composition of FBA's assets and liabilities. For this reason, FBA places greater emphasis on a simulation model for monitoring its interest rate risk exposure.

Liquidity
     The liquidity of FBA and the Bank is the ability to maintain a cash flow which is adequate to fund operations and meet obligations and other commitments on a timely basis. The Bank receives funds for liquidity from customer deposits, loan payments, maturities, and sales of investments and earnings. In addition, the Bank may avail itself of more volatile sources of funds through issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed, securities sold under agreements to repurchase and borrowings from the FHLB. The aggregate funds acquired from these more volatile sources were $29.9 million and $66.7 million at Decembe 31, 1995 and 1994, respectively. The decrease is attributable to the repayment of certain borrowings from the proceeds received upon sales of investment securities.
     Management believes the available liquidity and operating results of the Bank will be sufficient to provide funds for growth and to meet FBA's operating and debt service requirements both on a short-term and long-term basis.

Regulation and Supervision
     FBA and the Bank are extensively regulated under federal and state law. These laws and regulations are intended to protect depositors, not stockholders.
     In December 1991, the Federal Deposit Insurance Corporation Improvement Act (FDICIA) was enacted; it included many significant provisions that affect FBA's and the Bank's operations. The Act established new and expanded reporting and auditing standards, expanded regulatory supervision and established new consumer provisions.
     On August 8, 1995, the FDIC voted to reduce the deposit insurance premiums paid by most members of the BIF. Under the reduced assessment rate schedule for the BIF, the best-rated institutions will pay an annual rate of four cents per $100.00 of assessable deposits, down from the previous rate of 23 cents per $100.00. The reduction in the BIF was effective June 1, 1995. The Bank is a member of the BIF and was assessed four cents per $100.00 of assessable deposits. As a result of the continued improvement in the capitalization of the FDIC's BIF, the assessment for the best rated BIF members was further reduced to the statutory annual minimum payment of $2,000, effective January 1, 1996. The weakest BIF institutions will continue to pay to 27 cents per $100.00 of assessable deposits.

Effect of New Accounting Standards
     FBA adopted the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan and SFAS 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, which amends SFAS 114, on January 1, 1995. SFAS 114 defines the recognition criterion for loan impairment and the measurement methods for certain impaired loans and loans whose terms have been modified in troubled-debt restructurings. SFAS 118 amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. FBA has elected to continue to use its existing method for recognizing interest on impaired loans. The implementation of these statements did not have a material effect on FBA's financial position and resulted in no additional provision for possible loan losses.
     During October 1995, the FASB issued SFAS 123, Accounting for Stock-Based Compensation. SFAS 123 encourages companies to adopt a new accounting method in 1996 based on the estimated fair value of stock options. FBA intends to comply with the expanded footnote disclosures in 1996, but does not expect to adopt the new accounting method for stock options.

Effects of Inflation
     Financial institutions are less affected by inflation than other types of companies. Financial institutions make relatively few significant asset acquisitions which are directly affected by changing prices. Instead, the assets and liabilities are primarily monetary in nature. Consequently, interest rates are more significant to the performance of financial institutions than the effect of general inflation levels. While a relationship exists between the inflation rate and interest rates, FBA believes this is generally manageable through its asset/liability management program.

                                                              1995
                                                              ----
                                                 4th      3rd     2nd     1st
                                               Quarter  Quarter  Quarter Quarter
                                               -------  ------- ------- -------
                                               (dollars in thousands, except
                                                        per share data)

Interest income .............................  $ 5,123    5,591   5,964   5,749
Interest expense ............................    2,577    2,933   2,931   2,777
                                                 -----    -----   -----   -----
     Net interest income ....................    2,546    2,658   3,033   2,972
Provision for possible loan losses ..........      301    4,425     650     450
                                                 -----    -----    ----    ----
     Net interest income after provision
         for possible loan losses ...........    2,245   (1,767)  2,383   2,522

Noninterest income:
  Securities gains (losses) .................   (2,897)     (99)      0       0
  Other .....................................      413      685     489   1,283
                                                 -----      ---     ---   -----
      Total noninterest income (loss) .......   (2,484)     586     489   1,283
Noninterest expense .........................    2,550    2,599   2,806   3,205
                                                 -----    -----   -----   -----
             Income (loss) before income tax
                (benefit) expense ...........   (2,789)  (3,780)     66     600
Income tax (benefit) expense ................   (1,248)  (1,061)     18     208
                                                ------   ------      --     ---
             Net income (loss) ..............  $(1,541)  (2,719)     48     392
                                               =======   ======      ==     ===

Net income (loss) per share .................  $  (.38)    (.67)    .01     .10
                                               =======     ====     ===     ===


                                                             1994
                                                             ----
                                                  4th     3rd     2nd     1st
                                               Quarter  Quarter Quarter Quarter
                                               -------  ------- ------- --------
                                              (dollars in thousands, except per
                                                        share data)


Interest income .............................  $ 5,603    5,903   5,715   5,428
Interest expense ............................    2,473    3,049   2,965   2,585
                                                 -----    -----   -----   -----
         Net interest income ................    3,130    2,854   2,750   2,843
Provision for possible loan losses ..........      653      455      75      75
                                                 -----    -----   -----   -----
         Net interest income after provision
            for possible loan losses ........    2,477    2,399   2,675   2,768

Noninterest income:
   Securities gains (losses) ................       48   (7,055)      0       0
   Other ....................................      516      564     785     631
                                                 -----   ------   -----    ----
             Total noninterest income (loss).      564   (6,491)    785     631
Noninterest expense .........................    3,562    5,606   3,417   3,589
                                                 -----    -----   -----   -----
             Income (loss) before income tax
               (benefit) expense ............     (521)  (9,698)     43    (190)
Income tax (benefit) expense ................     (252)  (9,209)      0       0
                                                  ----   ------       -       -
             Net income (loss) ..............  $  (269)    (489)     43    (190)
                                               =======     ====      ==    ====

Net income (loss) per share .................  $  (.07)    (.21)    .02    (.12)
                                               =======     ====     ===    ====

                            First Banks America, Inc.

                          Independent Auditors' Report

KPMG Peat Marwick LLP




The Board of Directors and Stockholders
First Banks America, Inc.:

We have audited the accompanying consolidated balance sheets of First Banks America, Inc. and subsidiaries (the Company) as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying consolidated financial statements of the Company for the year ended December 31, 1993 were audited by other auditors whose report thereon dated March 18, 1994 included an explanatory paragraph describing the Company's adoption of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, and SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, in 1993.

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

In our opinion, the 1995 and 1994 consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.






/s/KPMG Peat Marwick LLP
- ------------------------
St. Louis, Missouri
March 8, 1996

                           Consolidated Balance Sheets

             (dollars expressed in thousands, except per share data)



                                                                December 31,
                                                                ------------
                                Assets                        1995       1994
                                ------                        ----       ----

Cash and cash equivalents:
    Cash and due from banks ...............................$ 25,072     14,029
    Interest-bearing deposits with other financial
       institutions with maturities of three months or less  11,050     25,042
    Federal funds sold ....................................   4,800      8,000
                                                              -----      -----
                      Total cash and cash equivalents .....  40,922     47,071
                                                             ------     ------

Investment securities available for sale, at fair value ...  39,337     61,400

Loans:
    Commercial and financial ..............................  15,055     14,556
    Real estate construction and development ..............  26,048     13,793
    Real estate mortgage ..................................  12,673     14,796
    Consumer and installment .............................. 141,757    157,570
    Loans held for sale ...................................       0      7,253
                                                            -------      -----
                      Total loans ......................... 195,533    207,968
    Unearned discount .....................................  (2,960)    (4,654)
    Allowance for possible loan losses ....................  (5,228)    (2,756)
                                                             ------     ------
                      Net loans ........................... 187,345    200,558
                                                            -------    -------

Bank premises and equipment, net of
    accumulated depreciation ..............................   6,454      6,511
Receivable from sale of investment securities .............   4,915          -
Accrued interest receivable ...............................     665      1,146
Foreclosed property, net ..................................   1,013      1,553
Deferred tax assets .......................................  14,605     12,517
Other assets ..............................................   1,327      1,034
                                                            -------    -------
                      Total assets ........................$296,583    331,790
                                                           ========    =======


The accompanying notes are an integral part of the consolidated financial statements.

                            First Banks America, Inc.

                     Consolidated Balance Sheets, Continued

             (dollars expressed in thousands, except per share data)



                                                                 December 31,
                                                                 ------------
                                  Liabilities                 1995         1994
                                  -----------                 ----         ----

Deposits:
    Demand:
      Non-interest-bearing                                  $ 49,822      45,418
      Interest-bearing                                        21,151      24,678
    Savings                                                   53,046      54,377
    Time deposits:
      Time deposits of $100 or more                           23,509      23,063
      Other time deposits                                    101,735      94,034
                                                             -------      ------
                      Total deposits                         249,263     241,570

Federal funds purchased                                            -       4,800
Securities sold under agreements to repurchase                   711      19,433
Other short-term borrowings                                      352         809
Federal Home Loan Bank advances                                5,663      19,412
Deferred tax liabilities                                       1,362       1,299
Accrued and other liabilities                                  2,920       3,699
Long-term debt                                                 1,054       1,054
                                                               -----       -----
                      Total liabilities                      261,325     292,076
                                                             -------     -------

                          Stockholders' Equity

Common stock:
    Common stock, $.15 par value; 10,866,667 shares
       authorized at December 31, 1995 and 1994;
       1,401,901 and 1,322,298 issued and outstanding,
       respectively, at December 31, 1995 and
       1,370,268 shares issued and outstanding
       at December 31, 1994                                      210         206
    Class B common stock, $.15 par value; 4,000,000
       shares authorized; 2,500,000 shares issued and
       outstanding at December 31, 1995 and 1994                 375         375
Capital surplus                                               39,271      39,133
Retained earnings (deficit) since elimination of
       accumulated deficit of $259,117 effective
       December 31, 1994                                       3,820)          -
Common treasury stock, at cost; 79,603 shares
    at December 31, 1995                                        (828)          -
Net fair value adjustment for securities available for sale       50           0
                                                                  --           -
                Total stockholders' equity                    35,258      39,714
                                                              ------      ------
                Total liabilities and stockholders' equity $ 296,583     331,790
                                                           =========     =======

                            First Banks America, Inc.

                      Consolidated Statements of Operations

             (dollars expressed in thousands, except per share data)



                                                                                  Years ended December 31,
                                                                                  ------------------------
                                                                          1995              1994           1993
                                                                          ----              ----           ----
Interest income:
    Interest and fees on loans                                        $   17,462           15,196         15,152
    Investment securities                                                  4,473            6,965          6,650
    Federal funds sold and other                                             492              488            164
                                                                          ------           ------         ------
         Total interest income                                            22,427           22,649         21,966
                                                                          ------           ------         ------
Interest expense:
    Deposits:
      Interest-bearing demand                                                455              495            466
      Savings                                                              2,026            1,700          1,802
      Time deposits of $100 or more                                        1,300              852          1,226
      Other time deposits                                                  5,148            4,073          4,183
    Securities sold under agreements to repurchase,
      federal funds purchased and other borrowings                           934            2,682          1,845
    Federal Home Loan Bank advances                                        1,260            1,175            133
    Long-term debt                                                            95               95             95
                                                                          ------           ------          -----
         Total interest expense                                           11,218           11,072          9,750
                                                                          ------           ------          -----
         Net interest income                                              11,209           11,577         12,216
Provision for possible loan losses                                         5,826            1,258            490
                                                                          ------           ------         ------
         Net interest income after provision for possible loan losses      5,383           10,319         11,726
                                                                          ------           ------         ------
Noninterest income:
    Service charges on deposit accounts                                    1,458            1,596          1,716
    Loan sales and servicing income                                          159              328            899
    Other income                                                           1,253              572            210
    Gain (loss) on sales of securities, net                               (2,996)          (7,007)           243
                                                                          ------           ------            ---
         Total noninterest income (loss)                                    (126)          (4,511)         3,068
                                                                           -----           ------          -----
Noninterest expense:
    Salaries and employee benefits                                         4,029            8,911          6,483
    Occupancy, net of rental income                                        1,274            1,321          1,348
    Furniture and equipment                                                  663              843            919
    Federal Deposit Insurance Corporation premiums                           313              684            754
    Postage, printing and supplies                                           303              554            461
    Legal, examination and professional fees                               1,354            1,203          1,580
    Data processing                                                          664              890            911
    Communications                                                           553              503            599
    Losses and expenses on foreclosed property, net                          176              192            166
    Litigation settlement expense                                              -               -             592
    Other                                                                  1,831            1,073            762
                                                                          ------            -----         ------
         Total noninterest expense                                        11,160           16,174         14,575
                                                                          ------           ------         ------
         Income (loss) before provision for income tax benefit            (5,903)         (10,366)           219
Provision for income tax benefit                                          (2,083)          (9,461)             -
                                                                          ------           ------         ------
         Net income (loss)                                            $   (3,820)            (905)           219
                                                                          ======             ====            ===

Earnings (loss) per common share                                      $     (.94)            (.38)           .14
                                                                            ====             ====            ===
Weighted average common stock and common stock
    equivalents outstanding (in thousands)                                 4,052            2,397          1,544
                                                                           =====            =====          =====

The accompanying notes are an integral part of the consolidated financial statements.

                            First Banks America, Inc.

           Consolidated Statements of Changes in Stockholders' Equity

                       Three years ended December 31, 1995
             (dollars expressed in thousands, except per share data)



                                                                                                Net fair
                                                                                                  value
                                                                                               adjustment     Total
                                               Class B                Retained               for securities  stock-
                                     Common    common     Capital     earnings     Treasury     available   holders'
                                      stock     stock     surplus     (deficit)      stock      for sale     equity
                                      -----     -----     -------     ---------      -----      --------     ------

Consolidated balances,
    December 31, 1992               $ 192         -      272,346     (258,431)         -           -         14,107

Year ended December 31, 1993:
    Consolidated net income             -         -            -          219          -                        219
    Exercise of stock options           4         -           82            -          -            -            86
    Compensation paid in stock          -         -           67                       -            -            67
    Shares issuable in settlement
      of litigation                     -         -          540            -          -            -           540
    Net fair value adjustment for
      securities available for sale     0         0            0            0          0          (67)          (67)
                                        -         -            -            -          -          ---           ---

Consolidated balances,
    December 31, 1993                 196         -      273,035     (258,212)         -          (67)       14,952

Year ended December 31, 1994:
    Consolidated net loss               -         -            -         (905)         -            -          (905)
    Exercise of stock options           6         -          130            -          -            -           136
    Compensation paid in stock          -         -           67            -          -            -            67
    Proceeds received from sale of
      2,500,000 shares of Class
      B common stock                    -       375       29,248            -          -            -        29,623
    Issuance of shares in connection
      with litigation                   4         -           (4)           -          -            -             -
    Net fair value adjustment for
      securities available for sale     -         -            -            -          -       (1,018)       (1,018)
    Effect of quasi-reorganization
      effective December 31, 1994       0         0     (263,343)     259,117          0        1,085        (3,141)
                                        -         -     --------      -------          -        -----        ------

Consolidated balances,
    December 31, 1994                 206       375       39,133            -          -            -        39,714

Year ended December 31, 1995:
    Consolidated net loss               -         -            -       (3,820)         -            -        (3,820)
    Exercise of stock options           4         -          111            -          -            -           115
    Compensation paid in stock          -         -           27            -          -            -            27
    Repurchases of common stock         -         -            -            -       (828)           -          (828)
    Net fair value adjustment for
      securities available for sale     0         0            0            0          0           50            50
                                        -         -            -            -          -           --            --

Consolidated balances,
    December 31, 1995               $ 210       375       39,271       (3,820)      (828)          50        35,258
             === ====               =====       ===       ======       ======       ====           ==        ======


The accompanying notes are an integral part of the consolidated financial statements.

                                             First Banks America, Inc.

                                       Consolidated Statements of Cash Flows


                                                                                       Years ended December 31,
                                                                                       ------------------------
                                                                                   1995          1994         1993
                                                                                   ----          ----         ----
                                                                               (dollars expressed in thousands)
Cash flows from operating activities:
    Net income (loss)                                                           $(3,820)          (905)          219
    Adjustments to reconcile net income to cash provided
      by operating activities:
        Depreciation, amortization, and accretion                                   337          1,298         1,621
        Originations and purchases of loans held for sale                           -          (42,205)      (20,597)
        Proceeds from the sale of loans held for sale                               -           55,587        37,917
        Provision for possible loan losses                                        5,826          1,258           490
        Provision for income taxes                                               (2,083)        (9,461)           -
        (Gain) loss on sales of securities, net                                   2,996          7,007          (243)
        (Increase) decrease in accrued interest receivable                          481            101           (62)
        Interest accrued on liabilities                                          11,218         11,072         9,750
        Payments of interest on liabilities                                     (11,142)       (10,994)       (9,839)
        Other operating activities, net                                            (860)         2,547          (742)
                                                                                --------        -------        ------
              Net cash provided by operating activities                            2,953         15,305        18,514
                                                                                --------        -------        ------

Cash flows from investing activities:
    Sales of investment securities                                               70,995        106,845        15,142
    Maturities of investment securities                                          54,380         24,345        62,929
    Purchases of investment securities                                         (104,753)       (41,562)     (125,170)
    Net (increase) decrease in loans                                              6,469        (51,184)      (11,194)
    Recoveries of loans previously charged-off                                      715          1,119         1,001
    Purchases of bank premises and equipment                                       (489)          (264)         (615)
    Other investing activities                                                   (5,671)         1,313         1,437
                                                                                 ------          -----         -----
              Net cash provided by (used in) investing activities                21,646         40,612       (56,470)
                                                                                 ------         ------       -------

Cash flows from financing activities:
    Other increases (decreases) in deposits:
      Demand and savings deposits                                                  (454)        (4,166)       (7,989)
      Time deposits                                                               8,147          2,839       (19,844)
    Increase (decrease) in federal funds purchased and other
      short-term borrowings                                                      (5,257)         4,513          (269)
    Increase (decrease) in Federal Home Loan Bank advances                      (13,749)         8,494        10,906
    Increase (decrease) in securities sold under agreements to repurchase       (18,722)       (75,775)       62,738
    Net proceeds from issuance and sale of Class B common stock                    -            29,623          -
    Repurchase of common stock for treasury                                        (828)          -             -
    Proceeds from exercise of stock options                                         115            136            86
                                                                                    ---            ---            --
              Net cash provided by (used in) financing activities               (30,748)       (34,336)       45,628
                                                                                -------        -------        ------
              Net increase (decrease) in cash and cash equivalents               (6,149)        21,581         7,672
Cash and cash equivalents, beginning of year                                     47,071         25,490        17,818
                                                                                 ------         ------        ------
Cash and cash equivalents, end of year                                         $ 40,922         47,071        25,490
                                                                               ========         ======        ======

Noncash investing and financing activities:
    Loans transferred to foreclosed real estate                                $    203           -             -
    Loans to facilitate sale of foreclosed real estate                             -               123           358
    Investment securities transferred to available for sale                        -           107,200        43,707
    Loans transferred from loans held for sale                                    7,253           -             -
    Receivable from sale of investment securities                                 4,915           -             -
                                                                                  =====        ========       ======

The accompanying notes are an integral part of the consolidated financial statements.

                            First Banks America, Inc.

                 Consolidated Statements of Financial statements

(1)    Summary of Significant Accounting Policies
     The accompanying consolidated financial statements of First Banks America, Inc. and subsidiaries, formerly BancTEXAS Group Inc. (FBA or the Company), have been prepared in accordance with generally accepted accounting principles and conform to practices prevalent among financial institutions. The following is a summary of the more significant policies followed by FBA:

     Business FBA provides a full range of banking services to individual and corporate customers through its subsidiary bank, BankTEXAS N.A. (the Bank), located in Houston, Dallas, McKinney and Irving, Texas. FBA and the Bank are subject to regulations of various federal agencies and undergo periodic examinations by these regulatory agencies.

Basis of Presentation
     The consolidated financial statements of FBA have been prepared in accordance with generally accepted accounting principles and conform to predominant practices within the banking industry. Management of FBA has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.
     As discussed in Note 2, the Board of Directors of FBA elected to implement an accounting adjustment referred to as a "quasi-reorganization," effective December 31, 1994. In accordance with accounting provisions applicable to a quasi-reorganization, the assets and liabilities of FBA were adjusted to their fair values and the accumulated deficit was eliminated as of December 31, 1994.
     On August 23, 1995, the Common and Class B Common Stock stockholders of FBA approved a reverse stock split. The reverse split converted 15 shares of Common stock or Class B Common Stock (Class B Stock) into one share of Common Stock or Class B Stock, respectively. Accordingly, all per share amounts, as well as ending and average common shares data, have been restated to reflect the one-for-15 reverse stock split.

Principles of Consolidation
     The consolidated financial statements include the accounts of the parent company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

Cash and Cash Equivalents
     The Bank maintains deposit balances with various banks which are necessary for check collection and account activity charges. Cash in excess of immediate requirements is invested on a daily basis in federal funds or interest-bearing deposits with other financial institutions. Cash, due from banks, federal funds sold, and interest-bearing deposits with original maturities of three months or less are considered to be cash and cash equivalents for purposes of the consolidated statements of cash flows.
     The Bank is required to maintain certain daily reserve balances in accordance with regulatory requirements. These reserve balances were $1.7 million and $2.8 million at December 31, 1995 and 1994, respectively.

Investment Securities
     FBA adopted the provisions of Statement of Financial  Accounting  Standards
(SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS 115), at December 31, 1993. Under SFAS 115, FBA classifies the debt and equity securities within its investment portfolio at the time of purchase as being held to maturity or available for sale. This classification is made at the time of purchase, except for the reclassification of investment securities in September 1994 described in Note 3. At December 31, 1995 and 1994, all investment securities are classified as available for sale. FBA does not engage in the trading of investment securities.
     Investment securities designated as held to maturity are those debt securities which FBA has the positive intent and ability to hold until maturity. Held-to-maturity securities are stated at amortized cost, in which the amortization of premiums and accretion of discounts are recognized over the contractual maturities or estimated lives of the individual securities, adjusted for anticipated prepayments, using the level yield method.
     Investment securities classified as available for sale are those debt and equity securities for which FBA has no immediate plan to sell, but which may be sold in the future if circumstances warrant. Available-for-sale securities are stated at current fair value. Realized gains and losses are included in other noninterest income upon commitment to sell, based on the amortized cost of the individual security sold. Unrealized holding gains and losses are recorded, net of related income tax effects, in a separate component of stockholders' equity. All previous fair value adjustments included in stockholders' equity are reversed upon sale.

Loans Held for Portfolio
     Loans held for portfolio are carried at cost, adjusted for amortization of premiums and accretion of discounts using a method which approximates the level yield method. Interest and fees on loans are recognized as income using the interest method. Loans held for portfolio are stated at cost as FBA has the ability and it is management's intention to hold them to maturity.
     The accrual of interest on loans is discontinued when it appears that interest or principal may not be paid in a timely manner in the normal course of business. Generally, payments received on nonaccrual loans are recorded as principal reductions. Interest income is recognized after all principal has been repaid or an improvement in the condition of the loan has occurred which would warrant resumption of interest accruals.
     FBA adopted the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan and SFAS 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, which amends SFAS 114, on January 1, 1995. SFAS 114 defines the recognition criterion for loan impairment and the measurement methods for certain impaired loans and loans whose terms have been modified in troubled-debt restructurings. SFAS 118 amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. FBA has elected to continue to use its existing method for recognizing interest on impaired loans. The implementation of these statements did not have a material effect on FBA's financial position and resulted in no additional provision for possible loan losses.

Loans Held for Sale
     Loans held for sale are carried at the lower of cost or market value which is determined on an individual loan basis. Gains or losses on the sale of loans held for sale are determined on a specific identification method.

Loan Servicing Income
     Loan servicing income represents fees earned for servicing indirect automobile loans owned by investors. The fees are generally calculated on the outstanding principal balance of the loans serviced and are recorded as income when earned.

Allowance for Possible Loan Losses
     The allowance for possible loan losses is maintained at a level considered adequate to provide for potential losses. The provision for possible loan losses is based on a periodic analysis of the loans held for portfolio and held for sale by management, considering, among other factors, current economic conditions, loan portfolio composition, past loan loss experience, independent appraisals, loan collateral and payment experience. In addition to the allowance for estimated losses on impaired loans, an overall unallocated allowance is established to provide for unidentified credit losses which are inherent in the portfolio. As adjustments become necessary, they are reflected in the results of operations in the periods in which they become known.

Bank Premises and Equipment
     Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the useful life of the improvement or term of the lease. Bank premises and improvements are depreciated over 40 years and equipment over two to ten years.
     As discussed in Note 2, effective December 31, 1994, the Board of Directors of FBA elected to implement a quasi-reorganization pursuant to which the assets and liabilities of FBA were adjusted to their fair values. As a result of this, the carrying values of the office properties were reduced by $4.4 million. Prior to December 31, 1994, office properties, furniture and equipment were stated at cost, in accordance with applicable requirements.

Foreclosed Property
     Foreclosed property, consisting of real estate acquired through foreclosure or deed in lieu of foreclosure and other repossessed assets, is stated at the lower of fair value less applicable selling costs or cost at the time the property is acquired. The excess of cost over fair value of the property at the date of acquisition is charged to the allowance for possible loan losses.

Income Taxes
     FBA and its subsidiaries join in filing consolidated federal income tax returns. Each subsidiary pays its allocation of federal income taxes to FBA, or receives payment from FBA to the extent that tax benefits are realized. Separate state franchise tax returns are filed in Texas, Delaware and Nevada for the appropriate entities.

     Effective January 1 1993, FBA adopted SFAS No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires a change from the deferred method of accounting for income taxes, pursuant to Accounting Principles Board Opinion No. 11 (APB 11), to the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
     Upon adoption of SFAS 109, there was no one-time cumulative effect of this change in accounting for income taxes at that date, because a valuation reserve was established in an amount equal to the net deferred tax asset. However, as a result of the private placement of Class B Stock during the year ended December 31, 1994 described in Note 2, the probability of the realization of the net deferred tax assets was substantially increased. Therefore, a credit for income taxes of $2.1 million and $9.5 million was recorded for the years ended December 31, 1995 and 1994, respectively.

Securities Sold Under Agreements to Repurchase
     FBA enters into sales of securities under agreements to repurchase at a specified future date. Such repurchase agreements are considered financing agreements and, accordingly, the obligation to repurchase assets sold is reflected as a liability in the consolidated balance sheets. Repurchase agreements are collateralized by debt and mortgage-backed securities.

Financial Instruments
     A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that conveys or imposes on an entity the contractual right or obligation to either receive or deliver cash or another financial instrument. During 1994, the FASB issued SFAS No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments (SFAS 119). SFAS 119 requires disclosures about the amounts, nature, and terms of derivative financial instruments that are not subject to SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk (SFAS 105). SFAS 119 requires that a distinction be made between financial instruments held or issued for trading purposes and financial instruments held or issued for purposes other than trading. FBA implemented SFAS 119 on December 31, 1994, which resulted in no effect on the consolidated financial statements other than the additional disclosure requirements presented in Note 16.

Financial Instruments With Off-Balance-Sheet Risk
     FBA uses financial instruments to reduce the interest rate risk arising from its financial assets and liabilities. These instruments involve, in varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the consolidated balance sheets. "Interest rate risk" is defined as the possibility that interest rates may move unfavorably from the perspective of FBA. The risk that a counterparty to an agreement entered into by FBA may default is defined as "credit risk." These financial instruments include interest rate futures contracts and interest rate cap agreements.
     FBA is party to commitments to extend credit and commercial and standby letters of credit in the normal course of business to meet the financing needs of its customers. These commitments involve, in varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the consolidated balance sheets.

Interest Rate Futures Contracts
     Interest rate futures contracts were utilized to manage the interest rate risk of the available-for-sale securities portfolio. Gains and losses on interest rate futures, which qualify as hedges, were deferred. Amortization of the net deferred gains or losses was applied to the interest income of the available-for-sale securities portfolio using the straight-line method. The net deferred gains and losses were applied to the carrying value of the available-for-sale securities portfolio as part of the mark to market valuation. When the hedged assets were sold, the related gain or loss of the interest rate futures contract was immediately recognized in the consolidated statements of operations.

Interest Rate Cap Agreements
     FBA enters into interest rate cap agreements to manage interest rate risk. The purpose of this is to reduce the future impact of unfavorable interest rate fluctuations on certain of FBA's interest-bearing liabilities. Interest rate cap agreements are accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest expense of the related liability. Premiums and fees paid upon the purchase of interest rate cap agreements are amortized to interest expense over the life of the agreements using the interest method. In the event of early termination of an interest rate cap agreement, the net proceeds received or paid are deferred and amortized over the shorter of the remaining contract life or the maturity of the related liability. If however, the amount of the underlying hedged liability is repaid, then the gain or loss on the agreement is recognized immediately in the consolidated statements of operations. The unamortized premiums and fees paid are included in other assets in the accompanying consolidated balance sheets.

Earnings (Loss) Per Share
     Earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding which consists of stock options and warrants to purchase common stock.

Reclassifications
     Certain 1994 and 1993 amounts have been reclassified to conform with the 1995 presentation.

(2)    Financial Restructuring
     On August 31, 1994, FBA issued and sold for $30 million in a private placement 2,500,000 shares of Class B Stock to First Banks, Inc. (First Banks), a multibank holding company headquartered in St. Louis, Missouri. The Class B Stock is generally equivalent to FBA's other class of common stock (the"Common Stock"), except that it is not registered or transferable by First Banks, other than to an affiliated entity, and has dividend rights which are junior to those of FBA's Common Stock. From the net proceeds of this private placement, after issuance expenses of $377,000, $3.8 million and $17.0 million were contributed to the capital of the Bank as of December 31, 1995 and 1994, respectively. The remainder is held by FBA for future use in connection with acquisitions or other corporate purposes. As a result of this transaction, First Banks owned 65.41% of the total outstanding voting stock as of December 31, 1995.
     Recognizing the substantial transition which FBA had experienced in recent years, culminating in the sale of the Class B Stock, the Board of Directors elected to implement a quasi-reorganization, effective December 31, 1994. This resulted in restating the carrying values of assets and liabilities to their current fair values, and eliminating the deficit which had accumulated over many years. The principal adjustments necessary to revalue the balance sheet were the reduction in the value of office properties by $4.4 million and an increase in deferred tax assets of $1.2 million. These adjustments resulted in a net reduction of consolidated stockholders' equity, but did not affect the results of operations or cash flow for the year ended December 31, 1994. At the same time, the accumulated deficit of $259.1 million and the net fair value adjustment for securities available for sale of $1.1 million were eliminated by a reduction in capital surplus. Management determined that in view of the many changes which had occurred within FBA, the factors which gave rise to the losses which accumulated were eliminated. Consequently, the quasi-reorganization established a more appropriate basis upon which to evaluate the financial position and results of operations of FBA in the future.

(3)    Investment Securities
     During 1994, management reviewed its portfolio of mortgage-backed securities, and the methods which it was employing to fund those securities, in the context of the rapidly increasing interest rate environment which existed most of the year. As a result of this review, FBA determined that its original intent to hold the majority of these securities to maturity was no longer appropriate. In September 1994, FBA transferred investment securities with an amortized cost of $107.2 million from held to maturity to available for sale. The market valuation account, for the securities reclassified to available for sale was adjusted by $5.4 million, representing a decrease in the recorded balance of such securities to their fair value on that date, the deferred tax asset of $1.5 million was recorded to reflect the tax effect of the market valuation account adjustment, and the net decrease resulting from the reclassification of $3.9 million was reflected within a separate component of stockholders' equity.
     As part of the financial restructuring discussed in Note 2, the carrying values of the investment portfolio were restated to current fair values at December 31, 1994. This adjustment eliminated FBA's net fair value adjustment for securities available for sale of $1.1 million. As of December 31, 1995 and 1994, all of the securities in the investment portfolio were classified as available for sale.


     The amortized cost, gross unrealized  holding gains,  gross unrealized holding losses and estimated fair value of investment securities at December 31, 1995 and 1994 were as follows:
                                                                       Gross            Gross
                                                    Amortized       unrealized       unrealized         Estimated
                                                      cost         holding gains   holding losses      fair value
                                                    ---------      -------------   --------------      ----------
                                                                  (dollars expressed in thousands)
       December 31, 1995:
       Available for sale:
         U.S. Government agencies
           and corporations:
            Mortgage-backed securities            $  11,105             65                (1)            11,169
            Other                                    23,179             50               (44)            23,185
         Federal Home Loan Bank and
           Federal Reserve Bank stock                 4,983              0                 0              4,983
                                                      -----              -                 -              -----
                         Total                    $  39,267            115               (45)            39,337
                                                  =========            ===               ===             ======

       December 31, 1994:
       Available for sale:
         U.S. Government agencies
           and corporations:
            Mortgage-backed securities            $  52,938              -                 -             52,938
            Other                                       300              -                 -                300
         Federal Home Loan Bank and
           Federal Reserve Bank stock                 8,162              -                 -              8,162
                         Total                    $  61,400              0                 0             61,400
                                                  =========              =                 =             ======


     The amortized  cost of securities,  by contractual  maturity,  at December 31, 1995 are presented  below.  The expected maturities of mortgage-backed  securities differ from contractual  maturities since the borrowers have the right to call or prepay the obligations with or without prepayment penalties.

                                                                    Over one       Over five               Weighted
                                                     One year        through        through     Over        average
                                                      or less      five years      ten years  ten years      yield
                                                      -------      ----------      ---------  ---------      -----
                                                                    (dollars expressed in thousands)
       U.S. government agencies
         and corporations:
           Mortgage-backed securities              $     -               -            -        11,105       7.60%
           Other                                       22,891           288           -         -           5.87
       Federal Home Loan Bank and
         Federal Reserve Bank stock
         (no stated maturity)                           4,983            0            0             0       6.38
                                                      -------            -            -             -       ----
                Total                              $   27,874           288           -        11,105       6.42
                                                   ==========           ===                    ======       ====

                Weighted average yield                   5.94%         7.48%          0          7.60%
                                                         ====          ====           =          ====

     Proceeds from sales of securities were $76.0 million, $106.8 million and $15.1 million for the years ended December 31, 1995, 1994 and 1993, respectively. Gross gains of $2.2 million, $48,000 and $243,000 were realized for the years ended December 31, 1995, 1994 and 1993, respectively. No losses were realized for the years ended December 31, 1995 and 1993. Gross losses of $7.1 million were realized for the year ended December 31, 1994. The net gains on sales of securities were offset by the recognition of $5.1 million of hedging losses during 1995.

     The Bank maintains investments in the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank (FRB). These investments are recorded at cost, which represents redemption value. The investment in FHLB stock is maintained at a minimum amount equal to the greater of 1% of the aggregate outstanding balance of loans secured by residential real estate, or 5% of advances from the FHLB. The investment in the FRB stock is maintained at a minimum of 6% of the Bank's capital stock and capital surplus.
     Investment securities with a carrying value of approximately $30.8 million and $40.0 million at December 31, 1995 and 1994, respectively, were pledged in connection with deposits of public and trust funds, securities sold under agreements to repurchase and for other purposes as required by law.

(4)    Loans and Allowance for Possible Loan Losses
     Included in the loan portfolio were $6.6 million of installment loans and $675,000 of mortgage loans at December 31, 1994 that were classified as held for sale. There were no loans held for sale at December 31, 1995.
     Changes in the allowance for possible loan losses for the years ended December 31, were as follows:
                                             1995      1994    1993
                                             ----      ----    ----
                                         (dollars expressed in thousands)

Balance, January 1 ....................... $ 2,756    2,637    3,044
                                           -------    -----    -----
Loans charged-off ........................  (4,069)  (2,258)  (1,898)
Recoveries of loans previously charged-off     715    1,119    1,001
                                             -----    -----    -----
             Net loans charged-off .......  (3,354)  (1,139)    (897)
                                            ------   ------     ----
Provision charged to operations ..........   5,826    1,258      490
                                             -----    -----      ---
Balance, December 31 ..................... $ 5,228    2,756    2,637
                                           =======    =====    =====

     At December 31, 1995 and 1994, FBA had $549,000 and $293,000, respectively, of loans on nonaccrual status. Interest on nonaccrual loans, which would have been recorded under the original terms of the loans, was $93,000, $15,000 and $54,000 for the years ended December 31, 1995, 1994 and 1993, respectively. Of this amount, $70,000, $14,000 and $2,000 was actually recorded as interest income on such loans in 1995, 1994 and 1993, respectively.
     At December 31, 1995, FBA had $1.6 million of impaired loans, which is represented by certain loans on nonaccrual status and consumer installment loans 60 days or more past due. The impaired loans had no specific reserves at December 31, 1995. The average recorded investment in impaired loans since the adoption of SFAS 114 and SFAS 118 on January 1, 1995 was $1.6 million.
     FBA's primary market areas are the regions around Houston, Dallas and Ft. Worth, Texas. At December 31, 1995, approximately 57% of the total loan portfolio and 43% of the commercial, financial and agricultural loan portfolio were to borrowers within this region. In the past, these areas have been heavily influenced by the energy sector of the economy, particularly the oil and gas industry. Problems which surfaced in this area in recent years have tended to cause the economic base to broaden, contributing to a more stable lending environment. FBA does not have any loans directly related to the energy segment of the economy.
     Indirect automobile lending constituted the only significant concentration of credit risk. Financial instruments related to indirect automobile financing, including loans and unfunded loan commitments, comprised approximately 65% and 82% of all loans and unfunded loan commitments at December 31, 1995 and 1994, respectively.
     In general, FBA is a secured lender. At December 31, 1995, approximately 99% of the loan portfolio was secured. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction.

(5)    Bank Premises and Equipment
     As part of the financial restructuring discussed in Note 2, effective December 31, 1994, carrying values of FBA's bank premises and equipment were adjusted to their current fair values and the balance of accumulated depreciation was eliminated. As a result of this procedure, total office properties, net of accumulated depreciation, were reduced by an aggregate of $4.4 million.
     Bank premises and equipment were comprised of the following at December 31:
                                                1995     1994
                                                ----     ----
                                       (dollars expressed in thousands)

Land .....................................    $2,424     1,806
Buildings and improvements ...............     3,139     3,732
Furniture, fixtures and equipment ........     1,435       928
Construction in progress .................         0        45
                                               -----     -----
          Total ..........................     6,998     6,511
Less accumulated depreciation ............       544         0
                                               -----     -----
          Bank premises and equipment, net    $6,454     6,511
                                               =====     =====

     Depreciation expense for the years ended December 31, 1995, 1994 and 1993 totaled $543,518, $728,181 and $822,709, respectively.
     FBA leases land, office properties and some items of equipment under operating leases which expire between 1995 and 2019. Certain of the leases contain renewal options and escalation clauses. Total rental expense was $537,000, $589,000 and $397,000 for the years ended December 31, 1995, 1994 and
1993, respectively. Future minimum lease payments under noncancellable operating leases extend through 2019 as follows:

                                  (dollars expressed in thousands)
  Year ending December 31:
      1996                                 $    256
      1997                                      256
      1998                                      214
      1999                                      152
      2000                                      148
      Thereafter                              2,640
                                              -----
         Total minimum lease payments      $  3,666
                                           ========

     FBA owns its banking facility located in McKinney, Texas. The building has approximately 51,200 square feet, 10,800 square feet of which is occupied by the Bank. The remaining space is leased to unrelated parties. Total rental income was $284,000, $286,000 and $245,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

(6)    Short-Term Borrowings
     FBA satisfies its short-term borrowing requirements through the use of federal funds purchased and securities sold under agreements to repurchase, generally on a daily basis. Repurchase agreements are borrowings which have a maturity of less than one year. Investment securities and interest-bearing deposits with the FHLB of $1.2 million and $17.4 million at December 31, 1995 and 1994, respectively, are pledged as collateral for these short-term borrowings. The securities underlying the agreements are book entry securities and were delivered, by appropriate entry, to an unaffiliated bank. Other short-term borrowings include notes payable to the Federal Reserve Bank for treasury, tax and loan deposits and various other borrowings that have maturities of less than one year.


     Information relating to these short-term borrowings for the years ended December 31 is provided below:

                                                                         1995              1994            1993
                                                                         ----              ----            ----
                                                                           (dollars expressed in thousands)
        Securities sold under agreements to repurchase:
         Average daily balance                                        $   14,857          65,226          51,991
         Maximum month-end balance                                        30,046         111,588          95,208
         Weighted average interest rate at year-end                       4.70%           6.35%            3.33%

       Federal funds purchased and other
         short-term borrowings:
           Average daily balance                                      $    1,592           2,011             819
           Maximum month-end balance                                       3,631           5,609           1,227
           Weighted average interest rate at year-end                       5.15%           6.36%           2.73%

(7)    Federal Home Loan Bank Advances
     Advances from the FHLB at December 31 are as follows:

                                                                           1995            1994
                                                                           ----            ----
                                                                      (dollars expressed in thousands)
       Amortizing advances maturing in:
          1995                                                         $       -           5,032
          1998                                                             2,852           3,673
       Single payment advances maturing in:
          1995                                                                 -           7,868
          1996                                                             2,811           2,839
          ----                                                             -----           -----
               Total advances                                          $   5,663          19,412
                                                                       =========          ======

               Weighted average interest rate                               4.52%           7.47%
                                                                            ====            ====

     Investment securities of $8.1 million and $22.6 million at December 31, 1995 and 1994, respectively, were pledged as collateral for these advances.

(8)    Long-Term Debt
     At December 31, 1995 and 1994, a subsidiary of FBA had outstanding $1.1 million of 9% convertible subordinated debentures due May 15, 1996. These debentures are guaranteed by FBA and are convertible into common stock of FBA at $6,093.75 per share. At December 31, 1995 and 1994, FBA had reserved 173 shares of its common stock for conversion of these debentures.

(9)    Income Taxes
     As discussed in Note 1, FBA adopted SFAS 109 effective January 1, 1993. There was no one-time cumulative effect of this change in accounting for income taxes because a valuation reserve was established in an amount equal to the net deferred tax asset.
     Total income tax benefits of $2.1 million for the year ended December 31, 1995 were allocated to operations. Total income tax benefits for the year ended December 31, 1994 were allocated $9.5 million to operations, $535,000 to stockholders' equity for the tax effect of unrealized holding losses on available-for-sale securities and $1.2 million to the tax effect of the quasi-reorganization.
     Income tax benefit for the years ended December 31 consists of:

                                                   1995       1994       1993
                                                   ----       ----       ----
                                                (dollars expressed in thousands)
       Current income tax expense (benefit):
         Federal                                  $    0          0         0
         State                                         0          0         0
                                                   -----      -----     -----
                                                       0          0         0
       Deferred income tax expense (benefit):
         Federal                                  (2,083)    (9,461)        0
         State                                         0          0         0
                                                  ------     ------     -----
                                                  (2,083)    (9,461)        0
                                                  ------     ------     -----
                                   Total         $(2,083)    (9,461)        0
                                                 =======     ======     =====


     The effective  rates of federal income taxes for the years ended  December 31 differ from  statutory  rates of taxation as follows:
                                                    1995                      1994                      1993
                                                    ----                      ----                      ----
                                             Amount      Percent      Amount       Percent       Amount     Percent
                                             ------      -------      ------       -------       ------     -------
                                                                (dollars expressed in thousands)
       Income (loss) before provision
         for income tax benefit            $ (5,903)                 $(10,366)                  $   219
                                           ========                  ========                    =======

       Tax at federal income tax rate      $ (2,066)     (35.0)%     $ (3,628)      (35.0)%     $    77       35.0%
       Reasons for difference in federal
         income tax and effective rate:
           Change in the deferred tax
              valuation allowance              -          -           (35,559)      (343.0)       (3,904) (1,782.6)
           Change in tax attributes avail-
              able to be carried forward       -          -            29,586        285.4         3,827   1,747.6
           Other                                (17)       (.3)           140          1.4             0         0
                                             ------        ---        -------        -----         -----    ------
              Tax at effective rate        $ (2,083)     (35.3)%     $ (9,461)       (91.2)%       $   0         0%
                                           ========      =====       ========        =====         =====    ======

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:
                                                                December 31,
                                                                ------------
                                                              1995        1994
                                                              ----        ----
                                                             (dollars expressed
                                                                 in thousands)
   Deferred tax assets:
   Allowance for possible loan losses ..................   $  1,830         965
   Foreclosed property .................................      1,733       1,923
   Book losses on investment securities not
     currently allowable for tax purposes ..............        328       1,431
   Postretirement medical plan .........................        359         372
   Quasi-reorganization adjustment of bank premises ....      1,477       1,527
   Other ...............................................        162         328
   Net operating loss carryforwards ....................     11,447       8,702
                                                             ------       -----
         Gross deferred tax assets .....................     17,336      15,248
   Valuation allowance .................................     (2,731)     (2,731)
                                                             ------      ------
         Net deferred tax assets .......................     14,605      12,517
                                                             ------      ------
Deferred tax liabilities:
   Bank premises and equipment .........................        902         706
   Safe harbor leases ..................................        280         499
   Other ...............................................        180          94
                                                            -------      ------
         Gross deferred tax liabilities ................      1,362       1,299
                                                            -------      ------
         Net deferred tax assets .......................   $ 13,243      11,218
                                                           ========      ======

     Changes to the deferred tax assets valuation allowance for the years ended December 31 were as follows:
                                                    1995      1994       1993
                                                    ----      ----       ----
                                                (dollars expressed in thousands)

Balance, January 1 .............................  $ 2,731    38,290     42,194
Current year deferred provision, change in
   deferred tax valuation allowance ............        0   (35,559)    (3,904)
                                                    -----   -------     ------
Deferred tax assets valuation allowance,
   December 31 .................................  $ 2,731     2,731     38,290
                                                  =======     =====     ======

     Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 1994 will be credited directly to capital surplus under the terms of the quasi-reorganization described in Note 2 and the provisions of SFAS 109.
     With the completion of the sale of the Class B Stock described in Note 2, the Internal Revenue Code (IRC) provides that the net operating loss carryforwards generated prior to the transaction are subject to an annual limitation for all subsequent tax years. This annual limitation is $1.4 million. The amount of the limitation is equal to the total value of FBA stock issued and outstanding immediately prior to the acquisition multiplied by the federal long-term tax-exempt rate at the time. If taxable income for a post-transaction year does not equal or exceed the annual limitation, the unused limitation is carried forward to increase the limitation amount for the succeeding years until the excess limitation is utilized. This does not affect the original expiration dates of the net operating loss. The order in which the attributes can be utilized is specified in the IRC.
     Subsequent to the completion of the private placement of Class B Stock, a detailed analysis of the net operating loss and tax credit carryforwards was performed. A large portion of the net operating losses and all of the tax credit carryforwards will expire prior to their utilization, and were therefore removed from the analysis. This is reflected in the reduction in the valuation allowance. After giving effect to the applicable limitations in the IRC, for federal income tax purposes, FBA had net operating loss (NOL) carryforwards of approximately $32.7 million available to offset future taxable income. These NOL carryforwards expire as follows:

                                               (dollars expressed in thousands)
    Year ending December 31:
       1996                                            $     858
       1998                                                4,140
       1999                                                2,241
       2000                                                  103
       2001 through 2010                                  25,363
                                                       ---------
                          Total NOL carryforwards      $  32,705
                                                       =========

     The remaining net deferred tax assets were reevaluated to determine whether it is more likely than not that the deferred tax assets will be recognized in the future. With the completion of the private placement of Class B Stock and the receipt of the resulting cash proceeds of $30 million, FBA is capable of pursuing acquisitions, expanding its services and reducing its reliance on borrowed funds. FBA and First Banks have formulated a plan to further reduce operating costs and expand into other revenue-generating areas. First Banks is providing certain services at substantially reduced costs such as data processing, item processing, loan servicing, commercial non-credit services, accounting and tax assistance and various insurance programs. By utilizing the services and personnel available from First Banks, implementation of various other cost reduction plans, and pursuing its acquisition objectives, FBA's management believes it is more likely than not that its income will be increased to a level that permits utilization of all or a substantial portion of net deferred tax assets including NOL carryforwards. Taking all positive and negative criteria into consideration, it was determined that the allowance established should be $2.7 million.

(10)   Employee Benefit Plans
Pension Plan
     FBA has a noncontributory defined benefit pension plan covering substantially all officers and employees. Under the plan, retirement benefits are computed primarily based on the years of service and the highest five-year average salary during the last ten years of service. It is the policy of FBA to fund the net periodic pension cost, but not less than the minimum required nor greater than the maximum deductible contribution determined in accordance with applicable income tax regulations. During 1994, FBA discontinued the accumulation of benefits under the plan. As a result of this change, total expense with respect to the defined benefit pension plan was $1.1 million for the year ended December 31, 1994. Contributions to the plan were $512,000 and $268,000 for plan years 1994 and 1993, respectively. No contributions were made to the pension plan during 1995.

     The following table shows the plan's funded status as follows:
                                                                  January 1,
                                                                  ----------
                                                               1995       1994
                                                               ----       ----
                                                            (dollars expressed
                                                                 in thousands)
Actuarial present value of benefit obligations:
  Vested benefits ........................................   $ 7,539      7,435
  Nonvested benefits .....................................        44         73
                                                               -----      -----
                Accumulated benefit obligations ..........     7,583      7,508
Effect of projected future compensation levels ...........         0          0
                                                               -----      -----
Projected benefit obligation .............................     7,583      7,508
Plan assets at fair value ................................     8,928      7,882
                                                               -----      -----
Plan assets (in excess of) deficient from projected
   benefit obligation ....................................    (1,345)      (374)
                                                              ======       ====
Unrecognized net loss from past experience different
  from that assumed and effects of changes in assumptions        872          0
                                                              ------       ----
                Prepaid pension cost .....................   $  (473)      (374)
                                                             =======       ====






     Net periodic pension expense (income) cost for the years ended December 31 included the following:

                                                       1995     1994     1993
                                                       ----     ----     ----
                                                (dollars expressed in thousands)

Service cost - benefits earned during the period .   $   -      289       262
Interest cost on projected benefit obligation ....     550      572       563
Actual return on assets ..........................  (1,517)     161      (832)
Net amortization and deferral ....................     868       42        47
                                                     -----    -----      ----
             Net periodic pension expense (income)   $ (99)   1,064        40
                                                     =====    =====        ==

     The weighted average assumed discount rate used in determining the actuarial present value of the projected benefit obligation was 7.00%, 7.00% and 7.75% on January 1, 1995, 1994 and 1993, respectively. Prior to the discontinuation of accumulation of benefits under this plan, the projected rate of increase in future salary levels was 4.5% in 1994 and 1993. The expected long-term rate of return on assets used in determining the net pension cost was 8.5% for 1995, 8.0% for 1994 and 8.5% for 1993. The plan assets consist of money market funds, bank-managed common trust funds and corporate securities.

Employees 401(k) Plan
     FBA has a 401(k) plan which constitutes a qualified cash or deferred profit sharing plan under Section 401(k) of the IRC of 1986. The 401(k) plan is administered by a committee appointed by the Board of Directors of FBA. The assets of the 401(k) plan are held and managed under a trust agreement with the trust department of an unaffiliated bank.
     Prior to the year ended December 31, 1994, FBA contributed between 10% and 20% of the amount of employee contributions with a maximum contribution of 5% of each employee's salary. In connection with the discontinuation of benefits accumulation in the defined benefit pension plan in 1994 discussed above, FBA increased its matching contribution for the 401(k) plan to 50% of employee contributions, retaining the maximum contribution of 5% of each employee's salary. Contributions by participating employees pursuant to the terms of the 401(k) plan are automatically fully vested and nonforfeitable. Funds contributed to the 401(k) plan by FBA for the account of a participating employee become vested and nonforfeitable after the employee has completed five years of service with FBA. FBA accrued $41,000, $25,000 and $24,000 for contributions to the 401(k) plan for the years ended December 31, 1995, 1994 and 1993, respectively.

Postretirement Benefits Other than Pensions
     FBA makes certain health care and life insurance benefits available for substantially all of its retired employees, a portion of the cost of which is paid by FBA. The estimated cost of such postretirement benefits is accrued as an expense during the period of the employees' active service to FBA. In 1993, FBA recognized $120,000 as an expense for postretirement health care and life insurance benefits. During 1994, FBA reevaluated the cost of this plan and changed it to provide FBA contributions for coverage only to those individuals receiving benefits on August 31, 1994. Employees retiring after that date would be allowed to purchase coverage, but must pay the entire cost associated with such coverage. As a result of this change, the unfunded accumulated postretirement benefit obligations were reduced from approximately $1.6 million at December 31, 1993 to $898,000 at the date of the change. This amount was then accrued as an expense. The following table sets forth the postretirement benefit plan's accumulated obligation at December 31, 1995 and 1994:
                                                             1995        1994
                                                             ----        ----
                                                          (dollars expressed in
                                                                  thousands)

Retirees ..............................................     $871          863
Fully eligible plan participants ......................        0            0
Other active plan participants.........................        0            0
                                                             ---          ---
         Accumulated postretirement benefit obligation       871          863
Fair value of plan assets .............................        -            0
                                                             ---          ---
         Accumulated postretirement benefit obligations
               in excess of plan assets ...............      871          863
Unrecognized prior service cost .......................       71           77
Unrecognized net gain (loss) ..........................      (16)          34
Unrecognized transition obligation ....................        0            0
                                                             ---         ----
         Accrued postretirement benefit cost ..........     $926          974
                                                             ===         ====

     Net postretirement benefit cost for the years ended December 31 consisted of the following components:

                                                       1995      1994     1993
                                                (dollars expressed in thousands)

Service cost - benefits earned during the period ..    $ -        46       46
Interest cost on accumulated postretirement benefit
  obligation ......................................     67        89      106
Amortization of transition obligation .............      6        59       67
                                                        --       ---      ---
             Total net postretirement benefit cost      73       194      219
Curtailment gain under SFAS 106 ...................      -       (97)       0
Recognition of transition obligation ..............      -       898        0
                                                        --      ---      ---
             Total expense ........................    $73       995      219
                                                        ==       ===      ===

     As of December 31, 1995, a health care cost trend assumption is not relevant to the calculation of accumulated postretirement benefit obligation since active employees are no longer covered and for retired employees the employer's share of the of the medical premium is fixed at the time of retirement and is not affected by and is not affected by premium increases due to inflation. The assumed discount rate used in determing the accumulated post retirement benefit obligation was 7% for 1995 and 7.5% for 1994.

(11)    Director Benefit Plans

Stock Bonus Plan
     The 1993 Directors' Stock Bonus Plan provides for annual grants of FBA common stock to the non-employee directors of FBA. Directors' compensation of $27,000, $67,000 and $67,000 annually was recorded relating to this plan for the years ended December 31, 1995, 1994 and 1993, respectively. These amounts represented the market values of the 1,000, 2,500 and 2,500 shares granted annually for the years ended December 31, 1995, 1994 and 1993, respectively, under the Stock Bonus Plan.
     The plan is self-operative, and the timing, amounts, recipients and terms of individual grants are determined automatically. On July 1 of each year, each nonemployee director automatically receives a grant of 500 shares of common stock. The maximum number of plan shares that may be issued shall not exceed 16,667 shares. The plan will expire on July 1, 2001.

Directors' Retirement Plan
     In 1993, FBA adopted a noncontributory defined benefit pension plan covering non-employee directors of FBA. Under the plan, retirement benefits are primarily a function of years of service as a director. During 1994, coverage under the plan was extended to include nonemployee directors of the Bank. On September 11, 1995, FBA's and the Bank's Board of Directors discontinued the Directors' Retirement Plan and, accordingly, reversed to income $179,000, which represents the nonvested portion of benefits accrued under the plan.
     The following table shows the plan's funded status at December 31:

                                                                  1995   1994
                                                                  ----   ----
                                                             (dollars expressed
                                                                 in thousands)
  Actuarial present value of benefit obligations:
  Vested benefits ..............................................   $67    218
  Nonvested benefits ...........................................     0      0
                                                                    --    ---
          Accumulated benefit obligation .......................    67    218
Effect of projected future compensation levels .................     0      0
                                                                    --    ---
          Projected benefit obligation .........................    67    218
Plan assets at fair value ......................................     0      0
                                                                    --    ---
          Plan assets in deficit of projected benefit obligation    67    218
Unrecognized net loss from past experience different
  from that assumed and effects of changes in assumptions ......     6     15
Unrecognized prior service cost ................................     0   (110)
                                                                     -   ----
          Accrued pension cost .................................   $73    123
                                                                   ===    ===

     Net periodic pension cost for the years ended December 31 included the following:

                                                  1995        1994       1993
                                                  ----        ----       ----
                                                (dollars expressed in thousands)

Service cost - benefits earned during the period   $15          33         29
Interest cost on projected benefit obligation ..    13          14         11
Actual return on assets ........................    --          --         --
Net amortization and deferral ..................    12          18         18
                                                    --          --         --
                   Net periodic pension cost ...   $40          65         58
                                                   ===          ==         ==

     The weighted average assumed discount rate used in determining the actuarial present value of the projected benefit obligation was 7%, 8% and 7% for the years ended December 31, 1995, 1994 and 1993, respectively.

(12)   Commitments and Contingencies
     FBA is a party to commitments to extend credit and commercial and standby letters of credit in the normal course of business to meet the financing needs of its customers. These instruments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The interest rate risk associated with these credit commitments relates primarily to the commitments to originate fixed-rate loans. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that, in accordance with the requirements of SFAS 105, collateral or other security is of no value. FBA uses the same credit policies in granting commitments and conditional obligations as it does for on-balance- sheet items.
     Commitments to extend credit at December 31 are as follows:
                                                  1995            1994
                                                  ----            ----
                                            (dollars expressed in thousands)

            Credit card commitments          $   1,022           2,251
            Other loan commitments              41,323          22,193
            Standby letters of credit                0              70
                                                ======          ======

     Credit card and other loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant, equipment, income-producing commercial properties and single family residential properties. Collateral is generally required except for consumer credit card commitments.
     Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The letters of credit are primarily issued to support private borrowing arrangements and commercial transactions. Most letters of credit extend for less than one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank holds marketable securities, certificates of deposit, inventory or other assets as collateral supporting those commitments for which collateral is deemed necessary as the commitments are issued.

(13)   Stockholders' Equity
Stock Options
     On April 19, 1990, the Board of Directors FBA adopted the 1990 Stock Option Plan (1990 Plan). The 1990 Plan currently provides that no more than 200,000 shares of common stock will be available for stock options. One-fourth of each stock option becomes exercisable at the date of the grant and at each anniversary date of the grant. The options expire ten years from the date of the grant. There were no options granted during the year three years ended December 31, 1995.


     At December  31, 1995,  there were 36,833  shares  available  for future  stock  options and 67,500  shares of common stock  reserved  for the exercise of  outstanding  options.  Transactions  relating to the 1990 Plan for the years ended December 31 were as follows:
                                                      1995                     1994                      1993
                                                      ----                     ----                      ----
                                                          Average                   Average                  Average
                                                           option                   option                   option
                                               Amount       price      Amount        price       Amount       price
                                               ------       -----      ------        -----       ------       -----

     Outstanding options, January 1            98,133     $ 3.75       133,700     $ 3.75        156,667    $ 3.75
     Options exercised                        (30,633)      3.75       (35,567)      3.75        (22,967)     3.75
                                              -------                  -------                   -------
     Outstanding options, December 31          67,500       3.75        98,133       3.75        133,700      3.75
                                               ======       ====        ======       ====        =======      ====

     Options exercisable, December 31          67,500                  98,133                    133,283
                                               ======                  ======                    =======

Warrants
     In connection with a previous restructuring of FBA, warrants to purchase common stock were granted certain directors and the Federal Deposit Insurance Corporation (FDIC). At December 31, 1995, FBA has warrants outstanding to purchase 196,999 shares of common stock. The exercise prices of these warrants are $81.15 for 65,663 shares and $.75 for 131,336 shares. These warrants have antidilution protection and will expire on July 17, 2007. FBA has reserved shares of its common stock equal to the aggregate amount of all warrants outstanding.

Distribution of Earnings of Bank
     The distribution of earnings of the Bank has been restricted by various state and federal regulations, as well as the accumulated deficit which was eliminated by the quasi-reorganization described in Note 2. Because of these limitations, the Bank has been precluded from the payment of any dividends in the past. As a result of the capital contributed to the Bank following the private placement of Class B common stock and the quasi-reorganization described in Note 2, the Bank may be allowed to pay dividends in the future from any earnings accumulated after January 1, 1995, subject to applicable regulatory limitations. As of December 31, 1995, the Bank had a retained deficit of $3.8 million which had accumulated after January 1, 1995.

(14)   Transactions With Related Parties
     Following the private placement of Class B common stock described in Note 2, FBA began purchasing certain services and supplies from or through its majority shareholder, First Banks. First Banks' majority ownership of FBA could result in operating results and financial position of FBA which differ from those that would be obtained if FBA's relationship with First Banks did not exist.
     In December 1994, the Board of Directors of the Bank approved a data processing agreement and a management fee agreement with First Banks. Under the data processing agreement, a subsidiary of First Banks provides data processing and various related services to FBA. The fees for such services are significantly lower than FBA was paying its non-affiliated vendors. The management fee agreement provides that FBA compensate First Banks on an hourly basis for its use of personnel for various functions including internal auditing, loan review, income tax preparation and assistance, accounting, asset/liability and investment services, loan servicing and other management and administrative services. Hourly rates for such services compare favorably with those for similar services from unrelated sources, as well as the internal costs of FBA personnel which were used previously, and it is estimated that the aggregate cost for the services are significantly more economical than those previously incurred by FBA separately. Fees paid under these agreements were $796,000 and $14,000 for the years ended December 31, 1995 and 1994, respectively.
     As more fully described in Note 3, FBA sold an aggregate of $113.9 million in investment securities in September 1994, of which $60.1 million were sold to a subsidiary of First Banks at fair value.
     Outside of normal customer relationships, no directors, executive officers or stockholders holding over 5% of FBA's voting stock, and no corporations or firms with which such persons or entities are associated, currently maintain or have maintained, any significant business or personal relationships with FBA or its subsidiaries, other than that which arises by virtue of such position or ownership interest in FBA, except as described above.

(15)   Litigation
     In 1993, FBA settled a class action lawsuit relating to a private placement of common stock which it had completed in 1984. As a result of this settlement,

FBA issued to the plaintiffs 26,667 shares of its common stock and conveyed other consideration having a cost to FBA of approximately $52,000. The total cost of this settlement, $592,000, was reflected as an expense for the year ended December 31, 1993.
     There are several other claims and legal actions pending against FBA and/or the Bank with regard to matters arising out of the conduct of their businesses. It is the opinion of management, in consultation with legal counsel, that the ultimate liability, if any, resulting from such claims and legal actions will not materially affect the financial condition, results of operations or liquidity of FBA or the Bank.

(16) Interest Rate Risk  Management  and Derivative  Financial  Instruments
With Off-Balance Sheet Risk
     FBA manages its interest rate risk by: (1) maintaining an Asset Liability Committee (ALCO) responsible to FBA's Board of Directors to review the overall interest rate risk management activity and approve actions taken to reduce risk;
(2) maintaining an effective monitoring mechanism to determine FBA's exposure to changes in interest rates; (3) coordinating the lending, investing and deposit-generating functions to control the assumption of interest rate risk; and (4) employing various off-balance-sheet financial instruments to offset inherent interest rate risk when it becomes excessive. The objective of these procedures is to limit the adverse impact which changes in interest rates may have on net interest income.
     The ALCO has overall responsibility for the effective management of interest rate risk and the approval of policy guidelines. The ALCO includes the Chairman and Chief Executive Officer, the senior executives of investments, credit, retail banking and finance, and certain other officers. The ALCO is supported by the Asset Liability Management Group which monitors interest rate risk, prepares analyses for review by the ALCO and implements actions which are either specifically directed by the ALCO or established by policy guidelines. To measure the effect of interest rate changes, FBA recalculates its net income over a one-year horizon on a pro forma basis assuming instantaneous, permanent parallel and non-parallel shifts in the yield curve, in varying amounts both upward and downward.
     During 1994, FBA expanded its use of off-balance-sheet derivative financial instruments to assist in the management of interest rate sensitivity. These off-balance-sheet derivative financial instruments are utilized to modify the repricing, maturity and option characteristics of on-balance-sheet assets and liabilities. As more fully described in Note 1 to the accompanying consolidated financial statements, FBA holds off-balance-sheet derivative financial instruments, generally limited to interest rate cap agreements and interest rate futures contracts. The use of such derivative financial instruments is limited to reducing the interest rate exposure of FBA.
     Derivative financial instruments held by FBA for purposes of managing interest rate risk are summarized as follows:
                                                    December 31,
                                                    ------------
                                            1995                     1994
                                            ----                     ----
                                   Notional      Credit     Notional     Credit
                                    amount       amount      amount      amount
                                    ------       ------      ------      ------
                                         (dollars expressed in thousands)

Interest rate futures contracts   $  --            --        768,000       --
Interest rate cap agreements ..    10,000         291         10,000       577
                                   ======         ===         ======       ===

     The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and therefore are not a measure of FBA's credit exposure through its use of derivative financial instruments. The amounts exchanged are determined by reference to the notional amounts and the other terms of the derivatives.
     FBA is exposed to credit risk in the event of nonperformance by counterparties to derivative financial instruments but does not expect the failure of any counterparties in meeting their obligations. Where appropriate, master netting agreements are arranged or collateral is obtained in the form of cash or rights to securities. The credit exposure of derivative financial instruments is the positive fair value of the instruments, net of the fair value of collateral received.
     FBA sold interest rate futures contracts and purchased options on interest rate futures contracts to hedge the interest rate risk of its available-for-sale securities portfolio. Interest rate futures contracts are commitments to either purchase or sell designated financial instruments at a future date for a specified price and may be settled in cash or through delivery of such financial instruments. Options on interest rate futures contracts confer the right to purchase or sell financial futures contracts at a specified price and are settled in cash.

     During 1995, as interest rates declined, FBA incurred losses on the interest rate futures contracts. The losses incurred on the interest rate futures contracts were partially offset by gains in the available-for-sale securities portfolio. The overall net loss in net market value of these positions is attributable to an increase in the projected prepayments of principal underlying the available-for-sale securities portfolio. These increased prepayment projections disproportionately shortened the expected lives of the available-for-sale securities portfolio in comparison to the effective maturity created with the hedge position. As a result, beginning in the second quarter of 1995, FBA began to reduce its hedge position to coincide with the current expected life of the available-for-sale securities portfolio by decreasing the number of outstanding interest rate futures contracts. FBA continued to reduce its hedge position during the third and fourth quarters of 1995 as a result of the further declines in interest rates. In addition, during the fourth quarter of 1995, upon sales of $48.9 million of investment securities, the remaining outstanding interest rate futures contracts were closed.
     For 1995, FBA incurred a net loss on interest rate futures contracts of $5.95 million, of which $806,000 was amortized to income as a yield adjustment to the investment security portfolio and $5.14 million was included in the cost basis in determining the gain or loss upon the sale of securities. At December 31, 1994, the unamortized balance of net deferred gains on interest rate futures contracts of $866,000 was applied to the carrying value of the available-for-sale securities portfolio as part of the mark-to-market valuation.
     FBA purchased an interest rate cap agreement to limit the interest expense associated with certain of its interest-bearing liabilities. In exchange for an initial fee, the interest rate cap agreement entitles FBA to receive interest payments when a specified index rate exceeds a predetermined rate. The agreement outstanding at December 31, 1995 and 1994 effectively limits the interest rate to 5.0% on $10 million of interest-bearing liabilities from October 15, 1997 to May 15, 2000. At December 31, 1995 and 1994, the unamortized costs were $465,000 and $577,000, respectively, and were included in other assets. There are no amounts receivable under the agreement.

(17)   Fair Value of Financial Instruments
     Fair values for financial instruments are management's estimate of the values at which the instruments could be exchanged in a transaction between willing parties. These estimates are subjective and may vary significantly from amounts that would be realized in actual transactions. In addition, other significant assets are not considered financial assets including deferred tax assets and premises and equipment. Further, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered in any of the estimates.
     The estimated fair values of FBA's financial instruments at December 31 were as follows:
                                        December 31, 1995   December 31, 1994
                                        -----------------   -----------------
                                     Carrying   Estimated  Carrying  Estimated
                                      amount   fair value   amount   fair value
                                      ------   ----------   ------   ----------
                                         (dollars expressed in thousands)
Assets:
  Cash and cash equivalents ......   $ 40,922    40,922    47,071    47,071
  Investment securities ..........     39,337    39,337    60,514    60,514
  Net loans ......................    187,345   189,294   200,558   200,558
  Accrued interest receivable ....        665       665     1,146     1,146
Liabilities:
  Demand and savings deposits ....    124,019   124,019   124,473   124,473
  Time deposits ..................    125,244   126,150   117,097   117,097
  Accrued interest payable .......        792       792       716       716
  Securities sold under agreements
  to repurchase, federal funds
  purchased and other borrowings .      1,063     1,063    24,233    24,233
  FHLB advances ..................      5,663     5,602    19,412    19,412
  Long-term debt .................      1,054     1,054     1,054     1,054
Off balance sheet:
  Interest rate cap agreement ....        465       291       577       577
  Interest rate futures contracts        --        --         886       886
  Unfunded loan commitments ......       --        --        --        --

     The following methods and assumptions were used in estimating fair values for financial instruments.
Financial Assets:
     Cash and cash equivalents and accrued interest receivable: The carrying values reported in the consolidated balance sheets approximate fair value.
     Investment securities: Fair value for securities available for sale were the amounts reported in the consolidated balance sheets. If quoted market prices were not available, fair values were based upon quoted market prices of comparable instruments.
     Net loans: The fair values for most loans held for investment were estimated utilizing discounted cash flow calculations that applied interest rates currently being offered for similar loans to borrowers with similar risk profiles. The fair value of loans held for sale, which were the amounts on the consolidated balance sheets, were based on quoted market prices where available. If quoted market prices were not available, fair values were based upon quoted market prices of comparable instruments. The carrying values for loans are net of the allowance for possible loan losses and unearned discount.
Financial Liabilities:
     Deposits: The fair value disclosed for deposits generally payable on demand (i.e., non-interest-bearing and interest-bearing demand, savings and money market accounts) were considered equal to their respective carrying amounts as reported in the consolidated balance sheets. The fair value disclosed for demand deposits does not include the benefit that results from the low-cost funding provided by deposit liabilities compared to the cost of borrowing funds in the market. Fair values for certificates of deposit were estimated using a discounted cash flow calculation that applied interest rates currently being offered on similar certificates to a schedule of aggregated monthly maturities of time deposits.
     FHLB advances: Fair values for FHLB advances were estimated using a discounted cash flow calculation that applied interest rates currently being offered on similar advances. Borrowings and accrued interest payable: The carrying values reported in the consolidated balance sheets approximate fair value.
Off-Balance Sheet:
     Interest rate futures contracts: The fair values for interest rate futures contracts were based upon quoted market prices. The fair value of these contracts has been reflected in the consolidated balance sheets in the carrying value of the securities available-for-sale portfolio as part of the mark to market valuation.
     Interest rate cap agreement: The fair value of the interest rate cap agreement is estimated by comparison to market rates quoted on new agreements with similar creditworthiness. Unfunded loan commitments: The majority of the commitments to extend credit and commercial and standby letters of credit contain variable interest rates and credit deterioration clauses and, therefore, the carrying value of these credit commitments approximates fair value.

(18)   Parent Company Only Financial Information

                            Condensed Balance Sheets

                                                              December 31,
                                                              --------------
                                                             1995      1994
                                                             ----      ----
                                                           (dollars expressed
                                                              in thousands)
Assets:
  Cash ..................................................   $ 8,541      575
  Mortgage-backed and other securities available for sale      --     12,803
  Investment in subsidiaries ............................    25,386   25,481
  Deferred tax assets ...................................     3,435    3,499
  Other assets ..........................................        71       46
                                                             ------   ------
          Total assets ..................................   $37,433   42,404
                                                            =======   ======
Liabilities and stockholders' equity:
  Payable to subsidiaries ...............................   $ 1,819    1,789
  Accrued and other liabilities .........................       356      901
                                                              -----    -----
          Total liabilities .............................     2,175    2,690
  Stockholders' equity ..................................    35,258   39,714
                                                             ------   ------
          Total liabilities and stockholders' equity ....   $37,433   42,404
                                                            =======   ======

                      Condensed Statements of Operations

                                                                       Year ended December 31,
                                                                       -----------------------
                                                                      1995       1994      1993
                                                                      ----       ----      ----
                                                                  (dollars expressed in thousands)
             Income:
  Interest ...........................................              $   315       498       684
  Gain (loss) on sale of securities, net .............                    -      (661)       15
  Other ..............................................                    0        35       (40)
                                                                        ---       ---       ---
                                                                        315      (128)      659
                                                                        ---      ----       ---
Expense:
  Interest ...........................................                  140       451       601
  Provision for possible loan losses .................                    -        24        --
  Litigation settlement expense ......................                   --        --       592
  Reversal of estimated costs of former subsidiary ...                   --        --      (804)
  Other ..............................................                   32       453       220
                                                                        ---       ---       ---
                                                                        172       928       609
                                                                        ---       ---       ---
  Income (loss) before income tax (benefit) expense                     143    (1,056)       50
Provision for income tax (benefit) expense ...........                   68    (3,527)        0
                                                                        ---    ------       ---

  Income (loss) before equity in undistributed
          income (loss) of subsidiaries ..............                   75     2,471        50
Equity in undistributed income (loss) of subsidiaries                (3,895)   (3,376)      169
                                                                     ------    ------       ---
        Net income (loss) ............................              $(3,820)     (905)      219
                                                                    =======      ====       ===

                       Condensed Statements of Cash Flows

                                                                        Year ended December 31,
                                                                        -----------------------
                                                                      1995         1994     1993
                                                                      ----         ----     ----
                                                                   (dollars expressed in thousands)
Operating activities:
  Net income (loss) ...........................................    $(3,820)      (905)       219
  Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
     Credit for deferred income taxes .........................       --       (3,527)      --
     Equity in undistributed loss (income) of subsidiaries ....      3,895      3,376       (169)
     Other, net ...............................................       (552)     1,277       (354)
                                                                     -----      -----       ----
           Net cash provided by (used in) operations ..........       (477)       221       (304)
                                                                      ----        ---       ----
Investing activities:
  Purchase of investment securities ...........................    (21,191)   (12,803)    (3,612)
  Proceeds from maturity of investment securities .............      8,345       --        3,020
  Proceeds from sales of investment securities ................     25,752     12,873      1,037
  Capital contributions to subsidiaries .......................     (3,750)   (17,000)      --
  Other, net ..................................................          0          0        100
                                                                    ------     ------        ---
           Net cash provided by (used in) investing activities       9,156    (16,930)       545
                                                                     -----    -------        ---
Financing activities:
  Net proceeds from issuance and sale of Class B common stock .          -     29,623         --
  Exercise of stock options ...................................        115        136         86
  Repurchase of common stock for treasury .....................       (828)        --         --
  Net decrease in federal funds purchased and securities
     sold under agreements to repurchase ......................          0    (12,675)      (731)
                                                                     -----    -------       ----
           Net cash provided by (used in) financing activities        (713)    17,084       (645)
                                                                     -----     ------       ----
           Net increase (decrease) in cash and cash equivalents      7,966        375       (404)
Cash and cash equivalents at beginning of year ................        575        200        604
                                                                     -----        ---        ---
Cash and cash equivalents at end of year ......................   $  8,541        575        200
                                                                  ========        ===        ===

Supplemental disclosure of cash paid for interest .............   $    110        428        564
                                                                  ========        ===        ===
Supplemental disclosure of noncash investing
  and financing activities - transfer of investment
  securities to available for sale ............................   $     0           0     13,541
                                                                  =======           =     ======

                            FIRST BANKS AMERICA, INC.

                                   MANAGEMENT
Directors of First Banks America, Inc.
  Allen H. Blake       Vice President,  Chief Financial Officer and Secretary,
                       First Banks America, Inc., Houston, Texas; Senior Vice
                       President, Chief Financial Officer and Secretary, First
                       Banks, Inc., St. Louis, Missouri.

  Charles A. Crocco,   Partner in the law firm of Crocco & De Maio, P.C., New
  Jr.                  York, New York.

  James F. Dierberg    Chairman of the  Board,  President  and  Chief Executive
                       Officer of First Banks  America,  Inc.,  Houston, Texas;
                       Chairman of the Board,  President and  Chief   Executive
                       Officer, First Banks, Inc., St. Louis, Missouri.

  Edward T. Story,     President  and  Chief   Executive   Officer   of    SOCO
  Jr.                  International,   Inc.,   an   international  oil and gas
                       exploration and production   company  headquartered   in
                       Houston, Texas.

  Mark T. Turkcan      Senior Vice President, Retail Banking, First Banks, Inc.,
                       St.  Louis, Missouri.

  Donald W. Williams   Senior Vice President, Chief Credit Officer, First Banks,
                       Inc., St. Louis, Missouri.

     Executive Officers of First Banks America, Inc.
 James F. Dierberg     Chairman  of  the  Board,  President and Chief Executive
                       Officer

 David F. Weaver       Executive Vice President

 Allen H. Blake        Vice President, Chief Financial Officer and Secretary

     Senior Officers of BankTEXAS N.A.
 David F. Weaver       Chairman of the Board, President and Chief Executive
                       Officer

 Kathryn Aderman       Vice President of Administration and Human Resources

 Arved E. White        Senior Vice President and Chief Lending Officer

                              Investor Information

     Form 10-K
     FBA's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, is available without charge to any stockholder upon request. Requests should be directed to Kathryn Aderman, Assistant Secretary, First Banks America, Inc., P.O. Box 630369, Houston, Texas 77263-0369.

     Common Stock
     The common stock of FBA is traded on the New York Stock Exchange with the ticker symbol "FBA" and is frequently reported in newspapers of general circulation with the symbol "FBKSAM " and in the Wall Street Journal with the symbol "FBA." As of December 31, 1995, there were approximately 1,495 record holders of common stock.

     Common stock price range:
                                 1995                             1994
                                 ----                             ----
                          High          Low              High             Low
                          ----          ---              ----             ---

     First quarter    $   18-3/4      12-3/16            26-1/4         20-5/8
     Second quarter       16-7/8      12-3/16            22-1/2         18-3/4
     Third quarter        16-7/8      10-7/8             20-5/8         15
     Fourth quarter       13-3/4      9                  16-7/8         13-1/8

                                                    Common Stock Transfer Agent
Information                                                 and Registrar
For information concerning
First Banks America, Inc. contact:

David F. Weaver            Allen H. Blake             Chemical Bank
Executive Vice President   Vice President, Chief      Securityholder
P.O. Box 630369              and Secretary            450 West 33rd Street
Houston, Texas 77263-0369  111901 Olive Boulevard     8th Floor
Telephone: 713/954-2400    St. Louis, Missouri 63141  New York, New York 10001
                           Telephone: 314/995-8700    Telephone:1-800-635-9270

                                   EXHIBIT 21

                                   EXHIBIT 21

                            First Banks America, Inc.

                            Significant Subsidiaries

     The following is a list of all subsidiaries of the Company and the jurisdiction of incorporation or organization. BankTEXAS National Association is wholly-owned by Sundowner Corporation, and Sundowner Corporation and CSWI International Finance N. V. are each wholly owned by First Banks America, Inc.

 Name of Subsidiary               Jurisdiction of Incorporation or Organization
 ------------------------------------------------------------------------------
CSWI International Finance, N.V.        Netherlands Antilles
Sundowner Corporation                   Nevada

BankTEXAS National Association          United States

                                  EXHIBIT 23(a)

                                  EXHIBIT 23(a)

                          Independent Auditors' Consent



The Board of Directors
First Banks America, Inc.:

We consent to incorporation by reference in the registration statement (No. 33-42607) on Form S-8 of First Bank America, Inc. of our report dated March 8, 1996, relating to the consolidated balance sheets of First Banks America, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for eacah of the years in the two-year period ended December 31, 1995, which report appears in the December 31, 1995 annual report on Form 10-K of First Banks America, Inc.

/s/KPMG Peat Marwick LLP
- ------------------------
KPMG Peat Marwick LLP
St. Louis, Missouri
March 27, 1996

                                  EXHIBIT 23(b)

                                  EXHIBIT 23(b)
                          Independent Auditors' Consent


The Board of Directors
First Banks America, Inc.

We consent to incorporation by reference in Registration Statement No. 33-42607 of First Banks America, Inc. (formerly known as BancTEXAS Group Inc.) on Form S-8 of our report dated March 18, 1994, appearing in this Annual Report on Form 10-K of First Banks America, Inc. for the year ended December 31, 1995.


/s/Deloitte & Touche LLP
- ------------------------
Deloitte & Touche LLP
Dallas, Texas
March 21, 1996