Form 10-Q
period 1996-03-31
FIRST BANKS AMERICA INC
filed 1996-05-14
CIK 310979

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION  13  OR 15(d)  OF THE
SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

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
     (State or other jurisdiction of               (I.R.S. Employer
      corporation or organization)                 identification No.)

              P.O. Box 630369, HOUSTON, TEXAS 77263-0369
          (address of principal executive offices) (Zip Code)

                                 (713) 954-2400
              (Registrant's telephone number, including area code)



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

                                Yes __X_ No ____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               Outstanding at
          Class                                April 30, 1996
          -----                                --------------

Common Stock, $.15 par value                     1,296,442
Class B Common Stock, $.15 par value             2,500,000

                            First Banks America, Inc.

                                      INDEX


                                                                         Page

PART I            FINANCIAL INFORMATION


     Item 1.  Financial Statements:
              Consolidated Balance Sheets as of March 31, 1996
                and December 31, 1995                                     -2-
              Consolidated Statements of Income for the threes
                months ended March 31, 1996 and 1995                      -4-
              Consolidated Statements of Cash Flows for the three
                months ended March 31, 1996 and 1995                      -5-
              Note to Consolidated Financial Statements                   -6-

     Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                   -7-


PART II           OTHER INFORMATION


     Item 6.      Exhibit                                                -12-


Signatures                                                               -13-



                         PART I - FINANCIAL INFORMATION
                           Item 1 Financial Statements

                            First Banks America, Inc.
                     Consolidated Balance Sheets (unaudited)
             (dollars expressed in thousands, except per share data)




                                                                        March 31,        December 31,
                                                                          1996               1995
                                                                          ----               ----
                                    ASSETS
                                    ------
Cash and cash equivalents:
    Cash and due from banks                                           $    8,885              25,072
    Interest-bearing deposits with other financial institutions-
       with maturities of three months or less                               619              11,050
    Federal funds sold                                                     1,975               4,800
                                                                         -------              ------
          Total cash and cash equivalents                                 11,479              40,922
                                                                         --------             ------

Investment securities - available for sale, at fair value                 83,060              39,337

Loans:
   Commercial, financial and agricultural                                 11,702              15,055
   Real estate construction and development                               32,067              26,048
   Real estate mortgage                                                   13,315              12,673
   Consumer and installment                                              125,185             140,757
                                                                         -------             -------
          Total loans                                                    182,269             194,533
  Unearned discount                                                       (1,573)             (1,960)
  Allowance for possible loan losses                                      (4,787)             (5,228)
                                                                         -------             -------
          Net loans                                                      175,909             187,345
                                                                         -------             -------

Bank premises and equipment, net of accumulated depreciation               6,402               6,454
Receivable from sale of investment securities                                  -               4,915
Accrued interest receivable                                                  601                 665
Other real estate owned                                                      927               1,013
Deferred income taxes                                                      4,059              14,605
Other assets                                                               1,469               1,327
                                                                       ---------            --------

          Total assets                                                 $ 293,906             296,583
                                                                       =========             =======





                            FIRST BANKS AMERICA, INC.
                     Consolidated Balance Sheets (unaudited)
             (dollars expressed in thousands, except per share data)
                                   (continued)


                                                                           March 31    December 31,
                                                                              1996           1995
                                                                              ----           ----
                                         LIABILITIES
Deposits:
     Demand:
       Non-interest bearing                                            $    44,245          49,822
       Interest bearing                                                     20,774          21,151
     Savings                                                                54,821          53,046
     Time:
       Time deposits of $100 or more                                        24,627          23,509
       Other time deposits                                                 102,764         101,735
                                                                      ------------        --------
          Total deposits                                                   247,231         249,263
                                                                      ------------        --------

Federal Home Loan Bank advances                                              5,426           5,663
Securities sold under agreements to repurchase                                 603             711
Other borrowings                                                             1,054           1,406
Deferred income taxes                                                        1,186           1,362
Accrued and other liabilities                                                2,883           2,920
                                                                      ------------       ---------
          Total liabilities                                                258,383         261,325
                                                                      ------------       ---------

                             STOCKHOLDERS' EQUITY

Common Stock:
     Common stock,  $.15 par value;  10,866,667  shares
       authorized; 1,408,567 and 1,314,663 shares issued
       and outstanding respectively, at March 31, 1996
       and 1,401,901 and 1,322,298 shares issued and
       outstanding, respectively, at December 31, 1995                         211             210
     Class B common stock, $.15 par value; 4,000,000 shares
       authorized; 2,500,000 shares issued and outstanding                     375             375
Capital surplus                                                             39,294          39,271
Retained deficit since elimination of accumulated deficit
     of $259,117 effective December 31, 1994                                (3,358)         (3,820)
Treasury stock                                                                (979)           (828)
Net fair value adjustment for securities available for sale                    (20)             50
                                                                       -----------       ---------
          Total stockholders' equity                                        35,523          35,258
                                                                       -----------       ---------
          Total liabilities and stockholders' equity                   $    293,906         296,583
                                                                       ============       =========









           See accompanying notes to consolidated financial statements



                            FIRST BANKS AMERICA, INC.
                  Consolidated Statements of Income (unaudited)
             (dollars expressed in thousands, except per share data)

                                                                                 Three  months ended
                                                                                       March 31,
                                                                                       ---------

                                                                                 1996          1995
                                                                                 ----          ----
Interest income:
    Interest and fees on loans                                                 $ 3,979         4,225
    Investment securities                                                          525         1,225
    Federal funds sold and other                                                   504           266
                                                                                 -----         -----
          Total interest income                                                  5,008         5,715
Interest expense:
   Deposits:
       Interest-bearing demand                                                      98           102
       Savings                                                                     436           520
       Time deposits of $100 or more                                               343           329
       Other time deposits                                                       1,433         1,078
   Federal Home Loan Bank advances, securities sold under agreements to            132           683
       repurchase, federal funds purchased and other borrowings
   Notes payable and other                                                          32            32
                                                                                 -----         -----
          Total interest expense                                                 2,474         2,744
                                                                                 -----         -----
          Net interest income                                                    2,534         2,972
Provision for possible loan losses                                                 100           450
                                                                                 -----         -----
          Net interest income after provision for possible loan losses           2,434         2,522
                                                                                 -----         -----
Noninterest income:
       Service charges on deposit accounts and customer service fees               345           342
       Loan servicing fees, net                                                     21            65
       Gain (loss) on sales of securities, net                                      75             -
       Other income                                                                 (3)          876
                                                                                 -----         -----
          Total noninterest income                                                 438         1,283
                                                                                 -----         -----
Noninterest expense:
       Salaries and employee benefits                                              725         1,203
       Occupancy, net of rental income                                             196           276
       Furniture and equipment                                                     167           163
       Federal Deposit Insurance Corporation premiums                               18           153
       Postage, printing and supplies                                               74            96
       Data processing fees                                                         80           413
       Legal, examination and professional fees                                    284           172
       Communications                                                              110           112
       Losses and expenses on foreclosed real estate, net of gains                   6           122
       Other expenses                                                              443           495
          Total noninterest expense                                              2,093         3,205
                                                                                 -----         -----
          Income before provision for income taxes                                 779           600
Provision for income taxes                                                         318           208
                                                                                ------         -----
          Net income (loss)                                                    $   461           392
                                                                               =======         =====
Earnings per common share                                                      $   .12           .10
                                                                               =======           ===
Weighted average shares of common stock and common stock
   equivalents outstanding (in thousands)                                        4,008         4,093
                                                                                 =====         =====


           See accompanying notes to consolidated financial statements



                            FIRST BANKS AMERICA, INC.
                Consolidated Statements of Cash Flows (unaudited)
                        (dollars expressed in thousands)


                                                                             Three months ended
                                                                                 March 31,
                                                                               1996        1995
                                                                               ----        ----
Cash flows from operating activities:
   Net income (loss)                                                       $    461         392
   Adjustments to reconcile net income (loss) to net cash:
      Depreciation and amortization of bank premises and equipment              161         154
      Amortization, net of accretion                                           (219)       (152)
      Provision for possible loan losses                                        100         450
      (Increase) decrease in accrued interest receivable                         64         433
      Interest accrued on liabilities                                         2,474       2,778
      Payments of interest on liabilities                                    (2,449)     (2,595)
      Provision for income taxes                                                318         208
      (Gain) loss on sales of securities, net                                   (75)          -
      Other                                                                    (247)       (851)
                                                                            --------    -------
          Net cash provided by (used in) operating activities                    588        817
                                                                            --------    -------
Cash flows from investing activities:
    Sales of investment securities                                           10,513           -
    Maturities of investment securities                                      28,748      11,363
    Purchases of investment securities                                      (77,700)    (39,130)
    Net increase in loans                                                    11,126      (1,693)
    Recoveries of loans previously charged off                                  210         108
    Purchases of bank premises and equipment                                   (109)        (15)
    Other investing activities                                                   36         345
                                                                            -------    --------
          Net cash provided by (used in) investing activities               (27,176)    (29,022)
                                                                            -------    --------
Cash flows from financing activities:
    Increase (decrease) in deposits                                          (2,032)     (7,489)
    Decrease in borrowed funds                                                 (697)      4,679
    Purchase of treasury stock                                                 (150)          -
    Other financing activities                                                   24          25
                                                                            --------   --------
          Net cash provided by (used in) financing activities                (2,855)     (2,785)
                                                                            --------   --------
          Net increase (decrease) in cash and cash equivalents              (29,443)    (30,990)
Cash and cash equivalents, beginning of period                               40,922      47,071
                                                                            -------    --------
Cash and cash equivalents, end of period                                  $  11,479      16,081
                                                                            =======    ========
Noncash investing and financing activities:
    Transfer of loans held for sale to loan portfolio                      $      -       7,253
                                                                            =======    ========






           See accompanying notes to consolidated financial statements

                            FIRST BANKS AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   (1)   Basis of Presentation

          The accompanying consolidated financial statements of First Banks America, Inc. (FBA) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 1995 annual report on Form 10K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

         The consolidated financial statements include the accounts of First Banks America, Inc. and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

         On August 23, 1995, the Common and Class B Common stock shareholders of FBA approved a reverse stock split. The reverse stock split converted 15 shares of Common Stock or Class B Common stock into one share of Common Stock or Class B Common Stock, respectively. Accordingly, all per share amounts, as well as ending and average common shares data, have been restated to reflect the one-for-15 reverse stock split.

        Certain reclassifications of 1995 amounts have been made to conform with the 1996 presentation.

   (2)   Transactions with Related Party

         In December 1994, the Board of Directors of BankTEXAS N.A. (Bank), a wholly owned subsidiary of FBA, approved a data processing agreement and a management fee agreement with First Banks, Inc. (First Banks). Under the data processing agreement, a subsidiary of First Banks began providing data processing and various related services to the Bank beginning in February 1995. The fees for such services are significantly less than the Bank was paying to its non-affiliated vendors. The management fee agreement provides that the Bank will compensate First Banks on an hourly basis for its use of personnel for various functions including internal auditing, loan review, income tax preparation and assistance, accounting, asset/liability and investment services, loan servicing and other management and administrative services. Hourly rates for such services compare favorably with those for similar services from unrelated sources, as well as the internal costs of the Bank personnel which were used previously, and it is estimated the aggregate cost for the services will be significantly more economical than those previously incurred by the Bank separately. Fees paid under this agreement were $223,000 and $216,000 for the three month periods ended March 31, 1996 and 1995, respectively.

            Item 2: Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                                     General

         FBA is a registered bank holding company, incorporated in Delaware and headquartered in Houston, Texas. At March 31, 1996, FBA had approximately $293.9 million in total assets; $180.7 million in total loans, net of unearned discount; $247.2 million in total deposits; and $35.5 million in total stockholders' equity. FBA operates through its subsidiary bank, BankTEXAS N.A.
(Bank).

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

                               Financial Condition

         FBA's total assets were $293.9 million and $296.6 million at March 31, 1996 and December 31, 1995, respectively. The primary changes from December 31, 1995 were an increase in investment securities of $43.7 million which was funded principally by a decrease in cash and cash equivalents of $29.4 million and a reduction of the loan portfolio of $11.9 million. The increase in the investment security portfolio, consisting of shorter term securities designated as available for sale, is consistent with the securities restructuring plan implemented in September 1994.

                              Results of Operations
Net Income

         Net income for the three months ended March 31, 1996 was $461,000 in comparison to $392,000 for the same period in 1995. The improved net income is attributable to the reduction in noninterest expense of $1.11 million to $2.09 million from $3.21 million at March 31, 1996 and 1995, respectively, substantially offset by a reduction in noninterest income as more fully described below.

Net Interest Income

         Net interest income was $2.53 million, or 3.81% of average interest earning assets, for the three months ended March 31, 1996, compared to $2.97 million, or 4.20% for the same period in 1995. The decrease is attributable to the reduction in average interest earning assets to $266 million from $286 million for the three months ended March 31, 1996 and 1995, respectively, and the lower yields earned within the restructured investment security portfolio, which coincide with the overall reduction of interest rate risk in that portfolio.

         The following table sets forth, on a tax-equivalent basis, certain information relating to FBA's average balance sheet, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three month periods ended March 31:

                                                           1996                       1995
                                                           ----                       ----
                                                        Interest                    Interest
                                            Average     income/   Yield/   Average   income/    Yield/
                                            balance     expense   rate     balance   expense    rate
                                            -------     -------   ----     -------   -------    ----
                                                              (dollars expressed in thousands)
                  Assets
Interest-earning assets:
   Loans                                    $188,473    3,979    8.47%     $201,941   4,225     8.49%
   Investment securities                      39,038      525    5.38        73,556   1,225     6.66
   Federal funds sold and other               38,061      504    5.30        21,532     266     4.99
                                             --------   ------              -------  ------
         Total interest-earning assets       265,572    5,008    7.56       297,029   5,716     7.80
                                                        -----                         -----
Nonearning assets                             29,969                         31,912
                                            --------                        -------
         Total assets                       $295,541                       $328,941
                                            ========                       ========

         Liabilities and Stockholders' Equity
         ------------------------------------
 Interest-bearing liabilities:
   Interest-bearing demand deposits         $ 20,836        98   1.88%     $ 26,432     102     1.57%
   Savings deposits                           53,881       436   3.24        55,419     520     3.81
   Time deposits of $100 or more              24,008       343   5.71        21,733     329     6.14
   Other time deposits                       102,813     1,433   5.58        95,469   1,078     4.58
                                             -------     -----               ------   -----

         Total interest-bearing deposits    $201,538     2,310   4.58       199,053   2,029     4.16
   Federal funds purchased,
     repurchase agreements and
     Federal Home Loan Bank advances           6,092       132   8.67         35,892    683     7.72
   Notes payable and other                     1,477        32   8.67          2,001     32     6.49
                                               -----     -----                 -----  -----
         Total interest-bearing liabilities  209,107     2,474               236,946  2,744     4.72
                                                         -----                        -----
Noninterest-bearing liabilities:
   Demand deposits                            46,639                          47,560
   Other liabilities                           4,356                           4,948
                                            --------                        --------
         Total liabilities                   260,102                         289,454
         Stockholders' equity                 35,439                          39,487
                                            ---------                      ---------
         Total liabilities and
             stockholders' equity           $295,541                        $328,941
                                             =======
         Net interest income                            2,534                        2,971
                                                        =====                        =====
         Net interest margin                                     3.83%                          4.06%
                                                                 ====                           ====

Provision for Possible Loan Losses

         The provision for possible loan losses was $100,000 for the three month period ended March 31, 1996, in comparison to $450,000 for the same period in 1995. Net loan charge-offs were $541,000 and $417,000 for the three month periods ended March 31, 1996 and 1995, respectively. The decrease in the provision for possible loan losses is attributable to the decrease in total loans to $182.2 million from $195.5 million at March 31, 1996 and December 31, 1995, respectively, and management's evaluation of the credit quality of the loans in the portfolio and its assessment of the adequacy of the allowance for possible loan losses. During the nine months ended December 31, 1995, FBA provided an aggregate of $5.38 million for possible loan losses in recognition of increasing charge-offs and delinquencies within its portfolio of indirect automobile loans. Considering the current quality of the loan portfolio and the amount of the allowance for possible loan losses, management determined that it was not necessary to continue providing for possible loan losses at a rate comparable to that of the prior year.

Noninterest Income

         Noninterest income was $438,000 and $1.28 million for the three months ended March 31, 1996 and 1995, respectively. The decrease is associated with the non-recurring income of $802,000 received by FBA from the termination of a self-insurance trust during the three months ended March 31, 1995.

         Loan servicing fees decreased to $21,000 for the three months ended March 31, 1996, in comparison to $65,000 for the same period in 1995 reflecting the continued reduction in the amount of loans serviced for others.

         Noninterest income also includes a gain of $75,000 recognized upon the sale of an investment security for the three months ended March 31, 1996.

Noninterest Expense

         Noninterest expense decreased by $1.12 million to $2.09 million from $3.21 million for the three months ended March 31, 1996 and 1995, respectively. The decrease is primarily attributable to salaries and employee benefits and data processing fees which decreased by $478,000 and $333,000, respectively, for the three months ended March 31, 1996 in comparison to the same period of 1995. These decreases are consistent with cost savings anticipated by the data processing conversion and centralization of various bank operating functions to First Banks' systems during the first quarter of 1995.

         Contributing further to the decrease in noninterest expense was a reduction in Federal Deposit Insurance Corporation premiums to $18,000 from $153,000 for the three months ended March 31, 1996 and 1995, respectively. This decease is consistent with the premium rate reductions instituted by the FDIC effective June 1, 1995 and January 1, 1996.

                          Lending and Credit Management

         Interest earned on the loan portfolio is the primary source of income of FBA. Total loans, net of unearned discount, represented 61.48% and 64.93% of total assets as of March 31, 1996 and December 31, 1995, respectively. Total loans, net of unearned discount, were $180.7 million and $192.6 million at March 31, 1996 and December 31, 1995, respectively. The decrease is primarily due to the consumer automobile loan portfolio reflecting the more stringent lending practices implemented during 1995. As the consumer automobile loan portfolio continues to decline, FBA is evaluating its lending programs, including purchasing loans from affiliated banks, with the objective to increase loans as a percentage of total assets and to further diversify the credit risk profile of FBA.

     The  following is a summary of  nonperforming  assets and past due loans at the dates indicated:
                                                               March 31,    December 31,
                                                                  1996          1995
                                                                  ----          ----
                                                            (dollars expressed in thousands)
   Nonperforming assets:
       Nonperforming loans                                     $   568            549
       Other real estate                                           927          1,013
                                                               -------       --------
           Total nonperforming assets                          $ 1,495          1,562
                                                               ========      ========
   Loans past due:
     Over 30 days to 90 days                                   $ 6,225          6,649
      Over 90 days and still accruing                              441            517
                                                               -------         ------
           Total past due loans                                $ 6,666          7,166
                                                               =======          =====

   Loans, net of unearned discount                            $180,696        192,573
                                                               ========       =======

   Allowance for possible loan losses to loans                    2.65%          2.71%
   Nonperforming loans to loans                                   0.32           0.29
   Allowance for possible loan losses to
         nonperforming loans                                    842.79         952.28
   Nonperforming assets to loans and foreclosed assets            0.83           0.81
                                                                ======         ======

         As of March 31, 1996 and December 31, 1995, approximately $ million and $5.2 million, respectively, of loans not included in the table above were identified by management as having potential credit problems which raised doubts as to the ability of the borrowers to comply with the present loan repayment terms.

         Impaired loans, consisting of certain nonaccrual loans and consumer and installment loans which were 60 days or more past due, were $ million and $1.6 million at March 31, 1996 and December 31, 1995, respectively.

         The allowance for possible loan losses is based on past loan loss experience, on management's evaluation of the quality of the loans in the portfolio and on the anticipated effect of national and local economic conditions relative to the ability of loan customers to repay. Each month, the allowance for possible loan losses is reviewed relative to FBA's internal watch list and other data utilized to determine its adequacy. The provision for possible loan losses is management's estimate of the amount necessary to maintain the allowance at a level consistent with this evaluation. As adjustments to the allowance for possible loan losses are considered necessary, they are reflected in the results of operations.

         The following is a summary of the loan loss experience for the three month periods ended March 31:
                                                             1996         1995
                                                             ----         ----
                                                          (dollars expressed in
                                                                  thousands)

Allowance for possible loan losses, beginning of period   $  5,228       2,756
   Loans charged-off                                          (751)       (525)
   Recoveries of loans previously charged-off                  210         108
                                                           -------     -------
Net loan (charge-offs) recoveries                             (541)       (417)
                                                           -------     -------
   Provision for possible loan losses                          100         450
                                                           -------     -------
Allowance for possible loan losses, end of period         $  4,787       2,789
                                                           =======      ======

                                    Liquidity

         The liquidity of FBA and the Bank is the ability to maintain a cash flow which is adequate to fund operations, service its debt obligations and meet other commitments on a timely basis. The primary sources of funds for liquidity are derived from customer deposits, loan payments, maturities, sales of investments and operations. In addition, FBA and the Bank may avail themselves of more volatile sources of funds through issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank. The aggregate funds acquired from those sources were $30.7 million at March 31, 1996 and $29.9 million at December 31, 1995.

         At March 31, 1996, FBA's more volatile sources of funds mature as follows:

                                               (dollars expressed in thousands)
         Three months or less                            $  9,290
         Over three months through six months               7,465
         Over six months through twelve months              5,110
         Over twelve months                                 8,791
                                                          -------
                     Total                               $ 30,656
                                                           ======

         Management believes the available liquidity and earnings of the Bank will be sufficient to provide funds for growth and to meet FBA's operating and debt service requirements both on a short-term and long-term basis.

                                     Capital

         Risk-based capital guidelines for financial institutions are designed to relate regulatory capital requirements to the risk profiles of the specific institutions and to provide more uniform requirements among the various regulators. FBA and the Bank are required to maintain a minimum risk-based capital to risk-weighted assets ratio of 8.00%, with at least 4.00% being "Tier 1" capital. Tier 1 capital is composed of total stockholders' equity excluding the net fair value adjustment for securities available for sale and excess net deferred tax assets, as defined by regulation. In addition, a minimum leverage ratio (Tier 1 capital to total assets) of 3.00% plus an additional cushion of 100 to 200 basis points is expected.

     At March 31, 1996 and December 31, 1995, FBA's and the Bank's capital ratios were as follows:
                      Risk-based capital ratios
                      -------------------------
                       Total             Tier 1               Leverage Ratio
                       -----             ------               --------------
                  1996    1995        1996     1995          1996        1995
                 -----    ----        ----     -----         ----        ----

         FBA     13.42%   11.69%     12.15%    10.43%         8.74%      8.38%
         Bank     9.57     8.01       8.31      6.74          6.04       5.38

                           PART II - OTHER INFORMATION

Item 6 -          Exhibit

The exhibit is numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.


Exhibit
Number   Description

  27              Article 9 - Financial Data Schedule
                              (EDGAR only)

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         FIRST BANKS AMERICA, INC.
                                           Registrant



Date:   May 10, 1996            By:      /s/James F. Dierberg
                                         --------------------
                                             James F. Dierberg
                                             Chairman, President
                                             and Chief Executive
                                             Officer



Date:  May 10, 1996             By:      /s/Allen H. Blake
                                         -----------------
                                             Allen H. Blake
                                             Vice President,
                                             Chief Financial Officer
                                             and Secretary
                                             (Principal Financial Officer)