Form 10-Q
period 1996-06-30
FIRST BANKS AMERICA INC
filed 1996-08-14
CIK 310979

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION  13  OR 15(d)  OF THE
SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

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

                                Yes  X       No
                                   -----        -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding  at
            Class                                       July 31, 1996
            -----                                       -------------

Common Stock, $.15 par value                              1,241,842
Class B Common Stock, $.15 par value                      2,500,000

                            First Banks America, Inc.

                                      INDEX

                                                                         Page

PART I            FINANCIAL INFORMATION


    Item 1.    Financial Statements:
               Consolidated Balance Sheets as of June 30, 1996
                 and December 31, 1995                                    -2-
               Consolidated Statements of Income for the three
                  and six month periods ended June 30, 1996 and 1995      -4-
               Consolidated Statements of Cash Flows for the six month
                 periods ended June 30, 1996 and 1995                     -5-
               Notes to Consolidated Financial Statements                 -6-

    Item 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      -8-


PART II         OTHER INFORMATION


    Item 6.    Exhibit and Reports on Form 8-K                           -13-


SIGNATURES                                                               -14-

                         PART I - FINANCIAL INFORMATION
                           Item 1 Financial Statements

                            First Banks America, Inc.
                     Consolidated Balance Sheets (unaudited)
             (dollars expressed in thousands, except per share data)




                                                                     June 30,   December 31,
                                                                       1996         1995
                                                                       ----         ----
                                    ASSETS
                                    ------
Cash and cash equivalents:
    Cash and due from banks ....................................   $   7,868       25,072
    Interest-bearing deposits with other financial institutions-
       with maturities of three months or less .................         146       11,050
    Federal funds sold .........................................         125        4,800
                                                                   ---------    ---------
          Total cash and cash equivalents ......................       8,139       40,922
                                                                   ---------    ---------

Investment securities - available for sale, at fair value ......      98,738       39,337

Loans:
   Real estate construction and development ....................      10,282       15,055
   Commercial ..................................................      26,524       26,048
   Real estate mortgage:
       Residential .............................................       3,783        4,529
       Commercial ..............................................      12,053        8,144
   Consumer and installment ....................................     109,587      140,757
                                                                   ---------    ---------
          Total loans ..........................................     162,229      194,533
  Unearned discount ............................................      (1,322)      (1,960)
  Allowance for possible loan losses ...........................      (4,116)      (5,228)
                                                                   ---------    ---------
          Net loans ............................................     156,791      187,345
                                                                   ---------    ---------

Bank premises and equipment, net of
    accumulated depreciation ...................................       6,305        6,540
Receivable from sale of investment securities ..................        --          4,915
Accrued interest receivable ....................................       1,468          665
Other real estate owned ........................................         949        1,013
Deferred income taxes ..........................................      13,972       14,605
Other assets ...................................................       1,192        1,241
                                                                   ---------    ---------
          Total assets .........................................   $ 287,554      296,583
                                                                   =========    =========

                                       FIRST BANKS AMERICA, INC.
                                Consolidated Balance Sheets (unaudited)
                        (dollars expressed in thousands, except per share data)
                                              (continued)


                                                                             June 30,  December 31,
                                                                               1996        1995
                                                                               ----        ----
                                         LIABILITIES
                                         -----------
Deposits:
     Demand:
       Non-interest bearing ............................................   $  46,598       49,822
       Interest bearing ................................................      20,229       21,151
     Savings ...........................................................      54,012       53,046
     Time:
       Time deposits of $100 or more ...................................      27,035       23,509
       Other time deposits .............................................      97,588      101,735
                                                                           ---------    ---------
          Total deposits ...............................................     245,462      249,263
                                                                           ---------    ---------

Federal Home Loan Bank advances ........................................       2,225        5,663
Securities sold under agreements to repurchase .........................         629          711
Deferred income taxes ..................................................       1,276        1,362
Accrued and other liabilities ..........................................       2,522        4,326
                                                                           ---------    ---------
          Total liabilities ............................................     252,114      261,325
                                                                           ---------    ---------

                             STOCKHOLDERS' EQUITY
                             --------------------

Common Stock:
     Common stock, $.15 par value;  10,866,667 shares authorized;
       1,408,567 and 1,276,342 shares issued and outstanding,
       respectively,  at June 30, 1996 and 1,401,901 and 1,322,298
       shares issued and outstanding, respectively, at December 31, 1995         211          210
     Class B common stock, $.15 par value; 4,000,000 shares
       authorized; 2,500,000 shares issued and outstanding .............         375          375
Capital surplus ........................................................      39,294       39,271
Retained deficit since elimination of accumulated deficit
     of $259,117 effective December 31, 1994 ...........................      (2,920)      (3,820)
Treasury stock .........................................................      (1,355)        (828)
Net fair value adjustment for securities available for sale ............        (165)          50
                                                                           ---------    ---------
          Total stockholders' equity ...................................      35,440       35,258
                                                                           ---------    ---------
          Total liabilities and stockholders' equity ...................   $ 287,554      296,583
                                                                           =========    =========







          See accompanying notes to consolidated financial statements

                            FIRST BANKS AMERICA, INC.
                  Consolidated Statements of Income (unaudited)
             (dollars expressed in thousands, except per share data)

                                                               Three months ended Six months ended
                                                                     June 30           June 30,
                                                               ------------------ ----------------
                                                                 1996     1995      1996     1995
                                                                 ----     ----      ----     ----
Interest income:
    Interest and fees on loans ............................   $3,650    4,474      7,629    8,732
    Investment securities .................................      718    1,433      1,243    2,658
    Federal funds sold and other ..........................      614       57      1,118      323
                                                              ------   ------     ------   ------
          Total interest income ...........................    4,982    5,964      9,990   11,713
                                                              ------   ------     ------   ------
Interest expense:
    Deposits:
       Interest-bearing demand ............................      100      173        198      236
       Savings ............................................      426      486        862    1,108
       Time deposits of $100 or more ......................      363      296        706      569
       Other time deposits ................................    1,390    1,328      2,823    2,398
    Federal Home Loan Bank advances, securities sold under
       agreements to repurchase and federal funds purchased      161      643        293    1,318
    Notes payable and other ...............................       12        5         44       79
                                                              ------   ------     ------   ------
          Total interest expense ..........................    2,452    2,931      4,926    5,708
                                                              ------   ------     ------   ------
          Net interest income .............................    2,530    3,033      5,064    6,005
Provision for possible loan losses ........................      250      650        350    1,100
                                                              ------   ------     ------   ------
          Net interest income after provision for
             possible loan losses .........................    2,280    2,383      4,714    4,905
                                                              ------   ------     ------   ------
Noninterest income:
       Service charges on deposit accounts
             and customer service fees ....................      392      361        737      703
       Loan servicing fees, net ...........................       12       43         33      108
       Gain (loss) on sales of investment securities, net .     --       --           75     --
       Other income .......................................       32       85         29      961
                                                              ------   ------     ------   ------
          Total noninterest income ........................      436      489        874    1,772
                                                              ------   ------     ------   ------
Noninterest expenses:
       Salaries and employee benefits .....................      661    1,044      1,386    2,247
       Occupancy, net of rental income ....................      205      284        401      560
       Furniture and equipment ............................      137      183        304      346
       Federal Deposit Insurance Corporation premiums .....       19      153         37      306
       Postage, printing and supplies .....................       68      118        142      214
       Data processing fees ...............................       77       81        157      494
       Legal, examination and professional fees ...........      277      294        561      553
       Communications .....................................       93      182        203      294
       Losses and expenses on foreclosed real estate,
          net of gains ....................................       11        6         17      128
       Other expenses .....................................      446      461        879      869
                                                              ------   ------     ------   ------
          Total noninterest expenses ......................    1,994    2,806      4,087    6,011
                                                              ------   ------     ------   ------
          Income before provision for income taxes ........      722       66      1,501      666
Provision for income taxes ................................      284       18        602      226
                                                              ------   ------     ------   ------
          Net income (loss) ...............................   $  438       48        899      440
                                                              ======   ======     ======   ======
Earnings (loss) per common share ..........................   $ 0.11     0.01       0.23     0.01
                                                              ======   ======     ======   ======
Weighted average shares of common stock
      and common stock equivalents
      outstanding (in thousands) ..........................    3,973    4,093      3,990    4,093
                                                              ======   ======     ======   ======

           See accompanying notes to consolidated financial statements

                            FIRST BANKS AMERICA, INC.
                Consolidated Statements of Cash Flows (unaudited)
                        (dollars expressed in thousands)


                                                                           Six months ended
                                                                               June 30,
                                                                          -----------------
                                                                           1996        1995
                                                                           ----        ----
Cash flows from operating activities:
   Net income (loss) .............................................      $  899          440
   Adjustments to reconcile net income (loss) to net cash:
      Depreciation and amortization of bank premises and equipment         285          276
      Amortization, net of accretion .............................        (418)        (576)
      Provision for possible loan losses .........................         350        1,100
      (Increase) decrease in accrued interest receivable .........        (803)         147
      Interest accrued on liabilities ............................       4,926        5,708
      Payments of interest on liabilities ........................      (5,053)      (5,697)
      Provision for income taxes .................................         318          226
      (Gain) loss on sales of securities, net ....................         (75)        --
      Other ......................................................        (522)        (342)
                                                                     ---------    ---------
          Net cash provided by (used in) operating activities ....         (93)       1,282
                                                                     ---------    ---------
Cash flows from investing activities:
    Sales of investment securities ...............................      10,513         --
    Maturities of investment securities ..........................      88,024       41,227
    Purchases of investment securities ...........................    (152,615)     (58,922)
    Net decrease (increase)  in loans ............................      29,563      (14,005)
    Recoveries of loans previously charged off ...................         587          286
    Purchases of bank premises and equipment .....................        (112)        (256)
    Other investing activities ...................................         579       (4,376)
                                                                     ---------    ---------
          Net cash provided by (used in) investing activities ....     (23,461)     (36,046)
                                                                     ---------    ---------
Cash flows from financing activities:
    Increase (decrease) in deposits ..............................      (3,801)       1,544
    Decrease in borrowed funds ...................................      (4,926)      (2,376)
    Purchase of treasury stock ...................................        (526)        --
    Other financing activities ...................................          24           48
                                                                     ---------    ---------
          Net cash provided by (used in) financing activities ....      (9,229)        (784)
                                                                     ---------    ---------
          Net increase (decrease) in cash and cash equivalents ...     (32,783)     (35,548)
Cash and cash equivalents, beginning of period ...................      40,922       47,071
                                                                     ---------    ---------
Cash and cash equivalents, end of period .........................   $   8,139       11,523
                                                                     =========    =========
Noncash investing and financing activities:
    Loans transferred to other real estate .......................   $      54         --
    Transfer of loans held for sale (to) from loans ..............        --         (7,253)
                                                                     =========    =========


           See accompanying notes to consolidated financial statements

                            FIRST BANKS AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   (1)   Basis of Presentation

         The accompanying consolidated financial statements of First Banks America, Inc. (FBA) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 1995 annual report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

   (2)   Transactions with Related Party

         In December 1994, the Board of Directors of BankTEXAS N.A. (Bank), a wholly owned subsidiary of FBA, approved a data processing agreement and a management fee agreement with First Banks, Inc. (First Banks). Under the data processing agreement, a subsidiary of First Banks began providing data processing and various related services to the Bank in February 1995. The fees for such services are significantly less than the Bank was paying to its non-affiliated vendors. The management fee agreement provides that the Bank will compensate First Banks on an hourly basis for its use of personnel for various functions including internal auditing, loan review, income tax preparation and assistance, accounting, asset/liability and investment services, loan servicing and other management and administrative services. Hourly rates for such services compare favorably with those for similar services from unrelated sources, as well as the internal costs of the Bank personnel which were used previously, and it is estimated the aggregate cost for the services will be significantly more economical than those previously incurred by the Bank separately. Fees paid under this agreement were $252,000 and $475,000 for the three and six month periods ended June 30, 1996 compared to $201,000 and $417,000 for the three and six month periods ended June 30, 1995, respectively.

         The Bank also participates in loans with other affiliated banks of First Banks. At June 30, 1996, $1.2 million of purchased loan participations and $5.4 million of sold loan participations were outstanding. Loans are purchased and sold at the prevailing interest rates and terms at the time of the transactions, and in accordance with the credit standards and policies of the purchasing entity.

   (3)   Business Combinations

         On June 24, 1996, FBA and Sunrise Bancorp, a California corporation ("Sunrise"), entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Sunrise will merge with a wholly owned subsidiary of FBA. Sunrise Bank of California, a state chartered bank which is a wholly owned subsidiary of Sunrise, will become a wholly owned indirect subsidiary of FBA. The Merger Agreement provides for the shareholders of Sunrise to receive $4.00 per share in cash for their stock, an aggregate of approximately $18.1 million (which includes the purchase price of outstanding stock options of Sunrise). The transaction is subject to regulatory approvals and the approval of the shareholders of Sunrise and is expected to be completed during the fourth quarter of 1996.

         The merger, which will be accounted for under the purchase method of accounting, was announced in a press release issued by FBA and Sunrise on June 24, 1996 (the "Joint Press Release").

         FBA intends to borrow a portion of the funds needed in order to consummate the merger from First Banks, Inc., a Missouri corporation, which is the owner of approximately 66% of the voting stock of FBA. Pursuant to the terms of the Merger Agreement, First Banks, Inc. has executed a guarantee of FBA's ability to fund the acquisition. The Merger Agreement also contains provisions intended to assure that both FBA and Sunrise complete the transaction. Additionally, FBA obtained irrevocable proxies of the directors of Sunrise assuring that their shares would be voted for approval of the merger.

         The Merger Agreement and the Joint Press Release appear as exhibits to the Report on Form 8-K as filed by FBA with the Securities and Exchange Commission on July 8, 1996.

         Sunrise is headquartered in Roseville, California and operates from two full-service banking offices in Roseville and Citrus Heights, California and one loan production office in San Francisco, California. At June 30, 1996, Sunrise had total assets of $113.5 million, consisting primarily of cash and cash equivalents and investment securities of $46.9 million and $62.5 million, respectively.

            Item 2: Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                                     General

         FBA is a registered bank holding company, incorporated in Delaware and headquartered in Houston, Texas. At June 30, 1996, FBA had approximately $287.6 million in total assets; $160.9 million in total loans, net of unearned discount; $245.5 million in total deposits; and $35.4 million in total stockholders' equity. FBA operates through its subsidiary bank, BankTEXAS N.A.
(Bank).

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

                               Financial Condition

         FBA's total assets were $287.6 million and $296.6 million at June 30, 1996 and December 31, 1995, respectively. The primary changes from December 31, 1995 were an increase in investment securities of $59.4 million which was funded principally by a decrease in cash and cash equivalents of $32.8 million and a reduction of the loan portfolio of $31.7 million. The increase in the investment security portfolio, consisting of shorter term securities designated as available for sale, is consistent with the securities restructuring plan implemented in September 1994.

                              Results of Operations
Net Income

         Net income was $438,000 for the three months ended June 30, 1996, compared to $48,000 for the same period in 1995. Net income for the six months ended June 30, 1996 was $899,000 compared to $440,000 for the same period in 1995. The improved net income, as more fully described below, is attributable to the reductions in the provision for possible loan losses and noninterest expenses for the three and six month periods ended June 30, 1996, in comparison to the same periods in 1995, partially offset by reductions in net interest income and noninterest income.

Net Interest Income

         Net interest income was $2.53 million, or 3.83% of average interest earning assets for the three months ended June 30, 1996, compared to $3.03 million, or 4.10% of average interest earning assets, for the same period in 1995. Net interest income for the six months ended June 30, 1996 was $5.06 million, or 3.83% of average interest earning assets, compared to $6.0 million, or 4.05% of average interest earning assets, for the same period in 1995. The decrease is attributable to the reduction in average interest earning assets to $264.7 million and $265.1 million for the three and six month periods ended June 30, 1996, respectively, from $297.2 million and $297.1 million for the three and six month periods ended June 30, 1995, respectively. The decrease is also attributable to the lower yields earned within the restructured investment security portfolio, which coincide with the overall reduction of interest rate risk in that portfolio.

         The following table sets forth, on a tax-equivalent basis, certain information relating to FBA's average balance sheet, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three and six month periods ended June 30:

                                             Three months ended June 30,                        Six months ended June 30,
                                             1996                   1995                      1996                      1995
                                   -----------------------  ---------------------    ------------------------  ---------------------
                                            Interest                Interest                  Interest                 Interest
                                    Average income/  Yield/  Average income/ Yield/   Average Income/  Yield/ Average Income/ Yield/
                                    balance expense   rate   balance expense  rate    balance expense  rate   balance expense rate
                                    ------- -------   ----- -------  ------  ----    -------- ------   ----   ------- ------- -----
                                                                       (dollars expressed in thousands)
     Assets
Interest-earning assets:
   Loans                           $168,873  3,650   8.67%  $211,462 4,474   8.48%  $ 178,664  7,629   8.56% $206,021   8,732 8.50%
   Investment securities             49,796    718   5.76     81,351 1,433   7.05      44,328  1,243   5.61    76,897   2,658 6.91
   Federal funds sold and other      46,008    614   5.36      4,362    57   5.24      42,143  1,118   5.32    14,173     323 4.57
                                   --------  -----           ------- ------           -------  -----         --------  ------
Total interest-earning assets       264,677  4,982   7.55    297,175 5,964   8.05     265,135  9,990   7.56   297,091  11,713 7.91
                                             -----                   -----                     -----                   ------
Nonearning assets                    29,375                   30,008                   29,659                  25,749
                                  ---------                  -------                  -------                ---------
         Total assets             $ 294,052                 $327,183                 $294,794               $ 322,840
                                   ========                  =======                  =======                ========

     Liabilities and Stockholders' Equity
 Interest-bearing liabilities:
   Interest-bearing demand deposits $21,340    100   1.87%  $ 23,742   173   2.91%  $ 21,089    198   1.89% $24,699     236  1.91%
   Savings deposits                  53,993    426   3.16     57,054   486   3.41     53,932    862   3.21   56,119   1,108  3.96
   Time deposits of $100 or more     26,044    363   5.62     21,562   296   5.49     25,025    706   5.66   21,660     569  5.27
   Other time deposits              100,964  1,390   5.53     99,128 1,328   5.36    101,892  2,823   5.56   97,037   2,398  4.95
                                    -------  -----            ------ -----           -------  -----         -------  ------
Total interest-bearing deposits     202,341  2,279   4.52    201,486 2,283   4.54    201,938  4,589   4.56  199,515   4,311  4.33

   Notes payable and other            5,837    173  11.86     37,856   648   6.85      6,709    337  10.05   37,877   1,397  7.38
                                  ---------  -----           ------- -----           -------  -----         -------   -----
         Total interest-bearing
                 liabilities        208,178  2,452   4.72    239,342 2,931   4.91    208,647  4,926   4.73  237,392   5,708  4.82
                                             -----                   -----                    -----                   -----
Noninterest-bearing liabilities:
   Demand deposits                   46,569                   43,132                   46,603                 45,662
   Other liabilities                  3,959                    5,679                    4,153                    495
                                   --------                  -------                  -------                -------
         Total liabilities          258,706                  288,153                  259,403                283,549
Stockholders' equity                 35,346                   39,030                   35,391                 39,291
                                   --------                  -------                  -------                -------
         Total liabilities and
            stockholders' equity   $294,052                 $327,183                 $294,794               $322,840
                                    =======                  =======                  =======                =======

         Net interest income                 2,530                   3,033                    5,064                  6,005
                                             =====                   =====                    =====                  =====
         Net interest margin                         3.83%                  4.10%                    3.83%                   4.05%
                                                     ====                   ====                     =====                   =====


Provision for Possible Loan Losses

         The provision for possible loan losses was $250,000 and $350,000 for the three and six month periods ended June 30, 1996, respectively, in comparison to $650,000 and $1.1 million for the same periods in 1995, respectively. Net loan charge-offs were $921,000 and $1.5 million for the three and six month periods ended June 30, 1996, respectively, compared to $1.2 million and $1.6 million for the same periods in 1995. The reduced provisions in 1996 are the result of several factors, including the gradual reduction in the level of loan charge-offs, the overall reduction in the size of the loan portfolio and the more stringent lending standards implemented in 1995. The provisions made for the year ended December 31, 1995, which totaled $5.83 million, were higher than normal in recognition of increasing charge-offs and delinquencies which were then being experienced within the portfolio of indirect automobile loans. In addition, the current provision for possible loan losses reflects management's evaluation of the credit quality of the loans in the portfolio and its assessment of the adequacy of the allowance for possible loan losses.

Noninterest Income

         Noninterest income was $436,000 and $874,000 for the three and six months ended June 30, 1996, respectively, in comparison to $489,000 and $1.8 million for the same periods in 1995. The decrease is associated with non-recurring income of $802,000 received by FBA from the termination of a self-insurance trust during the six months ended June 30, 1995.

         Loan servicing fees, net decreased to $12,000 and $33,000 for the three and six month periods ended June 30, 1996, respectively, in comparison to $43,000 and $180,000 for the same periods in 1995, respectively, reflecting the continued reduction in the amount of loans serviced for others.

         Noninterest income also includes a gain of $75,000 recognized upon the sale of an investment security for the six month period ended June 30, 1996.

Noninterest Expenses

         Noninterest expenses were $2.0 million and $4.1 million for the three and six month periods ended June 30, 1996, respectively, compared to $2.8 million and $6.0 million for the same periods in 1995. The decrease is attributable to salaries and employee benefits which decreased by $383,000 and $861,000 for the three and six month periods ended June 30, 1996, respectively, compared to the same periods in 1995. Data processing fees also decreased by $337,000 for the six months ended June 30, 1996, as compared to the same period in 1995. These decreases are consistent with cost savings anticipated by the data processing conversion and centralization of various bank operating functions to First Banks' systems which commenced during the first quarter of 1995.

         Contributing further to the decrease in noninterest expense was a reduction in Federal Deposit Insurance Corporation premiums by $134,000 and $269,000 to $19,000 from $37,000 for the three and six months ended June 30, 1996, respectively, compared to the same periods in 1995. These decreases resulted from premium rate reductions instituted by the FDIC effective June 1, 1995 and January 1, 1996.

                          Lending and Credit Management

         Interest earned on the loan portfolio is the primary source of income of FBA. Total loans, net of unearned discount, represented 55.96% and 64.93% of total assets as of June 30, 1996 and December 31, 1995, respectively. Total loans, net of unearned discount, were $160.9 million and $192.6 million at June 30, 1996 and December 31, 1995, respectively. The decrease is primarily due to the consumer automobile loan portfolio reflecting the more stringent lending practices implemented during 1995. As the size of the consumer automobile loan portfolio continues to decline, FBA is evaluating its lending programs, including purchasing loans from affiliated banks, with the objective to increase loans as a percentage of total assets and to further diversify the credit risk profile of FBA.

     The following is a summary of nonperforming assets and past due loans at the dates indicated:

                                                                  June 30,     December 31,
                                                                     1996          1995
                                                                     ----          ----
                                                              (dollars expressed in thousands)
   Nonperforming assets:
       Nonperforming loans                                       $    453          549
       Other real estate                                              949        1,013
                                                                 --------        -----
           Total nonperforming assets                            $  1,402        1,562
                                                                 ========        =====
   Loans past due:
     Over 30 days to 90 days                                     $  7,262        6,649
      Over 90 days and still accruing                                 549          517
                                                                ---------       ------
           Total past due loans                                  $  7,811        7,166
                                                                 ========        =====

   Loans, net of unearned discount                               $160,907      192,573
                                                                  =======      =======

   Allowance for possible loan losses to loans                       2.56%        2.71%
   Nonperforming loans to loans                                      0.28         0.29
   Allowance for possible loan losses to
         nonperforming loans                                       908.61       952.28
   Nonperforming assets to loans and foreclosed assets               0.87         0.81
                                                                     ====         ====

         As of June 30, 1996 and December 31, 1995, approximately $3.0 million and $5.2 million, respectively, of loans not included in the table above were identified by management as having potential credit problems which raised doubts as to the ability of the borrowers to comply with the present loan repayment terms.

         Impaired loans, consisting of certain nonaccrual loans and consumer and installment loans which were 60 days or more past due, were $2.0 million at June 30, 1996 and $1.6 million at December 31, 1995.

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

     The following is a summary of the loan loss experience for the three and six month periods ended June 30:

                                                       Three  months ended         Six months ended
                                                        1996         1995          1996        1995
                                                        ----         ----          ----        ----
                                                              (dollars expressed in thousands)

Allowance for possible loan losses,
     beginning of period                             $ 4,787        2,789         5,228       2,756
   Loans charged-off                                  (1,298)      (1,347)       (2,049)     (1,872)
   Recoveries of loans previously charged-off            377          178           587         286
                                                      ------       ------       -------      ------
     Net loan (charge-offs) recoveries                  (921)      (1,169)       (1.462)     (1,586)
                                                      ------       -----        -------      ------
   Provision for possible loan losses                    250          650           350       1,100
                                                      ------       ------       -------      ------
Allowance for possible loan losses, end of period    $ 4.116        2,270         4,116       2,270
                                                      ======       ======        ======      ======


                                    Liquidity

         The liquidity of FBA and the Bank is the ability to maintain a cash flow which is adequate to fund operations, service its debt obligations and meet other commitments on a timely basis. The primary sources of funds for liquidity are derived from customer deposits, loan payments, maturities, sales of investments and operations. In addition, FBA and the Bank may avail themselves of more volatile sources of funds through issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank. The aggregate funds acquired from those sources were $29.9 million at June 30, 1996 and December 31, 1995.

         At June 30, 1996, FBA's more volatile sources of funds mature as follows:

                                                           1996
                                                           ----
                                              (dollars expressed in thousands)
   Three months or less                                 $ 12,442
   Over three months through six months                    4,606
   Over six months through twelve months                   4,615
   Over twelve months                                      8,226
                                                         -------
                     Total                              $ 29,889
                                                         =======

         Management believes the available liquidity and earnings of the Bank will be sufficient to provide funds for FBA's operating and debt service requirements both on a short-term and long-term basis.

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


     At June 30, 1996 and December 31, 1995, FBA's and the Bank's capital ratios were as follows:
                        Risk-based capital ratios
                        -------------------------
                         Total             Tier 1            Leverage Ratio
                         -----             ------            --------------
                     1996     1995      1996     1995        1996       1995
                    -----     ----      ----    -----        ----       ----

     FBA          14.18%     11.69%    12.92%    10.43%      8.61%      8.38%
     Bank         10.54       8.01      9.28      6.74       6.53       5.38

                           PART II - OTHER INFORMATION

Item 6 -          Exhibit and Reports on Form 8-K

  (a)    These  exhibits are numbered in  accordance  with the Exhibit  Table of
         Item 601 of Regulation S-K.


                  Exhibit
                  Number   Description

                    27     Article 9 - Financial Data Schedule
                           (EDGAR only)

  (b) A current report on Form 8-K was filed by FBA on July 8, 1996. Items 5 and 7 of the Report described the execution by FBA on June 24, 1996 of a definitive agreement for the acquisition of Sunrise Bancorp by FBA. No financial statements were filed with the Report.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         FIRST BANKS AMERICA, INC.
                                           Registrant



Date:   August 8, 1996          By:      /s/James F. Dierberg
                                         --------------------
                                            James F. Dierberg
                                            Chairman, President
                                            and Chief Executive Officer



Date:  August 8, 1996          By:      /s/Allen H. Blake
                                       -----------------
                                           Allen H. Blake
                                           Vice President,
                                           Chief Financial Officer
                                           and Secretary
                                           (Principal Financial Officer)