Form 10-Q
period 1996-09-30
FIRST BANKS AMERICA INC
filed 1996-11-14
CIK 310979

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION  13  OR 15(d)  OF THE
SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

                   P.O. Box 630369, HOUSTON, TEXAS 77263-0369
                   ------------------------------------------
               (address of principal executive offices) (Zip Code)

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

                                Yes __X_ No ____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
                  Class                             October 31, 1996
                  -----                             ----------------

Common Stock, $.15 par value                            1,214,931
Class B Common Stock, $.15 par value                    2,500,000

                            First Banks America, Inc.

                                      INDEX

                                                                          Page

PART I            FINANCIAL INFORMATION


     Item 1.   Financial Statements:
               Consolidated Balance Sheets as of September 30, 1996
                 and December 31, 1995                                     -2-
               Consolidated Statements of Income for the three
                  and nine month periods ended September 30, 1996
                  and 1995                                                 -4-
               Consolidated Statements of Cash Flows for the nine month
                 periods ended September 30, 1996 and 1995                 -5-
               Notes to Consolidated Financial Statements                  -6-

     Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       -8-


PART II        OTHER INFORMATION


     Item 6.   Exhibit and Reports on Form 8-K                            -13-


SIGNATURES                                                                -14-

                         PART I - FINANCIAL INFORMATION
                           Item 1 Financial Statements

                           FIRST BANKS AMERICA, INC..
                     Consolidated Balance Sheets (unaudited)
             (dollars expressed in thousands, except per share data)




                                                                         September 30,      December 31,
                                                                             1996               1995
                                                                             ----               ----
                                    ASSETS
                                    ------
Cash and cash equivalents:
    Cash and due from banks......................................          $ 6,808            25,072
    Interest-bearing deposits with other financial institutions-
       with maturities of three months or less...................              722            11,050
    Federal funds sold...........................................              600             4,800
                                                                          --------           -------
          Total cash and cash equivalents........................            8,130            40,922
                                                                           -------            ------

Investment securities - available for sale, at fair value........           71,144            39,337

Loans:
   Real estate construction and development......................           35,157            15,055
   Commercial....................................................           15,399            26,048
   Real estate mortgage:
       Residential...............................................            3,912             4,529
       Commercial................................................           17,998             8,144
   Consumer and installment......................................          101,401           140,757
                                                                           -------           -------
          Total loans............................................          173,867           194,533
  Unearned discount..............................................           (1,129)           (1,960)
  Allowance for possible loan losses.............................           (3,907)           (5,228)
                                                                          --------           -------
          Net loans..............................................          168,831           187,345
                                                                           -------           -------

Bank premises and equipment, net of
    accumulated depreciation.....................................            6,192             6,540
Receivable from sale of investment securities....................                -             4,915
Accrued interest receivable......................................            1,581               665
Other real estate owned..........................................              890             1,013
Deferred income taxes............................................           13,557            14,605
Other assets.....................................................            1,375             1,241
                                                                          --------           -------
          Total assets...........................................        $ 271,700           296,583
                                                                           =======           =======


                            FIRST BANKS AMERICA, INC.
                     Consolidated Balance Sheets (unaudited)
             (dollars expressed in thousands, except per share data)
                                   (continued)


                                                                          September 30,    December 31,
                                                                              1996            1995
                                         LIABILITIES
Deposits:
     Demand:
       Non-interest bearing..........................................       $ 43,451          49,822
       Interest bearing..............................................         18,512          21,151
     Savings.........................................................         54,652          53,046
     Time:
       Time deposits of $100 or more.................................         21,149          23,509
       Other time deposits...........................................         91,654         101,735
                                                                            --------        --------
          Total deposits.............................................        229,418         249,263

Federal Home Loan Bank advances......................................          1,967           5,663
Securities sold under agreements to repurchase.......................            728             711
Deferred income taxes................................................          1,242           1,362
Accrued and other liabilities........................................          2,989           4,326
                                                                           ---------      ----------
          Total liabilities..........................................        236,344         261,325
                                                                             -------        --------

                             STOCKHOLDERS' EQUITY

Common Stock:
     Common stock, $.15 par value;  10,866,667 shares authorized;
       1,409,567 and 1,214,931 shares issued and outstanding,
       respectively,  at September 30, 1996 and 1,401,901 and 1,322,298
       shares issued and outstanding, respectively, at December 31, 1995         211             210
     Class B common stock, $.15 par value; 4,000,000 shares
       authorized; 2,500,000 shares issued and outstanding...........            375             375
Capital surplus......................................................         39,304          39,271
Retained deficit since elimination of accumulated deficit
     of $259,117 effective December 31, 1994.........................         (2,464)         (3,820)
Treasury stock.......................................................         (1,968)           (828)
Net fair value adjustment for securities available for sale..........           (102)             50
                                                                             --------        -------
          Total stockholders' equity.................................         35,356          35,258
                                                                             -------         -------
          Total liabilities and stockholders' equity.................      $ 271,700         296,583
                                                                             =======         =======









           See accompanying notes to consolidated financial statements

                            FIRST BANKS AMERICA, INC.
                  Consolidated Statements of Income (unaudited)
             (dollars expressed in thousands, except per share data)

                                                                       Three months ended       Nine months ended
                                                                          September 30,           September 30,
                                                                          -------------           -------------
                                                                          1996        1995         1996       1995
Interest income:
    Interest and fees on loans.......................................  $ 4,024       4,472       11,653     13,204
    Investment securities............................................    1,101       1,050        2,344      3,708
    Federal funds sold and other.....................................      174          69        1,292        392
                                                                       -------     -------      -------   --------
          Total interest income......................................    5,299       5,591       15,289     17,304
                                                                        ------       -----       ------     ------
Interest expense:
    Deposits:
       Interest-bearing demand.......................................       70         115          268        351
       Savings.......................................................      438         493        1,300      1,601
       Time deposits of $100 or more.................................      330         376        1,036        945
       Other time deposits...........................................    1,316       1,347        4,139      3,745
    Federal Home Loan Bank advances, securities sold under
       agreements to repurchase and federal funds purchased..........       76         562          369      1,880
    Notes payable and other..........................................        3          40           47        119
                                                                     ---------     -------      -------   --------
          Total interest expense.....................................    2,233       2,933        7,159      8,641
                                                                       -------       -----       ------      -----
          Net interest income........................................    3,066       2,658        8,130      8,663
Provision for possible loan losses...................................      250       4,425          600      5,525
                                                                       -------       -----       ------      -----
          Net interest income after provision for
             possible loan losses  ..................................    2,816      (1,767)       7,530      3,138
                                                                       -------      ------       ------      -----
Noninterest income:
       Service charges on deposit accounts
             and customer service fees...............................      371         384        1,108      1,087
       Loan servicing fees, net......................................       13          30           46        138
       Gain (loss) on sales of investment securities, net............        -         (99)          75        (99)
       Other income..................................................       45         271           74      1,232
                                                                      --------     -------      -------      -----
          Total noninterest income...................................      429         586        1,303      2,358
                                                                       -------      ------       ------      -----
Noninterest expenses:
       Salaries and employee benefits................................      654       1,000        2,040      3,247
       Occupancy, net of rental income...............................      237         429          638        989
       Furniture and equipment.......................................      152         155          456        501
       Federal Deposit Insurance Corporation premiums................       59         (17)          96        289
       Postage, printing and supplies................................       42          26          184        240
       Data processing fees..........................................       79          81          236        575
       Legal, examination and professional fees......................      339         331          900        884
       Communications................................................      102         121          305        415
       Losses and expenses on foreclosed real estate,
          net of gains...............................................       38          23           55        151
       Other expenses................................................      833         450        1,712      1,319
                                                                       -------      ------      -------      -----
          Total noninterest expenses.................................    2,535       2,599        6,622      8,610
                                                                        ------       -----      -------      -----
          Income before provision for income taxes...................      710      (3,780)       2,211     (3,114)
Provision for income taxes...........................................      253      (1,061)         855       (835)
                                                                        ------     -------       ------     ------
          Net income (loss)..........................................  $   457      (2,719)       1,356     (2,279)
                                                                        ======     =======       ======     ======
Earnings (loss) per common share..................................... $    .12       (0.66)         .34      (0.56)
                                                                       =======    ========      =======    =======
Weighted average shares of common stock
      and common stock equivalents
      outstanding (in thousands).....................................    3,927       4,107        3,969      4,106
                                                                         =====       =====        =====      =====

           See accompanying notes to consolidated financial statements

                            FIRST BANKS AMERICA, INC.
                Consolidated Statements of Cash Flows (unaudited)
                        (dollars expressed in thousands)


                                                                                       Nine months ended
                                                                                         September 30,
                                                                                         -------------
                                                                                        1996          1995
                                                                                        ----          ----
Cash flows from operating activities:
   Net income (loss).............................................................     $ 1,356       (2,279)
   Adjustments to reconcile net income (loss) to net cash:
      Depreciation and amortization of bank premises and equipment...............         407          276
      Amortization, net of accretion.............................................        (571)        (347)
      Provision for possible loan losses.........................................         600        5,525
      (Increase) decrease in accrued interest receivable.........................        (916)         (93)
      Interest accrued on liabilities............................................       7,159        8,641
      Payments of interest on liabilities........................................      (7,294)      (8,547)
      Provision for income taxes.................................................         855         (835)
      (Gain) loss on sales of securities, net....................................         (75)          99
      Other......................................................................        (137)        (116)
                                                                                      -------       ------
          Net cash provided by (used in) operating activities....................       1,384        2,324
                                                                                       ------        -----
Cash flows from investing activities:
    Sales of investment securities...............................................      10,513       13,149
    Maturities of investment securities..........................................     134,417       44,278
    Purchases of investment securities...........................................    (171,084)     (67,057)
    Net decrease (increase) in loans.............................................      17,002       (1,854)
    Recoveries of loans previously charged off...................................         857          504
    Purchases of bank premises and equipment.....................................        (145)        (328)
    Other investing activities...................................................         300       (4,676)
                                                                                     --------      -------
          Net cash provided by (used in) investing activities....................      (8,140)    (15,984)
                                                                                     --------      ------
Cash flows from financing activities:
    Increase (decrease) in deposits.............................................      (19,845)        505
    Decrease in borrowed funds...................................................      (5,085)    (22,683)
    Purchase of treasury stock...................................................      (1,140)      ( 144)
    Other financing activities...................................................          34          98
                                                                                     --------    --------
          Net cash provided by (used in) financing activities....................     (26,036)    (22,224)
                                                                                     --------     -------
          Net increase (decrease) in cash and cash equivalents...................     (32,792)    (35,884)
Cash and cash equivalents, beginning of period...................................      40,922      47,071
                                                                                     --------      -------
Cash and cash equivalents, end of period.........................................  $    8,130      11,187
                                                                                     ========     =======
Noncash investing and financing activities:
    Loans transferred to other real estate....................................... $        55           -
    Transfer of loans held for sale (to) from loans..............................           -       7,253
                                                                                     ========     =======










           See accompanying notes to consolidated financial statements

                            FIRST BANKS AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   (1)   Basis of Presentation

         The accompanying consolidated financial statements of First Banks America, Inc. (FBA) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 1995 annual report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

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

         On October 1, 1996, FBA purchased an outstanding warrant to acquire 131,336 shares of FBA Common Stock at $ .75 per share from the Federal Deposit Insurance Corporation (FDIC), resulting in a reduction of capital surplus, for an aggregate of $1.28 million. The warrant had been granted by the former BancTEXAS Group Inc. to the FDIC in connection with its recapitalization in 1987.

         Certain reclassifications of 1995 amounts have been made to conform with the 1996 presentation.

   (2)   Transactions with Related Party

         BankTEXAS N.A. (Bank), a wholly owned subsidiary of FBA, operates under a data processing agreement and a management fee agreement with First Banks, Inc. (First Banks). First Banks acquired the Class B Common Stock of FBA issued on August 31, 1994, and consequently owns 67.3% of the outstanding common stock of FBA. Fees paid under data processing and management fee agreements were $269,000 and $744,000 for the three and nine month periods ended September 30, 1996 compared to $185,000 and $602,000 for the three and nine month periods ended September 30, 1995, respectively.

         The Bank also participates in loans with other affiliated banks of First Banks. At September 30, 1996, $9.8 million of purchased loan participations and $9.5 million of sold loan participations were outstanding to affiliated entities. Loans are purchased and sold at the prevailing interest rates and terms at the time of the transactions, and in accordance with the credit standards and policies of the purchasing bank.

   (3)   Business Combinations

         On November 1, 1996, FBA completed its acquisition of Sunrise Bancorp, a California corporation ("Sunrise"), and its wholly owned subsidiary, Sunrise Bank of California, a state chartered bank, in exchange for $17.5 million in cash. Accordingly, that transaction is not reflected in the consolidated financial information as of September 30, 1996. The transaction will be accounted for under the purchase method of accounting and financial statements for future periods will include the financial position and results of operations of Sunrise for the period subsequent to the acquisition date. The excess of cost over the net assets of Sunrise was approximately $2.50 million and will be amortized over 10 years on a straight-line basis.


         FBA funded the acquisition from available cash and an advance under a $15 million Revolving Note Agreement (Note) with First Banks of $3.5 million and $14 million, respectively. The borrowings under the Note bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. Principal and accrued interest outstanding under the Note are due and payable on October 31, 2001, but may be paid by FBA at anytime prior thereto.

         Sunrise is headquartered in Roseville, California and operates from two full-service banking offices in Roseville and Citrus Heights, California and one loan production office in San Francisco, California. At September 30, 1996, Sunrise had total assets of $112.4 million, consisting primarily of cash and cash equivalents and investment securities of $48.2 million and loans of $61.1 million.

            Item 2: Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                                     General

         FBA is a registered bank holding company, incorporated in Delaware and headquartered in Houston, Texas. At September 30, 1996, FBA had approximately $271.7 million in total assets; $172.7 million in total loans, net of unearned discount; $229.4 million in total deposits; and $35.4 million in total stockholders' equity. FBA operates through its subsidiary bank, BankTEXAS N.A.
(Bank).

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

                               Financial Condition

         FBA's total assets were $271.7 million and $296.6 million at September 30, 1996 and December 31, 1995, respectively. The primary changes from December 31, 1995 were an increase in investment securities of $31.8 million which was funded principally by a decrease in cash and cash equivalents of $32.8 million and a reduction of the loan portfolio of $19.8 million. The increase in the investment security portfolio, consisting of shorter term securities designated as available for sale, is consistent with the securities restructuring plan implemented in September 1994.

                              Results of Operations
Net Income

         Net income was $457,000 for the three months ended September 30, 1996, compared to a net loss of $2.72 million for the same period in 1995. Net income for the nine months ended September 30, 1996 was $1.36 million, compared to a net loss of $2.28 million for the same period in 1995. The improved net income, as more fully described below, is attributable to the reductions in the provision for possible loan losses for the three and nine month periods ended September 30, 1996, in comparison to the same periods in 1995, partially offset by reductions in noninterest income.

Net Interest Income

         Net interest income was $3.07 million, or 4.84% of average interest earning assets for the three months ended September 30, 1996, compared to $2.66 million, or 3.63% of average interest earning assets, for the same period in 1995. Net interest income for the nine months ended September 30, 1996 was $8.13 million, or 4.16% of average interest earning assets, compared to $8.66 million, or 3.96% of average interest earning assets, for the same period in 1995.

          The improved net interest income for the three months ended September 30, 1996 is attributable to the higher yields within the loan and investment security portfolios in comparison to the same period in 1995 and the reduction of higher costs, more volatile deposits, which tended to produce only marginal net interest income. The improved yield within the loan portfolio is primarily attributable to the change in the composition of the portfolio and pricing practices within the indirect automobile lending program. The decrease in net interest income for the nine months ended September 30, 1996 as compared to the same period in 1995 is primarily attributable to the reduction in average interest earning assets to $260.5 million from $296.1 million, respectively.

         The following table sets forth, on a tax-equivalent basis, certain information relating to FBA's average balance sheet, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three and nine month periods ended September 30:



                                          Three months ended September 30,                    Nine months ended September 30,
                                             1996                    1995                      1996                     1995
                                    ----------------------  -----------------------     ---------------------  --------------------
                                            Interest                 Interest                  Interest               Interest
                                    Average income/ Yield/  Average  income/ Yield/   Average  Income/ Yield/ Average Income/ Yield/
                                    balance expense rate    balance  expense  rate    balance  expense rate   balance expense rate
                                                                       (dollars expressed in thousands)
     Assets
Interest-earning assets:
   Loans                            $166,487  4,024   9.59% $211,285 4,472  8.49%   $ 174,563   11,653  8.89% $207,600 13,204  8.50%
   Investment securities             71,920   1,101   6.13    78,241 1,050  5.36       53,620    2,344  5.83    77,300  3,708  6.40
   Federal funds sold and other      12,975     174   5.29     4,290    69  6.37       32,349    1,292  5.32    11,209    392  4.67
                                  ---------  ------         -------- -----          ---------   ------         ------- ------
     Total interest-earning assets  251,382   5,299   8.36   293,816 5,591  7.63      260,532   15,289  7.82   296,109 17,304  7.81
                                             ------                  -----                      ------                 ------
Nonearning assets                    26,345                   32,823                   28,547                   27,871
                                  ---------                  --------                --------                 --------
     Total assets                 $ 277,727                 $326,639                $ 289,079                $ 323,980
                                   ========                   =======                 =======                  =======

     Liabilities and Stockholders' Equity
     ------------------------------------
Interest-bearing liabilities:
   Interest-bearing demand
        deposits                   $ 18,160      70   1.53%  $ 22,790   115   2.04%  $ 20,105    268   1.76%$ 24,128     351  1.95%
   Savings deposits                  54,169     438   3.21     57,687   493   3.42     54,008  1,300   3.21   56,590   1,601  3.78
   Time deposits of $100 or more     24,022     330   5.44     26,107   376   5.76     24,696  1,036   5.59   22,994     945  5.49
   Other time deposits               95,184   1,316   5.48     97,638 1,347   5.54     99,645  4,139   5.53   97,215   3,745  5.15
                                   --------   -----          -------- -----          -------- ------        --------  ------
     Total interest-bearing
       deposits                     191,535   2,154   4.46    204,222 2,331   4.58    198,454  6,743   4.53  200,927   6,642  4.42

   Notes payable and other            2,861      79  10.88     34,839   602   6.90      5,417    416  10.24   36,966   1,999  7.21
                                  ---------  ------           ------- -----          --------  -----        --------   -----
     Total interest-bearing
                 liabilities        194,396   2,233   4.55    239,061 2,933   4.92    203,871  7,159         237,893   8,641  4.86
                                              -----                   -----                    -----                   -----
Noninterest-bearing liabilities:
     Demand deposits                 44,070                    42,215                   45,758                 44,628
     Other liabilities                3,920                     7,468                    4,076                  2,587
                                  ---------                  --------                ---------              ---------
     Total liabilities              242,386                   288,744                  253,705                285,108
Stockholders' equity                 35,341                    37,895                   35,374                 38,872
                                   --------                  --------                 --------               --------
     Total liabilities and
          stockholders' equity    $ 277,727                  $326,639                $ 289,079               $323,980
                                   ========                   =======                 ========                =======

         Net interest income                 3,066                    2,658                     8,130                   8,663
                                             =====                    =====                     =====                   =====
         Net interest margin                          4.84%                   3.63%                     4.16%                 3.96%
                                                      ====                    ====                      =====                 =====


Provision for Possible Loan Losses

         The provision for possible loan losses was $250,000 and $600,000 for the three and nine month periods ended September 30, 1996, respectively, in comparison to $4.43 million and $5.53 million for the same periods in 1995, respectively. Net loan charge-offs were $459,000 and $1.9 million for the three and nine month periods ended September 30, 1996, respectively, compared to $742,000 and $2.33 million for the same periods in 1995. The reduced provisions in 1996 are the result of several factors, including the gradual reduction in the level of loan charge-offs, the overall reduction in the size of the loan portfolio and the more stringent lending standards implemented in 1995. The provisions made for the year ended December 31, 1995, which totaled $5.83 million, were higher than normal in recognition of increasing charge-offs and delinquencies which were then being experienced within the portfolio of indirect automobile loans. The current provision for possible loan losses reflects management's evaluation of the credit quality of the loans in the portfolio and its assessment of the adequacy of the allowance for possible loan losses.

Noninterest Income

         Noninterest income was $429,000 and $1.30 million for the three and nine months ended September 30, 1996, respectively, in comparison to $586,000 and $2.36 million for the same periods in 1995. The decrease is associated with non-recurring income of $802,000 received by FBA from the termination of a self-insurance trust during the nine months ended September 30, 1995. In addition, other income for the three months ended September 30, 1995 included $179,000 from the termination of the Directors' Retirement Plan. FBA had previously adopted a noncontributory defined benefit pension plan covering non-employee directors of FBA and the Bank. The Directors' Retirement Plan was terminated by the Board of Directors on September 11, 1995. The income represented the nonvested portion previously expensed by FBA under the Directors' Retirement Plan.

         Loan servicing fees, net, decreased to $13,000 and $46,000 for the three and nine month periods ended September 30, 1996, respectively, in comparison to $30,000 and $138,000 for the same periods in 1995, respectively, reflecting the continued reduction in the amount of loans serviced for others.

         Noninterest income also includes a gain of $75,000 recognized upon the sale of an investment security for the nine month period ended September 30, 1996, in comparison to a net loss of $99,000 for the same period in 1995.

Noninterest Expenses

         Noninterest expenses were $2.54 million and $6.62 million for the three and nine month periods ended September 30, 1996, respectively, compared to $2.60 million and $8.61 million for the same periods in 1995.

         Included within the reduction of noninterest expenses are decreases in salaries and employee benefits of $346,000 and $1.21 million for the three and nine month periods ended September 30, 1996, respectively, compared to the same periods in 1995, occupancy, net of rental income, of $192,000 and $351,000 for the three and nine months ended September 30, 1996, respectively, compared to the same periods in 1995, and data processing fees of $2,000 and $339,000, respectively, for the three and nine months ended September 30, 1996, as compared to the same periods in 1995. These decreases are consistent with cost savings anticipated by the data processing conversion and centralization of various bank operating functions to First Banks' systems which commenced during the first quarter of 1995.

         Contributing further to the decrease in noninterest expense was a reduction in Federal Deposit Insurance Corporation premiums by $193,000 for the nine months ended September 30, 1996, compared to the same period in 1995. This decrease resulted from premium rate reductions instituted by the FDIC effective June 1, 1995 and January 1, 1996.

         Offsetting the decrease in noninterest expenses for the three months ended September 30, 1996 was an increase in other expense of $383,000. This increase is primarily attributable to a non-credit provision for possible losses within the indirect automobile dealer lending operation.

                          Lending and Credit Management

         Interest earned on the loan portfolio is the primary source of income of FBA. Total loans, net of unearned discount, represented 63.6% and 64.9% of total assets as of September 30, 1996 and December 31, 1995, respectively. Total loans, net of unearned discount, were $172.7 million and $192.6 million at September 30, 1996 and December 31, 1995, respectively. The decrease is primarily due to the consumer automobile loan portfolio reflecting the more stringent lending practices implemented during 1995. As the size of the consumer automobile loan portfolio declined, FBA has expanded its corporate lending function, including purchasing commercial loans from affiliated banks.

     The following is a summary of nonperforming assets and past due loans at the dates indicated:

                                                              September 30,         December 31,
                                                                    1996                1995
                                                                    ----                ----
                                                                (dollars expressed in thousands)
   Nonperforming assets:
       Nonperforming loans                                    $       421                   549
       Other real estate                                              890                 1,013
                                                               ----------               -------
           Total nonperforming assets                         $     1,311                 1,562
                                                                =========               =======
   Loans past due:
     Over 30 days to 90 days                                  $     6,229                 6,649
      Over 90 days and still accruing                                 751                   517
                                                               ----------               -------
           Total past due loans                               $     6,980                 7,166
                                                                =========               =======

   Loans, net of unearned discount                              $ 172,738               192,573
                                                                 ========               =======

   Allowance for possible loan losses to loans                       2.26%                 2.71%
   Nonperforming loans to loans                                      0.24                  0.29
   Allowance for possible loan losses to
         nonperforming loans                                       928.03                952.28
   Nonperforming assets to loans and foreclosed assets               0.76                  0.81
                                                                     ====                  ====

         As of September 30, 1996 and December 31, 1995, approximately $3.3 million and $5.2 million, respectively, of loans not included in the table above were identified by management as having potential credit problems which raised doubts as to the ability of the borrowers to comply with the present loan repayment terms.

         Impaired loans, consisting of certain nonaccrual loans and consumer and installment loans which were 60 days or more past due, were $1.9 million at September 30, 1996 and $1.6 million at December 31, 1995.

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

         The following is a summary of the loan loss experience for the three and nine month periods ended September 30:

                                                       Three months ended          Nine months ended
                                                       1996          1995          1996       1995
                                                       ----          ----          ----       ----
                                                              (dollars expressed in thousands)

Allowance for possible loan losses, beginning
         of period                                   $ 4,116        2,270         5,228        2,756
                                                       -----        -----         -----        -----
   Loans charged-off                                    (729)        (960)       (2,778)      (2,832)
   Recoveries of loans previously charged-off            270          218           857          504
                                                     -------       ------       -------       ------
     Net loan (charge-offs) recoveries                  (459)        (742)        (1,921)     (2,328)
                                                     -------        -----         ------       -----
   Provision for possible loan losses                    250        4,425           600        5,525
                                                     -------        -----      --------        -----
Allowance for possible loan losses, end of period    $ 3,907        5,953         3,907        5,953
                                                      ======        =====        ======        =====

                                    Liquidity

         The liquidity of FBA and the Bank is the ability to maintain a cash flow which is adequate to fund operations, service its debt obligations and meet other commitments on a timely basis. The primary sources of funds for liquidity are derived from customer deposits, loan payments, maturities, sales of investments and operations. In addition, FBA and the Bank may avail themselves of more volatile sources of funds through issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank. The aggregate funds acquired from those sources were $23.8 million and $29.9 million at September 30, 1996 and December 31, 1995, respectively.


         At September 30, 1996, FBA's more volatile sources of funds mature as follows:

                                             (dollars expressed in thousands)
   Three months or less                               $   7,795
   Over three months through six months                   3,614
   Over six months through twelve months                  4,564
   Over twelve months                                     7,871
                                                       --------
                     Total                             $ 23,844
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


     At September 30, 1996 and December 31, 1995, FBA's and the Bank's capital ratios were as follows:

                       Risk-based capital ratios
                       -------------------------
                        Total                Tier 1            Leverage Ratio
                        -----                ------            --------------
                   1996      1995        1996      1995        1996        1995
                   ----      ----        ----      ----        ----        ----

        FBA        13.99%    11.69%     12.73%    10.43%        9.64%      8.38%
        Bank       10.13      8.01       8.87      6.74         6.97       5.38

         On October 1, 1996, FBA purchased an outstanding warrant to acquire 131,336 shares of FBA Common Stock at $ .75 per share from the FDIC, resulting in reduction of capital surplus, for an aggregate of $1.28 million. The warrant had been granted by the former BancTEXAS Group Inc. to the FDIC in connection with its recapitalization in 1987.

         On September 7, 1996, FBA completed the repurchase of 194,517 shares of its outstanding common stock pursuant to the initial stock repurchase plan approved by the Board of Directors. During 1996, the second stock repurchase plan was approved by the Board of Directors. The second repurchase plan provides for the purchase of up to an additional 184,791 shares. As of November 6, 1996, 8,719 shares were purchased under the second stock repurchase plan.


Effects of New Accounting Standard

         In June 1995, the FASB issued SFAS 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 125). SFAS 125 established accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities.

         The standards established by SFAS 125 are based on consistent applications of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

         SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted.

         FBA does not believe the implementation of SFAS 125 will have a material effect on its consolidated financial position or results of operation.



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




                                                    FIRST BANKS AMERICA, INC.
                                                    Registrant



Date:   November 12, 1996                   By:      /s/James F. Dierberg
                                                     --------------------
                                                        James F. Dierberg
                                                        Chairman, President
                                                        and Chief Executive
                                                        Officer



Date:  November 12, 1996                    By:      /s/Allen H. Blake
                                                     -----------------
                                                        Allen H. Blake
                                                        Vice President,
                                                        Chief Financial Officer
                                                        and Secretary
                                                        (Principal Financial
                                                        Officer)