Form 10-K405
period 1996-12-31
FIRST BANKS AMERICA INC
filed 1997-03-26
CIK 310979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K
(Mark one)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996
                                                         OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price of the Common Stock on the New York Stock Exchange on March 18, 1997 was $15,265,481. For purposes of this computation, officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers or 5% beneficial owners are, in fact, affiliates of the registrant.

As of March 18, 1997, 1,414,150 shares of the registrant's Common Stock, $.15 par value and 2,500,000 shares of the registrant's Class B Common Stock, $.15 par value, were outstanding.

Documents   incorporated  by  reference:   Portions  of  the  Annual  Report  to
Stockholders for the year ended December 31, 1996 are incorporated by reference into Parts I and II of this report.

                                     PART I

Item 1.  Business

General
         First Banks America, Inc., a bank holding company headquartered in Houston, Texas ("FBA" or the "Company"), was organized as a Delaware corporation in 1978 and was known as BancTEXAS Group Inc. until the corporate name changed in 1995. The Company's executive office is located at 8820 Westheimer Road, Houston, Texas. The principal function of the Company is to assist the management of its two banking subsidiaries, BankTEXAS N.A. "BankTEXAS") and Sunrise Bank of California ("Sunrise Bank"). BankTEXAS and Sunrise Bank (collectively, the "Subsidiary Banks") operate under the day-to-day management of their own officers with guidance from FBA.
         At December 31, 1996 FBA had approximately $375.2 million in total assets, $241.9 million in total loans net of unearned discount, $319.8 million in total deposits and $33.5 million in total stockholders' equity.
         Through the Subsidiary Banks' six banking locations in Houston, Dallas, Irving and McKinney, Texas, two banking locations in Roseville and Citrus Heights, California and one loan production office in San Francisco (which was closed in January 1997), FBA offers a broad range of commercial and personal banking services including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial and industrial, commercial and residential real estate, real estate construction and development and consumer loans. Other financial services include automatic teller machines, credit-related insurance and safe deposit boxes.
         In 1994 FBA issued and sold 2,500,000 shares of Class B common stock (the "Class B Stock") in a private placement in exchange for $30 million cash. The purchaser of the Class B Stock was First Banks, Inc., a multi-bank holding company headquartered in St. Louis, Missouri ("First Banks"). As a result of this transaction, First Banks became the owner of approximately 65% of the then outstanding voting stock of FBA, which includes the Class B Common Stock and the class of common stock owned by all other stockholders (referred to herein as the "Common Stock"). The Class B Stock has the same voting rights per share as the Common Stock, and the two classes of stock are generally equivalent except that the Class B Stock is not registered with the Securities and Exchange Commission, not listed on any exchange and, with limited exceptions, it is not transferable, other than to an affiliate of First Banks. In the event FBA were to commence the payment of dividends to its stockholders, the Class B Stock would receive dividends only to the extent that dividends on the Common Stock exceed $.45 per share annually. The terms of the Class B Stock allow First Banks to purchase additional shares of Class B Stock if a sufficient number of additional shares of Common Stock are issued to cause First Banks' voting power to fall below 55%, at prices to be determined based on a formula related to the book value per share of common stock. The Class B Stock is convertible into shares of Common Stock at any time after August 31, 1999 at the option of First Banks. As of March 18, 1997 the Class B Stock owned by First Banks constituted approximately 69.37% of the outstanding voting stock of FBA.
         The Company implemented a one-for-fifteen reverse stock split in 1995, whereby each fifteen shares of Common Stock and Class B Common Stock were converted into one share of Common Stock and Class B Common Stock, respectively, and the par values of each share of stock of each class was changed from $.01 to $.15. References in this report to either class of such stock refer to the same after giving effect to the reverse stock split, and the numbers of shares referred to in periods prior to the effective date of the reverse stock split are restated in this Report to give effect to the reverse stock split.
         On November 1, 1996 FBA acquired Sunrise Bank for a cash purchase price of $17.5 million. As of that date, Sunrise Bank had total assets of approximately $110.8 million, $61.1 million in total loans net of unearned discount, $91.1 million in total deposits and $15.9 million stockholders' equity. The acquisition of Sunrise Bank is discussed in more detail in Note 3 in the Company's Consolidated Financial Statements (the "Consolidated Financial Statements") which are contained in the 1996 Annual Report to Stockholders (the "1996 Annual Report"); the Consolidated Financial Statements are incorporated herein by reference.
         FBA, BankTEXAS and Sunrise Bank purchase certain services and supplies, including data processing services, internal auditing, loan review, income tax preparation and assistance, accounting, asset/liability and investment services, loan servicing and other management and administrative services, through its majority stockholder, First Banks. Additional information regarding the nature of the arrangements with First Banks appears in Note 13 in the Consolidated Financial Statements incorporated herein by reference.
         For a description of the business of FBA during the past year, see "Management's Discussion and Analysis - General" on page 3 of the 1996 Annual Report. The Management's Discussion and Analysis section of the 1996 Annual Report is incorporated by reference into this Report.

The Company's Market Areas
         The banking industry in Texas and California, including the Company's market areas in those states, is affected by general economic conditions at the federal and state levels and in the localities in which operations are conducted; these general conditions include changes in prevailing rates of interest, inflation and unemployment as well as business trends and numerous other factors beyond the Company's control. The banking industry in both Texas and California has undergone significant changes in the past several years, during which the local and state economies suffered substantial difficulties. These changes were responsible in part for the entry into Texas and California of large banking and thrift organizations headquartered in other regions of the United States, the growth through consolidation of larger California banks and thrift institutions, a reduction in the number of independent banking organizations based in the two states, following both federally-assisted takeovers and private acquisitions.

         FBA's business and operating results continue to be affected by changes in national economic conditions and by factors having a particular impact on the Texas and California economies and those of the localities in which banking operations are conducted. The Company has sought to improve its prospects for growth and future earnings by identifying potential acquisition targets with which its operations could be effectively combined. FBA's acquisition efforts were initially limited to Texas banking organizations, but purchase prices for such organizations increased significantly in the past several years to levels which were considered unattractive. Management therefore decided to pursue potential acquisition transactions in other states, particularly California, and the acquisition of Sunrise Bank in November, 1996 was the first transaction in the implementation of that strategy.

         FBA's prospects for future acquisitions of banks in Texas or California will be influenced by numerous factors, including the availability of sufficient funding and capital to support such transactions, the potential use of FBA securities for acquisition, the identification of target institutions on terms and conditions believed by FBA's management to be reasonable, and competition among potential acquirers. Additional information regarding FBA's approach to possible acquisitions appears in the Management's Discussion and Analysis section of the 1996 Annual Report, which is incorporated by reference herein.

Lending Activities
         Lending activities of the Subsidiary Banks are conducted pursuant to written loan policies. These activities are discussed more fully in the Management's Discussion and Analysis section of the 1996 Annual Report, under the headings "Financial Condition and Average Balances" and "Loans and Allowance for Possible Loan Losses." Each loan officer has a defined lending authority, and loans made by each officer must be reviewed by a loan committee of the lending bank or its board of directors, depending on the amount of the loan request.
         Generally, loans are limited to borrowers residing or doing business in the immediate market area of the bank considering the loan. The Company offers commercial, financial, agricultural, real estate construction and development, commercial and residential real estate, consumer and installment loans.
         The composition of the loan portfolio for the five years ended December 31, 1996 is included under the caption "Loans and Allowance for Possible Loan Losses" in the Management's Discussion and Analysis section of the 1996 Annual Report.

Investment Portfolio
         In conjunction with First Banks, the Company and the Subsidiary Banks have established written investment policies which are reviewed annually. The investment policies identify investment criteria and state specific objectives in terms of risk, interest rate sensitivity and liquidity. Among the criteria the investment policies direct the management of the Subsidiary Banks to consider are the quality, term and marketability of the securities acquired for their investment portfolios. The Company and the Subsidiary Banks do not engage in the practice of trading securities for the purpose of generating portfolio gains. A description of the composition of the investment portfolio is included in Note 4 in the Consolidated Financial Statements incorporated herein by reference.

Deposits
         The Company's deposits consist principally of core deposits from the Subsidiary Banks' local market areas. The Subsidiary Banks do not accept brokered deposits. A table illustrating the distribution of the Subsidiary Banks' deposit accounts and the weighted average nominal interest rates on each category of deposits for the three years ending December 31, 1996 appears under the caption "Deposits" in the Management's Discussion and Analysis section of the 1996 Annual Report. Included in the deposits of Sunrise Bank are approximately $37 million from approximately 700 community associations in

California. Sunrise Bank has developed systems and procedures which are unique for this business, and it represents one of a relatively small number of institutions in California servicing this market segment. This provides Sunrise Bank with a significant source of stable deposits at a fairly attractive overall cost.

Competition and Branch Banking
         The activities in which the Subsidiary Banks are engaged are highly competitive. Those activities and the geographic markets served involve primarily competition with other banks and thrift institutions, some of which are affiliated with large regional or national holding companies. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits.
         In addition to competing with other banks and thrift institutions within their primary service areas, the Subsidiary Banks also compete with other financial intermediaries, such as credit unions, industrial loan associations, securities firms, insurance companies, small loan companies, finance companies, mortgage companies, real estate investment trusts, certain governmental agencies, credit organizations and other enterprises. Additional competition for depositors' funds comes from United States Government securities, private issuers of debt obligations and suppliers of other investment alternatives for depositors. Many of the Company's non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally-insured banks and state regulations governing state-chartered banks. As a result, such non-bank competitors may have certain advantages over the Company in providing some services.
         The trend in the Subsidiary Banks' markets has been for holding companies to acquire independent banks and thrifts. The Company believes it will continue to face competition in the acquisition of banks and thrifts from larger holding companies. Many of the financial institutions with which the Company competes are larger than the Company and have substantially greater resources available for making acquisitions.
         Subject to regulatory approval, both commercial banks and thrift institutions situated in Texas and California are permitted to establish branches throughout each of those states, thereby creating the potential for additional competition in the Subsidiary Banks' services areas.

Supervision and Regulation

General
         The Company and the Subsidiary Banks are extensively regulated under federal and state law. These laws and regulations are intended to protect depositors, not stockholders. To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Changes in applicable laws or regulations may have a material effect on the business and prospects of the Company. The operations of the Company may be affected by legislative changes and by the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic controls or new federal or state legislation may have in the future.
         FBA is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act") and, as such, is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the "FRB"). FBA's majority stockholder, First Banks, is both a registered bank holding company and a registered savings and loan holding company as defined in the Home Owners' Loan Act of 1934, as amended and, as such, is subject to regulations, supervision and examination by the Office of Thrift Supervision ("OTS"). FBA is required to file annual reports with the FRB and to provide the FRB such additional information as it may require.
         BankTEXAS and Sunrise Bank are subject to supervision and regulation by the Office the Comptroller of the Currency (the "OCC") and the State Banking Department of the State of California, respectively. The Subsidiary Banks are also regulated by the Federal Deposit Insurance Corporation ("FDIC"), which provides deposit insurance to the Subsidiary Banks. Recent and Pending Legislation
         The enactment of the legislation described below has significantly affected the banking industry generally and will have an ongoing effect on the Company and the Subsidiary Banks in the future.
         Financial Institutions Reform, Recovery, and Enforcement Act of 1989. The Financial Institutions Reform, Recovery, and Enforcement Act of 1989

("FIRREA") reorganized and reformed the regulatory structure applicable to financial institutions generally. Among other things, FIRREA enhanced the supervisory and enforcement powers for the federal bank regulatory agencies; required insured financial institutions to guaranty repayment of losses incurred by the FDIC in connection with the failure of an affiliated financial institution; required financial institutions to provide their primary federal regulator with notice, under certain circumstances, of changes in senior management and broadened authority for bank holding companies to acquire savings institutions.
         Under FIRREA, federal bank regulators were granted expanded enforcement authority over "institution-affiliated parties" (i.e., officers, directors, controlling stockholders, as well as attorneys, appraisers or accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution). Federal banking regulators have greater flexibility to bring enforcement actions against insured institutions and institution-affiliated parties, including cease and desist orders, prohibition orders, civil money penalties, termination of insurance and the imposition of operating restrictions and capital plan requirements. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Since the enactment of FIRREA, the federal bank regulators have significantly increased the use of written agreements to correct compliance deficiencies with respect to applicable laws and regulations and to ensure safe and sound practices. Violations of such written agreements are grounds for initiation of cease-and-desist proceedings. FIRREA granted the FDIC back-up enforcement authority to recommend enforcement action to an appropriate federal banking agency and to bring such enforcement action against a financial institution or an institution-affiliated party if such federal banking agency fails to follow the FDIC's recommendation. In addition, FIRREA generally requires public disclosure of final enforcement actions by the federal banking agencies.
         FIRREA also established a cross-guarantee provision ("Cross-Guarantee") pursuant to which the FDIC may recover from a depository institution losses that the FDIC incurs in providing assistance to, or paying off the depositors of, any of such depository institution's affiliated insured banks or thrifts. The Cross-Guarantee thus enables the FDIC to assess a holding company's healthy Bank Insurance Fund (the "BIF") members and Savings Association Insurance Fund (the "SAIF") members for the losses of any of such holding company's failed BIF and SAIF members. Cross-Guarantee liabilities are generally superior in priority to obligations of the depository institution to its stockholders due solely to their status as stockholders and obligations to other affiliates. Cross-Guarantee liabilities are generally subordinated to deposit liabilities, secured obligations or any other general or senior liabilities, and any obligations subordinated to depositors or other general creditors.
         The Federal Deposit Insurance Corporation Improvement Act of 1991. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was adopted to recapitalize the BIF and impose certain supervisory and regulatory reforms on insured depository institutions. FDICIA includes provisions, among others, to: (i) increase the FDIC's line of credit with the U.S. Treasury in order to provide the FDIC with additional funds to cover the losses of federally insured banks; (ii) reform the deposit insurance system, including the implementation of risk-based deposit insurance premiums; (iii) establish a format for closer monitoring of financial institutions to enable prompt corrective action by banking regulators when a financial institution begins to experience financial difficulty; (iv) establish five capital levels for financial institutions ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") that would impose more scrutiny and restrictions on less capitalized institutions; (v) require the banking regulators to set operational and managerial standards for all insured depository institutions and holding companies, including limits on excessive compensation to executive officers, directors, employees and principal stockholders, and establish standards for loans secured by real estate; (vi) adopt certain accounting reforms and require annual on-site examinations of federally insured institutions, including the ability to require independent audits of banks and thrifts; (vii) revise risk-based capital standards to ensure that they (a) take adequate account of interest-rate changes, concentration of credit risk and the risks of nontraditional activities, and (b) reflect the actual performance and expected risk of loss of multi-family mortgages; and (viii) restrict state-chartered banks from engaging in activities not permitted for national banks unless they are adequately capitalized and have FDIC approval. Further, FDICIA permits the FDIC to make special assessments on insured depository institutions, in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary. FDICIA also grants authority to the FDIC to establish semiannual assessment rates on BIF and SAIF member banks so as to maintain these funds at the designated reserve ratios.

         As noted above, FDICIA authorizes and, under certain circumstances, requires the federal banking agencies to take certain actions against institutions that fail to meet certain capital-based requirements. Under FDICIA, the federal banking agencies are required to establish five levels of insured depository institutions based on leverage limit and risk-based capital requirements established for institutions subject to their jurisdiction, plus, in their discretion, individual additional capital requirements for such institutions. Under the final rules that have been adopted by each of the federal banking agencies, an institution will be designated: (i) well capitalized if the institution has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure; (ii) adequately capitalized if the institution has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater; (iii) undercapitalized if the institution has a total risk-based capital ratio that is less than 8%, a Tier 1 risk-based capital ratio that is less than 4% or a leverage ratio that is less than 4%; (iv) significantly undercapitalized if the institution has a total risk-based capital ratio that is less than 6%, a Tier 1 risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and (v) critically undercapitalized if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.
         Undercapitalized, significantly undercapitalized and critically undercapitalized institutions are required to submit capital restoration plans to the appropriate federal banking agency and are subject to certain operational restrictions. Moreover, companies controlling an undercapitalized institution are required to guarantee the subsidiary institution's compliance with the capital restoration plan, subject to an aggregate limitation of the lesser of 5% of the institution's assets at the time it received notice that it was undercapitalized or the amount of the capital deficiency when the institution first failed to meet the plan.
         Significantly or critically undercapitalized institutions and undercapitalized institutions that fail to submit or comply with acceptable capital restoration plans will be subject to regulatory sanctions. A forced sale of shares or merger, restriction on affiliate transactions and restrictions on rates paid on deposits are required to be imposed by the banking agency unless it is determined that they would not further capital improvement. FDICIA generally requires the appointment of a conservator or receiver within 90 days after an institution becomes critically undercapitalized. The federal banking agencies have adopted uniform procedures for the issuance of directives by the appropriate federal banking agency. Under these procedures, an institution will generally be provided advance notice when the appropriate federal banking agency proposes to impose one or more of the sanctions set forth above. These procedures provide an opportunity for the institutions to respond to the proposed agency action or, where circumstances warrant immediate agency action, an opportunity for administrative review of the agency's action.
         As described in Note 16 in the Consolidated Financial Statements, the Subsidiary Banks were "well capitalized" as of December 31, 1996.
         Pursuant to FDICIA, the federal banking agencies adopted real estate lending guidelines pursuant to which each insured depository institution is required to adopt and maintain written real estate lending policies in conformity with the prescribed guidelines. Under these guidelines, each institution is expected to set loan-to-value ratios not exceeding the supervisory limits set forth in the guidelines. A loan-to-value ratio is generally defined as the total loan amount divided by the appraised value of the property at the time the loan is originated. The guidelines require that the institution's real estate policy also require proper loan documentation, and that it establish prudent underwriting standards.
         FDICIA also contained the Truth in Savings Act, which requires clear and uniform disclosure of the rates and interest payable on deposit accounts by depository institutions and the fees assessable against deposit accounts, so that consumers can make a meaningful comparison between the competing claims of financial institutions with regard to deposit accounts and products.
         Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994. In 1994 Congress enacted the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"). Beginning in 1995, bank holding companies have the right to expand, by acquiring existing banks, into all states, even those which had theretofore restricted entry. The legislation also provides that, subject to future action by individual states, a holding company will have the right, commencing in 1997, to convert the banks which its owns in different states to branches of a single bank. A state is permitted to "opt out" of the law which will permit conversion of separate banks to branches, but is not permitted to "opt out" of the law allowing bank holding companies from other states to enter the state. The State of Texas adopted "opt-out" legislation in 1995 which has the effect of delaying, or possibly preventing permanently, the conversion of banks in Texas to branches of banks headquartered in other states. The Interstate Act also establishes limits on acquisitions by large banking organizations, providing that no acquisition may be undertaken if it would result in the organization having deposits exceeding either 10% of all bank deposits in the United States or 30% of the bank deposits in the state in which the acquisition would occur.

         Economic Growth and Regulatory Paperwork Reduction Act of 1996. The Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA") was signed into law on September 30, 1996. EGRPRA streamlined the non-banking activities application process for well-capitalized and well-managed bank holding companies. Under EGRPRA, qualified bank holding companies may commence a regulatory approved non-banking acquisition or share purchase, assuming the size of the acquisition does not exceed 10% of risk-weighted assets of the acquiring bank holding company and the consideration does not exceed 15% of Tier i capital. The foregoing prior notice requirement also applies to commencing non-banking activity de novo which has been previously approved by order of the FRB, but has not yet been implemented by regulations. EGRPRA also provides for the recapitalization of the SAIF in order to bring it into parity with the BIF of the FDIC.
         Pending Legislation. Because of concerns relating to competitiveness and the safety and soundness of the banking industry, Congress is considering a number of wide-ranging proposals for altering the structure, regulation and competitive relationships of the nation's financial institutions. Among such bills are proposals to merge the BIF and the SAIF insurance funds, to eliminate the federal thrift charter, to alter the statutory separation of commercial and investment banking and to further expand the powers of banks, bank holding companies and competitors of banks. It cannot be predicted whether or in what form any of these proposals will be adopted or the extent to which the business of the Company may be affected thereby.

Bank and Bank Holding Company Regulation
         BHC Act. Under the BHC Act, the activities of a bank holding company are limited to businesses so closely related to banking, managing or controlling banks as to be a proper incident thereto. The Company is also subject to capital requirements applied on a consolidated basis in a form substantially similar to those required of the Subsidiary Banks. The BHC Act also requires a bank holding company to obtain approval from the FRB before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares);
(ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. The FRB will not approve any acquisition, merger or consolidation that would have a substantially anticompetitive result, unless the anticompetitive effects of the proposed transaction are clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial factors in reviewing acquisitions or mergers.
         The BHC Act also prohibits a bank holding company, with certain limited exceptions: (i) from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company; or (ii) from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks. In making this determination, the FRB considers whether the performance of such activities by a bank holding company can be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency in resources, which can be expected to outweigh the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest or unsound banking practices. FIRREA, which is described in more detail above, made a significant addition to this list of permitted non-bank activities for bank holding companies by providing that bank holding companies may acquire thrift institutions upon approval by the FRB and the applicable regulatory authority for the thrift institutions.
         Insurance of Accounts. The FDIC provides insurance to deposit accounts at the Subsidiary Banks to a maximum of $100,000 for each insured depositor. Through December 31, 1992, all FDIC-insured institutions, whether members of the BIF or the SAIF, paid the same premium (23 cents per $100 of domestic deposits) under a flat-rate system mandated by law. FDICIA required the FDIC to raise the reserves of the BIF and the SAIF, implement a risk-related premium system and adopt a long-term schedule for recapitalizing the BIF. Effective in 1993, the FDIC amended its regulations regarding insurance premiums to provide that a bank or thrift would pay an insurance assessment within a range of 23 cents to 31 cents per $100 of domestic deposits, depending on its risk classification.
         The FDIC adopted an amendment to the BIF risk-based assessment schedule, effective January 1, 1996, which effectively eliminated deposit insurance assessments for most commercial banks and other depository institutions with deposits insured by the BIF, while maintaining the assessment rate for SAIF-insured institutions in even the lowest risk-based premium category at 23 cents for each $100 of assessable deposits. Following the enactment of EGRPRA and as part of the recapitalization of the SAIF, the overall assessment rate for 1997 was revised to equal 1.29 cents and 6.44 cents per $100 of assessable deposits of BIF and SAIF members, respectively. The deposits of the Subsidiary Banks consist solely of BIF deposits.

         Regulations Governing Capital Adequacy. The federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If the capital falls below the minimum levels established by these guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open facilities.
         The FRB, the FDIC and the OCC adopted risk-based capital guidelines for banks and bank holding companies, and the OTS has adopted similar guidelines for thrifts. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profile among financial institutions and holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The FRB has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums. Under these guidelines, all bank holding companies and federally regulated banks must maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital.
         The FRB also has implemented a leverage ratio, which is Tier 1 capital to total assets, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The FRB requires a minimum leverage ratio of 3%. For all but the most highly-rated bank holding companies and for bank holding companies seeking to expand, however, the FRB expects that additional capital sufficient to increase the ratio by at least 100 to 200 basis points will be maintained.
         As described in Note 16 in the Consolidated Financial Statements, the Subsidiary Banks were "well capitalized" as of December 31, 1996.
         Management of the Company believes that the risk-weighting of assets and the risk-based capital guidelines do not have a material adverse impact on the Company's operations or on the operations of the Subsidiary Banks. The requirement of deducting certain intangibles in computing capital ratios contained in the guidelines, however, could adversely affect the ability of the Company to make acquisitions in the future in transactions that would be accounted for using the purchase method of accounting.
         Community Reinvestment Act. The Community Reinvestment Act of 1977 (the "CRA") requires that, in connection with examinations of financial institutions within their jurisdiction, the federal banking regulators must evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.
         Regulations Governing Extensions of Credit. The Subsidiary Banks are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to FBA or its subsidiaries and affiliates, or investments in their securities and on the use of their securities as collateral for loans to any borrowers. These regulations and restrictions may limit the Company's ability to obtain funds from the Subsidiary Banks for its cash needs, including funds for acquisitions and for payment of dividends, interest and operating expenses. Further, under the BHC Act and certain regulations of the FRB, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property or furnishing of services. For example, the Subsidiary Banks may generally not require a customer to obtain other services from the Subsidiary Banks or any other affiliated bank or the Company and may not require the customer to promise not to obtain other services from a competitor, as a condition to an extension of credit to the customer.
         The Subsidiary Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal stockholders or any related interest of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral as, and following credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not covered and who are not employees; and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. The Subsidiary Banks are also subject to certain lending limits and restrictions on overdrafts to such persons.
         Reserve Requirements. The FRB requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. Reserves of 3% must be maintained against total transaction accounts of $49.3 million or less (subject to adjustment by the FRB) and an initial reserve of $1,479,000 plus 10% (subject to adjustment by the FRB to a level between 8% and 14%) must be maintained against that portion of total transaction accounts in excess of such amount. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements.
         Institutions are authorized to borrow from the Federal Reserve Bank "discount window," but FRB regulations require institutions to exhaust other reasonable alternative sources of funds, including advances from Federal Home Loan Banks ("FHLBs"), before borrowing from the Federal Reserve Bank.
         Federal Home Loan Bank System. BankTEXAS is a member of the Federal Home Loan Bank System ("FHLB System"). The FHLB System consists of twelve regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board, an independent agency created by FIRREA. The FHLBs provide a central credit facility primarily for member institutions. BankTEXAS is required to acquire and hold shares of capital stock in an FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20th of its advances (borrowings) from the FHLB, whichever is greater. BankTEXAS was in compliance with these regulations at December 31, 1996, with an investment of $4.43 million in stock of the FHLB of Dallas.
         Restrictions on Thrift Acquisitions. FBA is prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any savings institution or savings and loan holding company or substantially all the assets thereof; or (ii) more than 5% of the voting shares of a savings institution or holding company which is not a subsidiary. Furthermore, such an acquisition would require FBA itself to become registered as a savings and loan holding company subject to all applicable regulations of the OTS.
         Dividends. The Company's primary source of funds in the future is the dividends, if any, paid by the Subsidiary Banks. The ability of the Subsidiary Banks to pay dividends is limited by federal laws, by the regulations promulgated by the bank regulatory agencies and by principles of prudent bank management. In addition, the amount of dividends that the Subsidiary Banks may pay to the Company is limited by the provisions of First Bank's credit agreement with a group of unaffiliated lenders, which imposes certain minimum capital requirements. Additional information concerning limitations on the ability of the Subsidiary Banks to pay dividends appears in Note 12 to the Consolidated Financial Statements of FBA.

Monetary Policy and Economic Control
         The commercial banking business is affected not only by general economic conditions, but also by the monetary policies of the FRB. Changes in the discount rate on member bank borrowing, availability of borrowing at the "discount window," open market operations, the imposition of changes in reserve requirements against member bank deposits and assets of foreign branches, and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the FRB. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and this use may affect interest rates charged on loans or paid on deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks and are expected to do so in the future. The monetary policies of the FRB are influenced by various factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government. Future monetary policies and the effect of such policies on the future business and earnings of the Company or the Subsidiary Banks cannot be predicted.

Employment
         As of March 18, 1997 the Company employed 79 persons, none of whom were covered by a collective bargaining agreement. The Company considers its employee relations to be good.

Item 2.  Properties

         The Company's administrative offices are located in a building owned by and serving as headquarters of BankTEXAS located at 8820 Westheimer Road, Houston, Texas. BankTEXAS also occupies six branch locations in Texas, of which three are owned and three are leased. Sunrise Bank operates from three locations in California, all of which are leased. The following table shows the addresses of the locations used by BankTEXAS and Sunrise Bank as of December 31, 1996 and the approximate square feet of office space occupied at each location:

                Owned                                                  Leased
321 N. Central Expressway                   10,800       2929 Allen Parkway                        4,900
McKinney, Texas                                          Houston, Texas
2010 N. Main Street                         17,100       9605 Abrams Road                          5,600
Houston, Texas                                           Dallas, Texas
2101 Gateway Drive                           7,800       5 SierraGate Plaza                       40,000
Irving, Texas                                            Roseville, California
8820 Westheimer Road                        30,400       7777 Sunrise Boulevard                    3,969
Houston, Texas                                           Citrus Heights, California
                                                         220 Sansome Street                        3,229
                                                         San Francisco, California
                                                         (loan production office closed in
                                                         January 1997)

Item 3.  Legal Proceedings

         There are various claims and pending actions against FBA and the Subsidiary Banks in the ordinary course of business. It is the opinion of management of FBA, in consultation with legal counsel, that the ultimate liability, if any, resulting from such claims and pending actions will have no material adverse effect on the financial position or results of operations of FBA.

Item 4.  Submission of Matters to a Vote of Security Holders

         The 1996 Annual Meeting of Stockholders of the Company was held on November 13, 1996. The six directors of the Company were re-elected, with the vote totals indicated in the following table:
      Name of Director              For           Withheld     Broker Non-votes
      ----------------           --------         --------     ----------------
Allen H. Blake                   3,357,565         33,329              0
Charles A. Crocco, Jr.           3,352,539         38,355              0
James F. Dierberg                3,358,990         31,904              0
Edward T. Story, Jr.             3,352,618         38,276              0
Mark T. Turkcan                  3,356,766         34,128              0
Donald W. Williams               3,357,555         33,339              0

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

Market Information
         FBA has two classes of common stock. The Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "FBA." All of the Class B Stock was issued to First Banks in 1994 in a private placement, and is not listed or traded. See "Item 1, Business--General." Continued listing of the Company's Common Stock on the NYSE is subject to various requirements, including the financial eligibility and distribution requirements of the NYSE.

         Information regarding the number of stockholders and the market prices for Common Stock since January 1, 1995 is set forth on page 46 of the 1996 Annual Report under the caption "Investor Information."

Dividends
         The Company has not paid any dividends on its Common Stock in recent years. As a bank holding company, the ability of FBA to pay dividends is limited by regulatory requirements and by the receipt of dividend payments from the Subsidiary Banks (which are also subject to regulatory requirements); see Note 12 in the Consolidated Financial Statements.

Item 6.  Selected Financial Data
         The information required by this item is incorporated herein by reference from page 3 of the 1996 Annual Report under the caption "Selected Consolidated and Other Financial Data."

Item 7. Management's Discussion and Analysis of Financial Condition and Results Of Operations
         The information required by this item is incorporated herein by reference from pages 4 through 21 of the 1996 Annual Report under the caption "Management's Discussion and Analysis."



Item 8.  Financial Statements and Supplementary Data
         The consolidated financial statements of FBA are incorporated herein by reference from pages 23 through 45 of the 1996 Annual Report under the captions "Independent Auditors' Report," "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Changes in Stockholders' Equity," "Consolidated Statements of Cash Flows" and "Notes to Consolidated Financial Statements."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

Board of Directors
         As of March 18, 1997 the Board of Directors consisted of six members, who are identified in the following table. Each of the directors was elected or appointed to serve a one-year term and until his successor has been duly qualified for office.

                            Age      Director     Principal Occupation During Last Five Years and Directorships of
                                      Since                               Public Companies
-------------------------- ------- ------------- -------------------------------------------------------------------
Allen H. Blake               54        1994      Principal  financial  officer of First Banks,  Inc. and certain of its  subsidiaries  and affiliates  since 1984. Mr. Blake currently serves as Vice President,  Secretary,  Chief Financial Officer and
                                                 a Director of FBA; as Executive Vice President,  Secretary,  Chief
                                                 Financial  Officer and a Director  of First  Banks,  Inc.;  and as
                                                 Vice President and a Director of First Commercial  Bancorp. He has
                                                 also  served  from  time to time as an  executive  officer  and/or director of banks controlled by First Banks, Inc.

Charles A. Crocco, Jr.       58        1988      Practiced  law as a principal in the law firm of Crocco & De Maio,
(1)                                              P.C.,  and  predecessor  firms in New York City  since  1970.  Mr.
                                                 Crocco  is a  Director  of  The    Hallwood   Group   Incorporated
                                                 (merchant  banking) and Showbiz Pizza Time, Inc.

James F. Dierberg            59        1994      Chairman of the Board of Directors and Chief Executive  Officer of
                                                 First  Banks,   Inc.  since  1988,  a  Director  since  1979,  and
                                                 President  from  1979 to 1992 and from  1994 to the  present.  Mr.
                                                 Dierberg has also been Chairman of the Board,  President and Chief
                                                 Executive Officer of FBA since 1995.

Edward T. Story, Jr. (1)     53        1987      Engaged in the energy business in various  capacities  since 1966,
                                                 President  and  Chief  Executive  Officer  of SOCO  International,
                                                 Inc.,  a  subsidiary   of  Snyder  Oil   Corporation   engaged  in
                                                 international  oil and gas  operations  since 1991. Mr. Story is a director of Hi-Lo Automotive,  Inc.,  Hallwood Realty Corporation,
                                                 Seaunion Holdings Ltd. and Snyder Oil Corporation.

Mark T. Turkcan              41        1994      Joined First Banks,  Inc. in 1990 upon its  acquisition of Clayton
                                                 Savings and Loan  Association  (now First Bank FSB),  for whom Mr.
                                                 Turkcan was  employed  in various  capacities  since 1985.  He has served as Executive Vice President of First Banks,  Inc. in charge of Retail Banking since 1996, and previously  acted as Senior Vice
                                                 President  and Vice  President  with  responsibility  over  Retail
                                                 Banking.

Donald W. Williams           49        1995      Senior executive  officer of First Banks,  Inc. since joining that company in 1993;  previously  served as Senior Vice  President  in charge of commercial credit approval,  commercial loan operations, international  operations and the credit  department of Mercantile
                                                 Bank  of  St.  Louis,   N.A.  from  1989  to  1993.  Mr.  Williams
                                                 currently  serves as  Executive  Vice  President  and Chief Credit
                                                 Officer of First Banks and  Chairman and Chief  Executive  Officer
                                                 of the California  subsidiaries  thereof,  including Sunrise Bank,
                                                 First  Bank & Trust  and  First  Commercial  Bancorp  and its bank subsidiary, First Commercial Bank.

(1) Member of the Audit Committee.

Executive Officers

         The executive officers of the Company as of March 18, 1997 were as follows:

                             Age                                  FBA Office(s) held
--------------------------- ------- --------------------------------------------------------------------------------
James F. Dierberg             59    Chairman of the Board, Chief Executive Officer and President.
Allen H. Blake                54    Vice President, Chief Financial Officer and Secretary.
David F. Weaver               49    Executive  Vice President of FBA since  January,  1995;  Chairman of the Board,
                                    Chief Executive  Officer and President of BankTEXAS N.A. since 1994;  President of BankTEXAS Houston N.A. (predecessor of BankTEXAS N.A.) from 1988 to 1994.



         The executive officers were each elected by the Board of Directors to the office indicated. There is no family relationship between any of the nominees for director, directors or executive officers of the Company or its subsidiaries.

Item 11.  Executive Compensation
         The following table sets forth certain information regarding compensation earned during the year ended December 31, 1996, and specified information with respect to the two preceding years, by Mr. Weaver, who is the only executive officer of FBA whose annual compensation from FBA or the Subsidiary Banks exceeded $100,000.
         James F. Dierberg became the Chief Executive Officer and President of the Company on January 2, 1995, and Allen H. Blake became the Company's Chief Financial Officer on September 30, 1994, and the Secretary on December 1, 1994. Neither Mr. Dierberg nor Mr. Blake receives any compensation directly from either the Company or the Subsidiary Banks. The Company has entered into various contracts with First Banks, of which Messrs. Dierberg and Blake are directors and executive officers, pursuant to which services are provided to the Company and the Subsidiary Banks (see "Compensation Committee Interlocks and Insider Participation" for additional information regarding contracts with First Banks).


           SUMMARY COMPENSATION TABLE FOR YEAR ENDED DECEMBER 31, 1996
                                                        Salary (1)                   All Other Compensation (2)
        Name and Principal Position            Year                     Bonus
-------------------------------------------- --------- ------------- ------------    ---------------------------
David F. Weaver,  Executive Vice President;    1996       $86,875       $20,625                 $2,172
Chairman  of  the  Board,  Chief  Executive
Officer and President of BankTEXAS N.A.        1995       107,500          0                     3,225

                                               1994       107,500          0                       538

(1) The total of all other annual compensation for each of the named officers is less than the amount required to be reported, which is the lesser of (a) $50,000 or (b) ten percent (10%) of the total of the annual salary and bonus paid to that person.
(2) All items reported are FBA's matching contributions to the 401(k) Plan for the year indicated.

         FBA has omitted from this Report tables which would disclose information regarding stock options granted during 1996, stock options exercised during 1996 and long term incentive plan awards. No options were granted to or exercised by executive officers in 1996, and FBA does not have a long term incentive plan.

Director Compensation
         Directors who are not officers of FBA or First Banks (Messrs. Crocco and Story) were paid fees for their service as directors in 1996, consisting of an annual retainer of $7,500, a fee for each meeting of the Board of Directors attended of $3,000 and a fee of $500 for each committee meeting attended, and they also participate in the 1993 Directors' Stock Bonus Plan (the "Stock Bonus Plan"). The Stock Bonus Plan provides for an annual grant of 500 shares of Common Stock to each non-employee director of FBA. Future grants would apply equally to current directors and to any individual who becomes a director of FBA in the future. The maximum number of shares that may be issued will not exceed 16,666 shares, and the plan will expire on July 1, 2001. Directors' compensation expense of $27,000 was incurred in 1996 in connection with the Stock Bonus Plan.
         None of the four directors of FBA who are also executive officers of First Banks (Messrs. Dierberg, Blake, Turkcan and Williams) receives any compensation from FBA or the Subsidiary Banks for service as a director, nor do they participate in any compensation plan of FBA or the Subsidiary Banks. First Banks, of which Messrs. Dierberg, Blake, Turkcan and Williams are executive officers and Messrs. Dierberg and Blake are directors, provides various services to FBA and the Subsidiary Banks for which it is compensated (see "Compensation Committee Interlocks and Insider Participation").

Compensation Committee Interlocks and Insider Participation
         Messrs. Dierberg and Blake, who are executive officers of FBA but do not receive any compensation for their services as such, are also members of the board of directors and executive officers of First Banks. Mr. Blake is also a director and executive officer of First Commercial Bancorp, Inc., a majority-owned subsidiary of First Banks. Neither First Banks, Inc. nor First Commercial Bancorp has a compensation committee, but each board of directors performs the functions of such a committee. Except for the foregoing, no executive officer of FBA served during 1996 as a member of the Compensation Committee, or any other committee performing comparable functions, or as a director, of another entity any of whose executive officers or directors served on FBA's Compensation Committee.
         After First Banks became the largest stockholder of FBA in 1994, FBA began purchasing certain services and supplies from or through First Banks, and such purchases will continue in the future. The Subsidiary Banks have approved data processing, management and federal funds agency agreements with First Banks. Under the data processing agreements, a subsidiary of First Banks provides data processing and various related services to FBA. The fees for such services are significantly lower than FBA previously paid a non-affiliated vendor. The management agreements provide that FBA will compensate First Banks on an hourly basis for its use of personnel for various functions including internal auditing, loan review, income tax preparation and assistance, accounting, asset/liability and investments services, loan servicing and other management and administrative services. Hourly rates for such services compare favorably with those for similar services from unrelated sources, as well as the internal costs of FBA personnel which were used previously, and FBA estimates that the aggregate cost for the services will be significantly more economical than those previously incurred by FBA. Pursuant to the federal funds agency agreement, First Banks assists FBA in its federal funds investments. Total fees paid under these agreements were approximately $997,000 in 1996 and $796,000 in 1995.

         The Subsidiary Banks participate in loans with other bank affiliates of First Banks; as of December 31, 1996, $21.4 million of purchased loan participations and $26.7 million of sold loan participations were outstanding. Loans are purchased and sold at prevailing interest rates and terms at the time of such transactions and in accordance with the credit standards and policies of the purchasing entity.
         FBA borrowed $14 million from First Banks in November 1996 to fund the acquisition of Sunrise Bank; see Note 7 in the Consolidated Financial Statements incorporated herein by reference.

Employee Benefit Plans
         FBA maintains various employee benefit plans. Directors are not eligible to participate in such plans except the 1990 Stock Option Plan and the 1993 Directors' Stock Bonus Plan unless they are also employees of FBA or one of its subsidiaries. Although Messrs. Blake and Dierberg are executive officers, they are not participants in any employee benefit plans of FBA.
         Pension Plan. The Employees Retirement Plan (the "Pension Plan") is a noncontributory, defined benefit plan for all eligible officers and employees of FBA and its subsidiaries. Benefits under the Pension Plan are based upon annual base salaries and years of service and are payable only upon retirement or disability and, in some instances, at death. An employee is eligible to participate in the Pension Plan after completing one year of employment if he or she was hired before attaining age 60, is at least 21 years of age and worked 1,000 hours or more in the first year of employment. A participant who has fulfilled the eligibility and tenure requirements will receive, upon reaching the normal retirement age of 65, monthly benefits based upon average monthly compensation during the five consecutive calendar years out of his or her last ten calendar years that provided the highest average compensation.
         During 1994, the Company discontinued the accumulation of benefits under the Pension Plan. While the Pension Plan will continue in existence and provide benefits which have been accumulated, no additional benefits have accrued to participants since 1995, and no new participants will become eligible for benefits thereunder.

         The following table sets forth, based upon certain assumptions, the approximate annual benefits payable under the Pension Plan at normal retirement age to persons retiring with the indicated average base salaries and years of credited service:

       Remuneration (1)                                Years of Credited Service (2)
-------------------------------- --------------------------------------------------------------------------
                                     10           15          20           25          30           35
         $100,000                  $14,700     $22,050      $29,400     $36,750      $44,100     $51,450
         $150,000 (3)               22,200      33,300       44,400      55,500       66,600      77,700

(1) Benefits payable under the Pension Plan are determined based on compensation levels prior to the discontinuance of the accumulation of benefits in 1994.
(2) Benefits shown are computed based on straight life annuities with a 10-year guarantee and are not subject to deduction for social security, but are subject to withholding for federal income tax purposes.
(3) Maximum annual retirement income of $120,000 is permitted under the Internal Revenue Code, as amended; the maximum compensation allowed for retirement benefit computations is $150,000. As of December 31, 1996, Mr. Weaver was credited with eight years of service under the Pension Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management
         The following table sets forth, as of March 18, 1997, certain information with respect to the beneficial ownership of Common Stock and Class B Common Stock by each person known to the Company to be the beneficial owner of more than five percent of the outstanding shares of either class of stock, by each director and executive officer and by all executive officers and directors as a group:

       Title of            Name of Beneficial Owner       Number of Shares and Nature of      Percent of Class
         Class                                                 Beneficial Ownership
------------------------ ----------------------------- -------------------------------------- -----------------
 Class B Common Stock    First Banks, Inc.                       2,500,000 (1)(2)                   100
                         135 N. Meramec
                         Clayton, Missouri 63105
     Common Stock        Allen H. Blake                              1,000 (3)                       *
     Common Stock        Charles A. Crocco, Jr.                      8,772 (4)                       *
 Class B Common Stock    James F. Dierberg                       2,500,000 (1)(2)                   100
     Common Stock        Edward T. Story, Jr.                        8,682 (4)                       *
     Common Stock        Mark T. Turkcan                               200 (3)                       *
     Common Stock        David F. Weaver                             6,692 (3)                       *
     Common Stock        Donald W. Williams                          1,033 (3)                       *

                                                                      26,379                   1.9% of Common
All executive officers                                             Common Stock                    Stock
  and directors as a
    group (7 persons)                                                                         100% of Class B
                                                                 2,500,000 Class B              Common Stock
                                                                   Common Stock

 *       Less than one percent.

(1) The shares shown as beneficially owned by First Banks and James F. Dierberg comprise 100% of the outstanding shares of Class B Common Stock; for all other persons listed, the shares and percentages reflected are Common Stock. Each share of Common Stock and Class B Common Stock is entitled to one vote on matters subject to stockholder vote. All of the outstanding shares of Class B Common Stock are pledged to secure a loan to First Banks from a group of unaffiliated lenders. The related credit agreement contains customary provisions which could ultimately result in transfer of the Class B Common Stock if First Banks were to default in the repayment of the loan and such default were not cured, or other arrangements satisfactory to the lenders were not made, by First Banks.
(2) The controlling shareholders of First Banks are (i) Mary W. Dierberg and James F. Dierberg, II, trustees under the living trust of James
         F. Dierberg, II; (ii) Mary W. Dierberg and Michael James Dierberg, trustees under the living trust of Michael James Dierberg; (iii)
         Mary W.   Dierberg  and Ellen C.  Dierberg,  trustees  under the living
         trust of Ellen C.  Dierberg;  (iv)   James F. Dierberg, trustee of the
         James F. Dierberg living trust; and (v) First Trust (Mary W. Dierberg and First Bank-Missouri, Trustees) established U/I James F. Dierberg. Mr. James F. Dierberg and Mrs. Mary W. Dierberg are husband and wife, and Messrs. James F. Dierberg, II, Michael James Dierberg and Miss Ellen C. Dierberg are their children. Due to the relationships among James F. Dierberg, Mary W. Dierberg, First Bank-Missouri and the three children of James F. and Mary W. Dierberg, Mr. Dierberg is deemed to share voting and investment power over all of the outstanding voting stock of First Banks, which in turn exercises voting and investment power over the 2,500,000 shares of Class B Common Stock of FBA.
(3) Messrs. Blake, Turkcan, Weaver and Williams own directly all of the shares attributed to them in the table.
(4) With respect to Messrs. Crocco and Story, the indicated numbers of shares include shares subject to vested stock options granted under the 1990 Stock Option Plan. All of the options reflected n the table are vested and may be exercised at any time. Mr. Crocco has a vested option covering 6,666 shares; he owns directly 2,106 shares. Mr. Story has a vested option covering 6,666 shares; he owns directly 2,016 shares.

Item 13.  Certain Relationships and Related Transactions
         The Subsidiary Banks had in 1996, and may have in the future, loan transactions in the ordinary course of business with directors of FBA or their affiliates. These loan transactions have been and will be on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not involve more than the normal risk of collectibility or present other unfavorable features. During 1996, the only loans outstanding to any director or executive officer of FBA were to Mr. Story. The largest aggregate amount outstanding during 1996 was approximately $230,000, and such loans were repaid in full prior to December 31, 1996. None of the indebtedness was classified in any manner by regulatory authorities or charged-off by the Subsidiary Banks. The Subsidiary Banks do not extend credit to officers of FBA or of the Subsidiary Banks, except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles and personal credit card accounts.
         Certain of the directors and officers of FBA and their respective affiliates have deposit accounts with the Subsidiary Banks. It is the policy of the Subsidiary Banks not to permit any officers or directors of the Subsidiary Banks or their affiliates to overdraw their respective deposit accounts unless that person has been previously approved for overdraft protection under a plan whereby a credit limit has been established in accordance with the standard credit criteria of the Subsidiary Banks.

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

(b)      Reports on Form 8-K

         FBA filed a Current Report on Form 8-K on November 18, 1996. Items 2 and 7 of the Report described the acquisition of Sunrise Bank of California through a merger of that bank's parent, Sunrise Bancorp, a California corporation, with a subsidiary of FBA. Included in Item 7 of the Report are the following financial statements:

         The following consolidated financial statements for Sunrise Bancorp:

         1. Consolidated Condensed Balance Sheet as of September 30, 1996 and December 31, 1995 (unaudited).
         2. Consolidated Condensed Statement of Income for the three and nine months ended September 30, 1996 and 1995 (unaudited).
         3. Consolidated Condensed Statement of Changes in Stockholders' Equity for the nine months ended September 30, 1996 and 1995 (unaudited).
         4. Consolidated Condensed Statement of Cash Flows for the nine months ended September 30, 1996 and 1995 (unaudited).
         5. Audited Consolidated Financial Statements as of and for the years ended December 31, 1995 and 1994 and related Report of Independent Auditors.

         The following pro forma financial statements:

         1. Pro Forma Combined Condensed Balance Sheet as of December 31, 1995 (unaudited).
         2. Pro Forma Consolidated Condensed Statement of Income for the nine months ended September 30, 1996 and 1995 and for the year ended December 31, 1995 (unaudited).

(c) The index of required exhibits is included beginning on page 25 of this Report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           First Banks America, Inc.

                                           By: /s/ James F. Dierberg
                                           -------------------------
                                           James F. Dierberg
                                           Chairman of the Board,
                                           President and Chief Executive Officer
                                           March 24, 1997


                                           By: /s/ Allen H. Blake
                                           ----------------------
                                           Allen H. Blake
                                           Chief Financial Officer and Principal
                                           Accounting Officer
                                           March 24, 1997


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

              Signatures                       Title              Date
              ----------                       -----              ----

/s/ James F. Dierberg                         Director         March 24, 1997
-----------------------------
James F. Dierberg
/s/ Allen H. Blake                            Director         March 24, 1997
------------------------------
Allen H. Blake
/s/ Charles A. Crocco, Jr.                    Director         March 24, 1997
----------------------------
Charles A. Crocco, Jr.
/s/ Edward T. Story, Jr.                      Director         March 24, 1997
----------------------------
Edward T. Story, Jr.
/s/ Mark T. Turkcan                           Director         March 24, 1997
----------------------------
Mark T. Turkcan
/s/ Donald W. Williams                        Director         March 24, 1997
---------------------------
Donald W. Williams

                                INDEX TO EXHIBITS


EXHIBIT NUMBER                                DESCRIPTION
--------------------------------------------------------------------------------

         3(a) Restated Certificate of Incorporation of the Company effective August 31, 1995 (filed as Exhibit 3(a) to Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).
         3(b) Amended and Restated Bylaws of the Company (as amended April 21, 1995) (filed as Exhibit 3(b) to Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference).
         4(a)           Specimen Stock  Certificate  for Common Stock (filed as
                        Exhibit 1.01 to the Company's Amendment No. 1  to  Form
                        8-A   on   Form  8,  dated  September  4,  1987,    and
                        incorporated herein by reference).
        10(a)* BancTEXAS Group Inc. 1990 Stock Option Plan (as amended July 22, 1993) (filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference).
        10(b)* 1993 Directors' Stock Bonus Plan (filed as Exhibit 10(k) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).
        10(c)           Stock Purchase and  Operating  Agreement  by and between
                        First  Banks,  Inc., a Missouri   Corporation  and  the
                        Company, dated May 19, 1994 (filed as Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).
        10(d)*          Management  Agreement by and between First Banks,   Inc.
                        and BankTEXAS N.A.,  dated November 17,  1994  (filed as
                        Exhibit 10(h) to the Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

        10(e)*          Data Processing Agreement by and between FirstServ, Inc.
                        a  subsidiary of First Banks, Inc.) and BankTEXAS  N.A.,
                        dated  December 1, 1994 (filed as Exhibit  10(i) to  the
                        Annual Report  on Form  10-K for the year ended December
                        31,  1994 and  incorporated  herein by reference).
        10(f)*          Financial Management Policy by and between First  Banks,
                        Inc.  and the  Company,  dated September 15, 1994 (filed
                        as Exhibit  10(j) to the Annual Report on Form 10-K  for
                        the year ended December 31, 1994 and incorporated herein
                        by reference).
        10(g)*          Federal  Funds Agency  Agreement  by and  between First
                        Banks,  Inc. and the Company,  dated September  15, 1994
                        (filed as Exhibit  10(k) to the Annual  Repor t on  Form
                        10-K  for   the   year   ended   December 31, 1994  and
                        incorporated herein by reference).
        10(h)*          Funds Management Policy by and between First Banks, Inc.
                        and  BancTEXAS,  N.A.,  dated September  15, 1994 (filed
                        as Exhibit  10(l) to the Annual Report on Form 10-K  for
                        the  year  ended  December 31,  1994  and  incorporated
                        herein by reference).
        10(i)*          Revolving Credit Agreement dated October 31, 1996 by and
                        between  the  Company and First  Banks,  Inc.  (filed as
                        Exhibit  10(k) to the Company's  Current  Report on Form
                        8-K dated November 18, 1996 and  incorporated  herein by
                        reference).
        10(j)*          Management  Services  Agreement  by  and  between  First
                        Banks,  Inc.   and  Sunrise  Bank  of  California dated
                        December 16, 1996--filed herewith.
        10(k)*          Service  Agreement  by  and between  FirstServ, Inc. and
                        Sunrise Bank of California (relating to data processing
                        services) dated November 21, 1996--filed herewith.
        10(l)*          Federal  Fund  Agency  Agreement  by  and  between First
                        Banks,  Inc . and  Sunrise   Bank  of  California  dated
                        November 19, 1996--filed herewith.
        10(m)*          Funds Management Policy by and between First Banks, Inc.
                        and Sunrise Bank of California dated November 19, 1996--
                        filed herewith.
          13            1996    Annual   Report   to   Stockholders   --   filed
                        herewith.  Portions  not  specifically  incorporated  by
                        reference in this Report are not deemed  "filed" for the
                        purposes of the Securities Exchange Act of 1934.
          21            Subsidiaries of the Company -- filed herewith.
          23(a)         Consent of KPMG Peat Marwick LLP--filed herewith.
          27            Financial Data Schedule.


*Exhibits designated by an asterisk in this Index to Exhibits relate to management contracts and/or compensatory plans or arrangements.

                                                                 Exhibit 10(j)
                             -FIRST BANKS, INC.
                          MANAGEMENT SERVICES AGREEMENT

     This Management Services Agreement (the Agreement) is made this 16th day of December 1996, by and between Sunrise Bank of California, a California banking corporation (the Bank) and First Banks, Inc., a Missouri corporation (First Banks).

     WHEREAS First Banks is a multi-bank and thrift holding company which provides certain services to its subsidiary financial institutions on a centralized basis and is willing to provide such services to Bank, and

     WHEREAS the Bank is currently operating as a commercial and retail bank in the State of California, and desires to avail itself of such centralized services in connection with its operations.

Services to be performed:
     First Banks shall undertake to perform certain services for the benefit of the Bank, and any affiliates thereof, including, but not limited to those enumerated below. These services may be provided by employees of First Banks, any subsidiary of First Banks, or external sources retained by First Banks on behalf of the Bank and/or its affiliates. first Banks will prepare a monthly statement to the Bank indicating the nature of the services performed and the fees charged for such services.
     Services performed by employees of First Banks will be billed to the Bank on the basis of actual hours required to perform the services using standard hourly rates established for each type of service. The hourly rates in effect as of the date of this Agreement are listed in Attachment A. These rates will be reviewed periodically and adjusted as necessary to reflect First Banks current costs in delivering the services, but may only be adjusted once during any calendar year. The Bank will be provided at least ninety (90) days notice prior to any change in the hourly rates to be used The Bank may terminate this Agreement at any time if any rate increase is deemed excessive by the Banks Board of Directors.
     Services performed by employees of the Bank for the benefit of other subsidiaries of First Banks, or services performed by other subsidiaries of First Banks for the benefit of the Bank will be charged to the subsidiary receiving the service based on actual hours required to perform the services suing the same standard hourly rates as used for employees of First Banks. The subsidiary management fees statement for the amount charged for the services.
     Services provided by external sources will be charged to the Bank at First Banks cost. Services which benefit more than one subsidiary will be allocated between them using the basis deemed most appropriate for the particular service and the charge for that service. Included in the services to be provided will be the following:

  1. Lending:
         a.     Loan Review
         b.     Loan administration and support
         c.     Loan and business development
         d.     Loan servicing
         e.     Loan collection and workout
  2. Human resources:
         a.     Human resources administration
         b.     Records and compliance
         c.     Employee recruiting and training
         e.     Other human resources activities
  3. Corporate audit:
         a.     Assisting external auditors
         b.     Internal auditing
         c.     Compliance and Community Reinvestment Act assistance
         d.     Assisting examinations and replies to reports
         e.     Other audit activities

  4. General Accounting
         a.     Regulatory examinations and compliance
         b.     Income tax returns and tax audits
         c.     Estimated tax payments and tax accruals
         d.     State and local taxes
         e.     Fixed asset records and accounting
         f.     General accounting assistance
         g.     Regulatory reporting
         h.     SEC reporting and compliance
         i.     Systems and procedures
         j.     Other accounting activities
  5. Asset/liability management
  6. Investments
  7. Planning and budgets
  8. Branch administration activities
  9. Purchasing and accounts payable
 10. Preparation for and participation in meetings

     In addition, First Banks will contract for certain services to be provided to the Bank and its affiliates, which may be charged through management fees, or through separate direct charges to the Bank. These will include advertising and promotional expenses, property and liability insurance, certain external legal, audit and tax assistance, and employee benefit programs. Generally, charges for insurance and employee benefits will be made through separate statements outside the management fee structure. Charges for other items will usually be included in management fee statements.
     Travel expenses associated with performance of management services will be changed to the Bank based on the expense reports received from the employees. Travel time, or other non-productive time, will not be charged to the Bank. Activities not includable in management fees:

  1. Accounting
         a.     Parent company accounting, including:
             (1)General ledger
             (2)Accounts payable and bill paying
             (3)Consolidations and financial reporting
             (4)Regulatory reports and examinations
             (5)SEC accounting and reporting
         b. Accounting, taxes and other services performed for entities not paying management fees, such as second tier holding companies, FirstServ, Inc. and inactive corporations.
  2. Mergers and acquisitions:
         a.     Negotiations and contracts
         b.     Regulatory matters and applications
         c.     Due diligence and analysis
         d.     Operations and consolidations
         e.     Human resources and other activities

  3. Financing
         a.     Working with current or prospective lenders
         b.     Loan agreements and contracts
         c.     Due diligence and rating agencies

Expenses not includable in management fees:
     Included in First Banks expenses are various items which are not to be included in the base for calculating management fees. Among these are the following:
  1. Interest expense
  2. Amortization of deferred inter-company gains and losses
  3. Land leases for possible future bank sites
  4. Legal, accounting and advertising expenses in excess of amounts charged to the Bank and other subsidiaries on a specific basis.
  5. Contributions
  6. Amortization of purchase adjustments and excess cost
  7. Provision for income taxes

     First Banks may identify other accounts or specific expense items which are deemed inappropriate to include in the base for management fees. These may be excluded at the discretion of First Banks as identified.

Billing of fees:
     First Banks shall prepare and submit to the Bank a monthly bill for services rendered in sufficient detail to provide the Bank a basis for evaluating the cost/benefit of items charged. It shall be the responsibility of First Banks to maintain time reports, worksheets and summaries supporting the amounts billed. These will be furnished to the Bank, examiners or auditors upon request.
     Amounts billed will be payable to First Banks by either a direct charge to the Banks account at First Bank (Missouri), or, if appropriate, a credit to that account. Management fee statements will be provided to the Bank at least five working days prior to payment.

General:
     The Bank shall make available to First Banks all records, facilities and personnel necessary to enable First Banks to perform the services required. First Banks shall furnish the necessary forms and instructions to the Banks personnel. The Bank shall furnish all data, documents or input material as required, which material shall be returned to the Bank when the services are completed.
     First Banks shall give the same care to the Banks work as it gives to its own work. However, First Banks does not warrant the work free of error, and shall be liable only for First Banks own gross negligence of willful misconduct.
     The services performed under this Agreement by First Banks will be subject to the regulations and examination of the Federal or State agencies having supervisory jurisdiction over the Bank and its affiliates and First Banks to the same extent as if such services were being performed solely by Bank on its own premises. The provisions of this Agreement are subject to modification, regulation or ruling of any governmental agency having jurisdiction over the Bank or its affiliates or First Banks. Otherwise this Agreement shall be modifiable only upon written agreement of the parties thereto.
     First Banks will hold in confidence all information relating to the Banks assets, liabilities, business or affairs, or those of any of its customers, which is received by First Banks in the course of rendering the services hereunder. It will make the same effort to safeguard such information as it does to protect its own proprietary data.
     The term of the Agreement is for one year, but it shall be automatically renewable for additional periods of one year each unless the Bank shall give ninety (90) days written notice of termination prior to the end of any term.
     This Agreement shall be binding upon the parties and their successors or assigns, and may only be amended by a writing executed by both parties.

     IN WITNESS WHEREOF, the parties hereto have, by their duly authorized officers executed this Agreement this 16th day of December 1996.

SUNRISE BANK OF CALIFORNIA                  FIRST BANKS, INC.


By:/s/Donald W. Williams                    By:/s/Laurence J. Brost
   ---------------------                       --------------------
Its   President                             Its   Vice President

                                                                Exhibit 10(k)

                                SERVICE AGREEMENT
                                     BETWEEN
                        SUNRISE BANK AND FIRSTSERV, INC.


                                  ATTACHMENT 1

                              TERMS AND CONDITIONS

I.       SERVICES

         (A) FirstServ, Inc. agrees to furnish Sunrise Bank data processing and item processing services selected by Sunrise Bank from the Product and Price Schedule (Attachment 2). Additional services may be selected upon prior written notice to FirstServ, Inc. at FirstServ, Inc.'s then current list price by executing an amended Summary Page.

         (B) FirstServ, Inc. will provide conversion and training services for the fees specified from the Product and Price Schedule (Attachment 2). Classroom training in the use and operation of the system for the number of Sunrise Bank personnel mutually agreed upon in the conversion planning process will be provided at a training facility mutually agreed upon. Conversion services are those activities designed to transfer the processing of Sunrise Bank's data from it's present processing company to FirstServ, Inc..

          (C) FirstServ, Inc. will also provide Network Support Service consisting of communication line monitoring and diagnostic equipment and support personnel to discover, diagnose, repair or report line problems to the appropriate telephone company. The fee for this service is also listed from the Product and Price Schedule (Attachment 2).

          (D) FirstServ, Inc. shall upon request act as Sunrise Bank's designated representative to arrange for the purchase, and installation of data lines necessary to access the FirstServ, Inc. system. Where requested, additional dial-up lines and equipment to be utilized as a backup to the regular data lines may also be ordered. FirstServ, Inc. shall bill Sunrise Bank for the actual charges incurred for the data lines and for the maintenance of the modems and other interface devices.

II.      TERM

         The term of this Agreement shall be twelve (12) months commencing on November 21, 1996. Upon expiration, the Agreement will automatically renew for successive terms of twelve (12) months unless either party shall have provided written notice to the other at least one-hundred eighty (180) days prior to expiration, of the then current term, of its intent not to renew.

III.     SOFTWARE/FIRMWARE

         Unmodified third party software or firmware ("Software") may be supplied as part of the Agreement. All such Software shall be provided subject to Software License Agreements.

IV.      PRICE AND PAYMENT

         (A)      Fees for  FirstServ,  Inc.'s  services  are set forth from the
                  Product  and   Price   Schedule  (Attachment  2),  including
                  applicable minimum monthly charges and payment schedules for onetime fees.

         (B)      Standard   Fees   shall   be   invoiced   no  later  than  the
                  fifteenth (15th) of each month for the then current month.

         (C) The Base Service Charge listed from the Product and Price Schedule (Attachment 2) shall not change more than once a year and then only upon six (6) months' prior written notice.

         (D) This above limitation shall not apply to Pass-thru expenses. A Pass-thru expense is a charge for goods or services by FirstServ, Inc. on Sunrise Bank's behalf which are to be billed to Sunrise Bank without mark-up.

         (E) The fees listed from the Product and Price Schedule (Attachment 2) do not include and Sunrise Bank is responsible for furnishing transportation or transmission of information between FirstServ, Inc.'s data center, Sunrise Bank's site and any applicable clearing house, regulatory agency or Federal Reserve Bank. Where Sunrise Bank has elected to have FirstServ, Inc. provide Telecommunication Services, the price for the Services will be provided and billed as a Pass-thru expense.

         (F) Network Support Service Fees and Local Network Fees are based upon services rendered from FirstServ, Inc.'s premises. Off-premise support will be provided upon Sunrise Bank's request on an as available basis at FirstServ, Inc. then current charges for time and materials, plus reasonable travel and living expenses.

V.       CLIENT OBLIGATIONS

         (A)      Sunrise  Bank  shall be  solely  responsible  for the  input,
                  transmission  or   delivery  of  all    information  and data
                  required by FirstServ, Inc. to perform the services except where Sunrise Bank has retained FirstServ, Inc. to handle
                  such  responsibilities  on its  behalf.  The data    shall be
                  provided in a format and manner approved by FirstServ, Inc.. Sunrise Bank will provide at its own expense or procure from
                  FirstServ,    Inc.   all    equipment,   computer   software,
                  communication lines and interface devices required to access the FirstServ, Inc. System. If Sunrise Bank has elected to provide such items itself, FirstServ, Inc. shall provide Sunrise Bank with a list of compatible equipment and software.

         (B)      Sunrise   Bank  shall   designate   appropriate  Sunrise  Bank
                  personnel for training in the use of the FirstServ, Inc. System, shall allow FirstServ, Inc. access to Sunrise Bank's site during normal business hours for conversion and shall cooperate with FirstServ, Inc. personnel in the conversion and implementation of the services.

         (C)      Sunrise Bank  shall  comply with any  operating   instructions
                  on the use of the FirstServ, Inc. system provided by FirstServ, Inc., shall review all reports furnished by FirstServ, Inc. for accuracy and shall work with FirstServ, Inc. to reconcile any out of balance conditions. Sunrise Bank shall determine and be responsible for the authenticity and accuracy of all information and data submitted to FirstServ, Inc.

         (D)      Sunrise Bank shall furnish, or  if FirstServ,  Inc.  agrees to
                  so   furnish,  reimburse  FirstServ, Inc. for courier services
                  applicable to the services requested.

VI.      GENERAL ADMINISTRATION

         FirstServ, Inc. is continually reviewing and modifying the FirstServ, Inc. system to improve service and to comply with federal government regulations applicable to the data utilized in providing services to Sunrise Bank. FirstServ, Inc. reserves the right to make changes in the service, including, but not limited to operating procedures, security procedures, the type of equipment resident at and the location of FirstServ, Inc.'s data center. FirstServ, Inc. will provide Sunrise Bank under this contract as follows: at least sixty (60) days prior written notice of changes in procedures or reporting and at least six
         (6) months prior written notice of changes in service costs.

VII.     CLIENT CONFIDENTIAL INFORMATION

         (A) FirstServ, Inc. shall treat all information and data relating to Sunrise Bank business provided to FirstServ, Inc. by Sunrise Bank, or information relating to Sunrise Bank's Customers, as confidential and shall safe-guard Sunrise Bank's information with the same degree of care used to protect FirstServ, Inc.'s confidential information. FirstServ, Inc. and Sunrise Bank agree that master and transaction data files are owned by and constitute property of Sunrise Bank. Sunrise Bank data and records shall be subject to regulation and examination by State and Federal supervisory agencies to the same extent as if such information were on Sunrise Bank's premises. FirstServ, Inc.'s obligations under this Section VII shall survive the termination or expiration of this Agreement.

        (B) FirstServ, Inc. shall maintain adequate backup procedures including storage of duplicate record files as necessary to reproduce Sunrise Bank's records and data. In the event of a service disruption due to reasons beyond FirstServ, Inc.'s control, FirstServ, Inc. shall use diligent efforts to mitigate the effects of such an occurrence.

VIII.     FIRSTSERV, INC. CONFIDENTIAL INFORMATION

         (A) Sunrise Bank shall not use or disclose to any third persons any confidential information concerning FirstServ, Inc.. FirstServ, Inc. confidential information is that which relates to FirstServ, Inc.'s software, research, development, trade secrets or business affairs including, but not limited to, the terms and conditions of this Agreement but does not include information in the public domain through no fault of Sunrise Bank. Sunrise Bank obligations under this Section VIII shall survive the termination or expiration of this Agreement.

         (B) FirstServ, Inc.'s system contains information and computer software which is proprietary and confidential information of FirstServ, Inc., its suppliers and licensers. Sunrise Bank agrees not to attempt to circumvent the devices employed by FirstServ, Inc. to prevent unauthorized access to the FirstServ, Inc.'s System.


IX.      WARRANTIES

         FirstServ, Inc. will accurately process Sunrise Bank's work provided that Sunrise Bank supplies accurate data and follows the procedures described in FirstServ, Inc.'s User Manuals, notices and advises. FirstServ, Inc. personnel will exercise due care in the processing of Sunrise Bank's work. In the event of an error caused by FirstServ, Inc.'s personnel, programs or equipment, FirstServ, Inc. shall correct the data and/or reprocess the affected report at no additional cost to Sunrise Bank.

X.       LIMITATION OF LIABILITY

         IN NO EVENT SHALL FIRSTSERV, INC. BE LIABLE FOR LOSS OF GOODWILL, OR FOR SPECIAL, INDIRECT, INCIDENTAL OR CONSEQUENTIAL DAMAGES ARISING FROM SUNRISE BANK'S USE OF FIRSTSERV, INC.'S SERVICES, OR FIRSTSERV, INC.'S SUPPLY OF EQUIPMENT OR SOFTWARE, REGARDLESS OF WHETHER SUCH CLAIM ARISES IN TORT OR IN CONTRACT. FIRSTSERV, INC.'S AGGREGATE LIABILITY FOR ANY AND ALL CAUSES OF ACTION RELATING TO SERVICES SHALL BE LIMITED TO THE TOTAL FEES PAID BY SUNRISE BANK TO FIRSTSERV, INC. IN THE THREE
         (3) MONTH PERIOD PRECEDING THE DATE THE CLAIM ACCRUED. FIRSTSERV, INC.'S AGGREGATE LIABILITY FOR A DEFAULT RELATING TO EQUIPMENT OR
         SOFTWARE SHALL BE LIMITED TO THE AMOUNT PAID FOR THE EQUIPMENT OR SOFTWARE.

XI.      PERFORMANCE STANDARDS

         (A) On-Line Availability-FirstServ, Inc.'s standard of performance shall be on-line availability of the system 98% of the time that it is scheduled to be so available over a three month period (the "Measurement Period"). Actual on-line performance will be calculated monthly by comparing the
                  number  of   hours  which  the  system  was scheduled  to  be
                  operational on an on-line basis with the number of hours, or a portion thereof, it was actually operational on an on-line basis. Downtime may be caused by operator error, hardware malfunction or failure, or environmental failures such as loss of power or air conditioning. Downtime caused by reasons beyond FirstServ, Inc.'s control should not be considered in the statistics.

        (B) Report Availability - FirstServ, Inc.'s standard of performance for report availability shall be that, over a three (3) month period, ninety-five percent (95%) of all Critical Daily Reports shall be available for remote printing on time without significant errors. A Critical Daily Report shall mean priority group reports which FirstServ, Inc. and Sunrise Bank have mutually agreed in writing are necessary to properly account for the previous day's activity and properly notify Sunrise Bank of overdraft, NSF or return items. A Significant error is one which impairs Sunrise Bank's ability to properly account for the previous days activity and/or properly account for overdraft, NSF or return items. Actual performance will be calculated monthly by comparing the total number of Sunrise Bank reports scheduled to be available from FirstServ, Inc. to the number of reports which were available on time and without error.

        (C)       Exclusive   Remedy - In  the  event  that  FirstServ,  Inc.'s
                  performance fails to meet the standards listed above and such failure is not the result of a Sunrise Bank error or omission, Sunrise Bank's sole and exclusive remedy for such default shall be the right to terminate this Agreement in accordance with the provisions of this paragraph. In the event that FirstServ, Inc. fails to achieve any Performance Standards, alone or in combination, for the prescribed measurement period, Sunrise Bank shall notify FirstServ, Inc. of its intent to terminate this agreement if FirstServ, Inc. fails to restore performance to the committed levels. FirstServ, Inc. shall advise Sunrise Bank promptly upon correction of the system deficiencies (in no event shall corrective action exceed sixty (60) days from the notice date) and shall begin an additional measurement period. Should FirstServ, Inc. fail to achieve the required Performance Standards during the remeasurement period, Sunrise Bank may terminate this Agreement and FirstServ, Inc. shall cooperate with Sunrise Bank to achieve an orderly transition to Sunrise Bank's replacement processing system. Sunrise Bank may also terminate this Agreement if FirstServ, Inc.'s performance for the same standard is below the relevant performance standard for more than two (2) measurement periods in any consecutive twelve (12) months or for more than five (5) measurement periods during the term of this agreement. During the period of transition, Sunrise Bank shall pay only such charges as are incurred for monthly fees until the date of deconversion. FirstServ, Inc. shall not charge Sunrise Bank for services relating to Sunrise Bank's deconversion.

XII.     DISASTER RECOVERY

         (A)      A Disaster shall  mean  any  unplanned   interruption  of the
                  operations of or  inaccessibility to the FirstServ,  Inc. data
                  center   which   appears  in   FirstServ,   Inc.'s reasonable
                  judgement to require relocation of processing to an alternative site. FirstServ, Inc. shall notify Sunrise Bank as soon as possible after it deems a service outage to be a Disaster. FirstServ, Inc. shall move the processing of Sunrise Bank's standard on-line services to an alternative processing center as expeditiously as possible. Sunrise Bank shall maintain adequate records of all transactions during the period of service interruption and shall have personnel available to assist First Serv, Inc. in implementing the switchover to the alternative processing site. During a Disaster, optional or on-request services shall be provided by FirstServ, Inc. only to the extent that there is adequate capacity at the alternate center and only after stabilizing the provision of base on-line services.

         (B) FirstServ, Inc. shall work with Sunrise Bank to establish a plan for alternative data communications in the event of a Disaster. Sunrise Bank shall be responsible for furnishing any additional communications equipment and data lines required under the adopted plan.

         (C) FirstServ, Inc shall test its Disaster Recovery Services Plan by conducting one annual test. Sunrise Bank agrees to participate in and assist FirstServ, Inc. with such testing. Test results will be made available to Sunrise Bank's regulators, internal and external auditors, and (upon request) to Sunrise Bank's insurance underwriters.

         (D) Sunrise Bank understands and agrees that the FirstServ, Inc. Disaster Recovery Plan is designed to minimize but not eliminate risks associated with a Disaster affecting
                  FirstServ, Inc.'s data center. FirstServ, Inc. does not warrant that service will be uninterrupted or error free in the event of a Disaster. Sunrise Bank maintains responsibility for adopting a disaster recovery plan relating to disasters affecting Sunrise Bank's facilities and for securing business interruption insurance or other insurance as necessary to properly protect Sunrise Bank's revenues in the event of a disaster.

XIII.    TERMINATION OR EXPIRATION

         (A) In the event that Sunrise Bank is thirty (30) days in arrears in making any payment required, or in the event of any other material default by either FirstServ, Inc. or Sunrise Bank in the performance of their obligations, the affected party shall have the right to give written notice to the other of the default and its intent to terminate this Agreement stating with reasonable particularity the nature of the claimed default. This Agreement shall terminate if the default has not been cured within a reasonable time with a minimum being thirty (30) days from the effective date of the notice.

         (B) Upon the expiration of this Agreement, or its termination due to FirstServ, Inc.'s business termination, FirstServ, Inc. shall furnish to Sunrise Bank such copies of Sunrise Bank's data files as Sunrise Bank may request in machine readable format form along with such other information and assistance as or is reasonable and customary to enable Sunrise Bank to deconvert from the FirstServ, Inc. system. Sunrise Bank shall reimburse FirstServ, Inc. for the production of data records and other services at FirstServ, Inc.'s current fees for such services.

XIV.     INSURANCE

         FirstServ, Inc. carries Comprehensive General Liability insurance with primary limits of two million dollars, Commercial Crime insurance covering Employee Dishonesty in the amount of fifteen million dollars, all-risk replacement cost coverage on all equipment used at FirstServ, Inc.'s data center and Workers Compensation coverage on FirstServ, Inc. employees wherever located in the United States.

XV.      GENERAL

         (A) This Agreement is binding upon the parties and their respective successors and permitted assigns. Neither party may assign this Agreement in whole or in part without the consent of Sunrise Bank and/or FirstServ, Inc., and provided further that FirstServ, Inc. may subcontract any or all of the services to be performed under this Agreement. Any such subcontractors shall be required to comply with all of the applicable terms and conditions of this Agreement.

        (B) The parties agree that, in connection with the performance of their obligations hereunder, they will comply with all applicable Federal, State, and local laws including the laws and regulations regarding Equal Employment Opportunities.

        (C) FirstServ, Inc. agrees that the office of Thrift Supervision, FDIC,or other authority will have the authority and responsibility provided to the other regulatory agencies pursuant to the Bank Service Corporation Act, 12 U.S.C. 1867
                  (C)relating to service performed by contract or otherwise. First Serv, Inc also agrees that its services shall be subject to oversight by the O.C.C., FDIC or state banking departments as may be applicable under laws and regulations pertaining to Sunrise Bank's charter.

       (D) Neither party shall be liable for any errors, delays or non-performance due to events beyond its reasonable control including, but not limited to, acts of God, failure or delay of power or communications, changes in law or regulation or other acts of governmental authority, strike, weather conditions or transportation.

       (E) All written notices required to be given under this Agreement shall be sent by Registered or Certified Mail, Return Receipt Requested, postage prepaid, or by confirmed facsimile to the persons and at the addresses listed below or to such other address or person as a party shall have designated in writing.

       (F) The failure of either party to exercise in any respect any right provided for herein shall not be deemed a waiver of any rights.

       (G) Each party acknowledges that is has read this Agreement, understands it, and agrees that it is the complete and exclusive statement of the Agreement between the parties and supersedes and merges any prior or simultaneous proposals, understandings and all other agreements with respect to the subject matter. This Agreement may not be modified or altered except by a written instrument duly executed by both parties.

         Sunrise Bank                          FIRSTSERV, INC.
         Five SierraGate Plaza                 One First Missouri Center
         Roseville, California 95678           St. Louis,Missouri 63141

         BY: /s/Don Williams.                  BY: /s/Thomas A. Bangert
             ----------------                      --------------------
                Don Williams                          Thomas A. Bangert
                President                             Chairman


                                  ATTACHMENT 2

                           PRODUCT AND PRICE SCHEDULE


                                                                                             MONTHLY
                                                      VOLUME            PRICE                  FEES
                                                      ------            -----                  ----

BASE SERVICES:                                                                             $15,000.00


Deposit and Loan Accounts                              10,000      Base    .45 (Above Base)

Transactions                                          300,000                   Base      .01 (Above Base)

Network Management                                                          50  Base      (Per Device)
                                                                                         5.00 (Above Base)

POD and Transmission                                  300,000                   Base      .01 (Above Base)

Inclearing and Transmission                            50,000                   Base      .01 (Above Base)

Statements (Per Account)
         DDA                                            5,000                   Base      .30 (Above Base)
         Savings                                        1,000                   Base       05 (Above Base)
         Time                                           2,000                   Base      .02 (Above Base)
         Loan                                           2,000                   Base      .10 (Above Base)
         Deposit Support                               10,000                   Base      .30 (Above Base)
         General Ledger                                                         Base


         Network                                    Pass-thru
         Telecommunications                         Pass-thru
         ATM's                                      Pass-thru




TOTAL BASE SERVICES FEES:                                                                  $15,000.00

Conversion and Training Fee (One Time Fee)                                                 $25,000.00
(Does not include travel and related expenses)


                                    SERVICES


* ACCOUNT ANALYSIS                              * SAVINGS

* ACH PROCESSING                                * SERVICE CHARGE MODELING

* ACCOUNT RECONCILIATION                        * SWEEP ACCOUNTING

* AUDIT CONFIRMATIONS                           * TAPE GENERATION FOR COUPON
                                                  BOOKS

* CERTIFICATES OF DEPOSITS                      * TAPE GENERATION FOR CREDIT
                                                  BUREAU

* COMMERCIAL LOANS                              * TELECOMMUNICATIONS (Fee
                                                  Applicable)

* COMBINED STATEMENTS                           * ATM SERVICES (Fee Applicable)

* CONSUMER LOANS                                * AUDIT SYSTEM

* CUSTOM STATEMENT FORMATS                      * TELLER

* CUSTOMER INFORMATION FILE (CIF)               * CORPORATE CASH MANAGEMENT

* DEMAND DEPOSIT ACCOUNTING                     * LOAN COLLECTION SYSTEM

* FINANCIAL MANAGEMENT SYSTEM (G/L)             * LOAN DOCUMENT PREPARATION
                                                  SYSTEM

* HOST DISASTER RECOVERY BACK-UP                * MARKETING CIF (MCIF)

* LINES OF CREDIT                               * OPTICAL STORAGE & RETRIEVAL
                                                  SYSTEM

* MORTGAGE LOANS                                * QUERY REPORT WRITER

* NETWORK SUPPORT (Fee Applicable)              * REGULATORY COMPLIANCE
                                                  MONITORING SYSTEM
* ON-LINE NSF/OD RETURN PROCESSING
* REPORT DISTRIBUTION SYSTEM                    * SAFE DEPOSIT BOX SYSTEM

* RETIREMENT PROCESSING                         * SENDERO-ASSET/LIABILITY
                                                  MANAGEMENT SYSTEM

* INCLEARING PROCESSING                         * VOICE RESPONSE SYSTEM

* PROOF/CAPTURE                                 * WIRE TRANSFERS

* STATEMENT RENDERING                           * CARD MANAGEMENT SERVICES

* BULK FILE CYCLE SORT                          * NOW RECLASSIFICATION

                                                                 Exhibit 10(l)
                                  FEDERAL FUNDS
                                AGENCY AGREEMENTS


This agreement between First Bank (the Agent), and Sunrise Bank of California (the Bank) is to be in effect until canceled or amended, and establishes the procedures and conditions by which the Agent will arrange for the purchase or sale of Federal Funds for the Bank.


        1. The funds of the Bank will be bought or sold to one or more of the banks on the attached list with a minimum of $25,000. and in increments of $25,000. A list of specific banks to which the Bank's funds were sold is available upon request. The Agent is functioning only in an agency capacity, and shall not be liable to the Bank if the funds or interest are not repaid at maturity; that is to say the Agent assumes no credit risk regarding the repayment of funds upon maturity.

        2. The trade will be for one business day, observing the same holidays that are observed by the Federal Reserve Bank of St. Louis.

        3. The principal on the settlement date and the principal and interest on the maturity date will be debited or credited as appropriate to the Bank's demand deposit account at First Bank. The Agent will confirm the Bank's order daily with a trade confirmation mailed to the Bank. Each business day, the Agent will buy or sell the same amount of the Banks Federal Funds as was bought or sold the previous day unless the Agent receives notice from the Bank by 2:00 PM central time to change the total Federal Funds order.

        4. Under normal circumstances, our resale of your funds in the funds market, as your agent, will not exceed the Bank's concentration of funds limit as set forth on the attached schedule.

        5. The Agent will charge the Bank a fee for each transaction of .05%, (sales), or .20% (purchases), which may be revised at a future date at the Agents discretion after giving written notice to the Bank.

Agreed this 19th day of November, 1996


FIRST BANK                                           Sunrise Bank of California


By: /s/ Edward Furman                                By: /s/Donald W. Williams
---------------------                                -------------------------
     (Agent)                                                   (Bank)

EDWARD FURMAN                                        DONALD W. WILLIAMS
Vice President                                       President

                                                                  Exhibit 10(m)
                           Sunrise Bank of California
                             FUNDS MANAGEMENT POLICY


            In connection with its normal requirements to manage liquidity, SunriseBank of California., ("THE BANK"), will enter into a variety of transactions with FIRST BANK (MISSOURI) (the "CENTRAL BANK") in which both parties will act as principal. All of the transactions referenced herein represent unsecured extensions of credit between the parties, and may include loans of portfolio securities, sales of Federal Funds, placements of deposits and purchases of certificates of deposit.

  1. Loans of securities will be subject to the terms and conditions in a "Securities Borrowing Agreement", executed by THE BANK and the CENTRAL BANK. The parties will lend their own portfolio securities only and will not lend any securities pledged to or held for the accounts of any of its customers. The parties will maintain separate records to indicate which of their portfolio securities are loaned at any time and may request a report from the contraparty verifying the individual securities held in the collateral pool.

  2. The Board of Directors of each party shall establish limits of no greater than 10% of the respective party's capital accounts for the transactions referenced by this policy. The limit shall be reviewed and approved by the Board of Directors on an annual basis, in conjunction with a review of the regularly available financial information on the contraparty. The Directors shall also consider the party's liquidity, asset-liability mix and profitability prior to establishing or renewing the limit. Board approval of this limit shall be noted in the official minutes of the board. Each party will notify the contraparty annually of any changes in limit.

  3. The Board may change this policy at any of its regularly scheduled meeting, provided that written notification is forwarded to the Chief Executive Officer of the contraparty.



        $1,200,000    11/19/96      /s/Allen H. Blake
        ----------    --------      ---------------------------
          Limit         Date        Secretary of the Board-Bank




        $5,500,000    11/19/96      /s/Josephine Gahn
        ----------    --------      ------------------------------------------
          Limit         Date        Asst. Secreatary of the Board-Central Bank

                                                                    EXHIBIT 13








                            FIRST BANKS AMERICA, INC.

                               1996 ANNUAL REPORT

                            FIRST BANKS AMERICA, INC.

                                TABLE OF CONTENTS





                                                                         Page

LETTER TO SHAREHOLDERS.................................................    1

SELECTED CONSOLIDATED AND OTHER FINANCIAL DATA.........................    2

MANAGEMENT'S DISCUSSION AND ANALYSIS...................................    3

QUARTERLY CONDENSED FINANCIAL DATA - UNAUDITED.........................    19

FINANCIAL STATEMENTS:

CONSOLIDATED BALANCE SHEETS............................................    20

CONSOLIDATED STATEMENTS OF OPERATIONS..................................    22

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY.............    23

CONSOLIDATED STATEMENTS OF CASH FLOWS..................................    24

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............................    25

INDEPENDENT AUDITORS' REPORT...........................................    43

MANAGEMENT.............................................................    44

INVESTOR INFORMATION...................................................    45

To Our Shareholders, Customers and Friends:

We are pleased to report First Banks America, Inc. has recorded earnings of $1.57 million, or $0.40 per share, for the year ended December 31, 1996, in comparison to a net loss of $3.82 million, or $0.94 per share, for 1995.

The return to profitability for FBA marks a new era for a company which has endured financial difficulties for many years. The return to profitability is attributable to the restructuring of the Company's operations; the investment securities portfolio, which was completed during 1995 and the current emphasis on repositioning the loan portfolio. With the restructuring process complete and core operations producing positive results, the Company's primary focus shifted toward increasing its business development efforts to small and middle market businesses, conducted through its expanding corporate banking group and its delivery of traditional banking products to the growing base of retail customers.

Reflective of this process, First Banks America's net interest income improved to $11.45 million, or 4.21% of average earning assets, from $11.21 million, or 3.90% of average earning assets, for 1995. The provision for possible loan losses was $1.25 million for the year ended December 31, 1996, compared to $5.83 million for 1995. The decrease for 1996 is largely the result of a special provision taken during the third quarter of 1995 after management conducted an extensive review of the entire loan portfolio, which revealed a downward trend in the asset quality of the indirect automobile loan portfolio. In addition, noninterest expense decreased to $9.48 million for 1996, in comparison to $11.16 million for the same period in 1995.

To augment the development of its banking franchise, the Company has placed emphasis upon acquiring other financial institutions as a means to enhance our presence in a given market, expand the extent of a market area, or enter new or noncontiguous market areas. Consistent with this acquisition strategy, we are pleased to report that on November 1, 1996, First Banks America completed its acquisition of Sunrise Bank of California. At the time of the transaction, Sunrise had $110.8 million in total assets; $45.5 million in cash and cash equivalents and investment securities; $61.1 million in total loans, net of unearned discount; and $91.1 million in total deposits. Sunrise operates as a subsidiary of FBA and conducts its business through two banking locations in Roseville and Citrus Heights, California, and one loan production office in San Francisco, California.

We remain confident that current activities, including the emphasis placed on the expansion of our corporate banking function, the cross selling activities instituted to the growing base of retail customers, and the entry into the new market area, will provide First Banks America the opportunity to improve its return to shareholders.

I would like to take this opportunity to extend our sincerest appreciation for the dedication of our employees, the loyalty of our customers and the support of our shareholders. It is our pledge to each of you that First Banks America will maintain the momentum we have established toward meeting our long-term objective of progressive and profitable growth.

Sincerely,



James F. Dierberg
Chairman of the Board, President
   and Chief Executive Officer

                 Selected Consolidated and Other Financial Data


     The following table presents selected consolidated financial information for First Banks America, Inc. and subsidiaries (FBA or the Company) for each of the years in the five-year period ended December 31, 1996. The 1996 information includes the financial position and results of operations of Sunrise Bank of California for the period subsequent to its date of acquisition on November 1, 1996.

                                                                        Year ended December 31,
                                                                        -----------------------
                                                         1996         1995         1994         1993         1992
                                                         ----         ----         ----         ----         ----
                                                         (dollars expressed in thousands, except per share data)
Income statement data:
    Interest income                                $    21,446       22,427       22,649       21,966        24,735
    Interest expense                                     9,993       11,218       11,072        9,750        11,229
    Net interest income                                 11,453       11,209       11,577       12,216        13,506
    Provision for possible loan losses                   1,250        5,826        1,258          490           507
    Net income (loss)                                    1,569       (3,820)        (905)         219         1,064

Per share data:
    Earnings (loss) per common share                       .40         (.94)        (.38)         .14           .69
    Dividends paid                                          --          --            --           --            --
    Average common stock and common stock
      equivalents outstanding (in thousands)             3,915        4,052        2,397        1,544         1,541

Balance sheet data:
    Total assets                                       375,182      296,583      331,790      368,608       322,769
    Loans, net of unearned discount                    241,874      192,573      203,314      167,732       174,695
    Allowance for possible loan losses                   6,147        5,228        2,756        2,637         3,044
    Deposits                                           319,806      249,263      241,570      242,897       270,730
    Note payable                                        14,000        1,054        1,054        1,054         1,066
    Stockholders' equity                                33,498       35,258       39,714       14,952        14,107
    Book value per common share                          10.84         9.22        10.26        11.46         11.02

Financial ratios:
    Return on average total assets                         .52%       (1.20)%       (.25)%        .07%          .34%
    Return on average stockholders' equity                4.48       (10.10)       (3.66)        1.49          7.90

Asset quality ratios:
    Allowance for possible loan losses
      to loans                                            2.54         2.71         1.36         1.57          1.74
    Nonperforming assets to total
      assets                                               .77          .53          .61         1.25          2.10
    Nonperforming assets to loans
      and foreclosed property                             1.19          .81          .90         2.22          3.69

Capital ratios:
    Average stockholders' equity as a percent of
      average total assets                               11.62        11.88         6.80         4.40          4.28
    Total risk-based capital ratio                        7.64        11.69        17.50         8.47          8.16
    Leverage ratio                                        5.31         8.38        11.97         4.27          4.32


General
     FBA is a registered bank holding company incorporated in Delaware. At December 31, 1996, FBA had $375.2 million in total assets; $241.9 million in total loans, net of unearned discount; $319.8 million in total deposits; and $33.5 million in total stockholders' equity. FBA operates through its two wholly owned bank subsidiaries, BankTEXAS N.A., headquartered in Houston, Texas, and Sunrise Bank of California (Sunrise Bank), headquartered in Roseville, California (Subsidiary Banks). As more fully discussed under "-- Acquisitions," Sunrise Bank was acquired by FBA on November 1, 1996.
     Through the Subsidiary Banks' six banking locations in Houston, Dallas and McKinney, Texas, and three banking locations in Roseville, Citrus Heights and San Francisco, California, FBA offers a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial and industrial, commercial and residential real estate, real estate construction and development and consumer loans. Other financial services include automatic teller machines, credit related insurance and safe deposit boxes.
     FBA's management philosophy is to centralize overall corporate policies, procedural and administrative functions and to provide operational support functions for the Subsidiary Banks. Primary responsibility for managing the Subsidiary Banks remains with its officers and directors.

     The following table lists the Subsidiary Banks at December 31, 1996:

                                                                           Loans, net of
                                        Number of             Total          unearned          Total
                                        locations             assets         discount         deposits
                                        ---------             ------         --------         --------
                                                         (dollars expressed in thousands)
     BankTEXAS N.A.                         6                $266,571        180,068           233,710
     Sunrise Bank                           3                 105,325         61,806            86,935

     On August 31, 1994, FBA issued and sold 2,500,000 shares of Class B common stock (Class B Common Stock) in a private placement in exchange for $30 million in cash. As a result of this transaction, the purchaser of the Class B Common Stock, First Banks, Inc. (First Banks), became the owner of 65.05% of the outstanding voting stock of FBA at August 31, 1994. At December 31, 1996, First Banks owned 68.82% of the outstanding voting stock of FBA and, accordingly, continues to control the management and policies of FBA and the election of its directors.
     In 1995, FBA implemented a one-for-fifteen reverse stock split, whereby each 15 shares of outstanding common stock and Class B Common Stock were converted into one share of common stock and Class B Common Stock, respectively. For consistency, the numbers of shares referred to throughout this Annual Report were restated to give effect to the reverse split.

Acquisitions
     FBA, in the development of its banking franchise, will place emphasis upon acquiring other financial institutions as a means of achieving its growth objectives to enhance its presence in a given market, expand the extent of a market area or enter new or noncontiguous market areas. FBA will enhance the franchise of an acquired entity by supplementing the marketing and business development efforts to broaden the customer bases, strengthening particular segments of the business or filling voids in the overall market coverage. In addition, the acquisition program enables FBA to further leverage the operational support services available through First Banks and provide the products and services typically available only through such a larger organization. In meeting its growth objectives under the acquisition program, FBA will utilize available cash, borrowings and the issuance of additional common stock.
     Consistent with this strategy, on November 1, 1996, FBA completed its acquisition of Sunrise Bancorp, a California corporation (Sunrise), and its wholly owned subsidiary, Sunrise Bank, a state chartered bank, in exchange for $17.5 million in cash. At time of the transaction, Sunrise had $110.8 million in total assets; $45.5 million in cash and cash equivalents and investment securities; $61.1 million in total loans, net of unearned discount; and $91.1 million in total deposits.

     Sunrise was merged into a subsidiary of FBA. Sunrise Bank operates as a wholly owned indirect subsidiary of FBA and conducts its business through two banking locations in Roseville and Citrus Heights, California and one loan production office in San Francisco, California. Through the common ownership by First Banks, Sunrise Bank is affiliated with First Banks' banking subsidiaries, including First Commercial Bank, and First Bank & Trust, which operate eight other banking locations in the greater Sacramento and San Francisco Bay areas of California.

Financial Condition and Average Balances
     FBA's average total assets were $301.5 million, $318.1 million and $363.7 million for the years ended December 31, 1996, 1995 and 1994, respectively. For 1995, total average assets decreased by $45.6 million primarily due to the decreases in loans and investment securities. For 1996, total average assets decreased by $16.6 million reflecting the continuation of the reduction in average loans and investment securities which began in 1995, partially offset by the assets provided by the acquisition of Sunrise Bank as of November 1, 1996.
     Loans, net of unearned discount, averaged $185.2 million, $205.3 million and $182.9 million for the years ended December 31, 1996, 1995 and 1994, respectively. The increase in average loans for 1995 reflects the Company's prior emphasis on indirect automobile lending. As more fully discussed under "-- Net Interest Income and Comparison of Results of Operations for 1995 and 1994," during the second quarter of 1995, FBA elected to reduce the level of originations of indirect automobile loans. Accordingly, indirect automobile loans, which initially increased from $147.7 million at December 31, 1994 to $159.5 million at June 30, 1995, has subsequently decreased to $86.6 million and $130.3 million at December 31, 1996 and 1995, respectively. At the same time, FBA expanded its corporate banking activities resulting in the increase of the commercial and real estate construction loan portfolios to $134.7 million at December 31, 1996, including the loans provided by the acquisition of Sunrise, from $41.1 million and $28.3 million at December 31, 1995 and 1994, respectively.
     Investment securities, which increased to an average of $141.7 million for the year ended December 31, 1994, have declined to an average of $59.9 million and $74.7 million for the years ended December 31, 1996 and 1995, respectively. The increase during 1994 resulted from an investment strategy which FBA implemented during 1992 whereby funds were borrowed, principally through repurchase agreements and advances from the Federal Home Loan Bank (FHLB), which were in turn used to purchase investment securities. This strategy resulted in a corresponding increase in average short-term borrowings for these same periods. As more fully discussed under "-- Net Interest Income," this strategy resulted in a declining net interest income and net interest margin.
     Recognizing the need to improve the net interest income and net interest margin, during 1994, FBA commenced the process of restructuring its investment portfolio. The restructuring process consisted initially of hedging the existing investment security portfolio in an attempt to reduce the overall interest rate risk to a more acceptable level. At the same time, FBA began disposing of securities which had greater interest rate risk and reducing the level of short-term borrowings. Remaining funds generated in this process were invested in shorter-term securities which generally have less interest rate risk. The restructuring of the investment security portfolio was completed during 1995 and resulted in a reduction in the average balance of investment securities of $67.0 million to $74.7 million from $141.7 million for the years ended December 31, 1995 and 1994, respectively. The average balance of short-term borrowings decreased by $59.3 million to $30.4 million from $89.7 million for the years ended December 31, 1995 and 1994, respectively.
     For 1996, the average balance of investment securities and notes payable and short-term borrowings decreased by $14.8 million and $24.3 million, respectively, reflecting the remaining impact of the restructuring which was completed during 1995.
     Stockholders' equity averaged $35.0 million, $37.8 million and $24.7 million for the years ended December 31, 1996, 1995 and 1994, respectively. The increase of $13.1 million during 1995, in comparison to 1994, is primarily attributable to the sale of $30.0 million of Class B Common Stock to First Banks on August 31, 1994, partially offset by the net loss of $3.8 million and the repurchase of common stock for treasury of $828,000 during the year ended December 31, 1995. For 1996, average stockholders' equity decreased by $2.8 million in comparison to 1995. The decrease for 1996 reflects the impact from the net loss incurred during the third and fourth quarters of 1995 and the continued repurchase of common stock for treasury of $2.0 million, partially offset by net income of $1.57 million.



     The  following  table  sets forth  certain  information  relating  to FBA's
average   balance   sheets,   and   reflects   the  average   yield   earned  on
interest-bearing  assets, the average cost of  interest-bearing  liabilities and the resulting net interest income for the periods indicated.

                                                                    Years ended December 31,
                                              1996                          1995                           1994
                               ----------------------------        ------------------------      -------------------------
                                            Interest                      Interest                       Interest
                                 Average    income/ Average      Average  income/  Average    Average    income/  Average
                                 balance    expense  rate        balance  expense   rate      balance    expense   rate
                                                              (dollars expressed in thousands)
Earning assets:
  Time deposits with banks   $ 19,813       1,062    5.36%     $  4,693      319    6.80%   $  5,379         269    5.00%
  Investment securities
   (2) (3)                     59,917       3,519    5.87        74,687    4,473    5.99     141,720       6,965    4.91
Federal funds sold and
 securities purchased under
 agreements to resell           7,023         371    5.28         2,961      173    5.84       4,817         219     4.55
   Loans (1) (2)              185,154      16,494    8.91       205,288   17,462    8.51     182,922      15,196     8.31
                              -------      ------               -------   ------             -------      ------
     Total earning assets     271,907      21,446    7.89       287,629   22,427    7.80     334,838      22,649     6.76
                                           ------                         ------                          ------
Nonearning assets:
  Cash and due from banks       9,653                            10,770                        9,782
  Premises and equipment        6,376                             6,522                       11,110
  Other assets                 18,305                            16,667                       10,584
  Allowance for possible
    loan losses                (4,755)                           (3,451)                      (2,607)
                              -------                           -------                       ------
     Total assets            $301,486                        $  318,137                     $363,707
                              =======                           =======                      =======
Interest-bearing liabilities:
   Interest-bearing demand and
    savings deposits         $ 81,857      2,341     2.86%   $   79,633    2,481    3.12%   $ 83,381       2,195      2.63%
   Time deposits of $100
    or more                    25,294      1,409     5.57        23,305    1,300    5.58      19,918         852      4.28
   Other time deposits        100,803      5,551     5.51        98,067    5,148    5.25      92,126       4,073      4.42
                              -------      -----                -------   ------              ------       -----
    Total interest-bearing
     deposits                 207,954      9,301     4.47       201,005    8,929    4.44      195,425     7,120      3.64
   Notes payable and
      short-term
       borrowings (3)           7,195        692     9.62        31,491    2,289     7.27      90,753     3,952      4.35
                              -------      -----                -------   ------              -------     -----
    Total interest-bearing
     liabilities              215,149      9,993     4.64       232,496   11,218     4.83     286,178    11,072      3.87
                                           -----                          ------                         ------
Non-interest-bearing
liabilities:
  Demand deposits              46,684                            44,251                       49,125
  Other liabilities             4,611                             3,584                        3,683
                              -------                           -------                      -------
   Total liabilities          266,444                           280,331                      338,986
Stockholders' equity           35,042                            37,806                       24,721
                              -------                           -------                      -------
   Total liabilities and
    stockholders' equity    $ 301,486                         $ 318,137                    $ 363,707
                              =======                           =======                      =======
Net interest income                       $11,453                        $11,209                        $ 11,577
                                           ======                         ======                          ======
Interest rate spread                                  3.25%                          2.97%                           2.89%
Net interest margin                                   4.21                           3.90                            3.46
                                                      ====                           ====                            ====

---------------
(1)         Nonaccrual loans are included in the average loan amounts.
(2)         FBA has no tax-exempt income.
(3)         Includes the effects of interest rate exchange agreements.



     The following table indicates the changes in interest income and interest expense which are attributable to changes in average volume and changes in average rates, in comparison with the same period in the preceding year. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the dollar amounts of the change in each.

                                              December 31, 1996 compared               December 31, 1995 compared
                                                 to December 31, 1995                     to December 31, 1994
                                           --------------------------------         -------------------------------
                                                                        Net                                  Net
                                            Volume        Rate        Change       Volume       Rate       Change
                                            ------        ----        ------       ------       ----       ------
                                                                (dollars expressed in thousands)
Earning assets:
   Time deposits with banks             $    795           (52)         743          (38)          88         50
   Investment securities (1) (2)            (866)          (88)        (954)      (3,790)       1,298     (2,492)
   Federal funds sold and
     securities purchased under
     agreements to resell                    213           (15)         198          (98)          52        (46)
   Loans (2)                              (1,859)          891         (968)       1,893          373      2,266
                                           -----          ----         ----        -----        -----      -----
         Total interest income            (1,717)          736         (981)      (2,033)       1,811       (222)
                                           -----          ----         ----        -----        -----      -----
Interest-bearing  liabilities:
   Interest-bearing demand
     and savings deposits                     71          (211)        (140)        (103)         389        286
   Time deposits of $100 or more             111            (2)         109          161          287        448
   Other time deposits                       145           258          403          275          800      1,075
   Notes payable and short-
     term borrowings (1)                  (3,462)        1,865       (1,597)      (3,400)       1,737     (1,663)
                                          ------        ------       ------       ------        -----     ------
         Total interest expense           (3,135)        1,910       (1,225)      (3,067)       3,213        146
                                          ------        ------       ------       ------        -----     ------
         Net interest income           $   1,418        (1,174)         244        1,034       (1,402)      (368)
                                          ======        ======       ======       ======        =====     ======

------------------------
(1)   Includes the effects of interest rate exchange agreements.
(2)   FBA has no tax-exempt income.


Net Interest Income
     The primary source of FBA's income is net interest income, which is the difference between the interest earned on assets and the interest paid on liabilities. Net interest income was $11.5 million, or 4.21% of average earning assets, for the year ended December 31, 1996, compared with $11.2 million, or 3.90% of average earning assets, and $11.6 million, or 3.46% of average earning assets, for the years ended December 31, 1995 and 1994, respectively.
     With the general increase in interest rates during 1994, FBA experienced a reduction in its interest rate spread and interest rate margin to 2.89% and 3.46% for the year ended December 31, 1994, representing a decrease of 0.61% and 0.48% as compared to 1993, respectively. As more fully described below, this trend resulted from the mismatch in the interest rate repricing characteristics of FBA's interest-earning assets in comparison to interest-bearing liabilities.
     FBA's loan portfolio, which represents its primary interest-earning asset and, accordingly, its primary source of net interest income, consists primarily of fixed rate indirect automobile loans. As interest rates began to increase during 1994, the yield on this fixed rate portfolio remained relatively constant. Furthermore, intense competition for automobile loans, particularly with nonbank entities, caused market rates to increase more slowly than interest rates in general. As more fully discussed under "-- Comparison of Results of Operations for 1995 and 1994," tightened underwriting standards within indirect automobile lending also contributed to reduced levels of new loan originations during the second half of 1995. Consequently, both the amounts and rates at which new loans were originated were less than anticipated. The combination of these factors and the continued repayments of the older loans, caused the yield on the loan portfolio to increase by only 20 basis points to 8.51% for the year ended December 31, 1995, compared with 8.31% and 8.82% for the years ended December 31, 1994 and 1993, respectively. At the same time, FBA's cost of interest-bearing deposits, the principal source of funding for the loan portfolio, increased by 80 basis points to 4.44% for the year ended December 31, 1995, from 3.64% and 3.58% for the years ended December 31, 1994 and 1993, respectively.
     Realizing the need to provide other sources of net interest income, FBA began following an investment strategy in 1992 whereby funds were borrowed, principally as advances and short-term repurchase agreements from the FHLB, which were invested in mortgage-backed securities. This generated an incremental spread, thereby enhancing income. In order to reduce the amount of interest rate exposure in this strategy, the majority of the securities acquired had adjustable rates. However, all of the adjustable rate securities acquired were based on the Eleventh District Cost of Funds Index (COFI), which by its nature is an index which generally reacts more slowly to interest rate changes than more frequently used indices. Consequently, as rates declined in 1992 and 1993, this index decreased more slowly than interest rates generally, causing the spread between these investments and the corresponding cost of funds to widen. This contributed significantly to the net interest margin for 1992. However, as the interest rate declines slowed in 1993 and rates increased in 1994, this contribution to net interest margin was substantially reduced. The following is a comparison of the yield earned on the investment portfolio and the cost of short-term borrowings for the years ended December 31, 1995 and 1994:

                                                       1995              1994
                                                       ----              ----
          Average yield on investment securities       5.99%             4.91%
          Average cost of borrowings                   7.21              4.30
                                                       ----              ----
          Interest spread                             (1.22)%             .61%
                                                       ====              ====

     Although a substantial portion of the investment portfolio was funded from other sources, this decreasing interest spread on that portion funded from short-term borrowings was a significant factor in the decline in net interest margin during 1994. Furthermore, as the investment securities portfolio increased, the portion of this portfolio which was funded with borrowed funds also increased.
     Concerned that further increases in interest rates might cause the interest spread on these securities to become negative, in September 1994, FBA began the process of restructuring its investment portfolio. The restructuring process included sales of investment securities of $48.9 million and $113.9 million, resulting in net losses of $3.0 million and $7.1 million for the years ended December 31, 1995 and 1994, respectively. While this had a substantial negative impact on results of operations for those years, it positioned FBA's investment portfolio for improved performance in future years.
     The average yield on investment securities and the average cost of borrowings for the year ended December 31, 1995 also reflects the impact of the "quasi-reorganization." As more fully discussed in "-- Note 2 to the accompanying consolidated financial statements," in accordance with the accounting provisions applicable to a quasi-reorganization, the assets and liabilities of FBA were adjusted to fair value as of December 31, 1994. This resulted in the carrying values, and therefore the prospective yield on investment securities and cost of related borrowings, being adjusted to market values at December 31, 1994.
     The culmination of FBA's efforts in repositioning its loan portfolio and the restructuring of the investment securities portfolio has resulted in an improvement of the net interest margin to 4.21% of average interest-earning assets for 1996, from 3.90% and 3.46% for 1995 and 1994, respectively. Specifically, this improvement is attributable to the increase in the average yield on the repositioned loan portfolio to 8.91% for 1996 from 8.51% for 1995. In addition, the cost of interest-bearing liabilities decreased to 4.64% for 1996 from 4.83% for 1995. This decrease in the cost of interest-bearing liabilities is primarily attributable to the reduction in short-term borrowings, which has represented a higher cost source of funds.

Comparison of Results of Operations for 1996 and 1995
     Net  Income.  Net  income for the year ended  December  31,  1996 was $1.57 million in comparison to a net loss of $3.82 for the same period in 1995. As more fully discussed below, the operating results for 1995 reflect an after-tax loss of $2.10 million incurred in connection with the restructuring of FBA's investment portfolio and a sharply higher provision for possible loan losses in comparison to 1996. As previously discussed, net interest income was $11.45 million, or 4.21% of average earning assets, for 1996, compared to $11.21 million, or 3.90% of average earning assets, for 1995.
     Provision for Possible Loan Losses. The provision for possible loan losses was $1.25 million and $5.83 million for the years ended December 31, 1996 and 1995, respectively. Net loan charge-offs were $2.67 million and $3.35 million for the years ended December 31, 1996 and 1995, respectively. The allowance for possible loan losses was $6.15 million, or 2.54% of total loans, net of unearned discount, at December 31, 1996, compared to $5.23 million, or 2.71% of total loans, at December 31, 1995. Loans which were either 90 days or more past due and still accruing interest or on nonaccrual status totaled $2.68 million and $1.07 million at December 31, 1996 and 1995, respectively, representing 1.11% and .55% of total loans at those dates. Loans which were between 30 and 89 days past due were $6.47 million, or 2.67% of total loans, net of unearned discount, at December 31, 1996 compared to $6.65 million, or 3.45% of total loans, net of unearned discount, at December 31, 1995. The provision for possible loan losses for 1995, as more fully discussed under "-- Comparison of Results of Operations for 1995 and 1994," was higher than normal in recognition of increasing loan charge-offs and delinquencies which were experienced during 1995 within the portfolio of indirect automobile loans.

     Noninterest Income and Expense. The following table summarizes  noninterest income and noninterest expense for the years ended December 31, 1996 and 1995.
                                                                                       Increase (Decrease)
                                                                                       -------------------
                                                       1996           1995           Amount         Percent
                                                       ----           ----           ------         -------
                                                                (dollars expressed in thousands)
Noninterest income (loss):
    Service charges on deposit accounts
      and customer service fees                     $ 1,507           1,458              49            3.4%
    Loan sales and servicing income                      53             159            (106)         (66.7)
    Other income                                        103           1,253          (1,150)         (91.8)
                                                     ------          ------         --------
                                                      1,663           2,870          (1,207)         (42.1)
                                                                                                     =====
    Gain (loss) on sales of securities, net             185          (2,996)          3,181
                                                     ------          ------          ------
            Total noninterest income (loss)         $ 1,848            (126)          1,974
                                                     ======          =======         ======

Noninterest expense:
    Salaries and employee benefits                  $ 3,072           4,029            (957)         (23.8)%
    Occupancy, net of rental income                     951           1,274            (323)         (25.4)
    Furniture and equipment                             613             663             (50)          (7.5)
    Federal Deposit Insurance Corporation Premiums      160             313            (153)         (48.9)
    Postage, printing and supplies                      267             303             (36)         (11.9)
    Legal, examination and professional fees          1,276           1,354             (78)          (5.8)
    Data processing                                     334             664            (330)         (49.7)
    Communications                                      421             553            (132)         (23.9)
    Losses and expenses on foreclosed property, net     146             176             (30)         (17.0)
    Other                                             2,240           1,831             409           22.3
                                                      -----          ------          -------
            Total noninterest expense               $ 9,480          11,160          (1,680)         (15.1)
                                                      =====          ======          ======          =====

     Noninterest Income. Noninterest income was $1.85 million for the year ended December 31, 1996 in comparison to a loss of $126,000 for 1995. As more fully discussed under "-- Net Interest Income and Interest Rate Risk Management," the loss in noninterest income for 1995 is attributable to the $3.00 million loss realized upon sales of investment securities.
     Service charges on deposit accounts increased by $50,000 to $1.51 million from $1.46 million for the years ended December 31, 1996 and 1995, respectively. The increase is primarily attributable to the acquisition of Sunrise Bank which generated $38,000 of service charges on deposit accounts for the period subsequent to the acquisition.
     Loan servicing fees decreased to $53,000 from $159,000 for the years ended December 31, 1996 and 1995, respectively. The decrease is due to a reduction in the amount of indirect automobile loans serviced for others.
     Other income decreased by $1.15 million to $103,000 from $1.25 million for the years ended December 31, 1996 and 1995, respectively. As more fully discussed under "-- Comparison of Results of Operations for 1995 and 1994," other income for the year ended December 31, 1995 includes a nonrecurring benefit of $179,000 from the termination of the Directors' Retirement Plan and a $802,000 nonrecurring benefit from the termination of a self-insurance trust. During 1990, FBA established a trust in lieu of purchasing officer and director liability insurance. Since coverage is now available and in place through First Banks, the trust was terminated and the funds were returned to FBA.
     Noninterest Expense. Noninterest expense decreased by $1.68 million to $9.48 million from $11.16 million for the years ended December 31, 1996 and 1995, respectively. The decrease, as more fully discussed below, is primarily attributable to cost reductions achieved through the reengineering of the Company's operations and the centralization of various functions with First Banks' systems during 1995.
     The decrease in salaries and employee benefits of $960,000 to $3.07 million from $4.03 million for the years ended December 31, 1996 and 1995, respectively, relates primarily to reductions in staff during 1995. FBA's staff was reduced to 67 full-time employees at December 31, 1995, from 142 and 162 full-time employees at December 31, 1994 and 1993, respectively.

     Occupancy expense, net of rental income, decreased by $323,000 to $951,000 from $1.27 million for the years ended December 31, 1996 and 1995, respectively. The decrease is attributable to certain leased premises which were vacated during 1995. This space previously housed various support functions, indirect dealer lending and executive management. These departments were consolidated into support functions of First Banks or relocated to other existing banking facilities of FBA.
     Data processing expenses decreased by $330,000 to $334,000 from $664,000 for the years ended December 31, 1996 and 1995, respectively. The decrease is attributable to the conversion to First Banks' data processing system in 1995 which is less expensive than the former data processing service provider.
     Offsetting the decrease in noninterest expense is an increase in other expense of $409,000 to $2.24 million from $1.83 million for the years ended December 31, 1996 and 1995, respectively. The increase is primarily attributable to the noncredit provision for possible losses within the indirect automobile dealer lending program of $842,000 in 1996. Also included in other expense are fees paid to First Banks for the various services rendered. These fees totaled $997,000 and $796,000 for the years ended December 31, 1996 and 1995, respectively.
      Income Taxes. The accompanying consolidated statement of operations reflects a deferred income tax charge of $1.00 million for the year ended December 31, 1996. This compares to a $2.08 million deferred income tax benefit for the same period in 1995. At December 31, 1996 and 1995, the accompanying consolidated balance sheets include a deferred tax asset, net of deferred tax liabilities, of $14.6 million and $13.2 million, respectively. The deferred tax asset valuation allowance was $3.4 million and $2.7 million at December 31, 1996 and 1995, respectively. FBA's management believes it is more likely than not that its operating results will be increased to a level that permits utilization of all or a substantial portion of the net deferred tax assets including utilization of net operating loss carryforwards.

Comparison of Results of Operations for 1995 and 1994
     Net Loss. Net loss for the year ended December 31, 1995 was $3.82 million in comparison to a net loss of $905,000 for the same period in 1994. As more fully discussed below, the operating results for 1995 reflect an after-tax loss of $2.1 million incurred in connection with the repositioning of FBA's investment portfolio and a sharply higher provision for possible loan losses in comparison to the preceding year. As previously discussed, net interest income was $11.21 million, or 3.90% of average earning assets, for 1995, compared to $11.58 million, or 3.46% of average earning assets, for 1994.
     Provision for Possible Loan Losses. The provision for possible loan losses was $5.83 million and $1.26 million for the years ended December 31, 1995 and 1994, respectively. Net loan charge-offs were $3.35 million and $1.14 million for the years ended December 31, 1995 and 1994, respectively. As a result of the increased provision for possible loan losses, the allowance for loan losses was $5.23 million, or 2.71% of total loans, net of unearned discount, at December 31, 1995, compared to $2.76 million, or 1.36% of total loans, at December 31, 1994. Loans which were either 90 days or more past due and still accruing interest or on nonaccrual status totaled $1.07 million at December 31, 1995, representing a relatively modest .55% of total loans at that date. However, loans which were between 30 and 89 days past due were $6.65 million, or 3.45% of total loans, net of unearned discount, at December 31, 1995, in comparison to $1.37 million, or .67% of total loans, net of unearned discount, at December 31, 1994.
     The increase in the provision for possible loan losses is attributable to the increased level of loan charge-offs and loans past due over 30 days within the indirect dealer automobile loan portfolio and management's evaluation of the quality of the overall loan portfolio. Because of the increased loan charge-offs and loans past due over 30 days, FBA conducted an extensive internal review of the reasons for the losses and increasing level of loans past due over 30 days. As a result of the review, FBA increased its collection efforts and has implemented more stringent lending practices, including regular reviews of new loans originated and strict adherence to approved policies and practices. In addition, the level of loan charge-offs is partly due to a change in the practice and timing of recording such charge-offs. Previously, FBA charged-off the remaining balance of a loan after reducing that amount by the estimated value of the collateral even if the collateral was not yet in its possession. Commencing in the second quarter of 1995, FBA charges-off a loan when it becomes 120 days or more past due, regardless of whether the collateral is in its possession. When the collateral is subsequently received, the charged-off amount is adjusted for the value of the collateral.


     Noninterest Income and Expense. The following table summarizes  noninterest income and  noninterest  expense for the years ended December 31, 1995 and 1994, respectively.
                                                                                       Increase (Decrease)
                                                                                       -------------------
                                                       1995           1994           Amount         Percent
                                                       ----           ----           ------         -------
                                                                (dollars expressed in thousands)
Noninterest income (loss):
    Service charges on deposit accounts
      and customer service fees                    $   1,458          1,596            (138)          (8.6)%
    Gains on sale of loans                               --              38             (38)           --
    Loan servicing fees                                  159            290            (131)         (45.2)
    Other income                                       1,253            572             681          119.1
                                                       -----         ------           -----
                                                       2,870          2,496             374           15.0
                                                                                                     =====
    Gain (loss) on sales of securities, net           (2,996)        (7,007)          4,011
                                                      ------         ------           -----
            Total noninterest income (loss)        $    (126)        (4,511)          4,385
                                                      ======         ======           =====

Noninterest expense:
    Salaries and employee benefits                 $   4,029          8,911          (4,882)         (54.8)%
    Occupancy, net of rental income                    1,274          1,321             (47)          (3.6)
    Furniture and equipment                              663            843            (180)         (21.4)
    Federal Deposit Insurance Corporation premiums       313            684            (371)         (54.2)
    Postage, printing and supplies                       303            554            (251)         (45.3)
    Legal, examination and professional fees           1,354          1,203             151           12.6
    Data processing                                      664            890            (226)         (25.4)
    Communications                                       553            503              50            9.9
    Losses and expenses on foreclosed property, net      176            192             (16)          (8.3)
    Other                                              1,831          1,073             758           70.6
                                                      ------         ------          ------
            Total noninterest expense              $  11,160         16,174          (5,014)         (31.0)
                                                      ======         ======          ======           ====

     Noninterest Income. Noninterest income improved to a loss of $126,000 from a loss of $4.51 million for the years ended December 31, 1995 and 1994, respectively. As more fully discussed under "-- Net Interest Income and Interest Rate Risk Management," noninterest income for 1995 and 1994 includes net losses of $3.00 million and $7.01 million, respectively, from sales of investment securities.
     Service charges on deposit accounts decreased by $138,000 to $1.46 million from $1.60 million for the years ended December 31, 1995 and 1994, respectively. The decrease is primarily attributable to FBA's decision to waive the customary service charges on deposit accounts for one month. FBA elected to waive these charges as a result of any disruption customers may have incurred during the conversion of data processing and centralization of other operating functions to First Banks' systems and procedures.
     Loan servicing fees decreased to $159,000 from $290,000 for the years ended December 31, 1995 and 1994, respectively. The decrease is due to a reduction in the amount of loans serviced for others to $8 million at December 31, 1995 from $21 million at December 31, 1994. Loans serviced for others consist of automobile loans which were sold with servicing retained by FBA. The increase in interest rates throughout 1994 and early 1995 made the sale of loans at prices acceptable to FBA difficult, and consequently the amount of such sales decreased significantly during that time. FBA's decision to reduce the overall volume of new loan originations in 1995 and retain the remaining production in its loan portfolio eliminated any further loan sales.
     Other income increased by $678,000 to $1.25 million from $572,000 for the years ended December 31, 1995 and 1994, respectively. Other income for the year ended December 31, 1995 includes a nonrecurring benefit of $179,000 from the termination of the Directors' Retirement Plan. The Directors' Retirement Plan was terminated by the Board of Directors on September 11, 1995. The income represents the nonvested portion previously expensed by FBA under the plan. In addition, other income for the year ended December 31, 1995 includes $802,000 which was previously maintained in a trust. The trust was established during 1990 and subsequently funded by FBA to provide limited protection against personal claims being taken or threatened against FBA's officers and directors as well as to provide for potential costs of litigation. Prior to FBA's affiliation with First Banks, officer and director liability insurance was not available to FBA at an economically feasible price. Considering the cost of such insurance, certain legal claims pending against FBA at that time and the potential for additional claims, FBA elected to establish and fund this trust. Since officer and director coverage is now available at a reasonable price through First Banks, the trust fund is no longer necessary and, accordingly, was terminated, at which time the funds were returned to FBA. Offsetting the increase in other income for the year ended December 31, 1995 in comparison to 1994 is a $255,000 legal settlement received and recorded as income during 1994. The legal settlement related to a lawsuit filed against the Federal Deposit Insurance Corporation (FDIC) regarding the closure of FBA's former subsidiary, BankTEXAS Dallas N.A.
     Noninterest Expense. Noninterest expense decreased by $5.0 million to $11.2 million from $16.2 million for the years ended December 31, 1995 and 1994, respectively. While there were significant expense reductions in most functional areas of FBA, the largest decrease is related to salaries and employee benefits.
     The decrease in salaries and employee benefits of $4.9 million to $4.0 million from $8.9 million for the years ended December 31, 1995 and 1994, respectively, relates primarily to reductions in staff. FBA's staff was reduced to 67 full-time employees at December 31, 1995, from 142 and 162 full-time employees at December 31, 1994 and 1993, respectively. The components of the decrease were as follows:

                                                                                          Decrease
                                                                                          --------
                                                        1995          1994         Amount        Percent
                                                        ----          ----         ------        -------
                                                                (dollars expressed in thousands)

    Salaries and wages                              $  3,022         5,346        (2,324)        (43.5)%
    Payroll taxes                                        286           418          (132)        (31.6)
    Employee benefits                                    648           980          (332)        (33.9)
    Severance benefits                                    73           430          (357)        (83.0)
    Nonrecurring benefits accruals                        --         1,737        (1,737)          --
                                                       -----         -----        ------
         Total salaries and employee benefits       $  4,029         8,911        (4,882)        (54.8)
                                                       =====         =====        ======         =====

     However, a portion of this decrease resulted from the performance of certain functions and the centralization of certain operations with First Banks for which fees were paid in lieu of direct salary and benefit payments. The Company incurred both nonrecurring costs incurred in connection with the conversion and centralization of data processing and certain operating functions to First Banks' systems and procedures and the ongoing fees paid to First Banks for management services. The management fees paid to First Banks were $796,000 and $14,000 for the years ended December 31, 1995 and 1994, respectively. This resulted in an increase in other expenses of $758,000 to $1.8 million from $1.1 million for the years ended December 31, 1995 and 1994, respectively.
     Another factor contributing to the decrease in noninterest expense was a reduction in FDIC deposit insurance premiums. On August 8, 1995, the FDIC voted to reduce the deposit insurance premiums paid by most members of the Bank Insurance Fund (BIF). The reduction in the BIF rates, which was effective June 1, 1995, reduced FBA's FDIC insurance premium expense by approximately $371,000 to $313,000 from $684,000 for the years ended December 31, 1995 and 1994, respectively. The Subsidiary Banks' deposits are insured by the BIF.
     Income Taxes. The accompanying consolidated statement of operations reflects a deferred income tax benefit of $2.08 million for the year ended December 31, 1995. This compares to a $9.5 million deferred income tax benefit for the same period in 1994. At December 31, 1995 and 1994, the accompanying consolidated balance sheets include a deferred tax asset, net of deferred tax liabilities, of $13.2 million and $11.2 million, respectively. The deferred tax asset valuation allowance was $2.7 million at December 31, 1995 and 1994. As more fully discussed in Note 8 to the consolidated financial statements, during 1994 FBA's valuation reserve was reduced to $2.7 million which contributed to the recognition of a deferred income tax benefit of $9.5 million. There were no adjustments to the deferred tax asset valuation allowance during 1995. FBA's management believes it is more likely than not that its operating results will be increased to a level that permits utilization of all or a substantial portion of the net deferred tax assets including utilization of net operating loss carryforwards.

Investment Securities
     FBA classifies the securities within its investment portfolio as held to maturity or available for sale. FBA does not engage in the trading of investment securities. As more fully described under "-- Net Interest Income" and in Note 4 of the accompanying consolidated financial statements, during 1994, management conducted a review of its investment portfolio and practices. As a result of the review, it was decided to reclassify the remaining securities within the held-to-maturity portfolio to available for sale and to substantially restructure the available-for-sale securities portfolio. As more fully described under "-- Net Interest Income" "Interest Rate Risk Management" and in Notes 1 and 14 of the accompanying consolidated financial statements, the restructuring of the investment security portfolio was completed during 1995.

Loans and Allowance for Possible Loan Losses
     Interest earned on the loan portfolio is the primary source of income for FBA. Loans, net of unearned discount, represented 64.5% of total assets as of December 31, 1996, compared to 64.9% as of December 31, 1995. As of December 31, 1996, total loans, net of unearned discount were $241.9 million, an increase of $49.3 million from $192.6 million at December 31, 1995. As previously discussed under "-- Acquisitions and Financial Condition and Average Balances," this increase is attributable to the loans provided by the acquisition of Sunrise Bank and to expanding the commercial and real estate construction and development loan portfolios, partially offset by the decrease in indirect automobile loans. For 1995, total loans, net of unearned discount, decreased by $10.7 million. The decrease was primarily attributable to indirect automobile loans, partially offset by the increase in the real estate construction and development portfolio.
     The following table shows the composition of the loan portfolio by major category and the percent of each to the total portfolio as of the dates presented:

                                                                      December 31,
                                   1996                1995                1994               1993              1992
                             ---------------      --------------    -----------------   --------------     ----------------
                             Amount    Percent    Amount   Percent   Amount    Percent  Amount   Percent   Amount    Percent
                                                        (dollars expressed in thousands)

Commercial and financial   $ 48,025     19.9%   $ 15,055     7.8%  $ 14,556     7.4%  $  7,653    5.2%  $ 11,576       6.8%
Real estate construction
  and development            44,238     18.3      26,048    13.5     13,793     7.0      9,072    6.2      7,117       4.2
Real estate mortgage         54,761     22.6      12,572     6.5     14,796     7.6     12,862    8.8     18,646      11.0
Consumer and installment,
  net of unearned discount   94,850     39.2     138,898    72.2    152,916    78.0    117,116   79.8    132,356      78.0
                            -------    -----     -------   -----    -------   ------   -------  -----    -------     -----
        Total loans,
          excluding
           loans held
             for sale       241,874    100.0%    192,573   100.0%   196,061   100.0%   146,703  100.0%   169,695     100.0%
                                       =====               =====              =====             =====                =====
Loans held for sale:
   Consumer                      --                   --              6,578             15,429             5,000
   FHA Title I Home
    Improvement                  --                   --                675              5,600                --
                            -------              -------            -------            -------            ------
        Total loans        $241,874             $192,573           $203,314           $167,732          $174,695
                            =======              =======            =======            =======           =======







     Loans at December 31, 1996 mature as follows:

                                                             Over one year
                                                          through five years         Over five years
                                                          ------------------         ---------------
                                             One year      Fixed     Floating      Fixed     Floating
                                             or less       rate        rate        rate        rate       Total
                                             --------      ----        ----        ----        ----       -----
                                                           (dollars expressed in thousands)

Commercial and financial                  $  35,788       12,237       --          --          --        48,025
Real estate construction
    and development                          43,919          204       --           115        --        44,238
Real estate mortgage                         41,904        6,583      2,304       3,970        --        54,761
Consumer and installment                      6,899       75,642        248      12,061        --        94,850
                                            -------       ------     ------      ------       ----      -------
           Total loans, excluding
              loans held for sale         $ 128,510       94,666      2,552      16,146        --       241,874
                                            =======       ======      =====      ======       ====      =======




    The following table is a summary of loan loss experience for the five years ended December 31, 1996:

                                                                           December 31,
                                                  1996         1995           1994           1993          1992
                                                  ----         ----           ----           ----          ----
                                                                (dollars expressed in thousands)

Balance at beginning of year                   $  5,228          2,756         2,637         3,044         4,479
Acquired allowances for  possible
  loan losses                                     2,338             --            --            --            --
                                                  -----         ------         -----         -----        ------
                                                  7,566          2,756         2,637         3,044         4,479
                                                  -----         ------         -----         -----        ------
Loans charged off:
    Commercial and financial                       (243)            --            (7)         (268)         (801)
    Real estate construction and
      development                                    --             (2)           --            --            --
    Real estate mortgage                           (106)           (57)         (375)           (8)         (409)
    Consumer and installment                     (3,712)        (4,010)       (1,876)       (1,622)       (2,347)
                                                 ------         ------       -------       -------       -------
         Total loans charged-off                 (4,061)        (4,069)       (2,258)       (1,898)       (3,557)
                                                 ------         ------       -------       -------       -------
Recoveries of loans previously
   charged off:
    Commercial and financial                        345            129           184           164           324
    Real estate construction and
      development                                    --              1            --            --            --
    Real estate mortgage                             34             35           258           154           251
    Consumer and installment                      1,013            550           677           683         1,040
                                                 ------         ------       -------       -------        ------
         Total recoveries of loans previously
             charged off                          1,392            715         1,119         1,001         1,615
                                                 ------         ------       -------       -------        ------
         Net loans charged-off                   (2,669)        (3,354)       (1,139)         (897)       (1,942)
                                                 ------         ------       -------       -------        ------
Provision for possible loan losses                1,250          5,826         1,258           490           507
                                                 ------        -------       -------       -------        ------
Balance at end of year                       $    6,147          5,228         2,756         2,637         3,044
                                                 ======        =======       =======       =======        ======

Loans outstanding:
    Average                                  $  185,154        205,288       182,922       171,889       183,315
    End of period                               241,874        192,573       203,314       167,732       174,695
    Ratio of allowance for possible
      loan losses to loans outstanding:
         Average                                   3.32%         2.55%          1.51%         1.53%         1.66%
         End of period                             2.54          2.71           1.36          1.57          1.74
    Ratio of net charge-offs to  average
       loans outstanding                           1.44          1.63            .62           .52          1.06
                                                   ====          ====            ===           ===          ====

Allocation of allowance for possible loan
  losses at end of period:
      Commercial and financial               $    1,453           409           197           229           456
      Real estate construction
        and development                             920           707           187           237            71
      Real estate mortgage                        1,833           344           201           720         1,003
      Consumer and installment                    1,941         3,768         2,171         1,451         1,514
                                                 ------        ------       -------        ------        ------
         Total                               $    6,147         5,228         2,756         2,637         3,044
                                                 ======        ======       =======        ======        ======

Percent of categories to loans, net
  of unearned discount:
      Commercial and financial                     19.9%          7.8%          7.1%          4.6%          6.6%
      Real estate construction and
        development                                18.3          13.5           6.8           5.4           4.1
      Real estate mortgage                         22.6           6.5           7.3           7.7          10.7
      Consumer and installment                     39.2          72.2          75.2          69.8          75.7
      Loans held for sale                            --            --           3.6          12.5           2.9
                                                  ------        -----         -----         -----         -----
         Total                                    100.0%        100.0%        100.0%        100.0%        100.0%
                                                  =====         =====         =====         =====         =====



     Nonperforming assets include nonaccrual loans and foreclosed property. The following table presents the categories of nonperforming assets for the past five years:

                                                                           December 31,
                                                     1996         1995         1994           1993          1992
                                                     ----         ----         ----           ----          ----
                                                                (dollars expressed in thousands)

Nonperforming loans                             $    2,095         549           293           622          1,426
Foreclosed property, net                               785       1,013         1,553         3,171          5,211
                                                   -------     -------        ------       -------        -------
      Total nonperforming assets                $    2,880       1,562         1,846         3,793          6,637
                                                   =======     =======       =======       =======        =======

Loans, net of unearned discount                 $  241,874     192,573       203,314       167,732        174,695
                                                   =======     =======       =======       =======        =======
Loans past due:
    Over 30 days to 90 days                     $    6,471       6,649         1,368         1,571          1,462
    Over 90 days and still accruing                    583         517           183           803            149
                                                   -------     -------       -------       -------        -------
       Total past-due loans                     $    7,054       7,166         1,551         2,374          1,611
                                                   =======     =======       =======       =======        =======
Allowance for possible loan losses
    to loans                                          2.54%       2.71%         1.36%         1.57%          1.74%
Nonperforming loans to loans                           .87         .29           .14           .37            .82
Allowance for possible loan losses
    to nonperforming loans                          293.41      952.28        940.61        423.95         213.46
Nonperforming assets to loans
    and foreclosed property                           1.19         .81           .90          2.22           3.69
                                                   =======     =======       =======       =======        ========


     As  of  December  31,  1996  and  1995,  $9.8  million  and  $5.2  million, respectively, of loans not included in the table above were identified by management as having potential credit problems which raised doubts as to the ability of the borrowers to comply with the present loan repayment terms.
     FBA's credit management policy and procedures focuses on identifying and managing credit exposure. FBA utilizes a lender-initiated system of rating credits, which is subsequently tested by internal loan review and bank regulators. Adversely rated credits are included on a watch list, and are reviewed at least every four months. Loans may be added to the watch list for reasons which are temporary and correctable, such as the absence of current financial statements of the borrower, or a deficiency in loan documentation. Other loans are added as soon as any problem is detected which might affect the borrower's ability to meet the terms of the loan. This could be initiated by the delinquency of a scheduled loan payment, a deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates.
     In addition to the rating system, the credit administration coordinates the periodic credit reviews and provides management with information on risk levels, trends, delinquencies and portfolio concentrations.
     The allowance for possible loan losses is based on past loan loss experience, FBA management's evaluation of the quality of the loans in the portfolio and the anticipated effect of national and local economic conditions relative to the ability of loan customers to repay. Each month, the allowance for possible loan losses is reviewed relative to the watch list and other data to determine its adequacy. The provision for possible loan losses is management's estimate of the amount necessary to maintain the allowance at a level consistent with this evaluation. As adjustments to the allowance for possible loan losses are considered necessary, they are reflected in the consolidated statements of operations.
     FBA does not lend funds for foreign loans. Additionally, FBA does not have any concentrations of loans exceeding 10% of total loans which are not otherwise disclosed in the loan portfolio composition table and Note 5 to the accompanying consolidated financial statements. FBA does not have any amount of interest-bearing assets which would have been included in nonaccrual, past due or restructured loans if such assets were loans.


Deposits
     Deposits are the primary source of funds for FBA. FBA's deposits consist principally of core deposits from its local market areas. FBA does not accept brokered deposits. The following table sets forth the distribution of FBA's average deposit accounts at the dates indicated and the weighted average interest rates by category of deposit:

                                                               Years ended December 31,
                                          ----------------------------------------------------------------------
                                                1996                     1995                         1994
                                          ---------------           -----------------           -----------------
                                          Balance    Rate           Balance      Rate          Balance      Rate
                                          -------    ----           -------      ----          -------      ----
                                                            (dollars expressed in thousands)

Non-interest-bearing demand            $   46,684      --%       $   44,251        --%       $  49,125        --%
Interest-bearing demand                    25,244    1.93            22,718      2.00           24,677      2.01
Savings                                    56,613    3.27            56,915      3.56           58,704      2.90
Time deposits of $100
    or more                                25,294    5.57            23,305      5.58           19,918      4.28
Other time                                100,803    5.51            98,067      5.25           92,126      4.42
                                          -------    ====           -------      ====          -------      ====
         Total average deposits        $  254,638                $  245,256                  $ 244,550
                                          =======                   =======                    =======

    The following table presents the maturity structure of certificates of deposit of $100,000 or more at December 31, 1996, 1995 and 1994:
                                                        December 31,
                                              1996          1995        1994
                                              ----          ----        ----
                                             (dollars expressed in thousands)

       3 months or less                    $ 10,830         7,247       10,016
       Over 3 through 6 months                5,946         3,850        3,857
       Over 6 through 12 months               5,309         4,769        1,919
       Over 12 months                         9,594         7,643        7,271
                                             ------        ------       ------
                        Total              $ 31,679        23,509       23,063
                                             ======        ======       ======

Capital
     On August 31, 1994, FBA issued and sold for $30 million in a private placement 2,500,000 shares of Class B common stock to First Banks. The Class B Common Stock is generally equivalent to FBA's common stock, except that it is not registered or transferable by First Banks, other than to an affiliated entity, and has dividend rights which are junior to those of FBA's common stock. First Banks owned 68.82% of the total outstanding voting stock of FBA at December 31, 1996.
     On October 1, 1996, FBA purchased an outstanding warrant to acquire 131,336 shares of FBA common stock at $0.75 per share from the FDIC for an aggregate amount of $1.28 million. The purchase of the warrant was applied as a reduction of capital surplus.
     During 1996 and 1995, the Board of Directors authorized the purchase of up to 184,791 shares and 194,517 shares, respectively, of common stock for treasury. Aggregate shares purchased totaled 200,827 and 79,603, at an aggregate cost of $2.0 million and $828,000 as of December 31, 1996 and 1995, respectively.

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

     FBA manages its interest rate risk by: (1) maintaining an Asset Liability Committee (ALCO) responsible to FBA's Board of Directors to review the overall interest rate risk management activity and approve actions taken to reduce risk;
(2) maintaining an effective monitoring mechanism to determine FBA's exposure to changes in interest rates; (3) coordinating the lending, investing and deposit-generating functions to control the assumption of interest rate risk; and (4) employing various off-balance-sheet financial instruments to offset inherent interest rate risk when it becomes excessive. The objective of these procedures is to limit the adverse impact which changes in interest rates may have on net interest income.
     The ALCO has overall responsibility for the effective management of interest rate risk and the approval of policy guidelines. The ALCO includes the Chairman and Chief Executive Officer, the senior executives of investments, credit, retail banking and finance, and certain other officers. The ALCO is supported by the Asset Liability Management Group which monitors interest rate risk, prepares analyses for review by the ALCO and implements actions which are either specifically directed by the ALCO or established by policy guidelines. To measure the effect of interest rate changes, FBA recalculates its net income over a one-year horizon on a pro forma basis assuming instantaneous, permanent parallel and non-parallel shifts in the yield curve, in varying amounts both upward and downward.
     During 1994, FBA expanded its use of off-balance-sheet derivative financial instruments to assist in the management of interest rate sensitivity. These off-balance-sheet derivative financial instruments are utilized to modify the repricing, maturity and option characteristics of on-balance-sheet assets and liabilities. Derivative financial instruments held by FBA at December 31, 1996 and 1995 consist of an interest rate cap agreement with a notional amount of $10 million and credit exposure of $335,000 and $291,000, respectively. The notional amount of the interest rate cap agreement does not represent amounts exchanged by the parties and, therefore, is not a measure of FBA's credit exposure through its use of derivative financial instruments. The amounts exchanged are determined by reference to the notional amounts and the other terms of the agreement.
     FBA's interest rate cap agreement limits the interest expense associated with certain of its interest-bearing liabilities. In exchange for an initial fee, the interest rate cap agreement entitles FBA to receive interest payments when a specified index rate exceeds a predetermined rate. The agreement outstanding at December 31, 1996 and 1995 effectively limits the interest rate to 5.0% on $10 million of interest-bearing liabilities from October 15, 1997 to May 15, 2000. At December 31, 1996 and 1995, the unamortized costs were $353,000 and $465,000, respectively, and were included in other assets. There are no amounts receivable under the agreement.
     Previously, FBA sold interest rate futures contracts and purchased options on interest rate futures contracts to hedge the interest rate risk of its available-for-sale securities portfolio. Interest rate futures contracts are commitments to either purchase or sell designated financial instruments at a future date for a specified price and may be settled in cash or through delivery of such financial instruments. Options on interest rate futures contracts confer the right to purchase or sell financial futures contracts at a specified price and are settled in cash. There were no outstanding interest rate futures contracts or options on interest rate futures contracts at December 31, 1995 and no activity in such contracts for the year ended December 31, 1996.
     During 1995, as interest rates declined, FBA incurred losses on the interest rate futures contracts. The losses incurred on the interest rate futures contracts were partially offset by gains in the available-for-sale securities portfolio. The overall net loss in net market value of these positions is attributable to an increase in the projected prepayments of principal underlying the available-for-sale securities portfolio. These increased prepayment projections disproportionately shortened the expected lives of the available-for-sale securities portfolio in comparison to the effective maturity created with the hedge position. As a result, beginning in the second quarter of 1995, FBA began to reduce its hedge position to coincide with the current expected life of the available-for-sale securities portfolio by decreasing the number of outstanding interest rate futures contracts. FBA continued to reduce its hedge position during the third and fourth quarters of 1995 as a result of the further declines in interest rates. In addition, on November 3, 1995, upon sales of $48.9 million of securities, which marked the completion of the restructuring of the available-for-sale securities portfolio, the remaining outstanding interest rate futures contracts were closed.
     For 1995, FBA incurred a net loss on interest rate futures contracts of $5.95 million, of which $806,000 was amortized to income as a yield adjustment to the investment security portfolio and $5.14 million was included in the cost basis in determining the gain or loss upon the sale of the securities.

     In addition to the simulation model employed by FBA, a more traditional interest rate sensitivity position is prepared and reviewed in conjunction with the results of the simulation model. The following table presents the projected maturities and periods to repricing of FBA's rate sensitive assets and liabilities as of December 31, 1996, adjusted to account for anticipated prepayments:

                                                                Over three  Over six
                                                      Three       through    through   Over one     Over
                                                      months       six       twelve     through     five
                                                     or less      months     months   five years    years    Total
                                                     -------      ------    ------   -----------    -----    -----
                                                                    (dollars expressed in thousands)
Interest-earning assets:
   Loans(1)                                     $     66,635     52,091     46,515     72,305      4,328    241,874
   Investment securities                              21,708      6,281     19,902     34,028      4,991     86,910
   Federal funds sold                                  9,475         --         --         --         --      9,475
   Interest-bearing deposits with
     other financial institutions                        146         --         --         --         --        146
                                                     -------     ------     ------    -------     ------    -------
     Total interest-earning assets                    97,964     58,372     66,417    106,333      9,319    338,405
                                                     -------     ------     ------    -------     ------    -------
Interest-bearing liabilities:
   Interest-bearing demand accounts                   19,725     12,261      7,996      5,864      7,464     53,310
   Money market demand accounts                        3,426      3,181      2,726      3,862      9,088     22,283
   Savings accounts                                   44,240         --         --         --         --     44,240
   Time deposits                                      38,669     27,838     33,482     43,797         26    143,812
   Notes payable and other borrowed funds             14,660        277        564        591         --     16,092
                                                     -------     ------     ------     ------     ------    -------
     Total interest-bearing liabilities              120,720     43,557     44,768     54,114     16,578    279,737
                                                     -------     ------     ------     ------     ------    -------
Interest-sensitivity gap:
   Periodic                                     $    (22,756)    14,815     21,649     52,219     (7,259)    58,668
                                                                                                             ======
   Cumulative                                        (22,756)    (7,941)    13,708     65,927     58,668
                                                     =======     ======    =======     ======     ======
Ratio of interest-sensitive assets to
  interest-sensitive liabilities:
     Periodic                                           .81       1.34       1.48       1.96        .56        1.21
                                                                                                               ====
     Cumulative                                         .81        .95       1.07       1.25       1.21
                                                        ===      =====       ====       ====       ====

----------------------
(1) Loans presented net of unearned discount

     Management makes certain assumptions in preparing the table above. These assumptions include: loans will repay at historic repayment speeds; mortgage-backed securities, included in investment securities, will repay at projected repayment speeds; interest-bearing demand accounts and savings accounts are interest-sensitive at a rate of 37% and 17%, respectively, of the remaining balance for each period presented; and fixed maturity deposits will not be withdrawn prior to maturity.
     At December 31, 1996 and 1995, FBA's asset-sensitive position on a cumulative basis through the twelve-month time horizon decreased by $6.4 million, or 1.70% of total assets to $13.7 million, or 3.65% of total assets from $20.1 million, or 6.77% of total assets, respectively. The decrease is attributable to an increase in the amount of investment securities with maturities greater than one year and the $14.0 million in borrowings to fund the acquisition of Sunrise, substantially offset by the increase in the amount of loans repricing within the one year horizon.
     The interest-sensitivity position is one of several measurements of the impact of interest rate changes on net interest income. Its usefulness in assessing the effect of potential changes in net interest income varies with the constant change in the composition of FBA's assets and liabilities. For this reason, FBA places greater emphasis on a simulation model for monitoring its interest rate risk exposure.

Liquidity
     The liquidity of FBA and the Subsidiary Banks is the ability to maintain a cash flow which is adequate to fund operations and meet obligations and other commitments on a timely basis. The Subsidiary Banks receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments and sales of investments and earnings. In addition, the Subsidiary Banks may avail themselves of more volatile sources of funds through the issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed, securities sold under agreements to repurchase and borrowings from the FHLB. The aggregate funds acquired from these more volatile sources were $33.8 million and $29.9 million at December 31, 1996 and 1995, respectively. In addition to these more volatile sources of funds, FBA borrowed $14.0 million from First Banks under a $15.0 million note payable agreement to fund the acquisition of Sunrise. The borrowings under the note agreement bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. The principal and accrued interest under the note agreement are due and payable on October 31, 2001.
     Management believes the available liquidity and operating results of the Subsidiary Banks will be sufficient to provide funds for growth and to meet FBA's operating and debt service requirements both on a short-term and long-term basis, including the note payable agreement with First Banks.

Effect of New Accounting Standards
     FBA adopted the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan (SFAS 114) and SFAS 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures (SFAS 118), which amends SFAS 114, on January 1, 1995. SFAS 114 defines the recognition criterion for loan impairment and the measurement methods for certain impaired loans and loans whose terms have been modified in troubled-debt restructurings. SFAS 118 amends SFAS 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. FBA has elected to continue to use its existing method for recognizing interest on impaired loans. The implementation of these statements did not have a material effect on FBA's financial position and resulted in no additional provision for possible loan losses.
     During October 1995, the FASB issued SFAS 123, Accounting for Stock-Based Compensation (SFAS 123). SFAS 123 encourages companies to adopt a new accounting method in 1996 based on the estimated fair value of stock options. The implementation of SFAS 123 did not have a material effect on FBA's financial position or results of operations.
     In June 1996, the FASB issued SFAS 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. SFAS 125 established accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities.
     The standards established by SFAS 125 are based on consistent applications of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.
     SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted.
     FBA does not believe the implementation of SFAS 125 will have a material effect on its consolidated financial position or results of operations.

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

                            FIRST BANKS AMERICA, INC.

                       Quarterly Condensed Financial Data



                                                                                      1996
                                                                      4th        3rd        2nd        1st
                                                                    Quarter    Quarter    Quarter    Quarter
                                                                    -------    -------    -------    -------
                                                                 (dollars in thousands, except per share data)

     Interest income                                               $ 6,157      5,299      4,982      5,008
     Interest expense                                                2,834      2,233      2,452      2,474
                                                                    ------     ------     ------      -----
                  Net interest income                                3,323      3,066      2,530      2,534
     Provision for possible loan losses                                650        250        250        100
                                                                    ------     ------     ------     ------
                  Net interest income after provision
                    for possible loan losses                         2,673      2,816      2,280      2,434
                                                                    ------     ------      -----      -----
     Noninterest income:
        Gains on sales of securities                                   110        --         --          75
        Other                                                          435        429        436        363
                                                                    ------     ------     ------     ------
                  Total noninterest income                             545        429        436        438
                                                                    ------     ------     ------     ------
     Noninterest expense                                             2,858      2,535      1,994      2,093
                                                                    ------     ------     ------      -----
                  Income before income tax expense                     360        710        722        779
     Income tax expense                                                147        253        284        318
                                                                    ------     ------     ------     ------
                  Net income                                      $    213        457        438        461
                                                                    ======     ======     ======     ======

     Net income per share                                         $    .05        .12        .11        .12
                                                                    ======     ======     ======     ======


                                                                                      1995
                                                                      4th        3rd        2nd        1st
                                                                    Quarter    Quarter    Quarter    Quarter
                                                                    -------    -------    -------    -------
                                                                  (dollars in thousands, except per share data)

     Interest income                                               $ 5,123      5,591      5,964      5,749
     Interest expense                                                2,577      2,933      2,931      2,777
                                                                     -----      -----      -----      -----
                  Net interest income                                2,546      2,658      3,033      2,972
     Provision for possible loan losses                                301      4,425        650        450
                                                                     -----      -----      -----      -----
                  Net interest income (loss) after provision
                    for possible loan losses                         2,245     (1,767)     2,383      2,522
                                                                     -----      -----      -----      -----
     Noninterest income (loss):
       Loss on sales of securities                                  (2,897)       (99)        --         --
       Other                                                           413        685        489      1,283
                                                                     -----      -----     ------      -----
                  Total noninterest income (loss)                   (2,484)       586        489      1,283
                                                                     -----      -----     ------      -----
     Noninterest expense                                             2,550      2,599      2,806      3,205
                                                                     -----      -----     ------      -----
                  Income (loss) before income tax
                     (benefit) expense                              (2,789)    (3,780)        66        600
     Income tax (benefit) expense                                   (1,248)    (1,061)        18        208
                                                                    ------      -----     ------      -----
                  Net income (loss)                               $ (1,541)    (2,719)        48        392
                                                                    ======      =====     ======      =====

     Net income (loss) per share                                  $   (.38)      (.67)       .01        .10
                                                                    ======      ======    ======      =====



                            FIRST BANKS AMERICA, INC.

                           CONSOLIDATED BALANCE SHEETS
             (dollars expressed in thousands, except per share data)


                                                                                         December 31,
                                      Assets                                         1996          1995
                                      ------                                         ----          ----

Cash and cash equivalents:
    Cash and due from banks                                                       $ 12,343         25,072
    Interest-bearing deposits with other financial
       institutions with maturities of three months or less                            146         11,050
    Federal funds sold                                                               9,475          4,800
                                                                                   -------        -------
                      Total cash and cash equivalents                               21,964         40,922
                                                                                   -------        -------

Investment securities available for sale, at fair value                             86,910         39,337

Loans:
    Commercial and financial                                                        48,025         15,055
    Real estate construction and development                                        44,238         26,048
    Real estate mortgage                                                            54,761         12,673
    Consumer and installment                                                        96,096        141,757
                                                                                   -------        -------
                      Total loans                                                  243,120        195,533
    Unearned discount                                                               (1,246)        (2,960)
    Allowance for possible loan losses                                              (6,147)        (5,228)
                                                                                   -------        -------
                      Net loans                                                    235,727        187,345
                                                                                   -------        -------

Bank premises and equipment, net of
    accumulated depreciation                                                         6,369          6,454
Intangible asset associated with the purchase of a subsidiary                        3,127             --
Receivable from sale of investment securities                                           --          4,915
Accrued interest receivable                                                          2,348            665
Foreclosed property, net                                                               785          1,013
Deferred tax assets                                                                 15,519         14,605
Other assets                                                                         2,433          1,327
                                                                                   -------        -------
                      Total assets                                              $  375,182        296,583
                                                                                   =======        =======


The accompanying notes are an integral part of the consolidated financial statements.




                            FIRST BANKS AMERICA, INC.

                     CONSOLIDATED BALANCE SHEETS, CONTINUED
             (dollars expressed in thousands, except per share data)



                                                                                                  December 31,
                                      Liabilities                                            1996           1995
                                      -----------                                            ----           ----

Deposits:
    Demand:
      Non-interest-bearing                                                              $    56,161         49,822
      Interest-bearing                                                                       53,310         21,151
    Savings                                                                                  66,523         53,046
    Time deposits:
      Time deposits of $100 or more                                                          31,679         23,509
      Other time deposits                                                                   112,133        101,735
                                                                                            -------        -------
                      Total deposits                                                        319,806        249,263

Short-term borrowings                                                                         2,092          6,726
Deferred tax liabilities                                                                        909          1,362
Accrued and other liabilities                                                                 4,877          2,920
Note payable                                                                                 14,000          1,054
                                                                                            -------        -------
                      Total liabilities                                                     341,684        261,325
                                                                                            -------        -------

                                Stockholders' Equity
                                --------------------

Common stock:
    Common stock,  $.15 par value;  6,666,666 shares  authorized
       December 31, 1996 and 1995; 1,412,900 and 1,401,901 shares
       issued at December 31, 1996 and 1995 respectively,                                       212            210
    Class B common stock, $.15 par value; 4,000,000
       shares authorized; 2,500,000 shares issued and
       outstanding at December 31, 1996 and 1995                                                375            375
Capital surplus                                                                              38,036         39,271
Retained earnings (deficit), since elimination of accumulated
    deficit of $259,117 effective December 31, 1994                                          (2,251)        (3,820)
Common treasury stock, at cost; 280,430 shares and 79,603
    shares at December 31, 1996 and 1995, respectively                                       (2,838)          (828)
Net fair value adjustment for securities available for sale                                     (36)            50
                                                                                            --------       -------
                      Total stockholders' equity                                             33,498         35,258
                                                                                            -------        -------
                      Total liabilities and stockholders' equity                        $   375,182        296,583
                                                                                            =======        =======



                                             FIRST BANKS AMERICA, INC.

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                              (dollars expressed in thousands, except per share data)

                                                                                  Years ended December 31,
                                                                          1996              1995           1994
                                                                          ----              ----           ----
Interest income:
    Interest and fees on loans                                          $ 16,494           17,462         15,196
    Investment securities                                                  3,519            4,473          6,965
    Federal funds sold and other                                           1,433              492            488
                                                                          ------          -------         ------
         Total interest income                                            21,446           22,427         22,649
                                                                          ------          -------         ------
Interest expense:
    Deposits:
      Interest-bearing demand                                                487              455            495
      Savings                                                              1,854            2,026          1,700
      Time deposits of $100 or more                                        1,409            1,300            852
      Other time deposits                                                  5,551            5,148          4,073
    Short-term borrowings                                                    498            2,289          3,952
    Note payable                                                             194              --              --
                                                                          ------          -------         ------
         Total interest expense                                            9,993           11,218         11,072
                                                                          ------          -------         ------
         Net interest income                                              11,453           11,209         11,577
Provision for possible loan losses                                         1,250            5,826          1,258
                                                                          ------          -------         ------
         Net interest income after provision
           for possible loan losses                                       10,203            5,383         10,319
                                                                          ------          -------         ------
Noninterest income (loss):
    Service charges on deposit accounts                                    1,507            1,458          1,596
    Loan sales and servicing income                                           53              159            328
    Other income                                                             103            1,253            572
    Gain (loss) on sales of securities, net                                  185           (2,996)        (7,007)
                                                                          -----           -------         ------
         Total noninterest income (loss)                                   1,848             (126)        (4,511)
                                                                          ------          -------         ------
Noninterest expense:
    Salaries and employee benefits                                         3,072            4,029          8,911
    Occupancy, net of rental income                                          951            1,274          1,321
    Furniture and equipment                                                  613              663            843
    Federal Deposit Insurance Corporation premiums                           160              313            684
    Postage, printing and supplies                                           267              303            554
    Legal, examination and professional fees                               1,276            1,354          1,203
    Data processing                                                          334              664            890
    Communications                                                           421              553            503
    Losses and expenses on foreclosed property, net                          146              176            192
    Other                                                                  2,240            1,831          1,073
                                                                          ------           ------         ------
         Total noninterest expense                                         9,480           11,160         16,174
                                                                          ------           ------         ------
         Income (loss) before provision for
              income tax expense (benefit)                                 2,571           (5,903)       (10,366)
Provision for income tax expense (benefit)                                 1,002           (2,083)        (9,461)
                                                                          ------           ------         ------
         Net income (loss)                                              $  1,569           (3,820)          (905)
                                                                          ======           ======         ======

Earnings (loss) per common share                                        $    .40             (.94)          (.38)
                                                                          ======           ======         ======
Weighted average common stock and common stock
    equivalents outstanding (in thousands)                                 3,915            4,052          2,397
                                                                          ======           ======         ======

The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST BANKS AMERICA, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                       Three years ended December 31, 1996
             (dollars expressed in thousands, except per share data)



                                                                                                  Net fair
                                                                                                    value
                                                                                                 adjustment     Total
                                                 Class B                Retained      Common   for securities  stock-
                                       Common    common     Capital     earnings     treasury     available   holders'
                                        stock     stock     surplus     (deficit)      stock      for sale     equity
                                        -----     -----     -------     ---------      -----      --------     ------

Consolidated balances,
    January 1, 1994                   $196        -         273,035     (258,212)        -           (67)      14,952
Year ended December 31, 1994:
    Consolidated net loss                -         -             -          (905)       -             -         (905)
    Exercise of stock options            6         -            130           -         -             -          136
    Compensation paid in stock           -         -             67           -         -             -           67
    Proceeds received from sale of
      2,500,000 shares of Class
      B common stock                     -       375         29,248           -         -             -       29,623
    Issuance of shares in connection
      with litigation                    4         -             (4)          -         -             -           -
    Net fair value adjustment for
      securities available for sale      -         -             -            -         -        (1,018)      (1,018)
    Effect of quasi-reorganization
      effective December 31, 1994        -         -       (263,343)     259,117        -         1,085       (3,141)
                                     -----     -----       --------      -------       ---        -----       ------
Consolidated balances,
    December 31, 1994                  206       375         39,133           -         -             -       39,714
Year ended December 31, 1995:
    Consolidated net loss                -         -            -         (3,820)       -             -       (3,820)
    Exercise of stock options            4         -            111           -         -             -          115
    Compensation paid in stock           -         -             27           -         -             -           27
    Repurchases of common stock          -         -              -           -       (828)           -         (828)
    Net fair value adjustment for
      securities available for sale      -         -              -           -         -            50           50
                                     -----       ---          -----        -----      ----       ------       ------
Consolidated balances,
    December 31, 1995                  210       375         39,271       (3,820)     (828)          50       35,258
Year ended December 31, 1996:
    Consolidated net income              -         -              -        1,569        -             -        1,569
    Exercise of stock options            2         -             36           -         -             -           38
    Compensation paid in stock           -         -             10           -         -             -           10
    Repurchase of outstanding warrants   -         -         (1,281)          -         -             -       (1,281)
    Repurchases of common stock          -         -              -           -     (2,010)           -       (2,010)
    Net fair value adjustment for
      securities available for sale      -         -              -           -         -           (86)         (86)
                                      ----      ----        -------      -------     -----        -----       ------
Consolidated balances,
     December 31, 1996
                                    $  212       375         38,036       (2,251)   (2,838)         (36)      33,498
                                      ====      ====        =======      =======     ======        =====       ======



The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (dollars expressed in thousands)

                                                                                       Years ended December 31,
                                                                                   1996          1995         1994
                                                                                   ----          ----         ----
Cash flows from operating activities:
    Net income (loss)                                                        $    1,569         (3,820)         (905)
    Adjustments to reconcile net income (loss) to cash provided by operating activities:
        Depreciation, amortization and accretion                                   (172)           337         1,298
        Originations and purchases of loans held for sale                            --             --       (42,205)
        Proceeds from the sale of loans held for sale                                --             --        55,587
        Provision for possible loan losses                                        1,250          5,826         1,258
        Provision (benefit) for income taxes                                      1,002         (2,083)       (9,461)
        (Gain) loss on sales of securities, net                                    (185)         2,996         7,007
        (Increase) decrease in accrued interest receivable                       (1,084)           481           101
        Interest accrued on liabilities                                           9,993         11,218        11,072
        Payments of interest on liabilities                                      (9,984)       (11,142)      (10,994)
        Other operating activities, net                                          (1,836)          (860)        2,547
                                                                                -------       --------       -------
              Net cash provided by operating activities                             553          2,953        15,305
                                                                                -------       --------       -------

Cash flows from investing activities:
    Cash paid for acquired entities, net of cash and cash equivalents received   10,715             --            --
    Sales of investment securities                                               20,564         70,995       106,845
    Maturities of investment securities                                         161,223         54,380        24,345
    Purchases of investment securities                                         (205,661)      (104,753)      (41,562)
    Net (increase) decrease in loans                                              7,481          6,469       (51,184)
    Recoveries of loans previously charged-off                                    1,392            715         1,119
    Purchases of bank premises and equipment                                       (191)          (489)         (264)
    Proceeds from sales of other real estate                                        508         (5,671)        1,313
                                                                                -------       --------      --------
              Net cash provided by (used in) investing activities                (3,969)        21,646        40,612
                                                                                -------       --------      --------

Cash flows from financing activities:
    Other increases (decreases) in deposits:
      Demand and savings deposits                                                (7,444)          (454)       (4,166)
      Time deposits                                                             (13,159)         8,147         2,839
    Increase (decrease) in federal funds purchased and other
      short-term borrowings                                                        (352)        (5,257)        4,513
    Increase (decrease) in Federal Home Loan Bank advances                       (3,957)       (13,749)        8,494
    Decrease in securities sold under agreements to repurchase                     (324)       (18,722)      (75,775)
    Increase in note payable                                                     12,946             --            --
    Net proceeds from issuance and sale of Class B common stock                      --             --        29,623
    Repurchase of common stock for treasury and warrant                          (3,290)          (828)           --
    Proceeds from exercise of stock options                                         (38)           115           136
                                                                                -------      ---------      --------
              Net cash used in financing activities                             (15,542)       (30,748)      (34,336)
                                                                                -------       --------      --------
              Net increase (decrease) in cash and cash equivalents              (18,958)        (6,149)       21,581
Cash and cash equivalents, beginning of year                                     40,922         47,071        25,490
                                                                                -------       --------      --------
Cash and cash equivalents, end of year                                       $   21,964         40,922        47,071
                                                                                =======       ========      ========

Noncash investing and financing activities:
    Loans transferred to foreclosed real estate                              $      286            203            --
    Loans to facilitate sale of foreclosed real estate                               --             --           123
    Investment securities transferred to available for sale                          --             --       107,200
    Loans transferred from loans held for sale                                       --          7,253            --
    Receivable from sale of investment securities                            $       --          4,915            --
                                                                                =======       ========      ========

The accompanying notes are an integral part of the consolidated financial statements.

(1)  Summary of Significant Accounting Policies
The accompanying consolidated financial statements of First Banks America, Inc. and subsidiaries, formerly BancTEXAS Group Inc. (FBA or the Company), have been prepared in accordance with generally accepted accounting principles and conform to practices prevalent among financial institutions. The following is a summary of the more significant policies followed by FBA:
     Basis of Presentation. The consolidated financial statements of FBA have been prepared in accordance with generally accepted accounting principles and conform to predominant practices within the banking industry. Management of FBA has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. Certain 1995 and 1994 amounts have been reclassified to conform with the 1996 presentation.
     As discussed in Note 2, the Board of Directors of FBA elected to implement an accounting adjustment referred to as a "quasi-reorganization," effective December 31, 1994. In accordance with accounting provisions applicable to a quasi-reorganization, the assets and liabilities of FBA were adjusted to their fair value and the accumulated deficit was eliminated as of December 31, 1994.
     On August 23, 1995, the common and Class B common stock stockholders of FBA approved a reverse stock split. The reverse split converted 15 shares of common stock or Class B common stock (Class B Stock) into one share of common stock or Class B Stock, respectively. Accordingly, all per share amounts, as well as ending and average common shares data, have been restated to reflect the one-for-15 reverse stock split.
     Principles of Consolidation. The consolidated financial statements include the accounts of the parent company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.
     FBA operates through two banking subsidiaries, BankTEXAS N.A., headquartered in Houston, Texas (BankTEXAS) and Sunrise Bank of California, headquartered in Roseville, California (Sunrise Bank) collectively referred to as Subsidiary Banks.
     Cash and Cash Equivalents. Cash, due from banks, federal funds sold, and interest-bearing deposits with original maturities of three months or less are considered to be cash and cash equivalents for purposes of the consolidated statements of cash flows.
     The Subsidiary Banks are required to maintain certain daily reserve balances in accordance with regulatory requirements. These reserve balances were $2.6 million and $1.7 million at December 31, 1996 and 1995, respectively.
     Investment Securities. Investment securities classified as available for sale are those debt and equity securities for which FBA has no immediate plan to sell, but which may be sold in the future if circumstances warrant. Available-for-sale securities are stated at current fair value. Realized gains and losses are included in other noninterest income upon commitment to sell, based on the amortized cost of the individual security sold. Unrealized holding gains and losses are recorded, net of related income tax effects, in a separate component of stockholders' equity. All previous fair value adjustments included in stockholders' equity are reversed upon sale.
     Investment securities designated as held to maturity are those debt securities which FBA has the positive intent and ability to hold until maturity. Held-to-maturity securities are stated at amortized cost, in which the amortization of premiums and accretion of discounts are recognized over the contractual maturities or estimated lives of the individual securities, adjusted for anticipated prepayments, using the level yield method.
     At December 31, 1996 and 1995, all investment securities were classified as available for sale. FBA does not engage in the trading of investment securities.
     Loans. Loans held for portfolio are carried at cost, adjusted for amortization of premiums and accretion of discounts using a method which approximates the level yield method. Interest and fees on loans are recognized as income using the interest method. Loans held for portfolio are stated at cost as FBA has the ability and it is management's intention to hold them to maturity.
     The accrual of interest on loans is discontinued when it appears that interest or principal may not be paid in a timely manner in the normal course of business. Generally, payments received on nonaccrual loans are recorded as principal reductions. Interest income is recognized after all principal has been repaid or an improvement in the condition of the loan has occurred which would warrant resumption of interest accruals.

     FBA adopted the provisions of SFAS 114, Accounting by Creditors for Impairment of a Loan and SFAS 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures, which amends SFAS 114, on January 1, 1995. FBA has elected to continue to use its existing method for recognizing interest on impaired loans. The implementation of these statements did not have a material effect on FBA's financial position and resulted in no additional provision for possible loan losses.
     Allowance for Possible Loan Losses. The allowance for possible loan losses is maintained at a level considered adequate to provide for potential losses. The provision for possible loan losses is based on a periodic analysis of the loans by management, considering, among other factors, current economic conditions, loan portfolio composition, past loan loss experience, independent appraisals, loan collateral and payment experience. In addition to the allowance for estimated losses on impaired loans, an overall unallocated allowance is established to provide for unidentified credit losses which are inherent in the portfolio. As adjustments become necessary, they are reflected in the results of operations in the periods in which they become known.
     Bank Premises and Equipment. Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the useful life of the improvement or term of the lease. Bank premises and improvements are depreciated over 40 years and equipment over two to ten years.
     As discussed in Note 2, effective December 31, 1994, the Board of Directors of FBA elected to implement a quasi-reorganization pursuant to which the assets and liabilities of FBA were adjusted to their fair value. As a result of this, the carrying value of the bank premises was reduced by $4.4 million. Prior to December 31, 1994, bank premises and equipment were stated at cost, in accordance with applicable requirements.
     Intangible Associated With the Purchase of the Subsidiary. The excess of cost over net assets acquired of the purchased subsidiary is amortized using the straight-line method over the estimated periods to be benefited, which has been estimated at 15 years.
     Foreclosed Property. Foreclosed property, consisting of real estate acquired through foreclosure or deed in lieu of foreclosure and other repossessed assets, is stated at the lower of fair value less applicable selling costs or cost at the time the property is acquired. The excess of cost over fair value of the property at the date of acquisition is charged to the allowance for possible loan losses.
     Income Taxes. FBA and its subsidiaries join in filing consolidated federal income tax returns. Each subsidiary pays its allocation of federal income taxes to FBA, or receives payment from FBA to the extent that tax benefits are realized. Separate state franchise tax returns are filed in Texas, California, Delaware and Nevada for the appropriate entities.
     Financial Instruments. A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that conveys or imposes on an entity the contractual right or obligation to either receive or deliver cash or another financial instrument.
     Financial Instruments With Off-Balance-Sheet Risk. FBA uses financial instruments to reduce the interest rate risk arising from its financial assets and liabilities. These instruments involve, in varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the consolidated balance sheets. "Interest rate risk" is defined as the possibility that interest rates may move unfavorably from the perspective of FBA. The risk that a counterparty to an agreement entered into by FBA may default is defined as "credit risk." These financial instruments include one interest rate cap agreement.
     FBA is party to commitments to extend credit and commercial and standby letters of credit in the normal course of business to meet the financing needs of its customers. These commitments involve, in varying degrees, elements of interest rate risk and credit risk in excess of the amount recognized in the consolidated balance sheets.
     Interest Rate Futures Contracts. Prior to 1996, interest rate futures contracts were utilized to manage the interest rate risk of the available-for-sale securities portfolio. Gains and losses on interest rate futures, which qualified as hedges, were deferred. Amortization of the net deferred gains or losses was applied to the interest income of the available-for-sale securities portfolio using the straight-line method. The net deferred gains and losses were applied to the carrying value of the available-for-sale securities portfolio as part of the mark to market valuation. When the hedged assets were sold, the related gain or loss on the interest rate futures contract was immediately recognized in the consolidated statements of operations.

     Interest Rate Cap Agreements. Interest rate cap agreements are accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest expense of the related liability. Premiums and fees paid upon the purchase of interest rate cap agreements are amortized to interest expense over the life of the agreements using the interest method. In the event of early termination of an interest rate cap agreement, the net proceeds received or paid are deferred and amortized over the shorter of the remaining contract life or the maturity of the related liability. If however, the amount of the underlying hedged liability is repaid, then the gain or loss on the agreement is recognized immediately in the consolidated statements of operations. The unamortized premiums and fees paid are included in other assets in the accompanying consolidated balance sheets.
     Earnings (Loss) Per Share. Earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and common stock equivalents outstanding which consist of stock options and warrants to purchase common stock.

(2)  Financial Restructuring
     On August 31, 1994, FBA issued and sold for $30 million in a private placement 2,500,000 shares of Class B Stock to First Banks, Inc. (First Banks), a multibank holding company headquartered in St. Louis, Missouri. The Class B Stock is generally equivalent to FBA's other class of common stock (common stock), except that it is not registered or transferable by First Banks, other than to an affiliated entity, and has dividend rights which are junior to those of FBA's common stock. As a result of this transaction, First Banks owned 68.82% of the total outstanding voting stock as of December 31, 1996. Recognizing the substantial transition which FBA had experienced in recent years, culminating in the sale of the Class B Stock, the Board of Directors elected to implement a quasi-reorganization, effective December 31, 1994. This resulted in restating the carrying value of assets and liabilities to their current fair value, and eliminating the deficit which had accumulated over many years. The principal adjustments necessary to revalue the balance sheet were the reduction in the value of bank premises by $4.4 million and an increase in deferred tax assets of $1.2 million. These adjustments resulted in a net reduction of consolidated stockholders' equity, but did not affect the results of operations or cash flow for the year ended December 31, 1994. At the same time, the accumulated deficit of $259.1 million and the net fair value adjustment for securities available for sale of $1.1 million were eliminated by a reduction in capital surplus. Management determined that in view of the many changes which had occurred within FBA, the factors which gave rise to the losses which accumulated were eliminated. Consequently, the quasi-reorganization established a more appropriate basis upon which to evaluate the financial position and results of operations of FBA in the future.

(3)  Acquisitions
     On November 1, 1996, FBA completed its acquisition of Sunrise Bancorp, a California corporation (Sunrise), and its wholly owned subsidiary, Sunrise Bank, a state chartered bank, in exchange for $17.5 million in cash. At the time of the transaction, Sunrise had $110.8 million in total assets; cash and cash equivalents and investment securities of $45.5 million; $61.1 million in total loans, net of unearned discount; and $91.1 million in total deposits. The acquisition was funded from available cash and borrowings of $14.0 million under a note payable agreement with First Banks. The transaction was accounted for under the purchase method of accounting and, accordingly, the consolidated financial statements include the financial position and results of operations for the period subsequent to the acquisition date and the assets acquired and liabilities assumed were recorded at fair value at the acquisition date. The excess of the fair value of the net assets acquired over the cost was $3.2 million and is being amortized to expense over 15 years.
     Sunrise was merged into a wholly owned subsidiary of FBA. Sunrise Bank operates as a wholly owned indirect subsidiary of FBA and conducts its business through two banking locations in Roseville and Citrus Heights, California and one loan production office in San Francisco, California.

     The following information presents unaudited pro forma condensed results of operations of FBA combined with the acquisition of Sunrise as if FBA had completed the transaction on January 1, 1995:

                                                           December 31,
                                                     1996               1995
                                                     ----               ----
                                                (dollars expressed in thousands,
                                                      except per share data)

  Net interest income                              $ 15,262            16,456
  Provision for possible loan losses                  1,850             5,826
  Net income (loss)                                     241            (6,389)
                                                     ======            ======

  Weighted average shares of common
          stock outstanding (in thousands)            3,915             4,052
  Net income (loss) per common share               $   0.06             (1.58)
                                                      =====             =====
     The unaudited pro forma condensed results of operations reflect the application of the purchase method of accounting and certain other assumptions. Purchase accounting adjustments have been applied to investment securities, bank premises and equipment, deferred tax assets and liabilities and excess cost required to reflect the assets acquired and liabilities assumed at fair value. The resulting premiums and discounts are amortized or accreted to income consistent with the accounting policies of FBA. The application of the purchase method of accounting will not have a material impact on the future operating results of FBA.

(4)  Investment Securities
     During 1994, management reviewed the portfolio of mortgage-backed securities, and the methods which it was employing to fund those securities, in the context of the rapidly increasing interest rate environment which existed most of the year. As a result of this review, FBA determined that its original intent to hold the majority of these securities to maturity was no longer appropriate. In September 1994, FBA transferred investment securities with an amortized cost of $107.2 million from held to maturity to available for sale. The market valuation account, for the securities reclassified to available for sale was adjusted by $5.4 million, representing a decrease in the recorded balance of such securities to their fair value on that date, the deferred tax asset of $1.5 million was recorded to reflect the tax effect of the market valuation account adjustment, and the net decrease resulting from the reclassification of $3.9 million was reflected within a separate component of stockholders' equity.
     As part of the financial restructuring discussed in Note 2, the carrying value of the investment portfolio was restated to its current fair value at December 31, 1994. This adjustment eliminated FBA's net fair value adjustment for securities available for sale of $1.1 million. As of December 31, 1996 and 1995, all of the securities in the investment portfolio were classified as available for sale.

     The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair value of investment securities available for sale at December 31, 1996 and 1995 were as follows:

                                                                      Gross           Gross
                                                     Amortized     unrealized      unrealized          Estimated
                                                        cost      holding gains   holding losses       fair value
                                                        ----      -------------   --------------       ----------
            (dollars expressed in thousands)
       December 31, 1996:
         U.S. Treasury                               $  26,088           81                 --            26,169
         U.S. Government agencies
           and corporations:
         Mortgage-backed securities                     32,525           29               (153)           32,401
          Other                                         23,056           14                (26)           23,044
         Federal Home Loan Bank and
         Federal Reserve Bank stock                      5,296           --                 --             5,296
                                                       -------          ---             ------            ------
            Total                                    $  86,965          124               (179)           86,910
                                                       =======          ===             ======            ======

       December 31, 1995:
         U.S. Government agencies
           and corporations:
          Mortgage-backed securities                 $  11,105           65                 (1)           11,169
          Other                                         23,179           50                (44)           23,185
         Federal Home Loan Bank and
            Federal Reserve Bank stock                   4,983           --                 --             4,983
                                                       -------         ----               ----            ------
            Total                                    $  39,267          115                (45)           39,337
                                                       =======         ====               ====            ======

     The amortized cost of investment securities, by contractual maturity, at December 31, 1996 is presented below. The expected maturities of mortgage-backed securities differ from contractual maturities since the borrowers have the right to call or prepay the obligations with or without prepayment penalties.

                                                                    Over one       Over five               eighted
                                                     One year        through        through     Over       average
                                                      or less      five years      ten years  ten years     yield
                                                      -------      ----------      ---------  --------     ------
                                                                    (dollars expressed in thousands)

       U.S. Treasury                               $   20,016         6,072            --          --       5.38%
       U.S. government agencies
         and corporations:
         Mortgage-backed securities                        --        23,668            --       8,857       6.05
         Other                                         18,087         4,969            --          --       5.31
       Federal Home Loan Bank and
         Federal Reserve Bank stock
         (no stated maturity)                           5,296            --            --          --       5.87
                                                       ------        ------         -----       -----
                Total                              $   43,399        34,709            --       8,857       5.64
                                                       ======        ======         =====       =====       ====

                Weighted average yield                   5.34%         5.63%           --        7.17%
                                                         ====          ====         =====        ====

     Proceeds from sales of securities were $20.6 million, $76.0 million and $106.8 million for the years ended December 31, 1996, 1995 and 1994, respectively. Gross gains of $185,000, $2.2 million and $48,000 were realized for the years ended December 31, 1996, 1995 and 1994, respectively. No losses were realized for the years ended December 31, 1996 and 1995. Gross losses of $7.1 million were realized for the year ended December 31, 1994. For 1995, the net gains on sales of securities were offset by the recognition of $5.1 million of hedging losses.
     The  Subsidiary  Banks  maintain  investments in the Federal Home Loan Bank
(FHLB) and the Federal Reserve Bank (FRB). These investments are recorded at cost, which represents redemption value. The investment in FHLB stock is maintained at a minimum amount equal to the greater of 1% of the aggregate outstanding balance of loans secured by residential real estate, or 5% of advances from the FHLB. The investment in the FRB stock is maintained at a minimum of 6% of the Subsidiary Banks' capital stock and capital surplus.
     Investment securities with a carrying value of approximately $8.4 million and $30.8 million at December 31, 1996 and 1995, respectively, were pledged in connection with deposits of public and trust funds, securities sold under agreements to repurchase and for other purposes as required by law.

 (5)  Loans and Allowance for Possible Loan Losses
     Changes in the allowance for possible loan losses for the years ended December 31 were as follows:

                                                     1996       1995      1994
                                                     ----       ----      ----
                                                      (dollars expressed in
                                                             thousands)

     Balance, January 1                          $   5,228      2,756     2,637
     Acquired allowance for
       possible loan losses                          2,338       --         --
                                                     -----     ------     -----
                                                     7,566      2,756     2,637
                                                    ------      -----     -----
     Loans charged-off                              (4,061)    (4,069)   (2,258)
     Recoveries of loans previously
       charged-off                                   1,392        715     1,119
                                                    ------     -------    -----
                  Net loans charged-off             (2,669)    (3,354)   (1,139)
                                                    ------      -----     -----
     Provision charged to operations                 1,250      5,826     1,258
                                                    ------      -----     -----
     Balance, December 31                        $   6,147      5,228     2,756
                                                    ======      =====     =====

     At December 31, 1996 and 1995, FBA had $2.09 million and $549,000, respectively, of loans on nonaccrual status. Interest on nonaccrual loans, which would have been recorded under the original terms of the loans, was $161,000, $93,000 and $15,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Of these amounts, $72,000, $70,000 and $14,000 was actually recorded as interest income on such loans in 1996, 1995 and 1994, respectively.
     At December 31, 1996 and 1995, FBA had $3.7 million and $1.6 million of impaired loans, which is represented by loans on nonaccrual status and consumer installment loans 60 days or more past due. The impaired loans had no specific reserves at December 31, 1996 and 1995. The average recorded investment in impaired loans was $2.2 million and $1.6 million for the years ended December 31, 1996 and 1995, respectively.
     FBA's primary market areas are Houston, Dallas and McKinney, Texas and Roseville and Citrus Heights, California. At December 31, 1996, approximately 43% of the total loan portfolio and 27% of the commercial, financial and agricultural loan portfolio were to borrowers within this region. In the past, certain of these areas have been heavily influenced by the energy sector of the economy, particularly the oil and gas industry. Problems which surfaced in this area in prior years have tended to cause the economic base to broaden, contributing to a more stable lending environment. FBA does not have any loans directly related to the energy segment of the economy.
     Indirect automobile lending constituted the only significant concentration of credit risk. Financial instruments related to indirect automobile financing, including loans and unfunded loan commitments, comprised approximately 25% and 53% of all loans and unfunded loan commitments at December 31, 1996 and 1995, respectively.
     In general, FBA is a secured lender. At December 31, 1996, approximately 98% of the loan portfolio was secured. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction.

(6)  Bank Premises and Equipment
     As part of the financial restructuring discussed in Note 2, effective December 31, 1994, the carrying value of FBA's bank premises and equipment was adjusted to their current fair value and the balance of accumulated depreciation was eliminated. As a result of this procedure, total bank premises, net of accumulated depreciation, was reduced by an aggregate of $4.4 million.
     Bank premises and equipment were comprised of the following at December 31:

                                                            1996          1995
                                                            ----          ----
                                                            (dollars expressed
                                                               in thousands)

          Land                                           $  2,424         2,424
          Buildings and improvements                        3,234         3,139
          Furniture, fixtures and equipment                 2,619         1,435
          Construction in progress                             41          --
                                                            -----         -----
             Total                                          8,318         6,998
          Less accumulated depreciation                     1,949           544
                                                            -----         -----
             Bank premises and equipment, net            $  6,369         6,454
                                                            =====         =====

     Depreciation expense for the years ended December 31, 1996, 1995 and 1994 totaled $553,000, $544,000 and $728,000, respectively.
     FBA leases land, office properties and some items of equipment under operating leases. Certain of the leases contain renewal options and escalation clauses. Total rent expense was $350,000, $537,000 and $589,000 for the years ended December 31, 1996, 1995 and 1994, respectively. Future minimum lease payments under noncancellable operating leases extend through 2019 as follows:

                                              (dollars expressed in thousands)
  Year ending December 31:
       1997                                            $    983
       1998                                                 929
       1999                                                 450
       2000                                                 148
       2001                                                 120
       Thereafter                                         2,520
                                                          -----
        Total minimum lease payments                   $  5,150
                                                          =====

     FBA leases a portion of its owned banking facility located in McKinney, Texas. The building has approximately 51,200 square feet, 10,800 square feet of which is occupied by the Bank. The remaining space is leased to unrelated parties. Total rental income was $419,000, $284,000 and $286,000 for the years ended December 31, 1996, 1995 and 1994, respectively.


(7)  Note Payable
     FBA borrowed $14.0 million from First Banks under a $15.0 million note payable agreement to fund the acquisition of Sunrise. The borrowings under the note agreement bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. The principal and accrued interest under the note agreement are due and payable on October 31, 2001. The accrued and unpaid interest under the note agreement as of and for the year ended December 31, 1996 was $194,000.

(8)    Income Taxes
     FBA adopted SFAS 109 effective January 1, 1993. There was no one-time cumulative effect of this change in accounting for income taxes because a valuation reserve was established in an amount equal to the net deferred tax asset.
     Total income tax expense of $1.0 million and tax benefits of $2.1 million for the years ended December 31, 1996 and December 31, 1995, respectively were allocated to operations. Total income tax benefits for the year ended December 31, 1994 were allocated $9.5 million to operations, $535,000 to stockholders' equity for the tax effect of unrealized holding losses on available-for-sale securities and $1.2 million to the tax effect of the quasi-reorganization.

     Income tax expense (benefits) for the years ended December 31 consist of:

                                                       1996           1995            1994
                                                       ----           ----            ----
                                                         (dollars expressed in thousands)
       Current income tax expense:
         Federal                                   $   --              --              --
         State                                         --              --              --
                                                    ------           ------           -----
                                                       --              --              --
       Deferred income tax expense (benefit):
         Federal                                     1,005          (2,083)         (9,461)
         State                                          (3)            --              --
                                                    ------          ------          ------
                                                     1,002          (2,083)         (9,461)
                                                    ------          ------          ------
           Total                                   $ 1,002          (2,083)         (9,461)
                                                    ======          ======          ======

     The effective rates of federal income taxes for the years ended December 31 differ from statutory rates of taxation as follows:
                                                    1996                      1995                      1994
                                            -------------------       -------------------        ------------------
                                             Amount      Percent      Amount       Percent       Amount     Percent
                                                                (dollars expressed in thousands)
       Income (loss) before provision
         for income tax benefit            $  2,571               $ (5,903)                    $ (10,366)
                                             =====                   =====                        ======
       Tax at federal income tax rate      $    900      35.0%    $  2,066)       (35.0)%      $  (3,628)    (35.0)%
       Reasons for difference in federal
         income tax and effective rate:
           Change in the deferred tax
              valuation allowance               --        --          --            --           (35,559)   (343.0)
           Change in tax attributes avail-
              able to be carried forward        --        --          --            --            29,586     285.4
           Amortization of excess cost          34        1.3         --            --              --         --
           Other                                68        2.7         (17)         (.3)              140       1.4
                                             -----      -----       -----         -----           ------    ------
              Tax at effective rate        $ 1,002       39.0%   $ (2,083)       (35.3)%       $  (9,461)    (91.2)%
                                             =====      =====       =====         =====            ======    ======


     The tax  effects of  temporary  differences  that give rise to  significant portions of the deferred tax assets and deferred tax liabilities are as follows:
                                                                                December 31,
                                                                          1996               1995
                                                                          ----               ----
                                                                     (dollars expressed in thousands)
       Deferred tax assets:
          Allowance for possible loan losses                           $   1,754            1,830
          Foreclosed property                                              1,856            1,733
          Book losses on investment securities not
          currently allowable for tax purposes                                --              328
          Postretirement medical plan                                        353              359
          Quasi-reorganization adjustment of bank premises                 1,427            1,477
          Other                                                            1,007              162
          Net operating loss carryforwards (Federal and State)            12,512           11,447
                                                                          ------           ------
            Gross deferred tax assets                                     18,909           17,336
          Valuation allowance                                             (3,390)          (2,731)
                                                                          ------           ------
            Net deferred tax assets                                       15,519           14,605
                                                                          ------           ------
       Deferred tax liabilities:
          Book gains on investment securities not currently
            recognizable for tax purposes                                    167               --
          FHLB stock dividends                                               230              144
          Bank premises and equipment                                        466              902
          Safe harbor leases                                                  23              280
          Other                                                               23               36
                                                                          ------           ------
            Gross deferred tax liabilities                                   909            1,362
                                                                          ------           ------
            Net deferred tax assets                                    $  14,610           13,243
                                                                          ======           ======

     Changes to the deferred tax asset  valuation  allowance for the years ended
December 31 were as follows:

                                                                     1996        1995        1994
                                                                     ----        ----        ----
                                                                   (dollars expressed in thousands)

       Balance, January 1                                        $  2,731        2,731      38,290
       Current year deferred provision, change in
          deferred tax valuation allowance                            --            --     (35,559)
       Purchase acquisitions                                          659           --          --
       Deferred tax assets valuation allowance,
          December 31                                            $  3,390        2,731       2,731
                                                                   ======        =====    ========

     Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 1994 will be credited directly to capital surplus under the terms of the quasi-reorganization described in Note 2 and the provisions of SFAS 109.
     With the completion of the sale of the Class B Stock described in Note 2, the Internal Revenue Code (IRC) provides that the net operating loss carryforwards generated prior to the transaction are subject to an annual limitation for all subsequent tax years. This annual limitation is $1.4 million. Subsequent to the completion of the private placement of Class B Stock, a detailed analysis of the net operating losses and tax credit carryforwards was performed. A large portion of the net operating losses and all of the tax credit carryforwards will expire prior to their utilization, and were therefore removed from the analysis. This is reflected in the reduction in the valuation allowance. After giving effect to the applicable limitations in the IRC, for federal income tax purposes, FBA had net operating loss carryforwards (NOLs) of approximately $32.7 million available to offset future taxable income at December 31, 1995.
     At December 31, 1996, FBA has separate limitation year (SRLY) NOLs carryforwards of $35.4 million, including $3.0 million which were acquired with the Sunrise acquisition occurring in 1996 and their utilization is subject to an annual limitation of $1.1 million. Also acquired in the acquisition are alternative minimum tax credits of $295,000. These credits were also subject to annual limitations.

     The NOLs for FBA at December 31, 1996 expire as follows:

                                          dollars expressed in thousands)
        Year ending December 31:
           1998                                     $   4,140
           1999                                         2,641
           2000                                           103
           2001 through 2010                           28,527
                                                      -------
                        Total NOLs                  $  35,411
                                                      =======

     For California income tax purposes, FBA has NOL carry forwards of approximately $4.3 million. The NOLs expire as follows:

                                                (dollars expressed in thousands)
                  Year ending December 31:
                     1997                                  $   1,272
                     1998                                      1,089
                     1999                                      1,089
                     2000                                        894
                                                              ------
                                                           $   4,344

     The remaining net deferred tax assets were reevaluated to determine whether it is more likely than not the deferred tax assets will be recognized in the future. With the completion of the private placement of Class B Stock and the receipt of the resulting cash proceeds of $30 million, FBA is capable of pursuing acquisitions, expanding its services and reducing its reliance on borrowed funds. FBA and First Banks have formulated a plan to further reduce operating costs and expand into other revenue-generating areas. First Banks is providing certain services at substantially reduced costs such as data processing, item processing, loan servicing, commercial noncredit services, accounting and tax assistance and various insurance programs. By utilizing the services and personnel available from First Banks, by implementing various other cost reduction plans and by pursuing its acquisition objectives, FBA's management believes it is more likely than not its income will be increased to a level that permits utilization of all or a substantial portion of net deferred tax assets including NOLs. Taking all positive and negative criteria into consideration, it was determined that the valuation allowance established should be $2.7 million.

(9)    Employee Benefit Plans
     Pension Plan. FBA has a noncontributory defined benefit pension plan covering substantially all officers and employees. Under the plan, retirement benefits are computed primarily based on the years of service and the highest five-year average salary during the last ten years of service. It is the policy of FBA to fund the net periodic pension cost, but not less than the minimum required nor greater than the maximum deductible contribution determined in accordance with applicable income tax regulations. During 1994, FBA discontinued the accumulation of benefits under the plan. As a result of this change, the total expense with respect to the defined benefit pension plan was $1.1 million for the year ended December 31, 1994. Contributions to the plan were $512,000 for plan year 1994. No contributions were made to the pension plan during 1996 and 1995.

     The following table shows the plan's funded status as follows:
                                                                                          December 31,
                                                                                     1996            1995
                                                                               (dollars expressed in thousands)
          Actuarial present value of benefit obligations:
            Vested benefits                                                    $     7,506           7,539
            Nonvested benefits                                                           8              44
                                                                                     -----           -----
                          Accumulated benefit obligations                            7,514           7,583
                                                                                     =====           =====
          Projected benefit obligation                                               7,514           7,583
          Plan assets at fair value                                                  9,202           8,928
                                                                                     -----           -----
          Plan assets in excess of projected benefit obligation                     (1,688)         (1,345)
          Unrecognized net gain from past experience different
            from that assumed and effects of changes in assumptions                    956             872
                                                                                     -----           -----
                          Prepaid pension cost                                 $      (732)           (473)
                                                                                     =====           =====



     Net periodic pension expense (income) for the years ended December 31 included the following:

                                                                          1996            1995           1994
                                                                          ----            ----           ----
                                                                           (dollars expressed in thousands)

         Service cost - benefits earned during the period             $     --               --            289
         Interest cost on projected benefit obligation                     515              550            572
         Actual return on assets                                          (720)          (1,517)           161
         Net amortization and deferral                                     (20)             868             42
                                                                          ----            -----           ----
                      Net periodic pension expense (income)           $   (225)             (99)         1,064
                                                                          ====            =====          =====

     The weighted average assumed discount rate used in determining the actuarial present value of the projected benefit obligation was 7.00% on December 31, 1996, 1995 and 1994, respectively. Prior to the discontinuation of accumulation of benefits under this plan, the projected rate of increase in future salary levels was 4.5% in 1994. The expected long-term rate of return on assets used in determining the net pension expense (income) was 8.5% for 1996, 8.5% for 1995 and 8.0% for 1994. The plan assets consist of money market funds, bank-managed common trust funds and corporate securities.
     401(k) Plan. FBA has a 401(k) plan which constitutes a qualified cash or deferred profit sharing plan under Section 401(k) of the IRC of 1986. The 401(k) plan is administered by a committee appointed by the Board of Directors of FBA. The assets of the 401(k) plan are held and managed under a trust agreement with the trust department of an unaffiliated bank.
     Prior to the year ended December 31, 1994, FBA contributed between 10% and 20% of the amount of employee contributions with a maximum contribution of 5% of each employee's salary. In connection with the discontinuation of the accumulation of benefits in the defined benefit pension plan in 1994 discussed above, FBA increased its matching contribution for the 401(k) plan to 50% of employee contributions, retaining the maximum contribution of 5% of each employee's salary. Contributions by participating employees pursuant to the terms of the 401(k) plan are automatically fully vested and nonforfeitable. Funds contributed to the 401(k) plan by FBA for the account of a participating employee become vested and nonforfeitable after the employee has completed five years of service with FBA. FBA accrued $23,000, $41,000 and $25,000 for contributions to the 401(k) plan for the years ended December 31, 1996, 1995 and 1994, respectively. Postretirement Benefits Other Than Pensions. FBA makes certain health care and life insurance benefits available for substantially all of its retired employees, a portion of the cost of which is paid by FBA. The estimated cost of such postretirement benefits is accrued as an expense during the period of an employee's active service to FBA. During 1994, FBA reevaluated the cost of this plan and changed it to provide contributions for coverage only to those individuals receiving benefits on August 31, 1994. Employees retiring after that date would be allowed to purchase coverage, but must pay the entire cost associated with such coverage. As a result of this change, the unfunded accumulated postretirement benefit obligations were reduced to $898,000 at the date of the change. This amount was then accrued as an expense. The following table sets forth the postretirement benefit plan's accumulated obligation at December 31, 1996 and 1995:

                                                                        1996         1995
                                                                        ----         ----
                                                                  (dollars expressed in thousands)

    Accumulated postretirement benefit obligation for retirees     $     699          871
    Fair value of plan assets                                             --           --
                                                                         ---          ---
             Accumulated postretirement benefit obligations
                   in excess of plan assets                              699          871
    Unrecognized prior service cost                                       65           71
    Unrecognized net gain (loss)                                         142          (16)
                                                                         ---          ---
             Accrued postretirement benefit cost                   $     906          926
                                                                         ===          ===



     Net postretirement benefit cost for the years ended December 31 consisted of the following components:

                                                                           1996         1995          1994
                                                                           ----         ----          ----
                                                                          (dollars expressed in thousands)

         Service cost - benefits earned during the period                $  --            --            46
         Interest cost on accumulated postretirement benefit
           obligation                                                       57            67            89
         Amortization of transition obligation                               6             6            59
                                                                            --            --           ---
                      Total net postretirement benefit cost                 63            73           194
         Curtailment gain under SFAS 106                                    --            --           (97)
         Recognition of transition obligation                               --            --           898
                                                                            --            --           ---
                      Total expense                                      $  63            73           995
                                                                            ==            ==           ===

     As of December 31, 1996, a health care cost trend assumption is not relevant to the calculation of the accumulated post retirement benefit obligation since active employees are no longer covered. For retired employees, the employer's share of the medical premium is fixed at the time of retirement and is not affected by premium increases due to inflation. The assumed discount rate used in determining the accumulated postretirement benefit obligation was 7% for 1996 and 1995 and 7.5% for 1994.

(10)   Directors' Benefit Plans
     Stock Bonus Plan. The 1993 Directors' Stock Bonus Plan provides for annual grants of FBA common stock to the nonemployee directors of FBA. Directors' compensation of $27,000, $27,000 and $67,000 was recorded relating to this plan for the years ended December 31, 1996, 1995 and 1994, respectively. These amounts represented the market values of the 1,000, 1,000 and 2,500 shares granted annually for the years ended December 31, 1996, 1995 and 1994, respectively, under the Stock Bonus Plan.
     The plan is self-operative, and the timing, amounts, recipients and terms of individual grants are determined automatically. On July 1 of each year, each nonemployee director automatically receives a grant of 500 shares of common stock. The maximum number of plan shares that may be issued shall not exceed 16,667 shares. The plan will expire on July 1, 2001.
     Directors' Retirement Plan. In 1993, FBA adopted a noncontributory defined benefit pension plan covering nonemployee directors of FBA. Under the plan, retirement benefits are primarily a function of years of service as a director. During 1994, coverage under the plan was extended to include nonemployee directors of BankTEXAS N.A. On September 11, 1995, FBA's and BankTEXAS N.A.'s Board of Directors discontinued the Directors' Retirement Plan and, accordingly, reversed to income $179,000, which represents the nonvested portion of benefits accrued under the plan.
     Net periodic pension cost for the years ended December 31, 1996, 1995 and 1994 was $4,000, $40,000 and $65,000, respectively.

(11)   Commitments and Contingencies
     FBA is a party to commitments to extend credit and commercial and standby letters of credit in the normal course of business to meet the financing needs of its customers. These instruments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The interest rate risk associated with these credit commitments relates primarily to the commitments to originate fixed-rate loans. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that, in accordance with the requirements of SFAS 105, collateral or other security is of no value. FBA uses the same credit policies in granting commitments and conditional obligations as it does for on-balance- sheet items.
     Commitments to extend credit at December 31 are as follows:
                                                      1996            1995
                                                      ----            ----
                                                (dollars expressed in thousands)

            Credit card commitments                $   3,140          1,022
            Other loan commitments                    92,454         41,323
            Standby letters of credit                    177            --
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

(12)   Stockholders' Equity
     Stock Options. On April 19, 1990, the Board of Directors of FBA adopted the 1990 Stock Option Plan (1990 Plan). The 1990 Plan currently provides that no more than 200,000 shares of common stock will be available for stock options. One-fourth of each stock option becomes exercisable at the date of the grant and at each anniversary date of the grant. The options expire ten years from the date of the grant. There were no options granted during the three years ended December 31, 1996.

     At December 31, 1996, there were 36,833 shares available for future stock options and 57,500 shares of common stock reserved for the exercise of outstanding options. Transactions relating to the 1990 Plan for the years ended
December 31 were as follows:


                                                      1996                     1995                      1994
                                               ------------------      -------------------       -------------------
                                                           Average                  Average                  Average
                                                           option                   option                   option
                                               Amount       price      Amount        price       Amount       price

     Outstanding options, January 1            67,500     $ 3.75        98,133     $ 3.75        133,700    $ 3.75
     Options exercised                        (10,000)      3.75       (30,633)      3.75        (35,567)     3.75
                                              -------                   ------                   -------
     Outstanding options, December 31          57,500       3.75        67,500       3.75         98,133      3.75
                                               ======       ====        ======       ====        =======      ====

     Options exercisable, December 31          57,500                   67,500                    98,133
                                               ======                   ======                   =======

     Warrants. In connection with a previous restructuring of FBA, a warrant to purchase common stock was granted to the Federal Deposit Insurance Corporation
(FDIC). On October 1, 1996, FBA purchased the outstanding warrant to acquire 131,336 shares of FBA common stock at $0.75 per share from the FDIC for an aggregate amount of $1.28 million. The purchase of the warrant was applied as a reduction of capital surplus.
     Distribution of Earnings of the Subsidiary Banks. The distribution of earnings of the Subsidiary Banks has been restricted by various state and federal regulations. As a result of the capital contributed to BankTEXAS N.A. following the private placement of Class B Stock and the quasi-reorganization described in Note 2, the Subsidiary Banks may be allowed to pay dividends in the future from any retained earnings, subject to applicable regulatory limitations. At December 31, 1996, BankTEXAS N.A. and Sunrise Bank had retained deficits of $2.0 million and $112,000, respectively.

(13)   Transactions With Related Parties
     Following the private placement of Class B Stock described in Note 2, FBA and the Subsidiary Banks began purchasing certain services and supplies from or through its majority shareholder, First Banks. FBA's financial position and operating results could significantly differ from those that would be obtained if FBA's relationship with First Banks did not exist.
     First Banks provides data processing and other  management  services to FBA and the Subsidiary Banks. Under the data processing agreement, a subsidiary of First Banks provides data processing and various related services to FBA. The fees for such services are significantly lower than FBA was paying its nonaffiliated vendors. The management fee agreement provides that FBA compensate First Banks on an hourly basis for its use of personnel for various functions including internal auditing, loan review, income tax preparation and assistance, accounting, asset/liability and investment services, loan servicing and other management and administrative services. Hourly rates for such services compare favorably with those for similar services from unrelated sources, as well as the internal costs of FBA personnel which were used previously, and it is estimated that the aggregate cost for the services are significantly more economical than those previously incurred by FBA separately. Fees paid under these agreements were $997,000, $796,000 and $14,000 for the years ended December 31, 1996, 1995 and 1994, respectively. As more fully described in Note 4, FBA sold an aggregate of $113.9 million in investment securities in September 1994, of which $60.1 million were sold to a subsidiary of First Banks at fair value.
     The Subsidiary Bank's have $21.4 million in whole loans and loan participations outstanding at December 31, 1996 that were purchased from banks affilated with First Banks. In addition, the Subsidiary Banks have sold $26.7 million in whole loans and loans participations to affiliates of First Banks at December 31, 1996. There were no whole loans or loan participations outstanding at December 31, 1995. These loans and loan participations were acquired and sold at interest rates and terms prevailing at the dates of their purchase or sale and under standards and policies followed by the Subsidiary Banks.
     FBA borrowed $14.0 million from First Banks under a $15.0 million note payable agreement to fund the acquisition of Sunrise. The borrowings under the note agreement bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. The principal and accrued interest under the note agreement are due and payable on October 31, 2001. The accrued and unpaid interest under the note agreement as of and for the year ended December 31, 1996 was $194,000.
     Outside of normal customer relationships, no directors, executive officers or stockholders holding over 5% of FBA's voting stock, and no corporations or firms with which such persons or entities are associated, currently maintain or have maintained, any significant business or personal relationships with FBA or its subsidiaries, other than that which arises by virtue of such position or ownership interest in FBA, except as described above.

(14) Interest Rate Risk Management and Derivative Financial Instruments With Off-Balance-Sheet Risk
     Derivative financial instruments held by FBA at December 31, 1996 and 1995 consist of an interest rate cap agreement with a notional amount of $10 million and credit exposure of $335,000 and $291,000, respectively.
     FBA's interest rate cap agreement limits the interest expense associated with certain of its interest-bearing liabilities. In exchange for an initial fee, the interest rate cap agreement entitles FBA to receive interest payments when a specified index rate exceeds a predetermined rate. The agreement outstanding at December 31, 1996 and 1995 effectively limits the interest rate to 5.0% on $10 million of interest-bearing liabilities from October 15, 1997 to May 15, 2000. At December 31, 1996 and 1995, the unamortized costs were $353,000 and $465,000, respectively, and were included in other assets. There are no amounts receivable under the agreement.
     Previously, FBA sold interest rate futures contracts and purchased options on interest rate futures contracts to hedge the interest rate risk of its available-for-sale securities portfolio. Interest rate futures contracts are commitments to either purchase or sell designated financial instruments at a future date for a specified price and may be settled in cash or through delivery of such financial instruments. Options on interest rate futures contracts confer the right to purchase or sell financial futures contracts at a specified price and are settled in cash. There were no outstanding positions of interest rate futures contracts or options on interest rate futures contracts at December 31, 1995 and no activity for the year ended December 31, 1996.

     For the year ended December 31, 1995, FBA incurred a net loss on interest rate futures contracts of $5.95 million, of which $806,000 was amortized to income as a yield adjustment to the investment security portfolio and $5.14 million was included in the cost basis in determining the gain or loss upon the sale of the securities. There were no gains or losses from interest rate futures contracts for the years ended December 31, 1996 and 1994.
     FBA has 21.4 million in whole loans and loan participations outstanding at December 31, 1996 that were purchased from banks affiliated with First Banks. In addition, FBA has sold 26.7 million in whole loans and participations to affiliates in December 31, 1996. There were no whole loans or loan participations outstanding at December 31, 1995. These loans and loan participations were acquired at interest rates and terms prevailing at the dates of their purchase and under standards and policies followed by the Bank.

(15)   Fair Value of Financial Instruments
     Fair values for financial instruments are management's estimate of the values at which the instruments could be exchanged in a transaction between willing parties. These estimates are subjective and may vary significantly from amounts that would be realized in actual transactions. In addition, other significant assets are not considered financial assets including deferred tax assets and bank premises and equipment. Further, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered in any of the estimates.

     The estimated fair values of FBA's financial instruments at December 31 were as follows:

                                                            December 31, 1996             December 31, 1995
                                                         -----------------------       --------------------
                                                       Carrying        Estimated      Carrying       Estimated
                                                        amount        fair value       amount       fair value
                                                                  (dollars expressed in thousands)
          Assets:
            Cash and cash equivalents                 $ 21,964         21,964           40,922         40,922
            Investment securities                       86,910         86,910           39,337         39,337
            Net loans                                  235,727        238,266          187,345        189,294
            Accrued interest receivable                  2,348          2,348              665            665
          Liabilities:
            Demand and savings deposits                175,994        175,994          124,019        124,019
            Time deposits                              143,812        144,179          125,244        126,150
            Accrued interest payable                       710            710              792            792
            Borrowings                                  16,092         16,092            7,780          7,780
          Off balance sheet:
            Interest rate cap agreement                    353            335              465            291
            Unfunded loan commitments                       --             --               --             --

     The following methods and assumptions were used in estimating the fair value of financial instruments:
Financial Assets:
   Cash and cash equivalents and accrued interest receivable: The carrying values reported in the consolidated balance sheets approximate fair value.
    Investment securities: Fair value for securities available for sale were the amounts reported in the consolidated balance sheets. If quoted market prices were not available, fair values were based upon quoted market prices of comparable instruments.
   Net loans: The fair value for most loans was estimated utilizing discounted cash flow calculations that applied interest rates currently being offered for similar loans to borrowers with similar risk profiles. The carrying values for loans are net of the allowance for possible loan losses and unearned discount. Financial Liabilities:
   Deposits: The fair value disclosed for deposits generally payable on demand (i.e., non-interest-bearing and interest-bearing demand, savings and money market accounts) were considered equal to their respective carrying amounts as reported in the consolidated balance sheets. The fair value disclosed for demand deposits does not include the benefit that results from the low-cost funding provided by deposit liabilities compared to the cost of borrowing funds in the market. The fair value for certificates of deposit was estimated using a discounted cash flow calculation that applied interest rates currently being offered on similar certificates to a schedule of aggregated monthly maturities of time deposits.

   Borrowings and accrued interest payable: The carrying values reported in the consolidated balance sheets approximate fair value.
Off-Balance-Sheet:
   Interest rate cap agreement: The fair value of the interest rate cap agreement is estimated by comparison to market rates quoted on new agreements with similar creditworthiness.
   Unfunded loan commitments: The majority of the commitments to extend credit and commercial and standby letters of credit contain variable interest rates and credit deterioration clauses and, therefore, the carrying value of these credit commitments approximates fair value.

(16)  Regulatory Capital
     The Subsidiary Banks are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Subsidiary Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Subsidiary Banks must meet specific capital guidelines that involve quantitative measures of the Subsidiary Banks' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Subsidiary Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.
     Quantitative measures established by regulations to ensure capital adequacy require the Subsidiary Banks to maintain certain minimum capital ratios. The Subsidiary Banks are required to maintain a minimum risk-based capital to risk-weighted assets ratio of 8.0%, with at least 4.0% being "Tier 1" capital (as defined in the regulations). In addition, a minimum leverage ratio (Tier 1 capital to total assets) of 3.0% plus an additional cushion of 100 to 200 basis points is expected. In order to be well capitalized under Prompt Corrective Action provisions, the bank is required to risk weighted assets ratio of at least 10%, a Tier 1 to risk weighted assets ratio of at least 6%, and a leverage ratio of at least 5%. As of August 31, 1995, the date of the most recent notification from FBA's primary regulator, BTX was categorized as adequately capitalized under the regulatory framework for prompt corrective action. Management believes, as of December 31, 1996, the Subsidiary Banks are well capitalized as defined by the FDIC Act.

     At December 31, 1996 and 1995, FBA's and the Subsidiary Banks' capital ratios were as follows:

                                         Risk-Based Capital Ratios
                                     Total                   Tier 1              Leverage Ratio
                              -----------------          ---------------        --------------
                              1996         1995          1996      1995          1996      1995
                              ----         ----          ----      ----          ----      ----
      FBA                     7.64%       11.69%         6.38%     10.43%         5.31%    8.38%
      BankTEXAS N.A.         10.29         8.01          9.04       6.74          7.53     5.38
      Sunrise Bank (1)       17.67          --          16.39         --         10.88       --

----------------
(1)  Sunrise Bank was acquired by FBA on November 1, 1996.

(17)   Contingent Liabilities
     In the ordinary course of business, there are various legal proceedings pending against FBA and/or the Subsidiary Banks. Management, in consultation with legal counsel, is of the opinion that the ultimate resolution of these proceedings will have no material effect on the financial condition or results of operations of FBA or the Subsidiary Banks.

(18)   Parent Company Only Financial Information

                            Condensed Balance Sheets

                                                                              December 31,
                                                                        1996            1995
                                                                        ----            ----
                                                                  (dollars expressed in thousands)
    Assets:
      Cash                                                           $     439           8,541
      Investment in subsidiaries                                        43,958          25,386
      Deferred tax assets                                                3,297           3,435
      Other assets                                                         143              71
                                                                        ------          ------
              Total assets                                           $  47,837          37,433
                                                                        ======          ======
    Liabilities and stockholders' equity:
      Payable to subsidiaries                                        $     --            1,819
      Note payable                                                      14,000              --
      Accrued and other liabilities                                        339             356
                                                                        ------          ------
              Total liabilities                                         14,339           2,175
    Stockholders' equity                                                33,498          35,258
                                                                        ------          ------
              Total liabilities and stockholders' equity             $  47,837          37,433
                                                                        ======          ======





                       Condensed Statements of Operations

                                                                             Years ended December 31,
                                                                       1996            1995             1994
                                                                       ----            ----             ----
                                                                         (dollars expressed in thousands)
     Income (loss):
       Interest                                                      $   211            315             498
       Loss on sale of securities, net                                    --             --            (661)
       Other                                                              --             --              35
                                                                       -----          -----           -----
          Total income                                                   211            315            (128)
                                                                       -----          -----           -----
     Expense:
       Interest                                                          246            140             451
       Provision for possible loan losses                                 --          -----              24
       Other                                                             338             32             453
                                                                       -----          -----           -----
          Total expense                                                  584            172             928
                                                                       -----          -----           -----
          Income (loss) before income tax (benefit) expense             (373)           143          (1,056)
     Income tax (benefit) expense                                       (126)            68          (3,527)
                                                                       -----          -----           -----
          Income (loss) before equity in undistributed
               income (loss) of subsidiaries                            (247)            75           2,471
     Equity in undistributed income (loss) of subsidiaries             1,816         (3,895)         (3,376)
                                                                       -----          -----           -----
          Net income (loss)                                          $ 1,569         (3,820)           (905)
                                                                       =====          =====           =====

                       Condensed Statements of Cash Flows

                                                                                      Years ended December 31,
                                                                                1996         1995            1994
                                                                                ----         ----            ----
                                                                                (dollars expressed in thousands)
         Operating activities:
           Net income (loss)                                               $    1,569        (3,820)         (905)
           Adjustments to reconcile net income (loss) to net
             cash provided by (used in) operating activities:
              Credit for deferred income taxes                                    126           --         (3,527)
              Equity in undistributed (income) loss of subsidiaries            (1,816)        3,895         3,376
              Other, net                                                       (1,987)         (552)        1,277
                                                                              -------      --------        ------
                    Net cash provided by (used in) operating activities        (2,108)         (477)          221
                                                                              -------      --------        ------
         Investing activities:
           Purchase of investment securities                                  (12,618)      (21,191)      (12,803)
           Proceeds from maturity of investment securities                      7,152         8,345           --
           Proceeds from sales of investment securities                         4,496        25,752        12,873
           Capital contributions to subsidiary                                (17,052)       (3,750)      (17,000)
                                                                              -------       -------        ------
                    Net cash provided by (used in) investing activities       (18,022)        9,156       (16,930)
                                                                              -------       -------        ------
         Financing activities:
           Increase in note payable                                            14,000          --             --
           Net proceeds from issuance and sale of Class B Stock                  --            --          29,623
           Exercise of stock options                                               38           115           136
           Repurchase of common stock for treasury                             (2,010)         (828)          --
           Net decrease in federal funds purchased and securities
              sold under agreements to repurchase                                --            --         (12,675)
                                                                              -------       -------        ------
                    Net cash provided by (used in) financing activities        12,028          (713)       17,084
                                                                                            -------        ------
                    Net increase (decrease) in cash and cash equivalents       (8,102)        7,966           375
         Cash and cash equivalents at beginning of year                         8,541           575           200
                                                                              -------       -------       -------
         Cash and cash equivalents at end of year                          $      439         8,541           575
                                                                              =======       =======       =======

         Supplemental disclosure - cash paid for interest                  $      475           110           428
                                                                              =======       =======       =======


                          Independent Auditors' Report
                          ----------------------------












KPMG Peat Marwick LLP






The Board of Directors and Stockholders
First Banks America, Inc.:

We have audited the accompanying consolidated balance sheets of First Banks America, Inc. and subsidiaries (the Company) as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                                  /s/KPMG Peat Marwick LLP
                                                  ------------------------


St. Louis, Missouri
March 7, 1997

Directors of First Banks America, Inc.
           James F. Dierberg       Chairman of the Board,  President  and Chief
                                   Executive  Officer of  First Banks   America,
                                   Inc., Houston, Texas; Chairman of the  Board,
                                   President and Chief Executive Officer,  First
                                   Banks, Inc., St. Louis, Missouri
           Allen H. Blake          Vice  President, Chief Financial Officer  and
                                   Secretary, First Banks America,Inc., Houston,
                                   Texas;  Executive   Vice    President,  Chief
                                   Financial Officer and Secretary, First Banks,
                                   Inc., St. Louis, Missouri
           Charles A. Crocco, Jr.  Partner in the law firm of Crocco & De  Maio,
                                   P.C., New York, New York.
           Edward T. Story, Jr.    President and Chief Executive Officer of SOCO
                                   International, Inc., an international oil and
                                   gas  exploration   and   production   company
                                   headquartered in Houston, Texas
           Mark T. Turkcan         Executive  Vice  President,  Retail  Banking,
                                   First Banks, Inc., St. Louis,  Missouri.
           Donald W. Williams      Executive   Vice   President,   Chief Credit
                                   Officer,   First  Banks,  Inc.,   St.  Louis,
                                   Missouri

     Executive Officers of First Banks America, Inc.
           James F. Dierberg       Chairman of the Board, P resident  and Chief
                                   Executive Officer
           Allen H. Blake          Vice President, Chief Financial  Officer  and
                                   Secretary
           David F. Weaver         Executive Vice President

     Senior Officers of BankTEXAS N.A.
           David F. Weaver         Chairman of the Board,  President  and  Chief
                                   Executive Officer
           Kathryn A. Aderman      Vice President of  Administration  and Human
                                   Resources
           Arved E. White          Senior   Vice  President  and  Chief Lending
                                   Officer

     Senior Officers of Sunrise Bank of California
           Donald W. Williams      Chairman of the  Board, President  and  Chief
                                   Executive Officer
           Terrance M. McCarthy    Director and Senior Vice President and  Chief
                                   Credit Officer
           Kathryn L. Perrine      Vice President, Chief Financial  Officer  and
                                   Secretary
           Joseph H. Plant         Director and Senior Vice President

                              INVESTOR INFORMATION

     FBA's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, is available without charge to any stockholder upon request. Requests should be directed to Kathryn A. Aderman, Assistant Secretary, First Banks America, Inc., P.O. Box 630369, Houston, Texas 77263-0369.

     The common stock of FBA is traded on the New York Stock Exchange with the ticker symbol "FBA" and is frequently reported in newspapers of general circulation with the symbol "FBKSAM" and in the Wall Street Journal with the symbol "FBA." As of March 18, 1997, there were approximately 3,100 record holders of common stock.

     Common stock price range:
                                              1996                              1995
                                     -----------------------            ---------------------
                                      High              Low              High             Low

           First quarter           $12-3/4           9-5/8             18-3/4           12-3/16
           Second quarter           10-1/2           9-1/4             16-7/8           12-3/16
           Third quarter            10-3/8           9-3/8             16-7/8           10-7/8
           Fourth quarter           10-3/8           9-3/4             13-3/4            9


     For information concerning the Company please contact:

     David F. Weaver                      Allen H. Blake                          Transfer Agent
     Executive Vice President             Vice President, Chief Financial         Boatmen's Trust Company
     P. O. Box 630369                       Officer and Secretary                 510 Locust Street
     Houston, Texas 77263-0369            11901 Olive Boulevard                   St. Louis, Missouri 63101
     Telephone: 713/954-2400              St. Louis, Missouri 63141               Telephone:  314/466-1357
                                          Telephone: 314/995-8700


                                   EXHIBIT 21

                            First Banks America, Inc.

                            Significant Subsidiaries

         The following is a list of all subsidiaries of the Company and the jurisdiction of incorporation or organization. BankTEXAS National Association and Sunrise Bank of California are wholly-owned by Sundowner Corporation, and Sundowner Corporation is wholly owned by First Banks America, Inc.

       Name of Subsidiary          Jurisdiction of Incorporation or Organization
       ------------------          ---------------------------------------------
      Sundowner Corporation                            Nevada
 BankTEXAS National Association                    United States
   Sunrise Bank of California                       California

                                  EXHIBIT 23(a)

                          Independent Auditors' Consent












The Board of Directors
First Bank, Inc.:

We consent to incorporation by reference in the registration statement (No. 33-42607 on form S-8 of First Banks America, Inc. and subsidiaries as of our report dated March 7, 1997, relating to the consoldiated balance sheets of First Banks America, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, which report appears in the December 31, 1996 annual report on Form 10-K of First Banks America, Inc.



                                                       /s/KPMG Peat Marwick LLP
                                                       ------------------------




St. Louis, Missouri
March 26, 1997