Form 10-Q
period 1997-03-31
FIRST BANKS AMERICA INC
filed 1997-05-13
CIK 310979

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

[X]               QUARTERLY REPORT PURSUANT TO SECTION  13  OR 15(d)  OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

     ----------------------------------------------------------------------
     (Former name, former address, and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes __X_ No ____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
                  Class                             April 30, 1997
                  -----                             --------------

Common Stock, $.15 par value                           1,103,652
Class B Common Stock, $.15 par value                   2,500,000

                            First Banks America, Inc.

                                      INDEX

                                                                          Page

PART I            FINANCIAL INFORMATION


     Item 1.      Financial Statements:
                  Consolidated Balance Sheets as of March 31, 1997
                    and December 31, 1996                                   -1-
                  Consolidated Statements of Income for the three
                    months ended March 31, 1997 and 1996                    -3-
                  Consolidated Statements of Cash Flows
                    for the three months ended March 31, 1997
                    and 1996                                                -4-
                  Notes to Consolidated Financial Statements                -5-

     Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     -7-


PART II           OTHER INFORMATION


     Item 6.      Exhibit and Reports on Form 8-K                          -12-


SIGNATURES                                                                 -13-

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                            FIRST BANKS AMERICA, INC.
                     Consolidated Balance Sheets (unaudited)
             (dollars expressed in thousands, except per share data)




                                                                           March 31,       December 31,
                                                                             1997              1996
                                                                             ----              ----
                                    ASSETS
                                    ------
Cash and cash equivalents:
    Cash and due from banks......................................        $  13,238            12,343
    Interest-bearing deposits with other financial institutions-
       with maturities of three months or less...................              756                146
    Federal funds sold...........................................           11,400              9,475
                                                                          --------           --------
          Total cash and cash equivalents........................           25,394             21,964
                                                                          --------           --------

Investment securities - available for sale, at fair value........           90,546             86,910

Loans:
   Real estate construction and development......................           43,344             48,025
   Commercial and financial......................................           50,005             44,238
   Real estate mortgage..........................................           55,290             54,761
   Consumer and installment......................................           86,820             96,096
                                                                          --------           --------
          Total loans............................................          235,459            243,120
  Unearned discount..............................................           (1,222)            (1,246)
  Allowance for possible loan losses.............................          ( 6,146)            (6,147)
                                                                          --------           --------
          Net loans..............................................          228,091            235,727
                                                                          --------           --------

Bank premises and equipment, net of
    accumulated depreciation.....................................            6,293              6,369
Intangible asset associated with the purchase of a
    subsidiary...................................................            3,240              3,127
Accrued interest receivable......................................            2,015              2,348
Other real estate owned..........................................              671                785
Deferred income taxes............................................           15,956             15,519
Other assets.....................................................            1,681              2,433
                                                                          --------           --------
          Total assets...........................................        $ 373,887            375,182
                                                                          ========           ========



                            FIRST BANKS AMERICA, INC.
                     Consolidated Balance Sheets (unaudited)
             (dollars expressed in thousands, except per share data)
                                   (continued)


                                                                             March 31,     December 31,
                                                                               1997            1996
                                                                               ----            ----
                                         LIABILITIES
                                         -----------
Deposits:
     Demand:
       Non-interest bearing..........................................      $  53,458          56,161
       Interest bearing..............................................         50,387          53,310
     Savings.........................................................         68,210          66,523
     Time:
       Time deposits of $100 or more.................................         30,505          31,679
       Other time deposits...........................................        111,283         112,133
                                                                             -------         -------
          Total deposits.............................................        313,843         319,806

Short term borrowings................................................          6,613           2,092
Note payable.........................................................         14,000          14,000
Deferred income taxes................................................          1,527             909
Accrued and other liabilities........................................          4,597           4,877
                                                                             -------         -------
          Total liabilities..........................................        340,580         341,684
                                                                             -------         -------

                             STOCKHOLDERS' EQUITY

Common Stock:
     Common stock, $.15 par value; 6,666,666 shares
       authorized; 1,412,900 shares issued and outstanding...........            212             212
     Class B common stock, $.15 par value; 4,000,000 shares
       authorized; 2,500,000 shares issued and outstanding...........            375             375
Capital surplus......................................................         38,040          38,036
Retained deficit since elimination of accumulated deficit
     of $259,117, effective December 31, 1994........................         (1,874)         (2,251)
Common treasury stock, at cost; 311,748 shares and 280,430
     shares at March 31, 1997 and December 31, 1996,
     respectively....................................................         (3,169)         (2,838)
Net fair value adjustment for securities available for sale..........           (277)            (36)
                                                                             -------         -------
          Total stockholders' equity.................................         33,307          33,498
                                                                             -------         -------
          Total liabilities and stockholders' equity.................      $ 373,887         375,182
                                                                             =======         =======









See accompanying notes to consolidated financial statements

                            FIRST BANKS AMERICA, INC.
                  Consolidated Statements of Income (unaudited)
             (dollars expressed in thousands, except per share data)

                                                                                         Three months ended
                                                                                              March 31,
                                                                                      1997                1996
Interest income:
    Interest and fees on loans....................................................  $     5,193          3,979
    Investment securities.........................................................        1,248            525
    Federal funds sold and other..................................................          196            504
                                                                                       --------       --------
          Total interest income...................................................        6,637          5,008
                                                                                       --------       --------
Interest expense:
   Deposits:
       Interest-bearing demand....................................................          298             98
       Savings....................................................................          545            436
       Time deposits of $100 or more..............................................          421            343
       Other time deposits........................................................        1,513          1,433
   Federal Home Loan Bank advances................................................           30             64
   Securities sold under agreements to repurchase, federal funds
      purchased and other borrowings..............................................           14             76
   Long-term debt.................................................................          276             24
                                                                                       --------       --------
          Total interest expense..................................................        3,097          2,474
                                                                                       --------       --------
          Net interest income.....................................................        3,540          2,534
Provision for possible loan losses................................................          550            100
                                                                                       --------       --------
          Net interest income after provision for possible loan losses............        2,990          2,434
                                                                                       --------       --------
Noninterest income:
       Service charges on deposit accounts and customer service fees..............          415            345
       Gain on sales of securities, net...........................................            -             75
       Other income...............................................................          240             18
                                                                                       --------       --------
          Total noninterest income................................................          655            438
                                                                                       --------       --------
Noninterest expense:
       Salaries and employee benefits.............................................        1,034            725
       Occupancy, net of rental income............................................          398            196
       Furniture and equipment....................................................          186            167
       Federal Deposit Insurance Corporation premiums.............................           34             18
       Postage, printing and supplies.............................................           99             74
       Data processing fees.......................................................          236             80
       Legal, examination and professional fees...................................          478            284
       Communications.............................................................          129            110
       Losses and expenses on foreclosed real estate, net of gains................          (31)             6
       Other expenses.............................................................          468            433
                                                                                       --------       --------
          Total noninterest expense...............................................        3,031          2,093
                                                                                       --------       --------
          Income before provision for income taxes ...............................          614            779
Provision for income taxes........................................................          237            318
                                                                                       --------       --------
          Net income..............................................................  $       377            461
                                                                                       ========       ========
Earnings per common share.........................................................  $       .10            .12
                                                                                       ========       ========
Weighted average shares of common stock and common stock
   equivalents outstanding (in thousands).........................................        3,676          4,008
                                                                                       ========       ========



See accompanying notes to consolidated financial statements

                            FIRST BANKS AMERICA, INC.
                Consolidated Statements of Cash Flows (unaudited)
                        (dollars expressed in thousands)


                                                                                     Three months ended
                                                                                          March 31,
                                                                                      1997         1996
Cash flows from operating activities:
   Net income................................................................   $      377           461
   Adjustments to reconcile net income to net cash:
      Depreciation and amortization of bank premises and equipment...........          158           161
      Amortization, net of accretion.........................................         (142)         (219)
      Provision for possible loan losses.....................................          550           100
      (Increase) decrease in accrued interest receivable.....................          333            64
      Interest accrued on liabilities........................................        3,097         2,474
      Payments of interest on liabilities....................................       (2,802)       (2,449)
      Provision for income taxes.............................................          237           318
      Gain on sales of securities, net.......................................           -            (75)
      Other..................................................................           36          (247)
                                                                                 ---------     ---------
          Net cash provided by (used in) operating activities................        1,844           588
                                                                                 ---------     ---------
Cash flows from investing activities:
    Sales of investment securities...........................................           -         10,513
    Maturities of investment securities......................................       23,324        28,748
    Purchases of investment securities.......................................      (27,126)      (77,700)
    Net decrease in loans....................................................        6,859        11,126
    Recoveries of loans previously charged off...............................          347           210
    Purchases of bank premises and equipment.................................          (82)        (109)
    Other investing activities...............................................           34            36
                                                                                 ---------    ----------
          Net cash provided by (used in) investing activities................        3,356        27,176)
                                                                                 ---------    ----------
Cash flows from financing activities:
    Increase (decrease) in deposits..........................................       (5,963)       (2,032)
    Increase (decrease) in borrowed funds....................................        4,520          (697)
    Repurchase of common stock for treasury..................................         (331)         (150)
    Other financing activities...............................................            4            24
                                                                                 ---------    ----------
          Net cash provided by (used in) financing activities................       (1,770)       (2,855)
                                                                                 ---------    ----------
          Net increase (decrease) in cash and cash equivalents...............        3,430      (29,443)
Cash and cash equivalents, beginning of period...............................       21,964        40,922
                                                                                 ---------     ---------
Cash and cash equivalents, end of period.....................................   $   25,394        11,479
                                                                                 =========     =========









See accompanying notes to consolidated financial statements

                            FIRST BANKS AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   (1)   Basis of Presentation

         The accompanying consolidated financial statements of First Banks America, Inc. (FBA) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 1996 annual report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim period presented herein, have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. Certain reclassifications of 1996 amounts have been made to conform with the 1997 presentation.

         The consolidated financial statements include the accounts of FBA and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

         FBA operates through two banking subsidiaries, BankTEXAS N.A., headquartered in Houston, Texas (BankTEXAS) and Sunrise Bank of California, headquartered in Roseville, California (Sunrise Bank) collectively referred to as Subsidiary Banks. Sunrise Bank was acquired on November 1, 1996. The acquisition was accounted for under the purchase method of accounting and, accordingly, the consolidated financial statements include the financial position and results of operations for the period subsequent to the acquisition date.

   (2)   Transactions with Related Party

         Following the private placement of Class B common stock in August 1994, FBA began purchasing certain services and supplies from or through its majority shareholder, First Banks, Inc. (First Banks). FBA's financial position and operating results could significantly differ from those that would be obtained if FBA's relationship with First Banks did not exist.

         First Banks provides data processing and other management services to FBA and the Subsidiary Banks. Under the data processing agreement, a subsidiary of First Banks provides data processing and various related services to FBA. The management fee agreement provides that FBA compensate First Banks on an hourly basis for its use of personnel for various functions including internal auditing, loan review income tax preparation and assistance, accounting, asset/liability and investment services, loan servicing and other management and administrative services. Fees paid under these agreements were $483,000 for the three months ended March 31, 1997 compared to $223,000 for the three months ended March 31, 1996. The fees for such services are significantly lower than FBA was paying its nonaffiliated vendors.

         The Subsidiary Banks have $25.7 million and $21.4 million in whole loans and loan participations outstanding at March 31, 1997 and December 31, 1996, respectively, that were purchased from banks affiliated with First Banks. In addition, the Subsidiary Banks have sold $14.5 million and $26.7 million in whole loans and loan participations to affiliates of First Banks at March 31, 1997 and December 31, 1996, respectively. These loan and loan participations were acquired and sold at interest rates and terms prevailing at the dates of their purchase or sale and under standards and policies followed by the Subsidiary Banks.

         FBA borrowed $14.0 million from First Banks under a $15.0 million note payable agreement to fund the acquisition of Sunrise. The borrowings under the note agreement bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. The interest expense was $276,000 for the three months ended March 31, 1997. The principal and accrued interest under the note agreement are due and payable on October 31, 2001. The accrued and unpaid interest under the note agreement was $470,000 and $194,000 at March 31, 1997 and December 31, 1996, respectively.

(3)      Regulatory Capital

         The Subsidiary Banks are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Subsidiary Banks' assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Subsidiary Banks' capital amounts and regulatory classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors which may affect possible regulatory actions.

         Quantitative measures established by regulations to ensure capital adequacy require the Subsidiary Banks to maintain certain minimum capital ratios. The Subsidiary Banks are required to maintain a minimum risk-based capital to risk-weighted assets ratio of 8.00%, with at least 4.00% being "Tier 1" capital. Tier 1 capital is composed of total stockholders' equity excluding the net fair value adjustment for securities available for sale and excess net deferred tax assets, as defined by regulation. In addition, a minimum leverage ratio (Tier 1 capital to total assets) of 3.00% plus an additional cushion of 100 to 200 basis points is expected. In order to be well capitalized under Prompt Corrective Action provisions, the bank is required to maintain a risk weighted assets ratio of at least 10%, a Tier 1 to risk weighted assets ratio of a least 6%, and a leverage ratio of at least 5%. As of August 31, 1995, the date of the most recent notification from FBA's primary regulator, BankTEXAS was categorized as adequately capitalized under the regulatory framework for prompt corrective action. Management believes, as of March 31, 1997, the Subsidiary Banks are well capitalized as defined by the FDIC Act.

         At March 31, 1997 and December 31, 1996, FBA's and the Subsidiary Banks
capital   ratios   were  as  follows:
                              Risk-based capital ratios
                              -------------------------
                              Total             Tier 1          Leverage Ratio
                              -----             ------          --------------
                          1997     1996      1997    1996        1997     1996
                          ----     ----      ----    ----        ----     ----

           FBA            7.96%    7.64%     6.69%   6.38%       4.92%    5.31%
           BankTEXAS     11.01     10.29     9.75    9.04        7.92     7.53
           Sunrise Bank  18.81     17.67    17.53   16.39       11.32    10.88

            Item 2: Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                                     General

         FBA is a registered bank holding company, incorporated in Delaware and headquartered in Houston, Texas. At March 31, 1997, FBA had approximately $373.9 million in total assets; $234.2 million in total loans, net of unearned discount; $313.8 million in total deposits; and $33.3 million in total stockholders' equity. FBA operates through its Subsidiary Banks.

         Through the Subsidiary Banks' six locations in Texas and three locations in California, FBA offers a broad range of commercial and personal banking services including certificate of deposit accounts, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial and industrial, real estate construction and development, commercial and residential real estate and consumer loans. Other financial services include credit-related insurance, automatic teller machines and safe deposit boxes.

         The following table lists the Subsidiary Banks at March 31, 1997:

                                                 Loans, net of
                       Number of      Total        unearned         Total
                       locations      assets       discount        deposits
                       ---------     --------      --------        --------
    BankTEXAS              6         $266,901       175,228         229,046
    Sunrise Bank           3          103,179        59,010          85,283

                               Financial Condition

         FBA's total assets were $373.9 million and $375.2 million at March 31, 1997 and December 31, 1996, respectively. The primary fluctuation from December 31, 1996 was the continued decrease in the consumer and installment loan portfolio, which consists primarily of indirect automobile loans, of $9.3 million. The funds generated from this decrease were temporarily invested in shorter term investment securities and cash and cash equivalents.

                              Results of Operations
Net Income

         Net income was $377,000 and $461,000 for the three months ended March 31, 1997 and 1996, respectively. Earnings for the first quarter reflect the anticipated impact from the acquisition of Sunrise Bank, which includes $276,000 of interest expense attributable to the borrowings incurred in connection with the funding of the acquisition, as well as certain nonrecurring costs of converting to FBA's systems and procedures and staff reductions. Offsetting this impact to earnings is the continued improvement in the operating results of BankTEXAS, which earned $629,000 for the three months ended March 31, 1997, in comparison to $492,000 for the same period in 1996.

Net Interest Income

         Net interest income was $3.54 million, or 4.30% of average interest earning assets for the three months ended March 31, 1997, compared to $2.53 million, or 3.83% of average interest earning assets, for the same period in 1996. The improved net interest income is reflective of the repositioning of the loan and investment security portfolios of BankTEXAS and the acquisition of Sunrise Bank. In addition, the cost of interest bearing liabilities decreased to 4.48% for the three months ended March 31, 1997 from 4.73% for the same period in 1996.

         The following table sets forth certain information relating to FBA's average balance sheet, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three months ended March 31:

                                                                    1997                            1996
                                                     --------------------------------- ------------------------------
                                                                   Interest                         Interest
                                                     Average       income/    Yield/     Average    income/   Yield/
                                                     balance       expense    rate       balance    expense    rate
                                                     -------       -------    ----       -------    -------    ----
                                                                      (dollars expressed in thousands)
                  Assets
                  ------
Interest-earning assets:
   Loans....................................       $   233,671      5,193    9.01%     $ 188,473      3,979    8.47%
   Investment securities....................            85,258      1,248    5.94         39,038        525    5.38
   Federal funds sold and other.............            15,037        196    5.28         38,061        504    5.30
                                                        ------   --------              ---------     ------
         Total interest-earning assets......           333,966      6,637    8.06        265,572      5,008    7.56
                                                                 --------                            ------
Nonearning assets...........................            36,599                            29,969
                                                       -------                          --------
         Total assets.......................       $   370,565                         $ 295,541
                                                       =======                          ========

     Liabilities and Stockholders'
     -----------------------------
 Equity Interest-bearing liabilities:
   Interest-bearing demand deposits.........       $    51,893         298    2.33%   $    20,836       98    1.88%
   Savings deposits.........................            67,851         545    3.25         53,881      436    3.24
   Time deposits of $100 or more............            31,072         421    5.49         24,008      343    5.71
   Other time deposits......................           112,374       1,513    5.46        102,813    1,433    5.58
                                                       -------       -----               --------    -----
         Total interest-bearing deposits....           263,190       2,777    4.23        201,538    2,310    4.58
   Federal funds purchased,
     repurchase agreements and
     Federal Home Loan Bank advances........             3,277          44    5.45          6,092      140    9.19
   Notes payable and other .................            14,000         276    8.00          1,477       24    6.50
                                                      --------       -----               --------  -------
         Total interest-bearing liabilities.           280,467       3,097    4.48        209,107    2,474    4.73
                                                                     -----                           -----
Noninterest-bearing liabilities:
   Demand deposits..........................            50,197                             46,639
   Other liabilities........................                         6,313                  4,356
                                                                    ------              ---------
         Total liabilities..................           336,977                            260,102
Stockholders' equity........................            33,588                             35,439
                                                      --------                          ---------
         Total liabilities and
             stockholders' equity...........       $   370,565                         $  295,541
                                                      ========                            =======
         Net interest income................                         3,540                           2,534
                                                                     =====                           =====
         Net interest margin................                                  4.30%                           3.83%
                                                                              ====                            ====

Provision for Possible Loan Losses

         The provision for possible loan losses was $550,000 for the three months ended March 31, 1997, compared to $100,000 for the same period in 1996. Net loan charge-offs were $551,000 for the three months ended March 31, 1997 compared to $541,000 for the same period in 1996. Nonperforming loans were $1.93 million at March 31, 1997 in comparison to $2.10 million and $568,000 at
December 31, 1996 and March 31, 1996, respectively. The increase in nonperforming loans during 1996 is attributable to the acquisition of Sunrise Bank. The current provision for possible loan losses reflects management's evaluation of the credit quality of the loans in the portfolio and its assessment of the adequacy of the allowance for possible loan losses.

Noninterest Income

         Noninterest income increased by $217,000 to $655,000 for the three months ended March 31, 1997, from $438,000 for the same period in 1996. Noninterest income consists primarily of service charges on deposit accounts and customer service fees.

          Service charges on deposit accounts and customer service fees increased by $70,000 to $415,000 from $345,000 for the three months ended March 31, 1997 and 1996, respectively. This increase is attributable to the acquisition of Sunrise Bank.

         Other income increased by $222,000 to $240,000 from $18,000 for the three months ended March 31, 1997 and 1996, respectively. The increase is comprised of a $127,000 legal settlement received by Sunrise Bank and a net gain of $24,000 realized upon disposition of repossessed and other assets for the three months ended March 31, 1997, compared to a net loss of $50,000 for the same period in 1996.

         Offsetting the increase in noninterest income for the three months ended March 31, 1997, was a gain of $75,000 recognized upon the sale of an investment security during the three months ended March 31, 1996.

Noninterest Expense

         Noninterest expense was $3.0 million for the three months ended March 31, 1997 compared to $2.1 million for the same period in 1996. The increase is attributable to the noninterest expense of Sunrise Bank, which was acquired by FBA on November 1, 1996, of $1.2 million, partially offset by a reduction in the noninterest expense of BankTEXAS.

                          Lending and Credit Management

         Interest earned on the loan portfolio is the primary source of income of FBA. Total loans, net of unearned discount, represented 62.6% and 64.5% of total assets as of March 31, 1997 and December 31, 1996, respectively. Total loans, net of unearned discount, were $234.2 million and $241.9 million at March 31, 1997 and December 31, 1996, respectively. The decrease is primarily due to the consumer automobile loan portfolio reflecting the more stringent lending practices implemented during 1995 and 1996. As the size of the consumer automobile loan portfolio declines, FBA has expanded its corporate lending function, including purchasing loans from affiliated banks.

         FBA's nonperforming loans consist of loans on a nonaccrual status and loans on which the original terms have been restructured. Impaired loans, consisting of nonaccrual and consumer and installment loans 60 days or more past due were $2.7 million and $3.7 million at March 31, 1997 and December 31, 1996, respectively.

         The following is a summary of nonperforming assets and past due loans at the dates indicated:

                                                                     March 31,        December 31,
                                                                       1997              1996
                                                                       ----              ----
                                                                (dollars expressed in thousands)
   Nonperforming assets:
     Nonperforming loans....................................      $     1,930             2,095
     Other real estate......................................              671               785
                                                                      -------           -------
        Total nonperforming assets..........................      $     2,601             2,880
                                                                      =======           =======
   Loans past due:
     Over 30 days to 90 days................................      $     4,651             6,471
     Over 90 days and still accruing........................              656               583
                                                                      -------           -------
        Total past due loans................................      $     5,307             7,054
                                                                      =======           =======

   Loans, net of unearned discount..........................        $ 234,237           241,874
                                                                      =======           =======

   Asset quality ratios:
     Allowance for possible loan losses to loans............             2.62%             2.54%
     Nonperforming loans to loans ..........................              .82               .87
     Allowance for possible loan losses to
        nonperforming loans ................................           318.45            293.41
     Nonperforming assets to loans and other real estate....             1.11              1.19
                                                                      ========         ========


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

The following is a summary of the loan loss experience for the three months ended March 31:

                                                               1997       1996
                                                               ----       ----
                                                             (dollars expressed
                                                                in thousands)

Allowance for possible loan losses, beginning of period    $  6,147      5,228
   Loans charged-off                                           (898)      (751)
   Recoveries of loans previously charged-off                   347        210
                                                              ------     -----
   Net loan (charge-offs) recoveries                            (551)     (541)
                                                              ------     -----
   Provision for possible loan losses                            550       100
                                                              ------     -----
Allowance for possible loan losses, end of period           $  6,146     4,787
                                                              ======     =====

                                    Liquidity

         The liquidity of FBA and the Subsidiary Banks is the ability to maintain a cash flow which is adequate to fund operations, service debt obligations and meet other commitments on a timely basis. The primary sources of funds for liquidity are derived from customer deposits, loan payments, maturities, sales of investments and operations. In addition, FBA and the Subsidiary Banks may avail themselves of more volatile sources of funds through issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank. The aggregate funds acquired from those sources were $37.1 million and $33.8 million at March 31, 1997, and December 31, 1996, respectively.

         At March 31, 1997, FBA's more volatile sources of funds mature as follows:

                                            (dollars expressed in thousands)

   Three months or less                              $  16,179
   Over three months through six months                  6,032
   Over six months through twelve months                 6,630
   Over twelve months                                    8,277
                                                       -------
                     Total                           $  37,118
                                                       =======

           Management believes the available liquidity and earnings of the Subsidiary Banks will be sufficient to provide funds for FBA's operating and debt service requirements both on a short-term and long-term basis.


                       Effects of New Accounting Standard

         FBA adopted the provisions of SFAS 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities (SFAS 125) prospectively on January 1, 1997. SFAS 125 established accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities.

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

         The implementation of SFAS 125 did not have a material effect on the consolidated financial position or results of operation of FBA.

           In February 1997, the FASB issued SFAS 128,  Earnings Per Share (SFAS
128). SFAS 128 supersedes Accounting Principles Board Opinion No. 15, Earnings Per Share (APB 15) and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS 128 was issued to simplify the computation of EPS and to make the U.S. standard more compatible with the EPS standards of other countries and that of the International Accounting Standards Committee. It replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. SFAS 128 also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS Computation.

           Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under APB15.

           SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior-period EPS data presented shall be restated to conform with SFAS 128.

          FBA does not believe the implementation of SFAS 128 will have a material effect on its computation of earnings per share.

          In February 1997, the FASB issued SFAS 129, Disclosure of Information about Capital Structure (SFAS 129). SFAS 129 establishes standards for disclosing information about an entity's capital structure. It applies to all entities. SFAS 129 continues the previous requirements to disclose certain information about an entity's capital structure found in APB 10, Omnibus Opinion-1966, APB 15 and SFAS 47, Disclosure of Long-Term Obligations, for entities that were subject to the requirements of those standards. SFAS 129 eliminates the exemption of nonpublic entities from certain disclosure requirements of APB 15 as provided by SFAS 21, Suspension of the reporting of Earnings per Share and Segment Information by Nonpublic Enterprises. It supersedes specific disclosure requirements of APB 10, APB 15 and SFAS 47 and consolidates them in SFAS 129 for ease of retrieval and for greater visibility to nonpublic entities.

         SFAS 129 is effective for financial statements for periods ending after December 15, 1997. It contains no change in disclosure requirements for entities that were previously subject to the requirements of APB 10 and 15 and SFAS 47.

                           PART II - OTHER INFORMATION

Item 6 -          Exhibit and Reports on Form 8-K

  (a) The exhibit is numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.


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





                                          FIRST BANKS AMERICA, INC.
                                            Registrant



Date:    May 12, 1997             By:      /s/James F. Dierberg
                                           --------------------
                                               James F. Dierberg
                                               Chairman, President
                                               and Chief Executive
                                               Officer



Date:    May 12, 1997             By:      /s/Allen H. Blake
                                           -----------------
                                               Allen H. Blake
                                               Vice President,
                                               Chief Financial Officer
                                               and Secretary
                                               (Principal Financial Officer)