Form 10-Q
period 1997-06-30
FIRST BANKS AMERICA INC
filed 1997-08-12
CIK 310979

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION  13  OR 15(d)  OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                   135 North Meramec, Clayton, Missouri 63105
                   ------------------------------------------
               (address of principal executive offices) (Zip Code)

                                 (314) 854-4600
                                 --------------
              (Registrant's telephone number, including area code)

                   P. O. Box 630369, Houston, Texas 77263-0369
                   -------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes __X_ No ____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
              Class                                    July 31, 1997
              -----                                    -------------

Common Stock, $.15 par value                             1,088,242
Class B Common Stock, $.15 par value                     2,500,000

                            First Banks America, Inc.

                                      INDEX

                                                                          Page

PART I            FINANCIAL INFORMATION


     Item 1.   Financial Statements:
               Consolidated Balance Sheets as of June 30, 1997
                 and December 31, 1996                                     -1-
               Consolidated Statements of Income for the three and six
                 month periods ended June 30, 1997 and 1996                -3-
               Consolidated Statements of Cash Flows for the six months
                 ended June 30, 1997 and 1996                              -4-
               Notes to Consolidated Financial Statements                  -5-

     Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       -8-


PART II        OTHER INFORMATION


     Item 6.   Exhibit and Reports on Form 8-K                            -13-


SIGNATURES                                                                -14-

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                            FIRST BANKS AMERICA, INC.
                     Consolidated Balance Sheets (unaudited)
             (dollars expressed in thousands, except per share data)




                                                                         June 30,          December 31,
                                                                           1997                1996
                                                                           ----                ----
                              ASSETS
                              ------

Cash and cash equivalents:
   Cash and due from banks.......................................       $   16,340             12,343
   Interest-bearing deposits with other financial institutions-
     with maturities of three months or less.....................              433                146
   Federal funds sold............................................            8,400              9,475
                                                                        ----------          ---------
       Total cash and cash equivalents...........................           25,173             21,964
                                                                        ----------           --------

Investment securities - available for sale, at fair value........           78,426             86,910

Loans:
   Real estate construction and development......................           46,542             48,025
   Commercial and financial......................................           52,928             44,238
   Real estate mortgage..........................................           61,110             54,761
   Consumer and installment......................................           88,275             96,096
                                                                        ----------           --------
       Total loans...............................................          248,855            243,120
   Unearned discount.............................................          (1,281)             (1,246)
   Allowance for possible loan losses............................          (6,251)             (6,147)
                                                                        ---------            --------
       Net loans.................................................          241,323            235,727
                                                                        ----------           --------

Bank premises and equipment, net of
    accumulated depreciation.....................................            6,254              6,369
Intangible asset associated with the purchase of a
    subsidiary...................................................            3,184              3,127
Accrued interest receivable......................................            2,347              2,348
Other real estate owned..........................................              374                785
Deferred income taxes............................................           15,316             15,519
Other assets.....................................................            1,195              2,433
                                                                        ----------          ---------
       Total assets..............................................       $  373,592            375,182
                                                                        ==========          =========

                                       FIRST BANKS AMERICA, INC.
                                Consolidated Balance Sheets (unaudited)
                        (dollars expressed in thousands, except per share data)
                                              (continued)


                                                                            June 30,      December 31,


                                                                              1997            1996
                                                                              ----            ----
                                   LIABILITIES
                                   -----------

Deposits:
    Demand:
     Non-interest bearing............................................     $   56,295          56,161
     Interest bearing................................................         48,107          53,310
    Savings..........................................................         69,454          66,523
    Time:
     Time deposits of $100 or more...................................         29,137          31,679
     Other time deposits.............................................        109,826         112,133
                                                                          ----------        --------
       Total deposits................................................        312,819         319,806

Short-term borrowings................................................          6,097           2,092
Note payable.........................................................         14,500          14,000
Deferred income taxes................................................          1,431             909
Accrued and other liabilities........................................          4,845           4,877
                                                                          ----------        --------
       Total liabilities.............................................        339,692         341,684
                                                                          ----------        --------

                             STOCKHOLDERS' EQUITY
                             --------------------

Common Stock:
    Common stock,  $.15 par value;  6,666,666 shares  authorized;
    1,414,150 and 1,412,900 shares issued and outstanding at June 30,
    1997 and December 31, 1996, respectively.........................            212             212
    Class B common stock, $.15 par value; 4,000,000 shares
     authorized; 2,500,000 shares issued and outstanding
     at June 30, 1997 and December 31, 1996..........................            375             375
Capital surplus......................................................         37,755          38,036
Retained deficit since elimination of accumulated deficit
    of $259,117, effective December 31, 1994.........................         (1,078)         (2,251)
Common treasury stock, at cost; 327,158 shares and 280,430
    shares at June 30, 1997 and December 31, 1996,
    respectively.....................................................         (3,365)         (2,838)
Net fair value adjustment for securities available for sale..........              1             (36)
                                                                          ----------        --------
       Total stockholders' equity....................................         33,900          33,498
                                                                          ----------        --------
       Total liabilities and stockholders' equity....................     $  373,592         375,182
                                                                          ==========        ========






See accompanying notes to consolidated financial statements

                                       FIRST BANKS AMERICA, INC.
                             Consolidated Statements of Income (unaudited)
                        (dollars expressed in thousands, except per share data)

                                                                         Three months ended       Six months ended
                                                                              June 30,                June 30,
                                                                         ------------------      -----------------
                                                                          1997        1996         1997       1996
                                                                          ----        ----         ----       ----
Interest income:
   Interest and fees on loans........................................   $5,441       3,650       10,634      7,629
   Investment securities.............................................    1,345         718        2,593      1,243
   Federal funds sold and other......................................      163         614          359      1,118
                                                                        ------       -----       ------      -----
       Total interest income.........................................    6,949       4,982       13,586      9,990
                                                                        ------       -----       ------      -----
Interest expense:
   Deposits:
     Interest-bearing demand.........................................      291         100          589        198
     Savings.........................................................      550         426        1,095        862
     Time deposits of $100 or more...................................      385         363          806        706
     Other time deposits.............................................    1,469       1,390        2,982      2,823
   Other borrowings..................................................      414         173          734        337
                                                                        ------       -----        -----      -----
       Total interest expense........................................    3,109       2,452        6,206      4,926
                                                                        ------       -----        -----      -----
       Net interest income...........................................    3,840       2,530        7,380      5,064
Provision for possible loan losses...................................      735         250        1,285        350
                                                                        ------       -----        -----      -----
       Net interest income after provision for
           possible loan losses......................................    3,105       2,280        6,095      4,714
                                                                        ------       -----        -----      -----
Noninterest income:
   Service charges on deposit accounts
      and customer service fees......................................      396         392          811        737
   Gain on sales of securities, net..................................      --          --          --           75
   Other income......................................................      427          44          667         62
                                                                        ------       -----        -----      -----
       Total noninterest income......................................      823         436        1,478        874
                                                                        ------       -----        -----      -----
Noninterest expenses:
   Salaries and employee benefits....................................    1,061         661        2,095      1,386
   Occupancy, net of rental income...................................      368         205          766        401
   Furniture and equipment...........................................      195         137          381        304
   Federal Deposit Insurance Corporation premiums....................       33          19           67         37
   Postage, printing and supplies....................................       88          68          187        142
   Data processing fees..............................................      150          77          386        157
   Legal, examination and professional fees..........................      513         277          991        561
   Communications....................................................       93          93          222        203
   Losses and expenses on foreclosed real estate,
      net of gains...................................................     (225)         11        (256)         17
   Other expenses....................................................      393         446          861        879
                                                                        ------       -----        -----      -----
       Total noninterest expenses....................................    2,669       1,994        5,700      4,087
                                                                        ------       -----        -----      -----
       Income before provision for income taxes......................    1,259         722        1,873      1,501
Provision for income taxes...........................................      463         284          700        602
                                                                        ------       -----        -----      -----
       Net income....................................................   $  796         438        1,173        899
                                                                        ======       =====        =====       ====
Earnings per common share............................................   $  .22        0.11          .32       0.23
                                                                        ======       =====        =====       ====
Weighted average shares of common stock and common
   stock equivalents outstanding (in thousands)......................    3,612       3,973        3,644      3,990
                                                                        ======      ======     ========    =======


See accompanying notes to consolidated financial statements

                                       FIRST BANKS AMERICA, INC.
                           Consolidated Statements of Cash Flows (unaudited)
                                    (dollars expressed in thousands)


                                                                                     Six months ended
                                                                                          June 30,
                                                                                    -----------------
                                                                                    1997         1996
                                                                                    ----         ----
Cash flows from operating activities:
   Net income................................................................   $    1,173         899
   Adjustments to reconcile net income to net cash:
     Depreciation and amortization of bank premises and equipment............          311         285
     Amortization, net of accretion..........................................         (199)       (418)
     Provision for possible loan losses......................................        1,285         350
     (Increase) decrease in accrued interest receivable......................            1        (803)
     Interest accrued on liabilities.........................................        6,206       4,926
     Payments of interest on liabilities.....................................       (5,628)     (5,053)
     Provision for income taxes..............................................          700         318
     Gain on sales of securities, net........................................          --          (75)
     Other, net..............................................................          176        (522)
                                                                                ----------   ---------
       Net cash provided by (used in) operating activities...................        4,025         (93)
                                                                                ----------   ---------
Cash flows from investing activities:
   Sales of investment securities............................................          --       10,513
   Maturities of investment securities.......................................       35,996      88,024
   Purchases of investment securities........................................      (27,126)   (152,615)
   Net (increase) decrease in loans..........................................       (7,528)     29,563
   Recoveries of loans previously charged off................................          767         587
   Purchases of bank premises and equipment..................................         (196)       (112)
   Other, net................................................................          561         579
                                                                                ----------   ---------
       Net cash provided by (used in) investing activities...................        2,474     (23,461)
                                                                                ----------   ---------
Cash flows from financing activities:
   Decrease in deposits......................................................       (6,987)     (3,801)
   Increase (decrease) in borrowed funds.....................................        4,505      (4,926)
   Repurchase of common stock for treasury...................................         (527)       (526)
   Other, net ...............................................................         (281)         24
                                                                                ----------   ---------
       Net cash used in financing activities.................................       (3,290)     (9,229)
                                                                                -----------  ---------
       Net increase (decrease) in cash and cash equivalents..................        3,209     (32,783)
Cash and cash equivalents, beginning of period...............................       21,964      40,922
                                                                                ----------   ---------
Cash and cash equivalents, end of period.....................................   $   25,173       8,139
                                                                                ==========   =========














See accompanying notes to consolidated financial statements

                            FIRST BANKS AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   (1)   Basis of Presentation

         The accompanying consolidated financial statements of First Banks America, Inc. (FBA) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 1996 annual report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim period presented herein, have been included. Operating results for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. Certain reclassifications of 1996 amounts have been made to conform with the 1997 presentation.

         The consolidated financial statements include the accounts of FBA and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

         FBA operates through two banking subsidiaries, BankTEXAS N.A., headquartered in Houston, Texas (BankTEXAS) and Sunrise Bank of California, headquartered in Roseville, California (Sunrise Bank), collectively referred to as the Subsidiary Banks. Sunrise Bank was acquired on November 1, 1996. The acquisition was accounted for under the purchase method of accounting and, accordingly, the consolidated financial statements include the financial position and results of operations for the period subsequent to the acquisition date.

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

         First Banks provides management services to FBA and the Subsidiary Banks. Management services are provided under a management fee agreement whereby FBA compensates First Banks on an hourly basis for its use of personnel for various functions including internal auditing, loan review, income tax preparation and assistance, accounting, asset/liability and investment services, loan servicing and other management and administrative services. Fees paid under this agreement were $271,000 and $474,000 for the three and six months ended June 30, 1997, compared to $175,000 and $318,000 for the three and six months ended June 30, 1996, respectively.

         Because of this affiliation through First Banks and the geographic proximity of certain of their banking offices, Sunrise Bank and First Bank & Trust, a wholly owned subsidiary of First Banks, share the cost of certain personnel and services used by both banks. This includes the salaries and benefits of certain loan and administrative personnel. In January 1997, Sunrise Bank and First Bank & Trust entered into a cost sharing agreement for the purpose of allocating these expenses between them. Expenses associated with loan origination personnel are allocated based on the relative loan volume between the banks. Costs of most other personnel are allocated on an hourly basis. Because this involves distributing essentially fixed costs over a larger asset base, it allows each bank to receive the benefit of personnel and services at a reduced cost. Fees paid under this agreement were $74,000 and $157,000 for the three and six month periods ended June 30, 1997.

         Under a data processing agreement, a subsidiary of First Banks provided data processing and various related services to FBA through March 31, 1997. Fees paid under this agreement were $196,000 for the six months ended June 30, 1997, compared to $77,000 and $157,000 for the three and six months ended June 30, 1996, respectively. Effective April 1, 1997, First Services L.P., a limited partnership indirectly owned by First Banks' Chairman and his children through its General Partners and Limited Partners, began providing data processing and various related services to FBA. Fees paid under this agreement were $143,000 for the three and six months ended June 30, 1997. The fees paid for management services and data processing are significantly lower than FBA was paying its nonaffiliated vendors.

         The Subsidiary Banks have $33.3 million and $21.4 million in whole loans and loan participations outstanding at June 30, 1997 and December 31, 1996, respectively, that were purchased from banks affiliated with First Banks. In addition, the Subsidiary Banks have sold $19.5 million and $26.7 million in whole loans and loan participations to affiliates of First Banks at June 30, 1997 and December 31, 1996, respectively. These loan and loan participations were acquired and sold at interest rates and terms prevailing at the dates of their purchase or sale and under standards and policies followed by the Subsidiary Banks.

         FBA has borrowed $14.5 million from First Banks under a $15.0 million note payable agreement. The borrowings under the note agreement bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. The interest expense was $573,000 for the six months ended June 30, 1997. The principal and accrued interest under the note agreement are due and payable on October 31, 2001. The accrued and unpaid interest under the note agreement was $767,000 and $194,000 at June 30, 1997 and December 31, 1996, respectively.

(3)      Regulatory Capital

         FBA and the Subsidiary Banks are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on FBA and the Subsidiary Banks' assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Subsidiary Banks' capital amounts and regulatory classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors which may affect possible regulatory actions.

         Quantitative measures established by regulations to ensure capital adequacy require the Subsidiary Banks to maintain certain minimum capital ratios. The Subsidiary Banks are required to maintain a minimum risk-based capital to risk-weighted assets ratio of 8.00%, with at least 4.00% being "Tier 1" capital. Tier 1 capital is composed of total stockholders' equity excluding the net fair value adjustment for securities available for sale and excess net deferred tax assets, as defined by regulation. In addition, a minimum leverage ratio (Tier 1 capital to total assets) of 3.00% plus an additional cushion of 100 to 200 basis points is expected. In order to be well capitalized under Prompt Corrective Action provisions, the bank is required to maintain a risk weighted assets ratio of at least 10%, a Tier 1 to risk weighted assets ratio of at least 6%, and a leverage ratio of at least 5%. As of August 31, 1995, the date of the most recent notification from FBA's primary regulator, BankTEXAS was categorized as adequately capitalized under the regulatory framework for prompt corrective action. Management believes, as of June 30, 1997, the Subsidiary Banks are well capitalized as defined by the FDIC Act.

         At June 30, 1997 and December 31, 1996, FBA's and the Subsidiary Banks' capital ratios were as follows:

                       Risk-based capital ratios
                       -------------------------
                       Total             Tier 1         Leverage Ratio
                       -----             ------         --------------
                   1997      1996     1997    1996      1997      1996
                   ----      ----     ----    ----      ----      ----

    FBA           7.53%     7.64%     6.27%   6.38%     5.18%     5.31%
    BankTEXAS     11.17    10.29      9.92    9.04      8.38      7.53
    Sunrise Bank  16.32    17.67     15.04   16.39     11.97     10.88

(4)      Proposed Business Combinations

         On July 25, 1997, FBA and First Commercial Bancorp, Inc. (FCB) jointly announced an agreement in principle providing for the merger of the two companies. Under the terms of the agreement, FCB will be merged into FBA, and FCB's wholly owned subsidiary, First Commercial Bank, will be merged into Sunrise Bank. In the transaction, which is subject to the execution of a definitive agreement between FBA and FCB, the approval of regulatory authorities and the approval of the shareholders of both FBA and FCB, the FCB shareholders will receive .8888 shares of FBA common stock for each share of FCB common stock that they hold. In total, FCB shareholders will receive approximately 752,000 shares of FBA common stock in the transaction. The transaction also provides for First Banks to receive 804,000 shares of FBA common stock in exchange for $10 million of FBA's note payable to First Banks. In addition, the transaction provides for the exchange of FCB convertible debentures, which are owned by First Banks, for comparable debentures of FBA. The agreement in principal was negotiated and approved by special committees of the boards of directors of FCB and FBA. These special committees were comprised solely of independent directors of the two respective boards of directors.

         FCB operates through First Commercial Bank, its wholly owned subsidiary bank. First Commercial Bank has six banking offices located in Sacramento, Roseville (2), San Francisco, Concord and Campbell, California. At June 30, 1997, FCB had total assets of $159 million, and reported net income of $570,000 for the six month period then ended. FCB's common stock is traded on the NASDAQ Small Cap Market, of which 61.5% is owned by First Banks. The transaction is expected to be completed by December 31, 1997.

         In addition, on July 28, 1997, FBA and Surety Bank entered into an Agreement and Plan of Reorganization (Agreement) providing for the merger of the two companies. Under the terms of the Agreement, Surety Bank will be merged into a subsidiary of FBA. In the transaction, which is subject to the approval of regulatory authorities and the shareholders of Surety Bank, the Surety Bank common shareholders will be allowed to elect to receive either $36.12 in cash or FBA common stock equivalent to the quotient of $38.12 divided by the exchange price for each share of Surety common stock that they hold. The exchange price, as defined in the Agreement, is subject to a minimum and maximum price per share of common stock of $10.89 and $14.73, respectively. Holders of Surety Bank convertible preferred stock will receive either $30.73 in cash or FBA common stock equivalent to the quotient of $32.43 divided by the exchange price, which are the equivalent amounts assuming the preferred shareholders had exercised their rights to convert into Surety Bank common stock. The Agreement requires that 51% of the Surety Bank stock be exchanged for FBA common stock. On this basis, the total transaction price would be $7.45 million. If Surety Bank shareholders representing more than 51% of the outstanding stock elect to receive FBA stock in the transaction, Surety Bank and FBA may mutually agree to increase the stock portion of the transaction to a maximum of 65% of the total Surety Bank stock.

         Surety Bank operates banking offices in Vallejo and Fairfield, California. At June 30, 1997, Surety Bank had total assets of $72.7 million, and reported net income of $154,000 for the six month period then ended. The transaction will be accounted for using the purchase method of accounting and is expected to be completed by December 31, 1997.

            Item 2: Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                                     General

         FBA is a registered bank holding company, incorporated in Delaware and headquartered in Clayton, Missouri. At June 30, 1997, FBA had approximately $373.6 million in total assets; $247.6 million in total loans, net of unearned discount; $312.8 million in total deposits; and $33.9 million in total stockholders' equity. FBA operates through its Subsidiary Banks.

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

         The following table lists the Subsidiary Banks at June 30, 1997:

                                                 Loans, net of
                           Number of   Total       unearned        Total
                           locations   assets      discount       deposits
                           ---------   ------    --------------   --------
                                   (dollars expressed in thousands)

     BankTEXAS                6      $269,577       177,549        231,318
     Sunrise Bank             3      100,223         70,025         82,068

                               Financial Condition

         FBA's total assets were $373.6 million and $375.2 million at June 30, 1997 and December 31, 1996, respectively. The primary fluctuation in total assets from December 31, 1996 was an increase in total loans, net of unearned discount, of $5.70 million, offset by a reduction in investment securities of $8.48 million. As more fully discussed under "-- Lending and Credit Management," the increase in total loans, net of unearned discount, is comprised of an increase in commercial, construction and real estate mortgage loans substantially offset by the continued decrease in the consumer and installment loan portfolio, which consists primarily of indirect automobile loans.

                              Results of Operations
Net Income

         Net income was $796,000 and $438,000 for the three months ended June 30, 1997 and 1996, respectively. Net income for the six months ended June 30, 1997 was $1.17 million compared to $899,000 for the same period in 1996. The improved operating results of FBA are attributable to both BankTEXAS and Sunrise Bank. BankTEXAS' net income increased to $854,000 and $1.48 million for the three and six month periods ended June 30, 1997, from $416,000 and $908,000 for the same periods in 1996. Sunrise Bank, which was acquired by FBA on November 1, 1996, recorded net income of $180,000 for the three months ended June 30, 1997, in comparison to an operating loss of $9,000 for the three months ended March 31, 1997. In addition, FBA's results for the three and six month periods ended June 30, 1997 include approximately $297,000 and $573,000 of interest expense attributable to the borrowings incurred in connection with funding the acquisition of Sunrise Bank.

Net Interest Income

         Net interest income was $3.84 million, or 4.65% of average interest earning assets, for the three months ended June 30, 1997, compared to $2.53 million, or 3.84% of average interest earning assets, for the same period in 1996. For the six month periods ended June 30, 1997 and 1996, net interest income increased to $7.38 million, or 4.48% of interest earning assets, from $5.06 million, or 3.84% of interest earning assets, respectively. The improved net interest income is reflective of the repositioning of the loan and investment security portfolios of BankTEXAS and the acquisition of Sunrise Bank.

         The following table sets forth certain information relating to FBA's average balance sheet, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three and six month periods ended June 30:



                                            Three months ended June 30,                     Six months ended June 30,
                                            1997                   1996                        1997                    1996
                                     ---------------------  ---------------------     ----------------------  ---------------------
                                            Interest                Interest                 Interest                Interest
                                    Average income/ Yield   Average income/ Yield/   Average Income/  Yield/ Average Income/Yield/
                                    balance expense rate    balance expense rate     balance expense  rate   balance expense rate
                                                                       (dollars expressed in thousands)
     Assets
Interest-earning assets:
  Loans                            $234,699  5,441  9.30%  $168,873  3,650  8.69%   $ 234,197 10,634   9.16%$ 178,664  7,629  8.59%
  Investment securities              84,428  1,345  6.39     49,796    718  5.80       84,848  2,593   6.16    44,328  1,243  5.64
  Federal funds sold and other       12,017    163  5.44     46,008    614  5.37       13,498    359   5.36    42,143  1,118  5.33
                                    -------- ------        --------  -----          --------- ------         --------  -----
     Total interest-earning assets  331,144  6,949  8.42    264,677  4,982  7.57      332,543 13,586   8.24   265,135  9,990  7.58
                                            ------                   -----                    ------                   -----
Nonearning assets                    36,429                   29,375                   36,511                  29,659
                                   --------                ---------                ---------               ---------
         Total assets              $367,573                $ 294,052                  369,054               $ 294,794
                                   ========                =========                =========               =========
Liabilities and Stockholders' Equity
  Interest-bearing liabilities:
  Interest-bearing demand deposits $ 49,794    291  2.35%  $  21,340  100     1.88%  $ 50,837    589   2.34% $ 21,089     198  1.89%
  Savings deposits                   67,246    550  3.29      53,993   426    3.17     67,546  1,095   3.27    53,932     862  3.21
  Time deposits of $100 or more      28,337    385  5.46      26,044   363    5.61     29,695    806   5.47    25,025     706  5.67
  Other time deposits               110,541   ,469  5.34     100,965 1,390    5.54    111,452  2,982   5.40   101,892   2,823  5.57
                                   -------- ------          -------- -----          ---------  -----         --------   -----
     Total interest-bearing
      deposits                     255,918   2,695   4.24    202,342 2,279    4.53    259,530  5,472   4.25   201,938   4,589  4.57
  Fed funds, Repos and
     FHLB advances                   5,249     118   9.04      5,337   161   12.13      4,263    161   7.62     5,718     293 10.30
  Notes payable and other           14,412     296   8.26        499    12    9.67     14,207    573   8.13       991      44  8.93
                                   --------  -----          -------- -----          ---------  -----         --------   -----
         Total interest-bearing
               liabilities         275,579   3,109   4.53    208,178 2,452    4.74    278,000  6,206   4.50   208,647   4,926  4.75
                                            ------                   -----                     -----                    -----
Noninterest-bearing liabilities:
   Demand deposits                  52,322                    46,569                   51,268                  46,603
   Other liabilities                 6,390                     3,959                    6,352                   4,153
                                  --------                 ---------                ---------               ---------
         Total liabilities         334,291                   258,706                  335,620                 259,403
Stockholders' equity                33,282                    35,346                   33,434                  35,391
                                  --------                 ---------                ---------                --------
         Total liabilities and
          stockholders' equity    $367,573                  $294,052                $ 369,054                $294,794
                                  ========                  ========                =========                ========

         Net interest income                 3,840                   2,530                     7,380                   5,064
                                             =====                   =====                     =====                   =====
         Net interest margin                         4.65%                    3.84%                    4.48%                  3.84%
                                                     =====                    =====                    =====                  =====

Provision for Possible Loan Losses

         The provision for possible loan losses was $735,000 and $1.29 million for the three and six month periods ended June 30, 1997, compared to $250,000 and $350,000 for the same periods in 1996. Net loan charge-offs were $630,000 and $1.18 million for the three and six month periods ended June 30, 1997, compared to $921,000 and $1.46 million for the same periods in 1996. The increase in the provision for possible loan losses reflects the overall growth in the loan portfolio, including the loans provided by the acquisition of Sunrise Bank, and management's evaluation of the credit quality of the loans in the portfolio and its assessment of the adequacy of the allowance for possible loan losses. Nonperforming loans were $2.0 million at June 30, 1997 in comparison to $2.10 million and $453,000 at December 31, 1996 and June 30, 1996, respectively. The increase in nonperforming loans during 1996 is attributable to the acquisition of Sunrise Bank.

Noninterest Income

         Noninterest income was $823,000 and $1.48 million for the three and six month periods ended June 30, 1997, as compared to $436,000 and $874,000 for the same periods in 1996. Noninterest income consists primarily of service charges on deposit accounts and customer service fees.

          Service charges on deposit accounts and customer service fees increased to $396,000 and $811,000 for the three and six month periods ended June 30, 1997, respectively, in comparison to $392,000 and $737,000 for the same periods in 1996. This increase is attributable to the acquisition of Sunrise Bank.

         Other income increased by $383,000 and $605,000 to $427,000 and $667,000 for the three and six month periods ended June 30, 1997, respectively, from $44,000 and $62,000 for the same periods in 1996, respectively. The increase is primarily attributable to legal settlements received by Sunrise Bank during the three and six month periods ended June 30, 1997, and a net gain of $64,000 realized upon disposition of repossessed and other assets for the six months ended June 30, 1997, compared to a net loss of $102,000 for the six months ended June 30, 1996. Offsetting the increase in noninterest income for the six months ended June 30, 1997, was a gain of $75,000 recognized upon the sale of an investment security during the six months ended June 30, 1996.

Noninterest Expense

         Noninterest expense was $2.67 million and $5.70 million for the three and six month periods ended June 30, 1997, respectively, compared to $1.99 million and $4.09 million for the same periods in 1996. The increase is attributable to the noninterest expense of Sunrise Bank, which was acquired by FBA on November 1, 1996, of $1.08 million and $2.29 million for the three and six month periods ended June 30, 1997, partially offset by a reduction in the noninterest expense of BankTEXAS over these same periods. Offsetting noninterest expense for the three months ended June 30, 1997, was a gain, net of losses and expenses on foreclosed real estate, of $225,000.

                          Lending and Credit Management

         Interest earned on the loan portfolio is the primary source of income of FBA. Total loans, net of unearned discount, represented 66.3% and 64.5% of total assets as of June 30, 1997 and December 31, 1996, respectively. Total loans, net of unearned discount, were $247.6 million and $241.9 million at June 30, 1997 and December 31, 1996, respectively. The increase, as summarized on the consolidated balance sheet, is attributable to the expansion of the corporate lending function of FBA. The expansion has generated growth in the commercial and real estate mortgage loan portfolios. Offsetting the growth in corporate lending is a decrease in the consumer indirect automobile loan portfolio. The expected decrease in the consumer indirect automobile loan portfolio reflects the more stringent lending practices implemented during 1995 and 1996 to curtail the level of loan charge-offs being experienced under the previous underwriting practices.

         FBA's nonperforming loans consist of loans on a nonaccrual status and loans on which the original terms have been restructured. Impaired loans, consisting of nonaccrual and consumer and installment loans 60 days or more past due, were $2.7 million and $3.7 million at June 30, 1997 and December 31, 1996, respectively.

         The following is a summary of nonperforming assets and past due loans at the dates indicated:

                                                               June 30,          December 31,
                                                                 1997               1996
                                                                 ----               ----
                                                             (dollars expressed in thousands)
   Nonperforming assets:
     Nonperforming loans..................................       $  2,003            2,095
     Other real estate....................................            374              785
                                                                 --------          -------
        Total nonperforming assets........................       $  2,377            2,880
                                                                 ========          =======
   Loans past due:
     Over 30 days to 90 days..............................       $  5,825            6,471
     Over 90 days and still accruing......................            146              583
                                                                 --------          -------
        Total past due loans..............................       $  5,971            7,054
                                                                 ========          =======

   Loans, net of unearned discount........................       $247,574          241,874
                                                                 ========          =======

   Asset quality ratios:
     Allowance for possible loan losses to loans..........          2.52%             2.54%
     Nonperforming loans to loans ........................           .81               .87
     Allowance for possible loan losses to
        nonperforming loans ..............................        312.08            293.41
     Nonperforming assets to loans and other real estate..           .96              1.19

                                                                ========            ======


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

         The following is a summary of the loan loss experience:

                                                                    Three months ended         Six months ended
                                                                         June 30,                  June 30,
                                                                    ------------------         ----------------
                                                                     1997         1996         1997       1996
                                                                     ----         ----         ----       ----
                                                                         (dollars expressed in thousands)

Allowance for possible loan losses, beginning of period           $  6,146       4,787         6,147      5,228
                                                                  --------      ------        ------     ------
   Loans charged-off                                                (1,050)     (1,298)       (1,948)    (2,049)
   Recoveries of loans previously charged-off                          420         377           767        587
                                                                  --------      ------        ------     ------
   Net loan (charge-offs) recoveries                                  (630)       (921)       (1,181)    (1,462)
                                                                  --------      ------        ------     ------
   Provision for possible loan losses                                  735         250         1,285        350
                                                                  --------      ------        ------     ------
Allowance for possible loan losses, end of period                 $  6,251       4,116         6,251      4,116
                                                                  ========      ======        ======     ======


                                    Liquidity

         The liquidity of FBA and the Subsidiary Banks is the ability to maintain a cash flow which is adequate to fund operations, service debt obligations and meet other commitments on a timely basis. The primary sources of funds for liquidity are derived from customer deposits, loan payments, maturities, sales of investments and operations. In addition, FBA and the Subsidiary Banks may avail themselves of more volatile sources of funds through issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank. The aggregate funds acquired from those sources were $35.2 million and $33.8 million at June 30, 1997 and December 31, 1996, respectively.

         At June 30, 1997, FBA's more volatile sources of funds mature as follows:

                                              (dollars expressed in thousands)

   Three months or less                                $   15,188
   Over three months through six months                     5,393
   Over six months through twelve months                    7,237
   Over twelve months                                       7,416
                                                       ----------
                  Total                                $   35,234
                                                       ==========

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

          SFAS 129 is effective for financial statements for periods ending after December 15, 1997. It contains no change in disclosure requirements for FBA as it was previously subject to the requirements of APB 10 and 15 and SFAS 47.

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


                  Exhibit
                  Number            Description

                    27              Article 9 - Financial Data Schedule
                                    (EDGAR only)

(b) A current report on Form 8-K was filed by FBA on August 7, 1997. Items 5 and 7 of the Report described the execution by FBA on July 29, 1997 of a definitive agreement for the acquisition of Surety Bank by FBA. In addition, Items 5 and 7 of the Report described the proposed merger of FBA and FCB as announced on July 25, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                            FIRST BANKS AMERICA, INC.
                                            Registrant



Date:    August 12, 1997            By:     /s/James F. Dierberg
                                            --------------------
                                            James F. Dierberg
                                            Chairman, President
                                            and Chief Executive Officer



Date:    August 12, 1997            By:     /s/Allen H. Blake
                                            -----------------
                                            Allen H. Blake
                                            Vice President,
                                            Chief Financial Officer
                                            and Secretary
                                            (Principal Financial Officer)