Form 10-Q
period 1997-09-30
FIRST BANKS AMERICA INC
filed 1997-11-06
CIK 310979

11/05/97 3:09 PMSECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                   135 North Meramec, Clayton, Missouri 63105
               (address of principal executive offices) (Zip Code)

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

                                Yes __X_ No ____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Outstanding at
Class                                           October 31, 1997
-----                                           ----------------

Common Stock, $.15 par value                        1,060,709
Class B Common Stock, $.15 par value                2,500,000

                            First Banks America, Inc.

                                      INDEX

                                                                           Page

PART I          FINANCIAL INFORMATION


   Item 1.    Financial Statements:
              Consolidated Balance Sheets as of September 30, 1997
                and December 31, 1996                                       -1-
              Consolidated Statements of Income for the three and nine
                month periods ended September 30, 1997 and 1996             -3-
              Consolidated Statements of Cash Flows for the nine months
                ended September 30, 1997 and 1996                           -4-
              Notes to Consolidated Financial Statements                    -5-

   Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         -9-


PART II           OTHER INFORMATION


     Item 6.      Exhibits and Report on Form 8-K                          -15-


SIGNATURES                                                                 -16-

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                            FIRST BANKS AMERICA, INC.
                     Consolidated Balance Sheets (unaudited)
                        (dollars expressed in thousands, except per share data)




                                                                       September 30,       December 31,
                                                                           1997                1996
                                                                           ----                ----
                              ASSETS
                              ------

Cash and cash equivalents:
   Cash and due from banks.......................................       $   13,872             12,343
   Interest-bearing deposits with other financial institutions-
     with maturities of three months or less.....................            1,050                146
   Federal funds sold............................................            3,500              9,475
                                                                        ----------           --------
       Total cash and cash equivalents...........................           18,422             21,964
                                                                        ----------           --------

Investment securities - available for sale, at fair value........           86,764             86,910

Loans:
   Real estate construction and development......................           52,436             48,025
   Commercial and financial......................................           61,377             44,238
   Real estate mortgage..........................................           59,759             54,761
   Consumer and installment......................................           76,331             96,096
                                                                        ----------           --------
       Total loans...............................................          249,903            243,120
   Unearned discount.............................................          (1,441)             (1,246)
   Allowance for possible loan losses............................          (6,565)             (6,147)
                                                                        ---------            ---------
       Net loans.................................................          241,897            235,727
                                                                        ----------           --------

Bank premises and equipment, net of
    accumulated depreciation.....................................            6,244              6,369
Intangible asset associated with the purchase of a
    subsidiary...................................................            3,129              3,127
Accrued interest receivable......................................            2,258              2,348
Other real estate owned..........................................              375                785
Deferred income taxes............................................           14,664             15,519
Other assets.....................................................            2,794              2,433
                                                                       -----------           --------
       Total assets..............................................      $   376,547            375,182
                                                                       ===========           ========


                                       FIRST BANKS AMERICA, INC.
                                Consolidated Balance Sheets (unaudited)
                        (dollars expressed in thousands, except per share data)
                                              (continued)


                                                                        September 30,     December 31,
                                                                            1997              1996
                                                                            ----              ----
                                   LIABILITIES
                                   -----------

Deposits:
    Demand:
     Non-interest bearing............................................     $   54,959          56,161
     Interest bearing................................................         47,647          53,310
    Savings..........................................................         70,442          66,523
    Time:
     Time deposits of $100 or more...................................         28,696          31,679
     Other time deposits.............................................        110,104         112,133
                                                                          ----------        --------
       Total deposits................................................        311,848         319,806

Short-term borrowings................................................          8,496           2,092
Note payable.........................................................         14,500          14,000
Deferred income taxes................................................          1,487             909
Accrued and other liabilities........................................          5,650           4,877
                                                                          ----------        --------
       Total liabilities.............................................        341,981         341,684
                                                                          ----------        --------

                    STOCKHOLDERS' EQUITY

Common Stock:
    Common stock,  $.15 par value;  6,666,666 shares
     authorized;  1,416,400 and 1,412,900 shares issued
     and outstanding at September 30, 1997 and
     December 31, 1996, respectively.................................            212             212
    Class B common stock, $.15 par value; 4,000,000 shares
     authorized; 2,500,000 shares issued and outstanding
     at September 30, 1997 and December 31, 1996.....................            375             375
Capital surplus......................................................         37,768          38,036
Retained deficit since elimination of accumulated deficit
    of $259,117, effective December 31, 1994.........................           (145)         (2,251)
Common treasury stock, at cost; 356,658 shares and 280,430
    shares at September 30, 1997 and December 31, 1996,
    respectively.....................................................         (3,817)         (2,838)
Net fair value adjustment for securities available for sale..........            173             (36)
                                                                          ----------        --------
       Total stockholders' equity....................................         34,566          33,498
                                                                          ----------        --------
       Total liabilities and stockholders' equity....................     $  376,547         375,182
                                                                          ==========        ========





See accompanying notes to consolidated financial statements

                                       FIRST BANKS AMERICA, INC.
                             Consolidated Statements of Income (unaudited)
                        (dollars expressed in thousands, except per share data)

                                                                        Three months ended        Nine months ended
                                                                            September 30,           September 30,
                                                                            -------------           -------------
                                                                          1997        1996         1997       1996
                                                                          ----        ----         ----       ----
Interest income:
   Interest and fees on loans........................................  $ 6,103       4,024       16,737     11,653
   Investment securities.............................................    1,222       1,101        3,815      2,344
   Federal funds sold and other......................................      170         174          529      1,292
                                                                       -------      ------     --------   --------
       Total interest income.........................................    7,495       5,299       21,081     15,289
                                                                       -------      ------     --------   --------
Interest expense:
   Deposits:
     Interest-bearing demand.........................................      293          70          882        268
     Savings.........................................................      565         438        1,660      1,300
     Time deposits of $100 or more...................................      399         330        1,205      1,036
     Other time deposits.............................................    1,549       1,316        4,531      4,139
   Other borrowings..................................................      404          79        1,138        416
                                                                       -------      ------     --------   --------
       Total interest expense........................................    3,210       2,233        9,416      7,159
                                                                       -------      ------     --------   --------
       Net interest income...........................................    4,285       3,066       11,665      8,130
Provision for possible loan losses...................................      465         250        1,750        600
                                                                       -------      ------     --------   --------
       Net interest income after provision for
           possible loan losses......................................    3,820       2,816        9,915      7,530
                                                                       -------      ------     --------   --------
Noninterest income:
   Service charges on deposit accounts
      and customer service fees......................................      395         371        1,206      1,108
   Gain on sales of securities, net..................................      --          --          --           75
   Other income......................................................      105          58          772        120
                                                                       -------      ------     --------   --------
       Total noninterest income......................................      500         429        1,978      1,303
                                                                       -------      ------     --------   --------
Noninterest expenses:
   Salaries and employee benefits....................................      980         654        3,075      2,040
   Occupancy, net of rental income...................................      296         237        1,062        638
   Furniture and equipment...........................................      207         152          588        456
   Federal Deposit Insurance Corporation premiums....................       16          59           83         96
   Postage, printing and supplies....................................       59          42          246        184
   Data processing fees..............................................      148          79          534        236
   Legal, examination and professional fees..........................      505         339        1,496        900
   Communications....................................................      140         102          362        305
   (Gain) loss on sales of foreclosed real estate, net of
      expenses.......................................................       (2)         38        (258)         55
   Other expenses....................................................      472         833        1,333      1,712
                                                                       -------      ------     --------   --------
       Total noninterest expenses....................................    2,821       2,535        8,521      6,622
                                                                       -------      ------     --------   --------
       Income before provision for income taxes......................    1,499         710        3,372      2,211
Provision for income taxes...........................................      566         253        1,266        855
                                                                       -------      ------     --------   --------
       Net income....................................................  $   933         457        2,106      1,356
                                                                       =======      ======     ========   ========
Earnings per common share............................................  $   .26         .12          .58        .34
                                                                       =======      ======     ========   ========
Weighted average shares of common stock and common
   stock equivalents outstanding (in thousands)......................    3,592       3,927        3,626      3,969
                                                                       =======      ======     ========   ========


See accompanying notes to consolidated financial statements

                                       FIRST BANKS AMERICA, INC.
                           Consolidated Statements of Cash Flows (unaudited)
                                    (dollars expressed in thousands)


                                                                                     Nine months ended
                                                                                        September 30,
                                                                                        -------------
                                                                                    1997        1996
                                                                                    ----        ----
Cash flows from operating activities:
   Net income................................................................   $    2,106         1,356
   Adjustments to reconcile net income to net cash:
     Depreciation and amortization of bank premises and equipment............          466           407
     Accretion, net of amortization..........................................         (180)         (571)
     Provision for possible loan losses......................................        1,750           600
     (Increase) decrease in accrued interest receivable......................           90          (916)
     Interest accrued on liabilities.........................................        9,416         7,159
     Payments of interest on liabilities.....................................       (8,530)       (7,294)
     Provision for income taxes..............................................        1,266           855
     Gain on sales of securities, net........................................          --            (75)
     Other, net..............................................................         (897)          (38)
                                                                                ----------     ---------
       Net cash provided by operating activities.............................        5,487         1,483
                                                                                ----------     ---------
Cash flows from investing activities:
   Sales of investment securities............................................          --         10,513
   Maturities of investment securities.......................................       42,990       134,417
   Purchases of investment securities........................................      (42,144)     (171,084)
   Net (increase) decrease in loans..........................................       (8,832)       17,002
   Recoveries of loans previously charged off................................        1,032           857
   Purchases of bank premises and equipment..................................         (341)         (145)
   Other, net................................................................          568           201
                                                                                ----------     ---------
       Net cash used in investing activities.................................       (6,727)       (8,239)
                                                                                ----------     ---------
Cash flows from financing activities:
   Decrease in deposits......................................................       (7,958)      (19,845)
   Increase (decrease) in borrowed funds.....................................        6,904        (5,085)
   Repurchase of common stock for treasury...................................         (979)       (1,140)
   Other, net ...............................................................         (269)           34
                                                                                ----------     ---------
       Net cash used in financing activities.................................       (2,302)      (26,036)
                                                                                ----------     ---------
       Net decrease in cash and cash equivalents.............................       (3,542)      (32,792)
Cash and cash equivalents, beginning of period...............................       21,964        40,922
                                                                                ----------     ---------
Cash and cash equivalents, end of period.....................................   $   18,422         8,130
                                                                                ==========     =========









See accompanying notes to consolidated financial statements

                            FIRST BANKS AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   (1)   Basis of Presentation

         The accompanying consolidated financial statements of First Banks America, Inc. (FBA) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 1996 annual report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim period presented herein, have been included. Operating results for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. Certain reclassifications of 1996 amounts have been made to conform with the 1997 presentation.

         The consolidated financial statements include the accounts of FBA and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated.

         FBA operates through two banking subsidiaries, BankTEXAS N.A., headquartered in Houston, Texas (BankTEXAS) and Sunrise Bank of California, headquartered in Roseville, California (Sunrise Bank), collectively referred to as the Subsidiary Banks. Sunrise Bank was acquired on November 1, 1996. The acquisition was accounted for under the purchase method of accounting and, accordingly, the consolidated financial statements include the financial position and results of operations for the periods subsequent to the acquisition date.

   (2)   Transactions with Related Party

         FBA purchases certain services and supplies from or through its majority shareholder, First Banks, Inc. (First Banks) which holds all of FBA's Class B common stock. FBA's financial position and operating results could significantly differ from those that would be obtained if FBA's relationship with First Banks did not exist.

         First Banks provides management services to FBA and the Subsidiary Banks. Management services are provided under a management fee agreement whereby FBA compensates First Banks on an hourly basis for its use of personnel for various functions including internal auditing, loan review, income tax preparation and assistance, accounting, asset/liability and investment services, loan servicing and other management and administrative services. Fees paid under this agreement were $263,000 and $737,000 for the three and nine months ended September 30, 1997, compared to $191,000 and $509,000 for the three and nine months ended September 30, 1996, respectively.

         Because of its affiliation through First Banks and the geographic proximity of certain of their banking offices, Sunrise Bank, First Bank & Trust (FB&T), a wholly owned subsidiary of First Banks, and First Commercial Bank (First Commercial), a majority owned indirect subsidiary of First Banks, share the cost of certain personnel and services used by the three banks. This includes the salaries and benefits of certain loan and administrative personnel. The allocation of the shared costs are charged and/or credited among the three banks under the terms of the cost sharing agreements which were entered into with FB&T and First Commercial during January 1997 and September 1997, respectively. Expenses associated with loan origination personnel are allocated based on the relative loan volume between the banks. Costs of most other personnel are allocated on an hourly basis. Because this involves distributing essentially fixed costs over a larger asset base, it allows each bank to receive the benefit of personnel and services at a reduced cost. Fees paid under this agreement were $113,000 and $269,000 for the three and nine month periods ended September 30, 1997, respectively.

         Effective April 1, 1997, First Services L.P., a limited partnership indirectly owned by First Banks' Chairman and his children through its General Partners and Limited Partners, began providing data processing and various related services to FBA under the terms of data processing agreements. Fees paid under these agreements were $145,000 and $484,000 for the three and nine months ended September 30, 1997, compared to $78,000 and $235,000 for the three and nine months ended September 30, 1996, respectively. The fees paid for management services and data processing are significantly lower than FBA was previously paying its nonaffiliated vendors.

         The Subsidiary Banks had $39.7 million and $21.4 million in whole loans and loan participations outstanding at September 30, 1997 and December 31, 1996, respectively, that were purchased from banks affiliated with First Banks. In addition, the Subsidiary Banks had sold $25.6 million and $26.7 million in whole loans and loan participations to affiliates of First Banks at September 30, 1997 and December 31, 1996, respectively. These loans and loan participations were acquired and sold at interest rates and terms prevailing at the dates of their purchase or sale and under standards and policies followed by the Subsidiary Banks.

         FBA has borrowed $14.5 million from First Banks under a $20.0 million promissory note payable dated November 4, 1997. This agreement replaces a $15 million note payable agreement under similar terms with First Banks. The borrowings under the note bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. The interest expense was $874,000 for the nine months ended September 30, 1997. The principal and accrued interest under the note are due and payable on October 31, 2001. The accrued and unpaid interest under the note was $1,068,000 and $194,000 at September 30, 1997 and December 31, 1996, respectively.

(3)      Regulatory Capital

         FBA and the Subsidiary Banks are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on FBA and the Subsidiary Banks' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Subsidiary Banks' capital amounts and regulatory classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors which may affect possible regulatory actions.

         Quantitative measures established by regulations to ensure capital adequacy require the Subsidiary Banks to maintain certain minimum capital ratios. The Subsidiary Banks are required to maintain a minimum risk-based capital to risk-weighted assets ratio of 8.00%, with at least 4.00% being "Tier 1" capital. Tier 1 capital is composed of total stockholders' equity excluding the net fair value adjustment for securities available for sale and excess net deferred tax assets, as defined by regulation. In addition, a minimum leverage ratio (Tier 1 capital to total assets) of 3.00% plus an additional cushion of 100 to 200 basis points is expected. In order to be well capitalized under Prompt Corrective Action provisions, the bank is required to maintain a risk weighted assets ratio of at least 10%, a Tier 1 to risk weighted assets ratio of at least 6%, and a leverage ratio of at least 5%. As of December 31, 1996, the date of the most recent notification from the Subsidiary Banks' primary regulators, the Subsidiary Banks were categorized as well capitalized under the regulatory framework for prompt corrective action. Management believes, as of September 30, 1997, the Subsidiary Banks are well capitalized as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991.

     At September 30, 1997 and December 31, 1996, FBA's and the Subsidiary Banks' capital ratios were as follows:

                                          Risk-based capital ratios
                                          Total              Tier 1              Leverage Ratio
                                          -----              ------              --------------
                                     1997     1996        1997     1996          1997       1996

           FBA                        8.16%    7.64%       6.90%    6.38%         5.70%       5.31%
           BankTEXAS                 12.21    10.29       10.95     9.04          8.76        7.53
           Sunrise Bank              14.85    17.67       13.58    16.39         12.49       10.88

(4)      Proposed Business Combinations

         On July 28, 1997, FBA and Surety Bank entered into an Agreement and Plan of Reorganization (Surety Agreement) providing for the acquisition of Surety Bank. Under the terms of the Surety Agreement, both Surety Bank and Sunrise Bank will be merged into a newly formed commercial bank (the Northern California Bank). In the transaction, which is subject to the approval of regulatory authorities and the shareholders of Surety Bank, the Surety Bank common shareholders will be allowed to elect to receive either $36.12 in cash or FBA common stock equivalent to the quotient of $38.12 divided by the exchange price for each share of Surety common stock that they hold. The exchange price, as defined in the Surety Agreement, is subject to a minimum and maximum price per share of common stock of $10.89 and $14.73, respectively. Holders of Surety Bank convertible preferred stock will receive either $30.73 in cash or FBA common stock equivalent to the quotient of $32.43 divided by the exchange price, which are the equivalent amounts assuming the preferred shareholders had exercised their rights to convert into Surety Bank common stock. The Surety Agreement requires that 51% of the Surety Bank stock be exchanged for FBA common stock. If Surety Bank shareholders representing more than 51% of the outstanding stock elect to receive FBA stock in the transaction, Surety Bank and FBA may mutually agree to increase the stock portion of the transaction to a maximum of 65% of the total Surety Bank stock. Based on the market value of FBA common stock of $18.00 as of September 30, 1997 and assuming 51% of the Surety Bank stock is exchanged for FBA common stock, the total transaction price would be $8.31 million. The transaction will be accounted for using the purchase method of accounting and is expected to be completed by December 31, 1997. The transaction will be funded from available cash and an advance under the note payable to First Banks.

         Surety Bank operates banking offices in Vallejo and Fairfield, California. At September 30, 1997, Surety Bank had total assets of $75.21 million and reported net income of $239,000 for the nine month period then ended.

         On October 3, 1997, FBA and First Commercial Bancorp, Inc. (FCB) executed an Agreement and Plan of Merger (Agreement) providing for the merger of the two companies. Under the terms of the Agreement, FCB will be merged into FBA, and FCB's wholly owned subsidiary, First Commercial, will be merged into the Northern California Bank. In the transaction, which is subject to the approval of regulatory authorities and the shareholders of both FBA and FCB, the FCB shareholders will receive .8888 shares of FBA common stock for each share of FCB common stock that they hold. In total, FCB shareholders will receive approximately 752,000 shares of FBA common stock in the transaction. The transaction also provides for First Banks to receive 804,000 shares of FBA common stock in exchange for $10.0 million of FBA's note payable to First Banks, and for the exchange of FCB convertible debentures of $6.5 million, which are owned by First Banks, for comparable debentures of FBA. The Agreement was negotiated and approved by special committees of the Boards of Directors of FCB and FBA. These special committees were comprised solely of independent directors of the two respective Boards of Directors.

         First Commercial has six banking offices located in Sacramento, Roseville (2), San Francisco, Concord and Campbell, California. At September 30, 1997, FCB had total assets of $178.9 million, and reported net income of $785,000 for the nine month period then ended. FCB's common stock, of which 61.48% is owned by First Banks, is traded on the Nasdaq SmallCap Market. The transaction is expected to be completed by December 31, 1997.

         In connection with and contingent upon its merger into FBA, FCB has executed an Agreement to Exchange Certain Assets and Assume Certain Liabilities by and between First Commercial and FB&T (Exchange Agreement) pursuant to which FCB's banking office in Campbell, California would be exchanged for FB&T's banking office in Walnut Creek, California. Because of the close proximity of the Walnut Creek office to FCB's Concord office and of the Campbell office to FB&T's San Jose office, it was determined the exchange would allow a more effective control of the costs of operating the offices, avoid unnecessary customer confusion between the entities and more clearly delineate separate market areas. Although the offices are approximately equivalent in size, the

Exchange Agreement provides for the payment of a net premium based on the deposit differential and composition at the date of closing. Based on the deposits of the branches as of October 31, 1997, this would require FCB to pay FB&T a net premium of approximately $5,000.

         On September 22, 1997, FBA and Pacific Bay Bank, San Pablo, California (Pacific Bay), announced the signing of a Definitive Agreement and Plan of Merger (Pacific Bay Agreement) providing for the acquisition of Pacific Bay by FBA. Under the terms of the Pacific Bay Agreement, Pacific Bay shareholders will receive $14.00 per share in cash for their stock, an aggregate of $4.2 million. The transaction, which is subject to regulatory approvals and the approval of the shareholders of Pacific Bay, is expected to be completed during the first quarter of 1998. The transaction will be accounted for using the purchase method of accounting and will be funded from an advance under the note payable agreement with First Banks.

         Pacific Bay operates a banking office in San Pablo, California and a loan production office in Lafayette, California. At September 30, 1997, Pacific Bay had total assets of $37.5 million and reported net income of $35,000 for the nine month period then ended. Pacific Bay will merge into FBA's Northern California Bank.

            Item 2: Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

                                     General

         FBA is a registered bank holding company, incorporated in Delaware and headquartered in Clayton, Missouri. At September 30, 1997, FBA had approximately $376.5 million in total assets; $248.5 million in total loans, net of unearned discount; $311.8 million in total deposits; and $34.6 million in total stockholders' equity. FBA operates through its Subsidiary Banks.

         Through the Subsidiary Banks' six locations in Texas and two locations in California, FBA offers a broad range of commercial and personal banking services including certificate of deposit accounts, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial and industrial, real estate construction and development, commercial and residential real estate and consumer loans. Other financial services include credit-related insurance, automatic teller machines and safe deposit boxes.

         The following table lists the Subsidiary Banks at September 30, 1997:

                                                        Loans, net of
                              Number of       Total       unearned       Total
                              locations      assets       discount     deposits
                              ---------      ------       --------     --------
                        (dollars expressed in thousands)

           BankTEXAS              6     $   264,827         169,605     227,260
           Sunrise Bank           2         107,807          78,857      84,616

                               Financial Condition

         FBA's total assets were $376.5 million and $375.2 million at September 30, 1997 and December 31, 1996, respectively. Within the increase in total assets from December 31, 1996 was an increase in total loans, net of unearned discount, of $6.6 million, offset by a reduction in cash and cash equivalents of $3.5 million. As more fully discussed under "-- Lending and Credit Management," the increase in total loans, net of unearned discount, is comprised of an increase in commercial, construction and real estate mortgage loans substantially offset by the planned reduction in the consumer and installment loan portfolio, which consists primarily of indirect automobile loans. In addition, FBA has purchased $979,000 of its common stock for treasury during 1997 utilizing available cash and a $500,000 advance under its note payable with First Banks. During October 1997, the Board of Directors of FBA authorized an additional 5% purchase of common stock for treasury.

                              Results of Operations
Net Income

         Net income was $933,000 and $457,000 for the three months ended September 30, 1997 and 1996, respectively. Net income for the nine months ended September 30, 1997 was $2.11 million, compared to $1.36 million for the same period in 1996. The improved operating results of FBA reflect the improved performance of both BankTEXAS and Sunrise Bank. BankTEXAS' net income increased to $909,000 and $2.39 million for the three and nine month periods ended September 30, 1997, respectively, from $514,000 and $1.42 million for the same periods in 1996. Sunrise Bank, which was acquired by FBA on November 1, 1996, recorded net income of $269,000 and $180,000 for the three months periods ended September 30, 1997 and June 30, 1997, respectively, in comparison to an operating loss of $9,000 for the three months ended March 31, 1997. In addition, FBA's results for the three and nine month periods ended September 30, 1997 include approximately $302,000 and $874,000 of interest expense attributable primarily to the borrowings incurred in connection with funding the acquisition of Sunrise Bank.

Net Interest Income

         Net interest income was $4.29 million, or 5.02% of average interest earning assets, for the three months ended September 30, 1997, compared to $3.07 million, or 4.85% of average interest earning assets, for the same period in 1996. For the nine month periods ended September 30, 1997 and 1996, net interest income increased to $11.67 million, or 4.66% of interest earning assets, from $8.13 million, or 4.17% of interest earning assets, respectively. The improved net interest income is reflective of the repositioning of the loan portfolio of BankTEXAS, the acquisition of Sunrise Bank, control of deposit costs and internal loan growth.

         The following table sets forth certain information relating to FBA's average balance sheet, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three and nine month periods ended September 30:




                                            Three months ended September 30,                   Nine months ended September 30,
                                              1997                    1996                      1997                    1996
                                            Interest                Interest                   Interest               Interest
                                    Average  income/ Yield/Average  income/ Yield/    Average  Income/ Yield/ Average Income/ Yield/
                                    balance  expense  rate balance  expense rate      balance  expense rate   balance expense  rate
                                    -------  -------  ------------  ------------      -------  -----------   -------  -------------
                                                                       (dollars expressed in thousands)
     Assets
Interest-earning assets:
   Loans                           $ 247,571  6,103  9.78%  $ 166,487 4,024  9.62%   $ 238,717 16,737  9.37% $ 174,563 11,653  8.92%
   Investment securities             78,599   1,222  6.17      71,920 1,101  6.09       82,738  3,815  6.16     53,620  2,344  5.84
   Federal funds sold and other      12,503     170  5.39      12,975   174  5.34       13,161    529  5.37     32,349  1,292  5.33
                                   --------  ------         ---------  ----          --------- ------        --------- ------
         Total interest-earning
           assets                   338,673   7,495  8.78     251,382 5,299  8.39      334,616 21,081  8.42    260,532 15,289  7.84
                                             ------                   -----                    ------                  ------
Nonearning assets                    33,021                    26,345                   35,324                  28,547
                                   --------                 ---------                ---------               ---------
         Total assets              $371,694                 $ 277,727                  369,940               $ 289,079
                                   ========                 =========                =========               =========

     Liabilities and Stockholders' Equity
Interest-bearing liabilities:
   Interest-bearing demand deposits  49,894     293  2.34%    $18,160    70  1.53%    $ 50,519    882  2.33% $ 20,105     268  1.78%
   Savings deposits                  68,024     565  3.30      54,169   438  3.22       67,702  1,660  3.28    54,008   1,300  3.22
   Time deposits of $100 or more     28,270     399  5.61      24,022   330  5.47       29,214  1,205  5.51    24,696   1,036  5.60
   Other time deposits              111,013   1,549  5.55      95,184 1,316  5.50      111,306  4,531  5.44    99,645   4,139  5.55
                                   --------  ------          --------  -----         ---------  -----        --------   -----
         Total interest-bearing
               deposits             257,201   2,806  4.34     191,535 2,154  4.47      258,741  8,278  4.28   198,454   6,743  4.54
   Fed funds, repos and
     FHLB advances                    6,248     103  6.56       2,861    79 10.99        4,979    265  7.12     4,759     369 10.36
   Notes payable and other           14,500     301  8.26          --    --    --       14,305    873  8.16       658      47  9.54
                                   --------  ------          --------  ----          ---------  -----        --------   ------
         Total interest-bearing
               liabilities          277,949   3,210  4.58     194,396 2,233  4.57      278,025  9,416  4.53   203,871   7,159  4.69
                                             ------                   -----                     -----                  ------
Noninterest-bearing liabilities:
   Demand deposits                   52,997                    44,070                   51,739                 45,758
   Other liabilities                  6,510                     3,920                    6,471                  4,076
                                   --------                  --------                ---------              ---------
         Total liabilities          337,456                   242,386                  336,235                253,705
Stockholders' equity                 34,238                    35,341                   33,705                 35,374
                                   --------                  --------                ---------              ---------
         Total liabilities and
          stockholders' equity     $371,694                  $277,727                $ 369,940              $ 289,079
                                   ========                  ========                =========              =========

         Net interest income                 4,285                    3,066                     11,665                  8,130
                                             =====                    =====                     ======                 ======
         Net interest margin                         5.02%                   4.85%                     4.66%                   4.17%
                                                     =====                   =====                     =====                  ======


Provision for Possible Loan Losses

         The provision for possible loan losses was $465,000 and $1.75 million for the three and nine month periods ended September 30, 1997, respectively, compared to $250,000 and $600,000 for the same periods in 1996. Net loan charge-offs were $151,000 and $1.33 million for the three and nine month periods ended September 30, 1997, compared to $459,000 and $1.92 million for the same periods in 1996. The increase in the provision for possible loan losses reflects the overall growth in the loan portfolio, including the loans provided by the acquisition of Sunrise Bank, and management's evaluation of the credit quality of the loans in the portfolio and its assessment of the adequacy of the allowance for possible loan losses. Nonperforming loans were $2.44 million at September 30, 1997 in comparison to $2.10 million and $421,000 at December 31, 1996 and September 30, 1996, respectively. See "-- Lending and Credit Management" for a summary of nonperforming loans and a summary of loan loss experience.

Noninterest Income

         Noninterest income was $500,000 and $1.98 million for the three and nine month periods ended September 30, 1997, respectively, as compared to $429,000 and $1.30 million for the same periods in 1996. Noninterest income consists primarily of service charges on deposit accounts and customer service fees.

          Service charges on deposit accounts and customer service fees increased to $395,000 and $1.21 million for the three and nine month periods ended September 30, 1997, respectively, in comparison to $371,000 and $1.11 million for the same periods in 1996. This increase is attributable to the acquisition of Sunrise Bank.

         Other income increased by $47,000 and $652,000 to $105,000 and $772,000 for the three and nine month periods ended September 30, 1997, respectively, from $58,000 and $120,000 for the same periods in 1996, respectively. The increase is primarily attributable to legal settlements received by Sunrise Bank for the nine month period ended September 30, 1997, and a net gain of $55,000 realized upon disposition of repossessed and other assets for the nine months ended September 30, 1997, compared to a net loss of $144,000 for the nine months ended September 30, 1996. Offsetting the increase in noninterest income for the nine months ended September 30, 1997, was a gain of $75,000 recognized upon the sale of an investment security during the nine months ended September 30, 1996.

Noninterest Expense

         Noninterest expense was $2.82 million and $8.52 million for the three and nine month periods ended September 30, 1997, respectively, compared to $2.54 million and $6.62 million for the same periods in 1996. The increase is attributable to the noninterest expense of Sunrise Bank, which was acquired by FBA on November 1, 1996, of $1.02 million and $3.31 million for the three and nine month periods ended September 30, 1997, respectively, partially offset by a reduction in the noninterest expense of BankTEXAS over these same periods. Offsetting the increase in noninterest expense for the three and nine month periods ended September 30, 1997, are gains, net of losses and expenses on foreclosed real estate, of $2,000 and $258,000, respectively.

                          Lending and Credit Management

         Interest earned on the loan portfolio is the primary source of income of FBA. Total loans, net of unearned discount, represented 66.0% and 64.5% of total assets as of September 30, 1997 and December 31, 1996, respectively. Total loans, net of unearned discount, were $248.5 million and $241.9 million at September 30, 1997 and December 31, 1996, respectively. The increase, as summarized on the consolidated balance sheet, is attributable to the expansion of the corporate lending function of FBA. The expansion has generated growth in the commercial and commercial real estate mortgage loan portfolios. Offsetting the growth in corporate lending is a decrease in the consumer indirect automobile  loan  portfolio.  The  expected  decrease in the  consumer  indirect automobile loan portfolio reflects the more stringent lending practices implemented during 1995 and 1996 to curtail the level of loan charge-offs being experienced under the previous underwriting practices.

         FBA's nonperforming loans consist of loans on a nonaccrual status and loans on which the original terms have been restructured. Impaired loans, consisting of nonaccrual and consumer and installment loans 60 days or more past due, were $3.2 million and $3.7 million at September 30, 1997 and December 31, 1996, respectively.

         The following is a summary of nonperforming assets and past due loans at the dates indicated:

                                                                     September 30,       December 31,
                                                                          1997               1996
                                                                          ----               ----
                                                                      (dollars expressed in thousands)
   Nonperforming assets:
     Nonperforming loans........................................       $     2,441            2,095
     Other real estate..........................................               375              785
                                                                       -----------        ---------
        Total nonperforming assets..............................       $     2,816            2,880
                                                                       ===========        =========
   Loans past due and still accruing:
     Over 30 days to 90 days....................................       $     4,350            6,471
     Over 90 days...............................................               248              583
                                                                       -----------        ---------
        Total past due loans....................................       $     4,598            7,054
                                                                       ===========        =========

   Loans, net of unearned discount..............................       $   248,462          241,874
                                                                       ===========          =======

   Asset quality ratios:
     Allowance for possible loan losses to loans................              2.64%            2.54%
     Nonperforming loans to loans ..............................               .98              .87
     Allowance for possible loan losses to
        nonperforming loans ....................................            268.95           293.41
     Nonperforming assets to loans and other real estate........              1.13             1.19
                                                                       ===========        =========


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

         The following is a summary of the loan loss experience:

                                                                    Three months ended         Nine months ended
                                                                       September 30,             September 30,
                                                                     1997         1996         1997       1996
                                                                     ----         ----         ----       ----
                                                                         (dollars expressed in thousands)

Allowance for possible loan losses, beginning of period           $..6,251       4,116         6,147      5,228
                                                                  --------      ------       -------    -------
   Loans charged-off                                                  (416)       (729)       (2,364)    (2,778)
   Recoveries of loans previously charged-off                          265         270         1,032        857
                                                                  --------      ------       -------    -------
   Net loan (charge-offs) recoveries                                  (151)       (459)       (1,332)    (1,921)
                                                                  --------      ------       -------    -------
   Provision for possible loan losses                                  465         250         1,750        600
                                                                  --------      ------       -------    -------
Allowance for possible loan losses, end of period                 $  6,565       3,907         6,565      3,907
                                                                  ========      ======       =======    =======

                                    Liquidity

         The liquidity of FBA and the Subsidiary Banks is the ability to maintain a cash flow which is adequate to fund operations, service debt obligations and meet other commitments on a timely basis. The primary sources of funds for liquidity are derived from customer deposits, loan payments, maturities, sales of investments and operations. In addition, FBA and the Subsidiary Banks may avail themselves of more volatile sources of funds through issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank. The aggregate funds acquired from those sources were $37.2 million and $33.8 million at September 30, 1997 and December 31, 1996, respectively.

         At September 30, 1997, FBA's more volatile sources of funds mature as follows:

                                                (dollars expressed in thousands)

   Three months or less                                   $   17,849
   Over three months through six months                        5,628
   Over six months through twelve months                       6,325
   Over twelve months                                          7,390
                                                          ----------
                  Total                                   $   37,192
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

          The standards established by SFAS 125 are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.

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

           Basic EPS, unlike primary EPS, excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted EPS is computed similarly to fully diluted EPS under APB 15.

           SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted. After adoption, all prior-period EPS data presented shall be restated to conform with SFAS 128.

           FBA does not believe the implementation of SFAS 128 will have a material effect on its computation of earnings per share.

          In February 1997, the FASB issued SFAS 129, Disclosure of Information about Capital Structure (SFAS 129). SFAS 129 establishes standards for disclosing information about an entity's capital structure and applies to all entities. SFAS 129 continues the previous requirements to disclose certain information about an entity's capital structure found in APB 10, Omnibus Opinion-1966, APB 15 and SFAS 47, Disclosure of Long-Term Obligations, for entities that were subject to the requirements of those standards. SFAS 129 eliminates the exemption of nonpublic entities from certain disclosure requirements of APB 15 as provided by SFAS 21, Suspension of the reporting of Earnings per Share and Segment Information by Nonpublic Enterprises. It supersedes specific disclosure requirements of APB 10, APB 15 and SFAS 47 and consolidates them in SFAS 129 for ease of retrieval and for greater visibility to nonpublic entities.

          SFAS 129 is effective for financial statements for periods ending after December 15, 1997. It contains no change in disclosure requirements for FBA as it was previously subject to the requirements of APB 10 and 15 and SFAS 47.

          In June 1997, the FASB issued SFAS 130, Reporting Comprehensive Income (SFAS 130). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as "the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners."

          SFAS 130 requires all items recognized under accounting standards as components of comprehensive income to be reported in a financial statement that is displayed with the same prominence as other financial statements. It also requires publicly traded companies to report a total for comprehensive income in condensed financial statements of interim periods issued to shareholders. SFAS 130 requires an entity to: (1) classify items of other comprehensive income by their nature in a statement of financial performance and (2) display the accumulated balances of items of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position.

          SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. FBA's management is in the process of analyzing SFAS 130 and its impact on FBA's financial position and results of operations.

          In June 1997, the FASB issued SFAS 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers.

          SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information  is  available  that is evaluated  regularly by the chief  operating decision maker in deciding how to allocate resources and in assessing performance. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments.

          SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS 131 need not be applied to interim financial statements in the initial year of application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. FBA's management is in the process of analyzing SFAS 131 and its impact on FBA's financial position and results of operations.

                           PART II - OTHER INFORMATION

Item 6 -          Exhibits and Report on Form 8-K

  (a) The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.


                  Exhibit
                  Number            Description

                    2(b) Definitive Agreement and Plan of Merger between FBA and Pacific Bay, dated September 22, 1997.

                    2(c) Agreement and Plan of Merger by and between FBA and FCB, dated October 3, 1997.

                    10(o)           Promissory   Note  payable  to  First Banks,
                                    dated, November 4, 1997.

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





                                        FIRST BANKS AMERICA, INC.
                                              Registrant



Date:    November 6, 1997               By:/s/James F. Dierberg
                                        -----------------------
                                              James F. Dierberg
                                              Chairman, President
                                              and Chief Executive Officer



Date:    November 6, 1997               By:/s/Allen H. Blake
                                           -----------------
                                              Allen H. Blake
                                              Vice President,
                                              Chief Financial Officer
                                              and Secretary
                                              (Principal Financial Officer)

                                                                Exhibit 2(b)







                          AGREEMENT AND PLAN OF MERGER





                                  by and among




                           FIRST BANKS AMERICA, INC.,
                             a Delaware corporation,



                      its indirect wholly-owned subsidiary,
                           SUNRISE BANK OF CALIFORNIA,
                        a California banking association,


                                       and


                                PACIFIC BAY BANK,
                        a California banking association








                               September 22, 1997


TABLE OF CONTENTS

ARTICLE I - TERMS OF THE MERGER & CLOSING; EXCHANGE OF SHARES

         Section 1.01.The Merger...............................................................  1
         Section 1.02.Effect of the Merger.....................................................  1
         Section 1.03.Conversion of Shares.....................................................  1
         Section 1.04.The Closing..............................................................  2
         Section 1.05.Closing Date.............................................................  2
         Section 1.06.Actions At Closing.......................................................  2
         Section 1.07.Exchange Procedures; Surrender of Certificates...........................  3
         Section 1.08.Internal Reorganization..................................................  4

ARTICLE II - REPRESENTATIONS AND WARRANTIES OF PACIFIC

         Section 2.01.Organization and Capital Stock...........................................  4
         Section 2.02.Authorization; No Defaults...............................................  5
         Section 2.03.Pacific Subsidiaries.....................................................  5
         Section 2.04.Financial Information....................................................  5
         Section 2.05.Absence of Changes.......................................................  6
         Section 2.06.Regulatory Enforcement Matters...........................................  6
         Section 2.07.Tax Matters..............................................................  6
         Section 2.08.Litigation...............................................................  6
         Section 2.09.Properties, Contracts, Employee Benefit Plans and Other Agreements.......  6
         Section 2.10.Reports..................................................................  8
         Section 2.11.Investment Portfolio.....................................................  8
         Section 2.12.Loan Portfolio...........................................................  8
         Section 2.13.Employee Matters and ERISA................................................ 9
         Section 2.14.Title to Properties; Insurance........................................... 10
         Section 2.15.Environmental Matters.................................................... 10
         Section 2.16.Compliance with Law...................................................... 11
         Section 2.17.Brokerage................................................................ 11
         Section 2.18.No Undisclosed Liabilities............................................... 11
         Section 2.19.Statements True and Correct.............................................. 11
         Section 2.20.Commitments and Contracts................................................ 11
         Section 2.21.Material Interest of Certain Persons..................................... 12
         Section 2.22.Conduct to Date.......................................................... 12
ARTICLE III - REPRESENTATIONS AND WARRANTIES OF FBA AND SUNRISE

         Section 3.01.Organization and Capital Stock........................................... 13
         Section 3.02.Authorization............................................................ 13
         Section 3.03.Absence of Changes....................................................... 13
         Section 3.04.Litigation............................................................... 13
         Section 3.05.Statements True and Correct.............................................. 14


ARTICLE IV - AGREEMENTS OF PACIFIC

         Section 4.01.Business in Ordinary Course.............................................. 14
         Section 4.02.Breaches................................................................. 16
         Section 4.03.Submission to Shareholders............................................... 16
         Section 4.04.Consummation of Agreement................................................ 17
         Section 4.05.Environmental Reports.................................................... 17
         Section 4.06.Access to Information.................................................... 17
         Section 4.07.Consents to Contracts and Leases......................................... 18
         Section 4.08.Subsequent Financial Statements.......................................... 18
         Section 4.09.Merger Agreement..........................................................18

ARTICLE V - AGREEMENTS OF FBA

         Section 5.01.Regulatory Approvals..................................................... 18
         Section 5.02.Breaches................................................................. 18
         Section 5.03.Consummation of Agreement................................................ 19
         Section 5.04.Indemnification.......................................................... 19
         Section 5.05.Employee Benefits........................................................ 19
         Section 5.06.Access to Information.................................................... 20
         Section 5.07.Merger Agreement......................................................... 20

ARTICLE VI - CONDITIONS PRECEDENT TO THE MERGER

         Section 6.01.Conditions to the Obligations of FBA and Sunrise......................... 20
         Section 6.02.Conditions to the Obligations of Pacific................................. 21

ARTICLE VII - TERMINATION

         Section 7.01.Mutual Agreement......................................................... 22
         Section 7.02.Breach of Agreements..................................................... 22
         Section 7.03.Failure of Conditions.................................................... 22
         Section 7.04.Denial of Regulatory Approval............................................ 22
         Section 7.05.Environmental Reports.................................................... 22
         Section 7.06.Regulatory Enforcement Matters........................................... 22
         Section 7.07.Unilateral Termination................................................... 23



ARTICLE VIII - LIABILITY ON TERMINATION

         Section 8.01.Liquidated Damages....................................................... 23
         Section 8.02.Liability on Termination................................................. 23

ARTICLE IX - GENERAL PROVISIONS

         Section 9.01.Confidential Information................................................. 23
         Section 9.02.Publicity................................................................ 24
         Section 9.03.Return of Documents...................................................... 24
         Section 9.04.Notices.................................................................. 24
         Section 9.05.Nonsurvival of Representations, Warranties and
                         Agreements............................................................ 25
         Section 9.06.Costs and Expenses....................................................... 25
         Section 9.07.Entire Agreement......................................................... 25
         Section 9.08.Headings and Captions.................................................... 25
         Section 9.09.Waiver, Amendment or Modification........................................ 25
         Section 9.10.Rules of Construction.................................................... 25
         Section 9.11.Counterparts............................................................. 26
         Section 9.12.Successors and Assigns................................................... 26
         Section 9.13.Governing Law............................................................ 26

AGREEMENT AND PLAN OF REORGANIZATION


         This Agreement and Plan of Reorganization, dated as of September 22, 1997, is by and among First Banks America, Inc., a bank holding company organized as a Delaware corporation ("FBA"), Sunrise Bank of California, a California banking association which is an indirect wholly-owned subsidiary of FBA ("Sunrise") and Pacific Bay Bank, a California banking association ("Pacific"). This Agreement and Plan of Reorganization is hereinafter referred to as the "Agreement."

         In consideration of the mutual representations, warranties, agreements and covenants contained herein, FBA, Sunrise and Pacific hereby agree as follows:


                                    ARTICLE I

                     TERMS OF THE MERGER & CLOSING; EXCHANGE OF SHARES

         Section 1.01.The Merger. Pursuant to the terms and provisions of this Agreement and the Agreement and Plan of Merger between Pacific and Sunrise (the "Merger Agreement") attached hereto as Exhibit "A", and except as otherwise provided in Section 1.08 hereof, Pacific shall merge with and into Sunrise pursuant to the provisions of the California Financial Code and the California General Corporation Law (collectively referred to herein as the "Corporate Law").

         Section 1.02.Effect of the Merger. The Merger shall have all of the effects provided in Section 1107 of the California General Corporation Law,
Section 4888 of the California Financial Code, this Agreement and the Merger Agreement, and the separate corporate existence of Pacific shall cease on consummation of the Merger and be combined in Sunrise. The Articles of Association, Bylaws, directors and officers of the resulting bank shall be as set forth in the Merger Agreement.

         Section 1.03.Conversion of Shares.

         (a) At the Effective Time (as defined in Section 1.05 hereof), each share of common stock, no par value, of Pacific ("Pacific Common") issued and outstanding immediately prior to the Effective Time shall be converted into the right to receive cash in the amount of Fourteen Dollars ($14.00) (the "Merger Consideration").

         (b) At the Effective Time, all of the shares of Pacific Common, by virtue of the Merger and without any action on the part of the holders thereof, shall no longer be outstanding and shall be cancelled and retired and shall cease to exist, and each holder of any certificate or certificates which immediately prior to the Effective Time represented outstanding shares of Pacific Common (the "Certificate") shall cease to have any rights with respect to such shares, except the right of the holder to receive, without interest, the Merger Consideration upon the surrender of the Certificate in accordance with Section 1.07(b) hereof.

         (c).At the Effective Time, each share of Pacific Common, if any, held in the treasury of Pacific or by any direct or indirect subsidiary of Pacific (other than shares held in trust accounts for the benefit of others or in other fiduciary, nominee or similar capacities) immediately prior to the Effective Time shall be cancelled.

         (d).If holders of Pacific Common are entitled to dissent from the Agreement and Merger and demand payment of the fair market value of their shares under applicable Corporate Law, issued and outstanding shares of Pacific Common held by a dissenting holder shall not be converted as described in this Section 1.03, but from and after the Effective Time shall represent only the right to receive such consideration as may be determined to be due pursuant to applicable Corporate Law; provided, however, that each share of Pacific Common outstanding immediately prior to the Effective Time and held by a dissenting holder who shall, after the Effective Time, withdraw his demand for appraisal or lose his right of appraisal shall have only such rights as are provided under applicable Corporate Law.

         Section 1.04.The Closing. The closing of the Merger (the "Closing") shall take place at the location mutually agreeable to the parties hereto at 10:00 a.m. local time on the Closing Date described in Section 1.05 of this Agreement.

         Section 1.05.Closing Date. At FBA's election, the Closing shall take place on either (i) one of the last five (5) business days of the month, or (ii) the first business day of the month following the month, or (iii) the first business day of the first month of the next calendar quarter following the month, in each case, during which each of the conditions in Sections 6.01 and
6.02 is satisfied or waived by the appropriate party or on such other date as Pacific and FBA may agree (the "Closing Date"). The Merger shall be effective upon the filing of the Merger Agreement with the Department of Financial
Institutions and the Secretary of State of the State of California (the "Department" and the "Secretary of State, respectively") in accordance with the California Corporations Code and the California Financial Code (the "Effective Time").

         Section 1.06.Actions At Closing. (a) At the Closing, Pacific shall deliver to FBA:

         (i) a copy of the Articles of Incorporation of Pacific, certified by the Secretary of State, and a copy of the Bylaws of Pacific, certified by the President or Secretary of Pacific;

         (ii) a certificate signed by an appropriate officer of Pacific stating that (A) each of the representations and warranties contained in
         Article II is true and correct in all material respects at the time of the Closing with the same force and effect as if such representations and warranties had been made at the Closing, and (B) all of the conditions set forth in Section 6.01 have been satisfied or waived as provided therein;

         (iii) certified copies of the resolutions of Pacific's Board of Directors and shareholders, establishing the requisite approvals under applicable Corporate Law of this Agreement, the Merger and the other transactions contemplated hereby; (iv) a certificate issued by the Franchise Tax Board of the State of California (the "Franchise Tax Board"), dated a recent date, certifying that Pacific is in good standing;

         (v) a certificate of existence as to Pacific, issued by the Department, dated a recent date; and

         (vi) a legal opinion from counsel for Pacific regarding Pacific, this Agreement and the transactions contemplated hereby, in form reasonably satisfactory to FBA and its counsel.

         (b)  At the Closing, FBA shall deliver to Pacific:

         (i) certified copies of the Certificate of Incorporation and Bylaws of FBA and the Articles of Incorporation and Bylaws of Sunrise;

         (ii) certificates signed by appropriate officers of FBA and Sunrise stating that (A) each of the representations and warranties contained in Article III is true and correct in all material respects at the time of the Closing with the same force and effect as if such representations and warranties had been made at the Closing, and (B) all of the conditions set forth in Section 6.02 have been satisfied or waived as provided therein;


         (iii) certified copies of the resolutions of the Board of Directors and shareholders of each of FBA and Sunrise, establishing the requisite approvals of each of them under applicable Corporate Law of this Agreement, the Merger and the other transactions contemplated hereby;

         (iv) certificates, each dated a recent date, of the Secretary of State of the State of Delaware, stating that FBA is in good standing, and of the Franchise Tax Board, certifying that Sunrise is in good standing;

         (v) a certificate of existence as to Sunrise, issued by the Department, dated a recent date;

         (vi) a legal opinion from counsel for FBA regarding FBA, this Agreement
         and  the   transactions   contemplated   hereby,   in  form  reasonably
         satisfactory to Pacific; and

         (vii) evidence reasonably satisfactory to Pacific that FBA has established an account at Sunrise and deposited in such account the funds required in order to pay the amount of the Merger Consideration to the shareholders of Pacific upon submission to FBA of the documentation required pursuant to Section 1.07.

         Section 1.07.Exchange Procedures; Surrender of Certificates. As soon as reasonably practicable after the Effective Time, FBA shall mail to each record holder of shares of Pacific Common a letter of transmittal (which shall specify that delivery shall be effected, and risk of loss and title to Certificates shall pass, only upon proper delivery of the Certificates to FBA and shall be in such form and have such other provisions as FBA may reasonably specify) (each such letter, the "Letter of Transmittal") and instructions for use in effecting the surrender of Certificates. At the Closing, the record holders of all of the Pacific Common shall surrender to FBA their Certificates, together with duly executed Letters of Transmittal and any other required documents (including, with respect to any Certificate which has been lost or stolen, a bond or other form of indemnity acceptable to FBA), and FBA shall pay to the record holder the appropriate Merger Consideration. The record holder shall be entitled to receive in exchange for the Certificate solely the Merger Consideration, without interest.

         Section 1.08.Internal Reorganization. FBA is presently involved in the acquisition of two banks, Surety Bank, Vallejo, California, and First Commercial Bank, Sacramento, California, both of which are California banking associations. Depending upon the timing of the consummation of such acquisitions and the consummation of this Agreement, Sunrise may be party to a merger with another direct or indirect subsidiary of FBA prior to the consummation of this Agreement (such merger is referred to herein as the "Sunrise Merger"), but in any event Sunrise or its successor will continue to be a wholly-owned direct or indirect subsidiary of FBA. In the event that the Sunrise Merger shall have occurred prior to the Effective Time and Sunrise is not the surviving bank, Pacific will be merged into the successor of Sunrise, and references in this Agreement to Sunrise shall be deemed to be references to the successor bank.


                                   ARTICLE II

                   REPRESENTATIONS AND WARRANTIES OF PACIFIC

         To induce them to enter into and consummate this Agreement, Pacific represents and warrants to FBA and Sunrise as follows:

         Section 2.01.Organization and Capital Stock.

         (a) Pacific is a banking association duly organized, validly existing and in good standing under the laws of the State of California and has the corporate power to own all of its property and assets, to incur all of its liabilities and to carry on its business as now being conducted. Pacific is an insured bank as defined in the Federal Deposit Insurance Act.

         (b) As of the date hereof, the authorized capital stock of Pacific consists solely of (i) 10,000,000 shares of Pacific Common, of which 300,000 shares are outstanding, duly and validly issued, fully paid and, except as provided in Section 600.2 of the California Financial Code, non-assessable. None of the outstanding shares of Pacific Common has been issued in violation of any preemptive rights. Each certificate representing shares of Pacific Common issued in replacement of any certificate theretofore issued by it which was claimed by the record holder thereof to have been lost, stolen or destroyed was issued by Pacific only upon receipt of an affidavit of lost stock certificate and a bond sufficient to indemnify Pacific against any claim that may be made against it on account of the alleged loss, theft or destruction of any such Certificate or the issuance of such replacement Certificate.

         (c) Except as disclosed in Section 2.01(b), there are no shares of capital stock or other equity securities of Pacific issued or outstanding and no outstanding options, warrants, rights to subscribe for, calls or commitments of any character whatsoever relating to, or securities or rights convertible into or exchangeable for, shares of the capital stock of Pacific or contracts, commitments, understandings or arrangements by which Pacific is or may be obligated to issue additional shares of its capital stock.

         Section 2.02.Authorization; No Defaults. Pacific's Board of Directors has by all requisite action approved this Agreement and the Merger and authorized the execution hereof on its behalf by its duly authorized officers and the performance by Pacific of its obligations hereunder. Nothing in the
Articles of Incorporation or Bylaws of Pacific or any other agreement, instrument, decree, proceeding, law or regulation (except as specifically referred to in or contemplated by this Agreement) by or to which Pacific or any of its subsidiaries is bound or subject would prohibit or inhibit Pacific from consummating this Agreement and the Merger on the terms and conditions herein contained. This Agreement has been duly and validly executed and delivered by Pacific and constitutes a legal, valid and binding obligation of Pacific, enforceable against Pacific in accordance with its terms. Neither Pacific nor any Pacific Subsidiary (as defined in Section 2.03 hereof) is in default under nor in violation of any provision of its articles or certificate of incorporation, bylaws or any promissory note, indenture or evidence of indebtedness or security therefor, lease, contract, purchase or other commitment or other agreement which is material to Pacific and its subsidiaries taken as a whole.

         Section 2.03.Pacific Subsidiaries. Pacific has no direct and indirect subsidiaries or equity interest in any other business nor enterprise, nor is it a party to any partnership or joint venture.

         Section 2.04.Financial Information. The audited consolidated balance sheets of Pacific as of December 31, 1996 and related consolidated income statements and statements of changes in shareholders' equity and of cash flows for the three years ended December 31, 1996, together with the notes thereto, in the form previously provided to FBA; the unaudited consolidated balance sheets of Pacific as of June 30, 1997 and related consolidated income statements and statements of changes in shareholders' equity for the six months ended June 30, 1997, together with the notes thereto, in the form previously provided to FBA; and Pacific's year-end and quarter-end Reports of Condition and Reports of Income for 1996 and for the six month period ending June 30, 1997, respectively, as filed with the Federal Deposit Insurance Corporation (the "FDIC") (such financial statements and notes collectively referred to herein as the "Pacific Financial Statements"), have been prepared in accordance with generally accepted accounting principles applied on a consistent basis (except as disclosed therein and except for regulatory reporting differences required for Pacific's reports) and fairly present the consolidated financial position and the consolidated results of operations, changes in shareholders' equity and cash flows of the respective entity and its consolidated subsidiaries as of the dates and for the periods indicated.

         Section 2.05.Absence of Changes. Except as disclosed in Section 2.05 of that certain document delivered by Pacific to FBA entitled the "Pacific Disclosure Schedule" and executed by both Pacific and FBA concurrently with the execution and delivery of this Agreement (the "Pacific Disclosure Schedule"), since December 31, 1996 there has not been any material adverse change in the financial condition, the results of operations or the business or prospects of Pacific, nor have there been any events or transactions having such a material adverse effect which should be disclosed in order to make the Pacific Financial Statements not misleading. Since July, 1996 there has been no material adverse change in Pacific's financial condition, results of operations or business except for any such changes as are disclosed in Pacific's Reports of Condition and Income filed with the FDIC since such date.

         Section  2.06.Regulatory  Enforcement  Matters.  Except as disclosed in
Section 2.06 of the Pacific Disclosure Schedule, Pacific is not subject to, nor has it received any notice or advice that it may become subject to, any order, agreement, memorandum of understanding or other regulatory enforcement action or proceeding with or by any federal or state agency charged with the supervision or regulation of banks or bank holding companies or engaged in the insurance of bank deposits or any other governmental agency having supervisory or regulatory authority with respect to Pacific.

         Section 2.07.Tax Matters. Pacific and the Pacific Subsidiaries have filed all federal, state and local income, franchise, excise, sales, use, real and personal property and other tax returns required to be filed. All such returns fairly reflect the information required to be presented therein. All provisions for accrued but unpaid taxes contained in the Pacific Financial Statements were made in accordance with generally accepted accounting principles and in the aggregate do not fail to provide for material tax liabilities.

         Section 2.08.Litigation. Except as disclosed in Section 2.08 of the Pacific Disclosure Schedule, there is no litigation, claim or other proceeding pending or, to the knowledge of Pacific, threatened against Pacific or any of the Pacific Subsidiaries, or of which the property of Pacific or any of the Pacific Subsidiaries is or would be subject.

         Section 2.09.Properties, Contracts, Employee Benefit Plans and Other Agreements. Section 2.09 of the Pacific Disclosure Schedule specifically identifies the following:

         (a) all real property owned by Pacific and the principal buildings and structures located thereon, together with a legal description of such real estate, and each lease of real property to which Pacific is a party, identifying the parties thereto, the annual rental, the expiration date thereof and a brief description of the property covered;

         (b) all loan and credit agreements, conditional sales contracts or other title retention agreements or security agreements relating to money borrowed by Pacific, exclusive of deposit agreements with customers of Pacific entered into in the ordinary course of business, agreements for the purchase of federal funds and repurchase agreements;
         (c) all agreements, loans, contracts, leases, guaranties, letters of credit, lines of credit or commitments of Pacific not referred to elsewhere in this Section 2.09 which:

                           (i)   (except for loans,  loan commitments or letters
                           of credit) involve payment by Pacific of   more  than
                           $25,000;

                           (ii)  involve payments based on profits of Pacific;

                           (iii) relate to the future purchase of goods or services in excess of the requirements of its respective business at current levels or for normal operating purposes;

                          (iv) were not made in the ordinary course of business;
                           or

                           (v) materially   affect   the  business  or financial
                           condition of Pacific;

         (d) all contracts, agreements, plans and arrangements by which any profit sharing, group insurance, hospitalization, stock option, pension, retirement, bonus, deferred compensation, stock bonus, stock purchase, collective bargaining agreements, contracts or arrangements under which pensions, deferred compensation or other retirement benefits is being paid, or plans or arrangements established or maintained, sponsored or undertaken by Pacific for the benefit of officers, directors or employees, including each trust or other agreement with any custodian or any trustee for funds held under any such agreement, plan or arrangement, and in respect to any of them, the latest reports or forms, if any, filed with the Department of Labor and Pension Benefit Guaranty Corporation under ERISA (as defined below), any current financial or actuarial reports and any currently effective IRS private ruling or determination letters obtained by or for the benefit of Pacific;

         (e) all leases, subleases or licenses with respect to real or personal property, whether as lessor, lessee, licensor or licensee, with annual rental or other payments due thereunder in excess of $25,000;

         (f) all agreements for the employment, retention or engagement, or with respect to the severance, of any officer, employee, agent, consultant or other person or entity which by its terms is not terminable by Pacific on thirty (30) days written notice or less without any payment by reason of such termination; and

         (g) the name and annual salary as of January 1, 1997 of each director or employee of Pacific with a salary in excess of $60,000.

         Copies of each document, plan or contract identified in Section 2.09 of the Pacific Disclosure Schedule are appended to such Schedule and are hereby incorporated into and constitute a part of the Pacific Disclosure Schedule.

         Section 2.10.Reports. Except as disclosed in Section 2.10 of the Pacific Disclosure Schedule, Pacific and the Pacific Subsidiaries have filed all reports and statements, together with any amendments required to be made with respect thereto, required to be filed with the Department, the FDIC or any other state securities or banking authorities or any other governmental authority with jurisdiction over Pacific. As of the dates indicated thereon, each of such reports and documents, including any financial statements, exhibits and schedules thereto, complied in all material respects with the relevant statutes, rules and regulations enforced or promulgated by the regulatory authority with which they were filed, and did not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading.

         Section 2.11.Investment Portfolio. All United States Treasury securities, obligations of other United States Government agencies and corporations, obligations of States and political subdivisions of the United States and other investment securities held by Pacific and the Pacific Subsidiaries, as reflected in the latest consolidated balance sheet of Pacific included in the Pacific Financial Statements, are carried in accordance with generally accepted accounting principles.

         Section 2.12.Loan Portfolio. Except as disclosed in Section 2.12 of the Pacific Disclosure Schedule, (i) all loans and discounts shown on the Pacific Financial Statements at June 30, 1997 or which were or will be entered into after June 30, 1997 but before the Closing Date were and will be made in all material respects for good, valuable and adequate consideration in the ordinary course of the business of Pacific and the Pacific Subsidiaries, in accordance in all material respects with sound lending practices, and they are not subject to any material known defenses, setoffs or counterclaims, including without limitation any such as are afforded by usury or truth in lending laws, except as may be provided by bankruptcy, insolvency or similar laws or by general principles of equity; (ii) the notes and other evidences of indebtedness evidencing such loans and all forms of pledges, mortgages and other collateral documents and security agreements are and will be in all material respects enforceable, valid, true and genuine and what they purport to be; and (iii) Pacific and the Pacific Subsidiaries have complied and will through the Closing Date comply with all laws and regulations relating to such loans, or to the extent there has not been such compliance, such failure to comply will not materially interfere with the collection of any loan. All loans and loan commitments extended by Pacific and any extensions, renewals or continuations of such loans and loan commitments were made in accordance with its customary lending standards in the ordinary course of business. Such loans are evidenced by appropriate and sufficient documentation based upon Pacific's customary and ordinary past practices. The reserve for possible loan and lease losses shown on

Pacific's Report of Condition and Income as of June 30, 1997 is adequate in all material respects under the requirements of generally accepted accounting principles to provide for possible losses, net of recoveries relating to loans previously charged off, on loans outstanding (including, without limitation, accrued interest receivable) as of June 30, 1997.

         Section 2.13.Employee Matters and ERISA.

         (a) Pacific has not entered into any collective bargaining agreement with any labor organization with respect to any group of employees, and to the knowledge of Pacific there is no present effort nor existing proposal to attempt to unionize any group of employees of Pacific.

         (b)(i) Pacific has been and are in compliance with all applicable laws respecting employment and employment practices, terms and conditions of employment and wages and hours, including, without limitation, any laws respecting employment discrimination and occupational safety and health requirements, and Pacific is not engaged in any unfair labor practice; (ii) there is no unfair labor practice complaint against Pacific pending or, to the knowledge of Pacific, threatened before the National Labor Relations Board;
(iii) there is no labor dispute, strike, slowdown or stoppage actually pending or, to the knowledge of Pacific, threatened against or directly affecting Pacific; and (iv) Pacific has not experienced any work stoppage or other material labor difficulty during the past five years.

         (c) Except as disclosed in Section 2.13(c) of the Pacific Disclosure Schedule, Pacific does not maintain, contribute to or participate in or have any liability under any employee benefit plans, as defined in Section 3(3) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), or any nonqualified employee benefit plans or deferred compensation, bonus, stock or incentive plans, or other employee benefit or fringe benefit programs for the benefit of former or current employees (collectively, the "Employee Plans"). To the knowledge of Pacific, no present or former employee of Pacific has been charged with breaching or has breached a fiduciary duty under any Employee Plan. Pacific does not participate in, nor has it in the past five years participated in, nor has it any present or future obligation or liability under, any multiemployer plan (as defined at Section 3(37) of ERISA). Except as separately disclosed in Section 2.13(c) of the Pacific Disclosure Schedule, Pacific does not maintain, contribute to, or participate in any plan that provides health, major medical, disability or life insurance benefits to former employees of Pacific.

         (d) All liabilities of the Employee Plans have been funded on the basis of consistent methods in accordance with sound actuarial assumptions and practices, and no Employee Plan, at the end of any plan year, or at June 30, 1997, had an accumulated funding deficiency. No actuarial assumptions have been changed since the last written report of actuaries on the Employee Plans. All insurance premiums (including premiums to the Pension Benefit Guaranty Corporation) have been paid in full, subject only to normal retrospective adjustments in the ordinary course. Except as reflected in the Pacific Financial Statements, Pacific and the Pacific Subsidiaries have no contingent or actual liabilities under Title IV of ERISA. No accumulated funding deficiency (within the meaning of Section 302 of ERISA or Section 412 of the Internal Revenue Code of 1986, as amended (the "Code")) has been incurred with respect to any Employee Plan, whether or not waived. No reportable event (as defined in Section 4043 of ERISA) has occurred with respect to any Employee Plan as to which a notice would be required to be filed with the Pension Benefit Guaranty Corporation. No claim is pending, threatened or imminent with respect to any Employee Plan (other than a routine claim for benefits for which plan administrative review procedures have not been exhausted) for which Pacific would be liable, except as is reflected in the Pacific Financial Statements. Pacific has no liability for excise taxes under Sections 4971, 4975, 4976, 4977, 4979 or 4980B of the Code or for a fine under Section 502 of ERISA with respect to any Employee Plan. All Employee Plans have in all material respects been operated, administered and maintained in accordance with the terms thereof and in compliance with the requirements of all applicable laws, including, without limitation, ERISA.

         Section  2.14.Title to  Properties;  Insurance.  Except as disclosed in
Section 2.14 of the Pacific Disclosure Schedule: (i) Pacific has marketable title, insurable at standard rates, free and clear of all liens, charges and encumbrances (except taxes which are a lien but not yet payable and liens, charges or encumbrances reflected in the Pacific Financial Statements) and easements, rights-of-way, and other restrictions which are not material, and further excepting in the case of other Real Estate Owned ("OREO"), as such real estate is internally classified on the books of Pacific, rights of redemption under applicable law, to all of their real properties; (ii) all leasehold interests for real property and any material personal property used by Pacific in its business are held pursuant to lease agreements which are valid and enforceable in accordance with their terms; (iii) all such properties comply in all material respects with all applicable private agreements, zoning requirements and other governmental laws and regulations relating thereto, and there are no condemnation proceedings pending or, to Pacific's knowledge, threatened with respect to any of such properties; (iv) Pacific and the Pacific Subsidiaries have valid title or other ownership rights under licenses to all material intangible personal or intellectual property used by Pacific in its business, free and clear of any material claim, defense or right of any other person or entity, subject only to rights of the licensors pursuant to applicable license agreements, which rights do not materially and adversely interfere with the use of such property; and (v) all material insurable properties owned or held by Pacific are adequately insured by financially sound and reputable insurers in such amounts and against fire and other risks insured against by extended coverage and public liability insurance, as is customary with banks of similar size.

         Section 2.15.Environmental Matters. As used in this Agreement, "Environmental Laws" means all local, state and federal environmental, health and safety laws and regulations in all jurisdictions in which Pacific has done business or owned, leased or operated property, including, without limitation, the Federal Resource Conservation and Recovery Act, the Federal Comprehensive Environmental Response, Compensation and Liability Act, the Federal Clean Water Act, the Federal Clean Air Act, and the Federal Occupational Safety and Health Act.

         Except as disclosed in Section 2.15 of the Pacific Disclosure Schedule, neither the conduct nor operation of Pacific nor any condition of any property presently or previously owned, leased or operated by it on its own behalf or in a fiduciary capacity violates or violated any Environmental Law in any respect material to the business of Pacific and the Pacific Subsidiaries, taken as a whole, and no condition or event has occurred with respect to any of them or any property that, with notice or the passage of time, or both, would constitute a violation material to the business of Pacific and the Pacific Subsidiaries, taken as a whole, of any Environmental Law or obligate (or potentially obligate) Pacific to remedy, stabilize, neutralize or otherwise alter the environmental condition of any property, where the aggregate cost of such actions would be material to Pacific. Except as may be disclosed in Section 2.15 of the Pacific Disclosure Schedule, Pacific has not received notice from any person or entity that Pacific, or the operation or condition of any property ever owned, leased or operated by Pacific on its own behalf or in a fiduciary capacity, are or were in violation of any Environmental Law, or that Pacific is responsible (or potentially responsible) for remedying, or the cleanup of, any pollutants, contaminants, or hazardous or toxic wastes, substances or materials at, on or beneath any such property.

         Section 2.16.Compliance with Law. Pacific has all licenses, franchises, permits and other governmental authorizations that are legally required to enable it to conduct its business in all material respects. Pacific is qualified to conduct business in every jurisdiction in which such qualification is legally required and is in compliance in all material respects with all applicable laws and regulations.

         Section 2.17.Brokerage. There are no existing claims or agreements for brokerage commissions, finders' fees, financial advisory fees or similar compensation in connection with the transactions contemplated by this Agreement payable by Pacific.

         Section 2.18.No Undisclosed Liabilities. Pacific does not have any material liability, whether known or unknown, asserted or unasserted, absolute or contingent, accrued or unaccrued, liquidated or unliquidated, and whether due or to become due (and there is no past or present fact, situation, circumstance, condition or other basis for any present or future action, suit or proceeding, hearing, charge, complaint, claim or demand against Pacific giving rise to any such liability), except (i) liabilities reflected in the Pacific Financial Statements, (ii) liabilities of the same type incurred in the ordinary course of business since June 30, 1997 and (iii) as disclosed in Section 2.18 of the Pacific Disclosure Schedule.

         Section 2.19.Statements True and Correct. None of the information supplied or to be supplied by Pacific for inclusion in any document to be filed with the SEC or any regulatory authority or distributed to shareholders of Pacific in connection with the transactions contemplated hereby will be false or misleading with respect to any material fact, or omit to state any material fact necessary in order to make the statements therein not misleading, or (with respect to any document distributed to shareholders) omit to state any material fact required to be stated in order to correct any statement in any earlier communication to shareholders. All documents that Pacific is responsible for filing with any regulatory authority in connection with the transactions contemplated hereby will comply as to form in all material respects with the provisions of applicable law and the applicable rules and regulations thereunder.

         Section 2.20.Commitments and Contracts.  Except as disclosed in Section
2.20 of the Pacific Disclosure Schedule (and with a true and correct copy of the document or other item in question having been made available to FBA for inspection), Pacific is not a party or subject to any of the following (whether written or oral, express or implied):

         (i) any agreement, arrangement or commitment not made in the ordinary course of business;

         (ii) any agreement, indenture or other instrument not reflected in the Pacific Financial Statements relating to the borrowing of money by Pacific or the guarantee by Pacific of any obligation (other than trade payables or instruments related to transactions entered into in the ordinary course of business by Pacific, such as deposits, federal funds borrowings and repurchase agreements), other than agreements, indentures or instruments providing for annual payments of less than $10,000; or

         (iii) any contract containing covenants which limit the ability of Pacific to compete in any line of business or with any person or containing any restriction of the geographical area in which, or method by which, Pacific may carry on its business (other than as may be required by law or any applicable regulatory authority).

         Section 2.21.Material Interest of Certain Persons. Except as disclosed in Section 2.21 of the Pacific Disclosure Schedule:

         (a) no officer or director of Pacific or any "associate" (as such term is defined in Rule 14a-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of any such officer or director, has any material interest in any material contract or property (real or personal, tangible or intangible), used in or pertaining to the business of Pacific; and

         (b) all outstanding loans from Pacific to any present officer, director, employee or any associate or related interest of any such person which were required to be approved by or reported to Pacific's Board of Directors ("Insider Loans") were approved by or reported to the Board of Directors in accordance with all applicable laws and regulations.

         Section 2.22.Conduct to Date. Except as disclosed in Section 2.22 of the Pacific Disclosure Schedule, from and after December 31, 1996 through the date of this Agreement, Pacific has not (i) failed to conduct its business in the ordinary and usual course consistent with past practices; (ii) issued, sold, granted, conferred or awarded any common or other stock, or any corporate debt securities which would be classified under generally accepted accounting principles applied on a consistent basis as long-term debt on the balance sheets of Pacific; (iii) effected any stock split or adjusted, combined, reclassified or otherwise changed its capitalization; (iv) declared, set aside or paid any dividend or other distribution in respect of its capital stock, or purchased, redeemed, retired, repurchased, or exchanged, or otherwise directly or indirectly acquired or disposed of any of its capital stock; (v) incurred any material obligation or liability (absolute or contingent), except normal trade or business obligations or liabilities incurred in the ordinary course of business, or subjected to lien any of its assets or properties other than in the ordinary course of business consistent with past practice; (vi) discharged or satisfied any material lien or paid any material obligation or liability (absolute or contingent), other than in the ordinary course of business; (vii) sold, assigned, transferred, leased, exchanged, or otherwise disposed of any of its properties or assets other than for a fair consideration in the ordinary course of business; (viii) except as required by contract or law, (A) increased the rate of compensation of, or paid any bonus to, any of its directors, officers, or other employees, except merit or promotion increases in accordance with existing policy, (B) entered into any new, or amended or supplemented any existing, employment, management, consulting, deferred compensation, severance or other similar contract, (C) entered into, terminated or substantially modified any of the Employee Plans or (D) agreed to do any of the foregoing;
(ix) suffered any material damage, destruction, or loss, whether as the result of fire, explosion, earthquake, accident, casualty, labor trouble, requisition, or taking of property by any regulatory authority, flood, windstorm, embargo, riot, act of God or act of war, or other casualty or event, and whether or not covered by insurance; (x) cancelled or compromised any debt, except for debts charged off or compromised in accordance with past practice; (xi) entered into any material transaction, contract or commitment outside the ordinary course of its business or (xii) made or guaranteed any loan to any of the Employee Plans.

                                   ARTICLE III

                REPRESENTATIONS AND WARRANTIES OF FBA AND SUNRISE

         To induce Pacific to enter into and consummate this Agreement, FBA and Sunrise each represents and warrants to Pacific as follows:

         Section 3.01.Organization and Capital Stock. FBA is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware. FBA has the corporate power to own all of its property and assets, to incur all of its liabilities and to carry on its business as now being conducted.

         Section 3.02.Authorization. The Board of Directors of each of FBA and Sunrise has by all requisite action approved this Agreement and the Merger and authorized the execution hereof on its behalf by its duly authorized officers and the performance by FBA and Sunrise, respectively, of its obligations hereunder. Nothing in the Certificate of Incorporation or Bylaws of FBA, the Articles of Incorporation or Bylaws of Sunrise, or any other agreement, instrument, decree, proceeding, law or regulation (except as specifically referred to in or contemplated by this Agreement) by or to which FBA, Sunrise or any of FBA's other subsidiaries is bound or subject would prohibit or inhibit FBA or Sunrise from consummating this Agreement and the Merger on the terms and conditions herein contained. This Agreement has been duly and validly executed and delivered by FBA and Sunrise and constitutes a legal, valid and binding obligation of each of them, enforceable against them in accordance with its terms.

         Section 3.03.Absence of Changes. Since June 30, 1997 there has not been any material adverse change in the financial condition, the results of operations or the business or prospects of FBA that would prevent FBA from consummating this Agreement and the Merger.

         Section 3.04.Litigation. There is no litigation, claim or other proceeding pending or, to the best of FBA's knowledge, threatened against FBA or any of its subsidiaries that would prohibit FBA or Sunrise from consummating the Merger.

         Section 3.05.Statements True and Correct. None of the information supplied or to be supplied by FBA for inclusion in any document to be filed with the SEC or any regulatory authority or distributed to shareholders of Pacific in connection with the transactions contemplated hereby will be false or misleading with respect to any material fact, or omit to state any material fact necessary in order to make the statements therein not misleading, or (with respect to any document distributed to shareholders) omit to state any material fact required to be stated in order to correct any statement in any earlier communication to shareholders. All documents that FBA is responsible for filing with any regulatory authority in connection with the transactions contemplated hereby will comply as to form in all material respects with the provisions of applicable law and the applicable rules and regulations thereunder.


                                   ARTICLE IV

                              AGREEMENTS OF PACIFIC

         Section 4.01.Business in Ordinary Course.

         (a) Pacific shall continue to carry on its business and the discharge or incurrence of obligations and liabilities only in the usual, regular and ordinary course of business, as heretofore conducted, and by way of amplification and not limitation, Pacific will not:

         (i) declare or pay any dividend  or   make  any other  distribution to
         shareholders,  whether in cash,  stock or other property; or

         (ii) issue any Pacific Capital Stock or other stock or any options, warrants, or other rights to subscribe for or purchase Pacific Capital Stock or any other stock or any securities convertible into or exchangeable for any capital stock; or

         (iii) directly or indirectly redeem, purchase or otherwise acquire any Pacific Capital Stock or any other stock of Pacific; or

         (iv) effect a reclassification, recapitalization, splitup, exchange of shares, readjustment or other similar change in or to any capital stock, or otherwise reorganize or recapitalize; or

         (v) change its certificate or articles of incorporation or association, as the case may be, or bylaws, nor enter into any agreement to merge or consolidate with, or sell a significant portion of its assets to, any person or entity.

         (b)  Pacific will not, without the prior written consent of FBA:

         (i) grant any increase (other than ordinary and normal increases consistent with past practices) in the compensation payable or to become payable to officers or salaried employees, grant any stock options or, except as required by law, adopt or make any change in any bonus, insurance, pension, or other Employee Plan, agreement, payment or arrangement made to, for or with any of such officers or employees; or

         (ii) borrow or agree to borrow any amount of funds except in the ordinary course of business, or directly or indirectly guarantee or agree to guarantee any obligations of others; or

         (iii) make or commit to make any new loan or letter of credit or any new or additional discretionary advance under any existing line of credit, in principal amount in excess of $200,000 or that would increase the aggregate credit outstanding to any one borrower (or group of affiliated borrowers) to more than $400,000 (excluding for this purpose any accrued interest or overdrafts), without the prior written consent of FBA; or

         (iv) purchase or otherwise acquire any investment security for its own account having an average remaining life greater than three years or any asset-backed securities other than those issued or guaranteed by the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation; or

         (v) enter into any agreement, contract or commitment having a term in excess of three (3) months other than letters of credit, loan agreements, deposit agreements, and other lending, credit and deposit agreements and documents made in the ordinary course of business; or

         (vi) except in the ordinary course of business, place on any of its assets or properties any mortgage, pledge, lien, charge, or other encumbrance; or

         (vii) except in the ordinary course of business, cancel or accelerate any material indebtedness owing to Pacific or any claims which Pacific may possess, or waive any material rights of substantial value; or

         (viii) sell or otherwise dispose of any real property or any material amount of any tangible or intangible personal property, other than properties acquired in foreclosure or otherwise in the ordinary collection of indebtedness; or

         (ix) foreclose upon or otherwise take title to or possession or control of any real property without first obtaining a phase one environmental report thereon which indicates that the property is free of pollutants, contaminants or hazardous or toxic waste materials; provided, however, that Pacific and the Pacific Subsidiaries shall not be required to obtain such a report with respect to single family, non-agricultural residential property of one acre or less to be foreclosed upon unless the entity proposing to acquire the property has reason to believe that such property might contain any such waste materials or otherwise might be contaminated; or

         (x) commit any act or fail to do any act which will cause a breach of any agreement, contract or commitment and which will have a material adverse effect on the business, financial condition or earnings of Pacific; or

         (xi) violate any law, statute, rule, governmental regulation or order, which violation might have a material adverse effect on the business, financial condition, or earnings of Pacific; or

         (xii) purchase any real or personal property or make any other capital expenditure where the amount paid or committed therefor is in excess of $25,000; or

         (xiii) increase or decrease the rate of interest paid on time deposits or on certificates of deposit, except in a manner consistent with past practices.

         (c) Pacific and the Pacific Subsidiaries shall not, without the prior written consent of FBA, engage in any transaction or take any action that would render untrue in any material respect any of the representations and warranties of Pacific contained in Article Two hereof, if such representations and warranties were given immediately following such transaction or action.

         (d) Pacific shall promptly notify FBA of the occurrence of any matter or event known to and directly involving Pacific that is materially adverse to the business, operations, properties, assets, or condition (financial or otherwise) of Pacific and the Pacific Subsidiaries, taken as a whole.

         (e) Pacific shall not solicit or encourage, or hold discussions or negotiations with or provide information to, any person or entity in connection with any proposal for the acquisition of all or a substantial portion of the business, assets, shares of Pacific Capital Stock or other securities or assets of Pacific. Pacific shall promptly advise FBA of its receipt of any such proposal or inquiry and the substance thereof.

         Section 4.02.Breaches. Pacific shall, in the event it has knowledge of the occurrence, or impending or threatened occurrence, of any event or condition which would cause or constitute a breach (or would have caused or constituted a breach had such event occurred or been known prior to the date hereof) of any of its representations or agreements contained or referred to herein, give prompt written notice thereof to FBA and use its best efforts to prevent or promptly remedy the same.

         Section 4.03.Submission to Shareholders. Pacific shall take all actions legally necessary to obtain the approval of its shareholders of this Agreement, the Merger Agreement and the Merger as required by Corporate Law, either at a meeting of shareholders called for such purpose or by unanimous written consent. The Board of Directors of Pacific shall recommend the approval of the Agreement, the Merger Agreement and the Merger and use its best efforts to obtain such approval.

         Section 4.04.Consummation of Agreement. Pacific shall perform and fulfill all conditions and obligations on its part to be performed or fulfilled under this Agreement and to cause the Merger to be consummated as expeditiously as reasonably practicable. Pacific shall furnish to FBA in a timely manner all information, data and documents requested by FBA for filing with any regulatory authority or otherwise required to effect the transactions contemplated by this Agreement and shall join with FBA and/or Sunrise in making any application with respect to which FBA determines it is necessary or desirable for Pacific to do so.

         Section 4.05.Environmental Reports. Pacific shall provide to FBA, as soon as reasonably practical, but not later than forty-five (45) days after the date hereof, a report of a phase one environmental investigation on all real property owned, leased or operated by Pacific as of the date hereof (other than space in retail and similar establishments leased by Pacific for automatic teller machines), and within ten (10) days after the acquisition or lease of any real property acquired or leased by Pacific after the date hereof (other than space in retail and similar establishments leased or operated for automatic teller machines), except as otherwise provided in Section 4.01(b)(ix). If required by the phase one investigation, in FBA's reasonable opinion, Pacific shall obtain and provide to FBA a report of a phase two investigation on properties requiring such additional study. FBA shall have fifteen (15) business days from the receipt of any such phase two report to notify Pacific of any objection to the contents of such report. Should the cost of taking all remedial and corrective actions and measures (i) required by applicable law or (ii) recommended or suggested by such report or prudent in light of serious life, health or safety concerns, in the aggregate, exceed the sum of $100,000 as reasonably estimated by an environmental expert retained for such purpose by FBA and reasonably acceptable to Pacific, or if the cost of such actions and measures cannot be so reasonably estimated by such expert to be $100,000 or less with a reasonable degree of certainty, then FBA shall have the right pursuant to
Section 7.05 hereof, for a period of ten (10) business days following receipt of such estimate or indication that the cost of such actions and measures can not be so reasonably estimated, to terminate this Agreement, which shall be FBA's sole remedy in such event.

         Section 4.06.Access to Information. Pacific shall permit FBA reasonable access, in a manner which will avoid undue disruption or interference with Pacific's normal operations to its properties and shall cause the Pacific Subsidiaries to provide to FBA comparable access to their properties, and Pacific shall disclose and make available to FBA all books, documents, papers and records relating to the assets, stock ownership, properties, operations, obligations and liabilities of Pacific and the Pacific Subsidiaries including, but not limited to, all books of account (including the general ledger), tax records, minute books of directors' and shareholders' meetings, organizational documents, material contracts and agreements, loan files, filings with any regulatory authority, accountants' workpapers (if available and subject to the respective independent accountants' consent), litigation files, plans affecting employees, and any other business activities or prospects in which FBA may have a reasonable and legitimate interest in furtherance of the transactions contemplated by this Agreement. FBA will hold any nonpublic information in confidence in accordance with the provisions of Section 8.01 hereof.

         Section 4.07.Consents to Contracts and Leases. Pacific shall obtain all necessary consents with respect to all interests of Pacific and the Pacific Subsidiaries in any material leases, licenses, contracts, instruments and rights which require the consent of another person for the Merger.

         Section 4.08.Subsequent Financial Statements. As soon as available after the date hereof, Pacific shall deliver to FBA the monthly unaudited consolidated balance sheets and profit and loss statements of Pacific prepared for its internal use, its Report of Condition and Income for each quarterly period completed prior to the Closing, and all other financial reports or statements submitted to regulatory authorities after the date hereof, to the extent permitted by law (collectively, the "Subsequent Pacific Financial Statements"). The Subsequent Pacific Financial Statements shall be prepared on a basis consistent with past accounting practices, shall fairly present the financial condition and results of operations for the dates and periods presented, and shall not include any material assets or omit to state any material liabilities, absolute or contingent, or other facts, which inclusion or omission would render such financial statements misleading in any material respect.

         Section 4.09.Merger Agreement. As soon as practicable after the execution of this Agreement, Pacific will enter into the Merger Agreement (as amended, if necessary, to conform to any requirements imposed by any regulatory authority having jurisdiction over the Merger), and Pacific will perform all of its obligations thereunder.

                                    ARTICLE V

                                AGREEMENTS OF FBA

         Section 5.01.Regulatory Approvals. Not later than 45 days after the date of this Agreement FBA shall file all regulatory applications required in order to consummate the Merger, including but not limited to the necessary applications for the prior approval of the Federal Reserve Board. After such applications have been filed, FBA shall diligently and in good faith pursue the approval of such applications and use its best efforts to obtain all necessary approvals and authorizations required to consummate the transactions contemplated by this Agreement, keep Pacific reasonably informed as to the status of such applications and make available to Pacific, upon reasonable request by Pacific from time to time, copies of such applications and any supplementally filed materials.

         Section 5.02.Breaches. FBA shall, in the event it has knowledge of the occurrence, or impending or threatened occurrence, of any event or condition which would cause or constitute a breach (or would have caused or constituted a breach had such event occurred or been known prior to the date hereof) of any of its representations or agreements contained or referred to herein, give prompt written notice thereof to Pacific and use its best efforts to prevent or promptly remedy the same.

         Section 5.03.Consummation of Agreement. FBA shall perform and fulfill all conditions and obligations on its part to be performed or fulfilled under this Agreement and to cause the Merger to be consummated as expeditiously as reasonably practicable.

         Section 5.04.Indemnification.

         (a) For four years after the Effective Time, Sunrise shall indemnify, defend and hold harmless the present and former officers, directors, employees and agents of Pacific and the Pacific Subsidiaries (each, an "Indemnified Party") against all losses, expenses, claims, damages or liabilities arising out of actions or omissions occurring on or prior to the Effective Time (including, without limitation, the transactions contemplated by this Agreement) to the full extent then permitted under Corporate Law and by Pacific's Articles of Incorporation as in effect on the date hereof.

         (b) If after the  Effective  Time Sunrise or its  successors or assigns
(i) shall consolidate with or merge into any other corporation or entity and shall not be the continuing or surviving entity of such consolidation or merger, or (ii) shall transfer all or substantially all of its properties and assets to any individual, corporation or other entity, then and in each such case, FBA guarantees to Pacific that the successors and assigns of Sunrise will assume any remaining obligations set forth in this Section 5.04. If Sunrise shall liquidate, dissolve or otherwise wind up its business, then FBA shall indemnify, defend and hold harmless each Indemnified Party to the same extent and on the same terms that Sunrise was so obligated pursuant to this Section 5.04.

         Section 5.05.Employee Benefits. FBA shall provide the benefits described in this Section 5.05 with respect to each person who remains an employee of Pacific following the Closing Date (each a "Continued Employee"). Subject to FBA's ongoing right to adopt subsequent amendments or modifications of any plan referred to in this Section 5.05 or to terminate any such plan, in FBA's sole discretion, each Continued Employee shall be entitled, as a new employee of a subsidiary of FBA, to participate in such employee benefit plans, as defined in Section 3(3) of ERISA, or any non-qualified employee benefit plans or deferred compensation, stock option, bonus or incentive plans, or other employee benefit or fringe benefit programs as may be in effect generally for employees of all of FBA's subsidiaries (the "FBA Plans"), if and as a Continued Employee shall be eligible and, if required, selected for participation therein under the terms thereof and otherwise shall not be participating in a similar plan which is maintained by Pacific after the Effective Time. Pacific employees shall participate therein on the same basis as similarly situated employees of other subsidiaries of FBA. All such participation shall be subject to the terms of such plans as may be in effect from time to time, and this Section 5.05 is not intended to give Continued Employees any rights or privileges superior to those of other employees of subsidiaries of FBA. FBA may terminate or modify all Employee Plans, and FBA's obligation under this Section 5.05 shall not be deemed or construed so as to provide duplication of similar benefits but, subject to that qualification, FBA shall credit each Continued Employee with his or her term of service with Pacific and the Pacific Subsidiaries, for purposes of vesting and any age or period of service requirements for commencement of participation with respect to any FBA Plan in which Continued Employees may participate.

         Section 5.06.Access to Information. FBA shall permit Pacific reasonable access, in a manner which will avoid undue disruption or interference with FBA's normal operations, to its properties and shall disclose and make available to Pacific all books, documents, papers and records relating to its operations, obligations and liabilities, including, but not limited to, minute books of directors' and shareholders' meetings, organizational documents, material contracts and agreements, filings with any regulatory authority, plans affecting employees, and any other business activities or prospects in which Pacific may have a reasonable and legitimate interest in furtherance of the transactions contemplated by this Agreement. Pacific will hold any nonpublic information in confidence in accordance with the provisions of Section 8.01 hereof.

         Section 5.07.Merger Agreement. As soon as practicable after the execution of this Agreement, FBA will cause Sunrise to enter into the Merger Agreement (as amended, if necessary, to conform to any requirements imposed by any regulatory authority having jurisdiction over the Merger), and FBA will cause Sunrise to perform all of its obligations thereunder.

                                   ARTICLE VI

                       CONDITIONS PRECEDENT TO THE MERGER

         6.01.Conditions   to  the  Obligations  of  FBA  and  Sunrise.  The
obligations of FBA and Sunrise to effect the Merger and the other transactions contemplated by this Agreement shall be subject to the satisfaction (or waiver by FBA) prior to or on the Closing Date of the following conditions:

         (a) the representations and warranties made by Pacific in this Agreement shall be true in all material respects on and as of the Closing Date with the same effect as though such representations and warranties had been made or given on and as of the Closing Date;

         (b) Pacific shall have performed and complied in all material respects with all of its obligations and agreements required to be performed prior to the Closing Date;

         (c) no temporary restraining order, preliminary or permanent injunction or other order issued by any court of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the Merger shall be in effect, nor shall any proceeding by any regulatory authority or other person seeking any of the foregoing be pending. There shall not be any action taken, or any statute, rule, regulation or order enacted, entered, enforced or deemed applicable to the Merger which makes the consummation of the Merger illegal;

         (d) all necessary approvals, consents and authorizations required by law for consummation of the Merger, including the requisite approval of the shareholders of Pacific and all legally required regulatory approvals, shall have been obtained, and all waiting periods required by law shall have expired;

         (e) FBA shall have  received  the  environmental  reports  required  by
Section 4.05 hereof and shall not have elected pursuant to Section 7.05 hereof to terminate this Agreement;

         (f) FBA shall have received all documents required to be received from Pacific on or prior to the Closing Date, all in form and substance reasonably satisfactory to FBA;

         (g) shareholders owning no more than twenty percent (20%) of the outstanding Pacific Common shall have perfected the right to dissent from the Merger; and

         (i) the Pacific Financial Statements and the Subsequent Pacific Financial Statements shall not be inaccurate in any material respect.

         Section 6.02.Conditions to the Obligations of Pacific. The obligations of Pacific to effect the Merger and the other transactions contemplated by this Agreement shall be subject to the satisfaction (or waiver by Pacific) prior to or on the Closing Date of the following conditions:

         (a) the representations and warranties made by FBA and Sunrise in this Agreement shall be true in all material respects on and as of the Closing Date with the same effect as though such representations and warranties had been made or given on the Closing Date;

         (b) FBA and Sunrise shall have performed and complied in all material respects with all of their obligations and agreements hereunder required to be performed prior to the Closing Date;

         (c) no temporary restraining order, preliminary or permanent injunction or other order issued by any court of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the Merger shall be in effect, nor shall any proceeding by any bank regulatory authority or other person seeking any of the foregoing be pending. There shall not be any action taken, or any statute, rule, regulation or order enacted, entered, enforced or deemed applicable to the Merger which makes the consummation of the Merger or the other transactions contemplated hereby illegal;

         (d) all necessary approvals, consents and authorizations required by law for consummation of the Merger, including the requisite approval of the shareholders of Pacific and all legally required regulatory approvals, shall have been obtained, and all waiting periods required by law shall have expired; and

         (e) Pacific shall have received all documents required to be received from FBA on or prior to the Closing Date, all in form and substance reasonably satisfactory to Pacific.

                                   ARTICLE VII

                                   TERMINATION

         Section 7.01.Mutual Agreement. This Agreement may be terminated by the mutual written agreement of the parties at any time prior to the Closing Date, regardless of whether approval of this Agreement and the Merger by the shareholders of Pacific or FBA shall have been previously obtained.

         Section 7.02.Breach of Agreements. In the event that there is a material breach of any of the representations and warranties or agreements of FBA or Sunrise, on the one hand, or Pacific, on the other hand, which breach is not cured within thirty (30) days after notice to cure such breach is given to the breaching party by the non-breaching party, then the non-breaching party, regardless of whether approval of this Agreement and the Merger by the shareholders of Pacific of FBA, or both, shall have been previously obtained, may terminate and cancel this Agreement by providing written notice of such action to the other parties hereto.

         Section 7.03.Failure of Conditions. In the event that any of the conditions to the obligations of a party are not satisfied or waived on or prior to the Closing Date, and if any applicable cure period provided in Section 7.02 hereof has lapsed, then such party may, regardless of whether approval of the transactions contemplated by this Agreement by the shareholders of Pacific or FBA, or both, shall have been previously obtained, terminate and cancel this Agreement by delivery of written notice of such action to the other parties.

         Section 7.04.Denial of Regulatory Approval. If any regulatory application filed pursuant to Section 5.08 hereof should be finally denied or disapproved by a regulatory authority, then this Agreement thereupon shall be deemed terminated and cancelled; provided, however, that a request for additional information or undertaking by FBA, as a condition for approval, shall not be deemed to be a denial or disapproval so long as FBA diligently provides the requested information or undertaking. In the event an application is denied pending an appeal, petition for review or similar such act on the part of FBA (hereinafter referred to as the "Appeal") then the application will be deemed denied unless FBA prepares and timely files an Appeal and continues the appellate process for purposes of obtaining the necessary approval.

         Section 7.05.Environmental Reports. FBA may terminate this Agreement to the extent provided in Section 4.05 by giving written notice of such termination to Pacific.

         Section 7.06.Regulatory Enforcement Matters. In the event that Pacific shall become a party or subject to any new or amended written agreement, memorandum of understanding, cease and desist order, imposition of civil money penalties or other regulatory enforcement action or proceeding with any regulatory authority after the date of this Agreement, then FBA may terminate this Agreement by giving written notice of such termination to Pacific.

         Section 7.07.Unilateral Termination. If the Closing Date does not occur on or prior to June 30, 1998, then this Agreement may be terminated by any party by giving written notice to the other parties.


                                  ARTICLE VIII

                            LIABILITY ON TERMINATION

         Section 8.01. Liquidated Damages. (a) In the event that (i) Pacific fails to consummate the Merger following the receipt of notice from FBA that FBA has obtained all required regulatory approvals and is prepared to consummate the Merger in accordance with the terms of this Agreement; (ii) the Board of Directors of Pacific fails to make the recommendation contemplated by Section
4.03 or withdraws or modifies such recommendation in a manner adverse to FBA; or
(iii) Pacific takes any action in breach of any provision of this Agreement as a result of which the consummation of the Merger is rendered impossible, then Pacific shall, within two (2) business days following the receipt of a written demand from FBA, pay to FBA in immediately available funds the sum of two hundred thousand dollars ($200,000.00) as liquidated damages.

         (b) In the event that FBA has obtained all required regulatory approvals for the Merger but fails to consummate the Merger following the receipt of notice from Pacific that Pacific is prepared to do so in accordance with the terms of this Agreement, then FBA shall, within two (2) business days following the receipt of a written demand from Pacific, pay to Pacific in immediately available funds the sum of two hundred thousand dollars ($200,000.00) as liquidated damages.

         Section 8.02. Liability on Termination. In the event that this Agreement is terminated or the Merger is abandoned pursuant to Section 7.02 hereof on account of a knowing and material breach of any of the representations or warranties or any material breach of any of the agreements of the other party hereto, and Section 8.01 is inapplicable, then the non-breaching party shall be entitled to institute an action for appropriate damages against the breaching party.


                                   ARTICLE IX

                               GENERAL PROVISIONS

         9.01.Confidential Information. The parties acknowledge the confidential and proprietary nature of the "Information" (as herein defined) which has heretofore been exchanged and which will be received from each other hereunder and agree to hold and keep the same confidential. Such Information will include any and all financial, technical, commercial, marketing, customer or other information concerning the business, operations and affairs of a party that may be provided to the others, irrespective of the form of the communications, by such party's employees or agents. Such Information shall not include information which is or becomes generally available to the public other than as a result of a disclosure by a party or its representatives in violation of this Agreement. The parties agree that the Information will be used solely for the purposes contemplated by this Agreement and that such Information will not be disclosed to any person other than employees and agents of a party who are directly involved in implementing the Merger, who shall be informed of the confidential nature of the Information and directed individually to abide by the restrictions set forth in this Section 8.01. The Information shall not be used in any way detrimental to a party, including use directly or indirectly in the conduct of the other party's business or any business or enterprise in which such party may have an interest, now or in the future, and whether or not now in competition with such other party. Neither Pacific nor any person to whom it discloses Information shall purchase or sell any security issued by FBA for so long as this Agreement remains in effect.

         Section 9.02.Publicity. FBA and Pacific shall cooperate with each other in the development and distribution of all news releases and other public disclosures concerning this Agreement and the Merger. Neither party shall issue any news release or make any other public disclosure without the prior consent of the other party, unless such is required by law upon the written advice of counsel or is in response to published newspaper or other mass media reports regarding the transaction contemplated hereby, in which latter event the parties shall consult with each other to the extent practicable regarding such responsive public disclosure.

         Section 9.03.Return of Documents. Upon termination of this Agreement without the Merger becoming effective, each party shall deliver to the others originals and all copies of all Information made available to such party and will not retain any copies, extracts or other reproductions, in whole or in part, of such Information.

         Section 9.04.Notices. Any notice or other communication shall be in writing and shall be deemed to have been given or made on the date of delivery, in the case of hand delivery, or three (3) business days after deposit in the United States Registered Mail, postage prepaid, or upon receipt if transmitted by facsimile telecopy or any other means, addressed (in any case) as follows:

         (a) if to FBA:          First Banks America, Inc. c/o First Banks, Inc.
                                           11901 Olive Boulevard
                                           Creve Coeur, Missouri 63141
                                           Attention:  Mr. Allen H. Blake
                                           Facsimile: (314) 567-3490

         with a copy to:                   John S. Daniels
                                           Attorney at Law
                                           8117 Preston Road, Suite 800
                                           Dallas, Texas 75225
                                           Facsimile: (214) 692-0508

         (b) if to Pacific:                Pacific Bay Bank
                                           13830A San Pablo Avenue
                                           San Pablo, California 94806
                                           Attention: Joseph F. Reidy
                                                        Chairman of the Board
                                           Facsimile:  (510) 237-4115

         with a copy to:                   Thomas P. Gilliss
                                           Gilliss & Valla
                                           180 Montgomery Street, Suite 820
                                           San Francisco, California 94104
                                           Facsimile: (415) 782-3998

or to such other address as any party may from time to time designate by notice to the others.

         Section 9.05.Nonsurvival of Representations, Warranties and Agreements. Except for the agreements set forth in Sections 5.04 and 5.05, no representation, warranty or agreement contained herein shall survive the Closing. In the event that this Agreement is terminated prior to Closing, the representations, warranties and agreements set forth herein shall survive such termination.

         Section 9.06.Costs and Expenses. Except as may be otherwise provided herein, each party shall pay its own costs and expenses incurred in connection with this Agreement and the matters contemplated hereby, including without limitation all fees and expenses of attorneys, accountants, brokers, financial advisors and other professionals.

         Section 9.07.Entire Agreement. This Agreement, together with the Merger Agreement and the Proxies, constitutes the entire agreement among the parties and supersedes and cancels any and all prior discussions, negotiations, undertakings, agreements in principle and other agreements among the parties relating to the subject matter hereof.

         Section 9.08.Headings and Captions. The captions of Articles and Sections hereof are for convenience only and shall not control or affect the meaning or construction of any of the provisions of this Agreement.

         Section 9.09.Waiver, Amendment or Modification. The conditions of this Agreement which may be waived may only be waived by written notice delivered to the other parties. The failure of any party at any time or times to require performance of any provision hereof shall in no manner affect the right at a later time to enforce the same. This Agreement may not be amended or modified except by a written document duly executed by the parties hereto.

         Section 9.10.Rules of Construction. Unless the context otherwise requires: (a) a term has the meaning assigned to it; (b) an accounting term not otherwise defined has the meaning assigned to it in accordance with generally accepted accounting principles; (c) "or" is not exclusive; and (d) words in the singular may include the plural and in the plural include the singular.

         Section 9.11.Counterparts. This Agreement may be executed in multiple counterparts, each of which shall be deemed an original and all of which shall be deemed one and the same instrument.

         Section 9.12.Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns. There shall be no third party beneficiaries hereof.

         Section 9.13.Governing Law. This Agreement shall be governed by the laws of the State of California, the general corporate laws of the State of Delaware applicable to FBA and any applicable federal laws and regulations.

         IN WITNESS WHEREOF, FBA, Sunrise and Pacific have caused this Agreement to be signed by their respective officers thereunto duly authorized, all as of the date first written above.


                                      FIRST BANKS AMERICA, INC.



                                      By:  /s/ Allen H. Blake
                                          -------------------
                                      Its:  Vice President
                                           ---------------

                                      SUNRISE BANK OF CALIFORNIA



                                      By:  /s/ Donald W. Williams
                                          -----------------------
                                      Its:  President
                                           ----------


                                      PACIFIC BAY BANK



                                      By:  /s/ Joseph F. Reidy
                                          --------------------
                                      Its:  Chairman
                                           ---------

                                    EXHIBIT A

                               AGREEMENT OF MERGER


         This Agreement of Merger is entered into between Pacific Bay Bank, a banking association chartered by the State of California ("Merging Corporation"), and Sunrise Bank of California ("Surviving Corporation"), a banking association chartered by the State of California.

         1.......Merging Corporation shall be merged into Surviving Corporation.

         2.......The   outstanding  shares  of  Merging  Corporation  shall  be
converted into the right to receive cash in the amount of $14.00 per share, except as otherwise provided in that certain Agreement and Plan of Reorganization dated September , 1997 by and among First Banks America, Inc., a Delaware corporation which is the parent company of Surviving Corporation, Surviving Corporation and Merging Corporation.

         3.......The  outstanding shares of Surviving  Corporation shall remain outstanding and are not affected by the merger.

         4........Merging  Corporation  shall  from  time to  time,  as and when requested by Surviving Corporation, execute and deliver all such documents and instruments and take all such action as is necessary or desirable to evidence or carry out the merger.

         5........The effect of the merger and the effective date of the  merger are as prescribed by law.

         In Witness Whereof, the parties have executed this Agreement as of , 1997.


                                     PACIFIC BAY BANK


                                     By:
                                     Its:

                                     SUNRISE BANK OF CALIFORNIA


                                     By:
                                     Its:

                                                                  Exhibit 2(c)

                          AGREEMENT AND PLAN OF MERGER





                                 by and between




                           FIRST BANKS AMERICA, INC.,
                             a Delaware corporation,




                                       and




                         FIRST COMMERCIAL BANCORP, INC.
                             a Delaware corporation








                                 October 3, 1997




                                TABLE OF CONTENTS

ARTICLE I - TERMS OF THE MERGER & CLOSING; EXCHANGE OF SHARES

         Section 1.01.The Merger................................................................  1
         Section 1.02.Effect of the Merger......................................................  1
         Section 1.03.Conversion of Shares......................................................  1
         Section 1.04.The Closing...............................................................  2
         Section 1.05.Closing Date..............................................................  2
         Section 1.06.Actions At Closing........................................................  2
         Section 1.07.Exchange Procedures; Surrender of Certificates............................  4

ARTICLE II - REPRESENTATIONS AND WARRANTIES OF FIRST COMMERCIAL

         Section 2.01.Organization and Capital Stock............................................  5
         Section 2.02.Authorization; No Defaults................................................  6
         Section 2.03.First Commercial Subsidiaries.............................................  6
         Section 2.04.Financial Information.....................................................  7
         Section 2.05.Absence of Changes........................................................  7
         Section 2.06.Regulatory Enforcement Matters............................................  8
         Section 2.07.Tax Matters...............................................................  8
         Section 2.08.Litigation................................................................  8
         Section 2.09.Properties, Contracts, Employee Benefit Plans and
              Other Agreements..................................................................  8
         Section 2.10.Reports...................................................................  9
         Section 2.11.Investment Portfolio......................................................  9
         Section 2.12.Loan Portfolio............................................................ 10
         Section 2.13.Employee Matters and ERISA................................................ 10
         Section 2.14.Title to Properties; Insurance............................................ 11
         Section 2.15.Compliance with Law....................................................... 11
         Section 2.16.Brokerage................................................................. 11
         Section 2.17.No Undisclosed Liabilities................................................ 11
         Section 2.18.Statements True and Correct............................................... 12
         Section 2.19.Commitments and Contracts................................................. 12
         Section 2.20.Material Interest of Certain Persons...................................... 13
         Section 2.21.Conduct to Date........................................................... 13
         Section 2.22.Environmental Matters......................................................14



ARTICLE III - REPRESENTATIONS AND WARRANTIES OF FBA

         Section 3.01.Organization and Capital Stock............................................ 14
         Section 3.02.Authorization; No Defaults................................................ 15
         Section 3.03.FBA Subsidiaries.......................................................... 15
         Section 3.04.Financial Information..................................................... 16
         Section 3.05.Absence of Changes........................................................ 16
         Section 3.06.Regulatory Enforcement Matters............................................ 17
         Section 3.07.Tax Matters............................................................... 17
         Section 3.08 Litigation................................................................ 17
         Section 3.09.     Properties, Contracts, Employee Benefit Plans
                and Other Agreements............................................................ 17
         Section 3.10.Reports................................................................... 18
         Section 3.11.Investment Portfolio...................................................... 18
         Section 3.12.Loan Portfolio............................................................ 19
         Section 3.13.Employee Matters and ERISA................................................ 19
         Section 3.14.Title to Properties; Insurance............................................ 19
         Section 3.15.Compliance with Law....................................................... 20
         Section 3.16.Brokerage................................................................. 20
         Section 3.17.No Undisclosed Liabilities................................................ 20
         Section 3.18.Statements True and Correct............................................... 20
         Section 3.19.Commitments and Contracts................................................. 21
         Section 3.20.Material Interest of Certain Persons...................................... 21
         Section 3.21.Conduct to Date........................................................... 22
         Section 3.22.Environmental Matters......................................................22

ARTICLE IV - AGREEMENTS OF FIRST COMMERCIAL

         Section 4.01.Business in Ordinary Course............................................... 23
         Section 4.02.Breaches.................................................................. 25
         Section 4.03.Submission to Stockholders................................................ 25
         Section 4.04.Consummation of Agreement................................................. 26
         Section 4.05.Access to Information..................................................... 26
         Section 4.06.Consents to Contracts and Leases.......................................... 26
         Section 4.07.Subsequent Financial Statements........................................... 26
         Section 4.08.Merger of Banks; Branch Exchange.......................................... 26


ARTICLE V - AGREEMENTS OF FBA

         Section 5.01.Business in Ordinary Course............................................... 27
         Section 5.02.Regulatory Approvals...................................................... 28
         Section 5.03.Breaches.................................................................. 28
         Section 5.04.Consummation of Agreement................................................. 29
         Section 5.05.Indemnification........................................................... 29
         Section 5.06.Access to Information..................................................... 29
         Section 5.07.Registration Statement, Prospectus and Joint Proxy
                              Statement; Listing Application.....................................29
         Section 5.08.Subsequent Financial Statements............................................30

ARTICLE VI - CONDITIONS PRECEDENT TO THE MERGER

         Section 6.01.Conditions to the Obligations of FBA...................................... 31
         Section 6.02.Conditions to the Obligations of First Commercial......................... 32

ARTICLE VII - TERMINATION

         Section 7.01.Mutual Agreement.......................................................... 33
         Section 7.02.Breach of Agreements...................................................... 33
         Section 7.03.Failure of Conditions..................................................... 34
         Section 7.04.Denial of Regulatory Approval............................................. 34
         Section 7.05.Regulatory Enforcement Matters............................................ 34
         Section 7.06.Unilateral Termination.................................................... 34

        Section 7.07.Damages and Limitation on Damages.......................................... 34

ARTICLE VIII - GENERAL PROVISIONS

         Section 8.01.Confidential Information.................................................. 35
         Section 8.02.Publicity................................................................. 35
         Section 8.03.Return of Documents....................................................... 35
         Section 8.04.Notices................................................................... 36
         Section 8.05.Nonsurvival of Representations, Warranties
                             and Agreements..................................................... 37
         Section 8.06.Costs and Expenses........................................................ 37
         Section 8.07.Entire Agreement.......................................................... 37
         Section 8.08.Headings and Captions..................................................... 37
         Section 8.09.Waiver, Amendment or Modification......................................... 37
         Section 8.10.Rules of Construction..................................................... 38
         Section 8.11.Counterparts.............................................................. 38
         Section 8.12.Successors and Assigns.................................................... 38
         Section 8.13.Governing Law............................................................. 38


                          AGREEMENT AND PLAN OF MERGER


         This Agreement and Plan of Merger, dated as of October 3, 1997, is by and between First Banks America, Inc., a bank holding company organized as a Delaware corporation ("FBA"), and First Commercial Bancorp, Inc., a bank holding company organized as a Delaware corporation ("First Commercial"). This Agreement and Plan of Merger is hereinafter referred to as the "Agreement."

         In consideration of the mutual representations, warranties, agreements and covenants contained herein, FBA and First Commercial hereby agree as follows:


                                    ARTICLE I

                     TERMS OF THE MERGER & CLOSING; EXCHANGE
                                    OF SHARES

         Section 1.01......The  Merger.  Pursuant to the terms and provisions of this Agreement and the corporation law of the State of Delaware governing the merger of First Commercial with FBA ("Corporate Law"), First Commercial shall merge with and into FBA, and FBA will be the surviving corporation (the "Merger"). This Agreement also contemplates that, immediately following the Effective Time (as defined in Section 1.05 hereof), the Bank Merger and the Branch Exchange (as such terms are defined in Section 4.0 8) will occur.

         Section  1.02......Effect  of the Merger.  The Merger shall have all of the effects provided by Corporate Law and this Agreement, and the separate corporate existence of First Commercial shall cease on consummation of the Merger and be combined in FBA.

         Section 1.03......Conversion of Shares.

         (a) At the Effective Time, each share of common stock, $1.25 par value, of First Commercial ("First Commercial Common") issued and outstanding immediately prior to the Effective Time shall be converted into the right to receive 0.8888 shares of common stock, par value $.15 per share, of FBA ("FBA Common Stock"); provided, however, that (i) no fractional shares of FBA Common Stock shall be issued as a result of the Merger, but cash shall be paid in lieu thereof as provided in Section 1.07 hereof; and (ii) each share of First Commercial Common held in the treasury of First Commercial or by any direct or indirect subsidiary of First Commercial immediately prior to the Effective Time shall be cancelled.

         (b) At the Effective Time, by virtue of the Merger and without any action on the part of the holders thereof, all of the shares of First Commercial Common shall cease to be outstanding and be cancelled. Upon the surrender of any certificate or certificates which immediately prior to the Effective Time represented outstanding shares of First Commercial Common (the "Certificate"), each holder thereof shall cease to have any rights with respect to such shares, except the right of the holder to receive (i) a new certificate representing the number of whole shares of FBA Common Stock, and (ii) the amount of cash in lieu of fractional shares, if any, into which the shares of First Commercial Common represented by the Certificate have been converted.

         (c) Issued and outstanding shares of First Commercial held by a dissenting holder shall not be converted as described in this Section 1.03, but from and after the Effective Time shall represent only the right to receive such consideration as may be determined to be due pursuant to applicable Corporate Law; provided, however, that each share of First Commercial Common outstanding immediately prior to the Effective Time and held by a dissenting holder who shall, after the Effective Time, withdraw his demand for appraisal or lose his right of appraisal shall have only such rights as are provided under applicable Corporate Law.

         (d)(i) Each option granted by First Commercial to purchase shares of First Commercial Common (each a "First Commercial Option") outstanding immediately prior to the Effective Time shall cease to represent the right to acquire shares of First Commercial Common and shall be converted automatically into an option to purchase shares of FBA Common Stock. The number of shares of FBA Common Stock subject to a new option shall be the product of the number of shares of First Commercial Common subject to the First Commercial Option times 0.8888, and the exercise price of the new option shall be the quotient obtained by dividing the exercise price of the First Commercial Option by 0.8888.

         (ii) Promptly after the Effective Time, FBA and each holder of an option subject to such conversion shall enter into an option agreement setting forth the terms of the new option into which the corresponding First Commercial Option has been converted, having substantially the same terms as those of the First Commercial Option except as otherwise provided herein.

         Section   1.04......The   Closing.  The  closing  of  the  Merger  (the
"Closing") shall take place at the location mutually agreeable to the parties hereto at 10:00 a.m. local time on the Closing Date described in Section 1.05 of this Agreement.

         Section  1.05......Closing  Date. At FBA's election,  the Closing shall take place on either (i) one of the last five (5) business days of the month, or
(ii) the first business day of the month following the month, or (iii) the first business day of the first month of the next calendar quarter following the month, in each case, during which each of the conditions in Sections 6.01 and
6.02 is satisfied or waived by the appropriate party or on such other date as First Commercial and FBA may agree (the "Closing Date"). The Merger shall be effective upon the filing of Articles of Merger with the Secretary of State of the State of Delaware (the "Effective Time").

         Section  1.06......Actions  At  Closing.  (a)  At  the  Closing,  First
Commercial shall deliver to
FBA:

         (i) certified copies of the Certificate of Incorporation and Bylaws of First Commercial and the certificate or articles of incorporation and bylaws of each of its subsidiaries;

         (ii) a Certificate signed by an appropriate officer of First Commercial stating that (A) each of the representations and warranties contained in Article II is true and correct in all material respects at the time of the Closing (except for those made as of a specified date), with the same force and effect as if such representations and warranties had been made at the Closing, and (B) all of the conditions set forth in
         Section 6.01 have been satisfied or waived as provided therein;

         (iii) certified copies of the resolutions of First Commercial's Board of Directors and stockholders, establishing the requisite approvals under applicable Corporate Law of this Agreement, the Merger and the other transactions contemplated hereby;

         (iv) a Certificate of the Secretary of State of the State of Delaware, dated a recent date, stating that First Commercial is in good standing; and

         (v) a legal opinion from counsel for First Commercial regarding First Commercial, this Agreement and the transactions contemplated hereby, in form reasonably satisfactory to FBA and its counsel.

         (b)   At the Closing, FBA shall deliver to First Commercial:

         (i) certified copies of the Certificate of Incorporation and Bylaws of FBA and the certificate or articles of incorporation and bylaws of each of its subsidiaries;

         (ii) a Certificate signed by an appropriate officer of FBA stating that
         (A) each of the representations and warranties contained in Article III is true and correct in all material respects at the time of the Closing (except for those made as of a specified date), with the same force and effect as if such representations and warranties had been made at the Closing, and (B) all of the conditions set forth in Section 6.02 have been satisfied or waived as provided therein;

         (iii) certified copies of the resolutions of FBA's Board of Directors and stockholders, establishing the requisite approvals under applicable Corporate Law of this Agreement, the Merger and the other transactions contemplated hereby;

         (iv) a Certificate of the Secretary of State of the State of Delaware, dated a recent date, stating that FBA is in good standing; and

         (v) a legal opinion from counsel for FBA regarding  FBA, this Agreement
         and  the   transactions   contemplated   hereby,   in  form  reasonably
         satisfactory to First Commercial and its counsel.

         Section 1.07......Exchange Procedures; Surrender of Certificates.

         (a) Chase Mellon Shareholder Services, or another firm selected by FBA to which First Commercial has no reasonable objection, shall act as Exchange Agent in the Merger (the "Exchange Agent").

         (b) As soon as reasonably practicable after the Effective Time, the Exchange Agent shall mail to each record holder of shares of First Commercial Common a letter of transmittal (which shall specify that delivery shall be effected, and risk of loss and title to Certificates representing such shares shall pass, only upon proper delivery of the Certificates to the Exchange Agent and shall be in such form and have such other provisions as the Exchange Agent may reasonably specify) (each such letter, the "Letter of Transmittal") and instructions for use in effecting the surrender of Certificates. Upon surrender to the Exchange Agent of a Certificate, together with a duly executed Letter of Transmittal and any other required documents, the holder of a Certificate shall be entitled to receive in exchange therefor solely the Merger Consideration, without interest. If shares of FBA Common Stock are to be issued in a name other than a person in whose name a surrendered Certificate is registered, it shall be a condition of acceptance of the surrendered Certificate that the same shall be properly endorsed or otherwise in proper form for transfer and that the person requesting such payment shall pay to the Exchange Agent any required transfer or other taxes or establish to the satisfaction of the Exchange Agent that such taxes have been paid or are not applicable.

         (c) Each holder of shares of First Commercial Common who would otherwise be entitled to receive a fraction of a share of FBA Common Stock (after taking into account all Certificates delivered by such holder) shall receive in lieu thereof cash, without interest, in an amount equal to such fraction multiplied by the product of the closing price of a share of FBA Common Stock on the New York Stock Exchange--Composite Transactions List on the business day immediately preceding the Effective Time times 0.8888.

         (d) At any time following six months after the Effective Time, FBA shall be entitled to terminate the Exchange Agent relationship, and thereafter holders of Certificates shall be entitled to look only to FBA (subject to abandoned property, escheat or other similar laws) with respect to the surrender of any Certificate.

                                   ARTICLE II

               REPRESENTATIONS AND WARRANTIES OF FIRST COMMERCIAL

         First Commercial represents and warrants to FBA as follows:

         Section 2.01......Organization and Capital Stock.

         (a) First Commercial is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware and has the corporate power to own all of its property and assets, to incur all of its liabilities and to carry on its business as now being conducted.

         (b) As of the date hereof, the authorized capital stock of First Commercial consists of 10,000,000 shares of common stock, par value $ 1.25 per share ("First Commercial Common"), of which 846,127 are outstanding, duly and validly issued, fully paid and non-assessable, and 5,000,000 shares of preferred stock, par value $.01 per share, none of which is outstanding. A certificate of designation has been filed with the Delaware Secretary of State designating 500,000 shares of such preferred stock as "Series A Participating Preferred Stock," none of which has been issued. None of the outstanding shares of First Commercial Common has been issued in violation of any preemptive rights. There are currently outstanding First Commercial Options representing the right to acquire an aggregate of 240 shares of First Commercial Common Stock for the aggregate exercise price of $221,400. To the best of First Commercial's knowledge, First Commercial does not have a material liability arising from the issuance of stock certificates in replacement of certificates which have been lost, stolen or destroyed.

         The stockholders of First Commercial adopted a stockholders rights plan (the "Rights Plan") in 1990. Under the Rights Plan, holders of outstanding shares of First Commercial Common are entitled to purchase a fractional interest in First Commercial's Series A Participating Preferred Stock under certain circumstances. The rights granted under the Rights Plan attach to each share of First Commercial Common and no separate certificates for such rights have been issued. No "Distribution Date," as such term is defined in the Rights Plan, has occurred.

         (c) Except as disclosed in Section 2.01(b), and except for convertible debentures in the principal amount of $6.5 million which are convertible into shares of First Commercial Common (the "Debentures"), there are no shares of capital stock or other equity securities of First Commercial issued or outstanding and no outstanding options, warrants, rights to subscribe for, calls or commitments of any character whatsoever relating to, or securities or rights convertible into or exchangeable for, shares of the capital stock of First Commercial or contracts, commitments, understandings or arrangements by which First Commercial is or may be obligated to issue additional shares of its capital stock.

         (d) Pursuant to that certain Stock Purchase Agreement dated as of August 7, 1995 by and between First Commercial and First Banks, Inc. ("First Banks"), as amended by that certain Additional Investment Agreement dated as of October 31, 1995, by and between First Commercial and First Banks, and as further amended by that certain Standby Agreement dated as of December 28, 1995 by and between First Commercial and First Banks (collectively, the "Stock Purchase Agreement"), stockholders of First Commercial as of October 6, 1995 were issued certain appreciation rights by First Commercial (the "Appreciation Rights"). Holders of Appreciation Rights are entitled to receive certain payments from First Commercial based upon recoveries First Commercial Bank experiences on certain specified assets. The Stock Purchase Agreement sets forth those specified assets, certain measurement formulas, and the three dates as of which such measurement formulas are to be applied to determine whether any payment is due to holders of the Appreciation Rights. The first measurement date was June 30, 1996, and no payments were due under the measurement formulas as of that date. The second measurement date is December 31, 1997, and the third measurement date is October 31, 1998. Under the terms of the Stock Purchase Agreement, payments for the second and third measurement dates may be in the form of cash or stock, as determined in the sole discretion of the First Commercial Board of Directors. First Commercial anticipates that some payment will be made with respect to the second measurement date, but the precise amount cannot be determined at this time.

         Section 2.02......Authorization;  No Defaults. First Commercial's Board
of Directors has by all requisite action approved this Agreement and the Merger and authorized the execution and delivery hereof on its behalf by its duly authorized officers and the performance by First Commercial of its obligations hereunder. Nothing in the Certificate of Incorporation or Bylaws of First
Commercial or any other agreement, instrument, decree, proceeding, law or regulation (except as specifically referred to in or contemplated by this Agreement) by or to which First Commercial or any of its subsidiaries is bound or subject would prohibit or inhibit First Commercial from consummating this Agreement and the Merger on the terms and conditions herein contained. This Agreement has been duly and validly executed and delivered by First Commercial and constitutes a legal, valid and binding obligation of First Commercial, enforceable against First Commercial in accordance with its terms. First Commercial and its subsidiaries are neither in default under nor in violation of any provision of their respective articles or certificates of incorporation, bylaws, or any promissory note, indenture or any evidence of indebtedness or security therefor, lease, contract, purchase or other commitment or any other agreement which is material to First Commercial and its subsidiaries taken as a whole.

         Section  2.03......First   Commercial   Subsidiaries.   Each  of  First
Commercial's direct and indirect subsidiaries (hereinafter referred to singly as a "First Commercial Subsidiary" and collectively as the "First Commercial Subsidiaries"), the names and jurisdictions of incorporation of which are disclosed in Section 2.03 of that certain document delivered by First Commercial to FBA, entitled the "First Commercial Disclosure Schedule" and executed by both First Commercial and FBA concurrently with the execution and delivery of this Agreement (the "First Commercial Disclosure Schedule"), is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and each of the First Commercial Subsidiaries has the corporate power to own its properties and assets, to incur its liabilities and to carry on its business as now being conducted. The number of issued and outstanding shares of capital stock of each First Commercial Subsidiary and the ownership of such shares is set forth in Section 2.03 of the First Commercial Disclosure Schedule; and all of such shares are owned by First Commercial or a First Commercial Subsidiary, free and clear of all liens, encumbrances, rights of first refusal, options or other restrictions of any nature whatsoever, except that the common stock of First Commercial Bank is pledged to secure the repayment of the Debentures. There are no options, warrants or rights outstanding to acquire any capital stock of any First Commercial Subsidiary, and no person or entity has any other right to purchase or acquire any unissued shares of stock of any First Commercial Subsidiary, nor does any First Commercial Subsidiary have any obligation of any nature with respect to its unissued shares of stock. Except as disclosed in Section 2.03 of the First Commercial Disclosure Schedule, neither First Commercial nor any First Commercial Subsidiary is a party to any partnership or joint venture or owns an equity interest in any other business or enterprise.

         Section  2.04......Financial   Information.  All  of  (i)  the  audited
consolidated balance sheets of First Commercial and the First Commercial Subsidiaries as of December 31, 1996 and related consolidated income statements and statements of changes in shareholders' equity and of cash flows for the three years ended December 31, 1996, together with the notes thereto, included in First Commercial's Annual Report on Form 10-K for the year ended December 31, 1996, as currently on file with the Securities and Exchange Commission (the "SEC"); (ii) the unaudited consolidated balance sheets of First Commercial and the First Commercial Subsidiaries as of June 30, 1997 and related consolidated income statements and statements of changes in shareholders' equity and of cash flows for the six months ended June 30, 1997, together with the notes thereto, included in First Commercial's Quarterly Report on Form 10-Q for the six months ended June 30, 1997 as currently on file with the SEC; and (iii) the year-end and quarter-end Reports of Condition and Reports of Income of First Commercial Bank for 1996 and for the six-month period ended June 30, 1997, respectively, as filed with the Federal Deposit Insurance Corporation (the "FDIC") (such financial statements and notes collectively referred to herein as the "First Commercial Financial Statements"), have been prepared in accordance with generally accepted accounting principles applied on a consistent basis (except as may be disclosed therein and except for regulatory reporting differences required by First Commercial Bank's reports) and fairly present the consolidated financial position and the consolidated results of operations, changes in shareholders' equity and cash flows of the respective entity and its respective consolidated subsidiaries as of the dates and for the periods indicated.

         Section 2.05......Absence of Changes. Since June 30, 1997 there has not been any material adverse change in the financial condition, the results of operations or the business or prospects of First Commercial and its subsidiaries taken as a whole, nor have there been any events or transactions having such a material adverse effect which should be disclosed in order to make the First Commercial Financial Statements not misleading. Since June 30, 1996, there has been no material adverse change in the financial condition, the results of operations or the business of First Commercial Bank except for any such changes as are disclosed in First Commercial Bank's Reports of Condition and Income filed with the FDIC since such date.

         Section   2.06......Regulatory   Enforcement  Matters.   Neither  First
Commercial nor any First Commercial Subsidiary is subject to, or has received any notice or advice that it may become subject to, any order, agreement, memorandum of understanding or other regulatory enforcement action or proceeding with or by any federal or state agency charged with the supervision or regulation of banks or bank holding companies or engaged in the insurance of bank deposits or any other governmental agency having supervisory or regulatory authority with respect to First Commercial or any of its subsidiaries.

         Section   2.07......Tax   Matters.   First  Commercial  and  the  First
Commercial Subsidiaries have filed all federal, state and local income, franchise, excise, sales, use, real and personal property and other tax returns required to be filed. All such returns fairly reflect the information required to be presented therein. All provisions for accrued but unpaid taxes contained in the First Commercial Financial Statements were made in accordance with generally accepted accounting principles and in the aggregate do not materially fail to provide for potential tax liabilities.

         Section  2.08......Litigation.  Except as  disclosed in Section 2.08 of the First Commercial Disclosure Schedule, there is no litigation, claim or other proceeding involving an amount in controversy in excess of $50,000 pending or, to the knowledge of First Commercial, threatened against First Commercial or any of the First Commercial Subsidiaries, or of which the property of First Commercial or any of the First Commercial Subsidiaries is or would be subject.

         Section  2.09......Properties,  Contracts,  Employee  Benefit Plans and
Other Agreements. Section 2.09 of the First Commercial Disclosure Schedule specifically identifies the following:

         (a) all real property owned by First Commercial or any First Commercial Subsidiary and the principal buildings and structures located thereon, together with a legal description of such real estate, and each lease of real property to which First Commercial or any First Commercial Subsidiary is a party, identifying the parties thereto, the annual rental payable, the expiration date thereof and a brief description of the property covered;

         (b) all loan and credit agreements, conditional sales contracts or other title retention agreements or security agreements relating to money borrowed by First Commercial or a First Commercial Subsidiary, exclusive of deposit agreements with customers of First Commercial Bank entered into in the ordinary course of business, agreements for the purchase of federal funds, repurchase agreements and the Debentures;

         (c) all agreements, loans, contracts, guaranties, letters of credit, lines of credit or commitments of First Commercial or any First Commercial Subsidiary not referred to elsewhere in this Section 2.09 which:

                  (i)      (except  for loans,  loan  commitments  or  lines  of
                            credit) involve payment by   First Commercial or any
                            First Commercial Subsidiary of more than $25,000;

                  (ii)     involve    payments  based   on   profits   of  First
                           Commercial  or  any  First Commercial Subsidiary;

                  (iii) relate to the future purchase of goods or services in excess of the requirements of its respective business at current levels or for normal operating purposes;

                  (iv)     were not made in the ordinary course of business; or

                  (v)      materially affect the business or financial condition
                           of  First  Commercial   or   any   First   Commercial
                           Subsidiary;

         (d) all leases, subleases or licenses with respect to real or personal property, whether as lessor, lessee, licensor or licensee, with annual rental or other payments due thereunder in excess of $25,000;

         (e) all agreements for the employment, retention or engagement, or with respect to the severance, of any officer, employee, agent, consultant or other person or entity which by its terms is not terminable by First Commercial or a First Commercial Subsidiary on thirty (30) days written notice or less without any payment by reason of such termination; and

         (f) the name and annual salary as of January 1, 1997 of each director or employee of First Commercial or any First Commercial Subsidiary with a salary in excess of $100,000.

         Copies of each document, plan or contract identified in Section 2.09 of the First Commercial Disclosure Schedule have been made available for inspection by FBA and shall remain available at all times prior to the Closing Date.

         Section 2.10. Reports. First Commercial and the First Commercial Subsidiaries have filed all reports and statements, together with any amendments required to be made with respect thereto, required to be filed with the SEC, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the Department of Financial Institutions of the State of California (the "Financial Institutions Department"), the FDIC and any other governmental authority with jurisdiction over First Commercial or any First Commercial Subsidiary. As of the dates indicated thereon, each of such reports and documents, including any financial statements, exhibits and schedules thereto, complied in all material respects with the relevant statutes, rules and regulations enforced or promulgated by the regulatory authority with which they were filed, and did not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading.

         Section 2.11. Investment Portfolio. All United States Treasury securities, obligations of other United States Government agencies and corporations, obligations of States and political subdivisions of the United States and other investment securities held by First Commercial or any First Commercial Subsidiary, as reflected in the latest consolidated balance sheet of First Commercial included in the First Commercial Financial Statements, are carried in accordance with generally accepted accounting principles.

         Section 2.12. Loan Portfolio. Except as disclosed in Section 2.12 of the First Commercial Disclosure Schedule, to the best of First Commercial's knowledge: (i) all loans and discounts shown on the First Commercial Financial Statements at June 30, 1997 or which were or will be entered into after June 30,

1997 but before the Closing Date were and will be made in all material respects for good, valuable and adequate consideration in the ordinary course of the business of First Commercial and the First Commercial Subsidiaries, in accordance in all material respects with sound lending practices, and they are not subject to any material known defenses, setoffs or counterclaims, including without limitation any such as are afforded by usury or truth in lending laws, except as may be provided by bankruptcy, insolvency or similar laws or by general principles of equity; (ii) the notes and other evidences of indebtedness evidencing such loans and all forms of pledges, mortgages and other collateral documents and security agreements are and will be in all material respects enforceable, valid, true and genuine and what they purport to be; and (iii) First Commercial and the First Commercial Subsidiaries have complied and will through the Closing Date comply with all laws and regulations relating to such loans, or to the extent there has not been such compliance, such failure to comply will not materially interfere with the collection of any loan. To the best of First Commercial's knowledge, except as disclosed in Section 2.12 of the First Commercial Disclosure Schedule, all loans and loan commitments extended by First Commercial Bank and any extensions, renewals or continuations of such loans and loan commitments were made in accordance with its customary lending standards in the ordinary course of business. Such loans are evidenced by appropriate and sufficient documentation based upon customary and ordinary past practices of First Commercial Bank. The reserve for possible loan and lease losses shown on the Report of Condition and Income of First Commercial Bank as of June 30, 1997 is adequate in all material respects under the requirements of generally accepted accounting principles to provide for possible losses, net of recoveries relating to loans previously charged off, on loans outstanding
(including, without limitation, accrued interest receivable) as of June 30, 1997.

         Section 2.13.     Employee Matters and ERISA.

         (a) Neither First Commercial nor any First Commercial Subsidiary has entered into any collective bargaining agreement with any labor organization with respect to any group of employees of First Commercial or any First Commercial Subsidiary, and to the knowledge of First Commercial there is no present effort nor existing proposal to attempt to unionize any group of employees of First Commercial or any First Commercial Subsidiary.

         (b) All arrangements of First Commercial and the First Commercial Subsidiaries relating to employees, including all benefit plans and deferred compensation, bonus, stock or incentive plans for the benefit of current or former employees (the "First Commercial Employee Plans") are administered by First Banks, Inc. All costs, liabilities and obligations arising from the First Commercial Employee Plans are properly reflected in accordance with generally accepted accounting principles in the First Commercial Financial Statements.

         Section 2.14.  Title to Properties;  Insurance.  Except as disclosed in
Section 2.14 of the First Commercial Disclosure Schedule: (i) First Commercial and the First Commercial Subsidiaries have marketable title, insurable at standard rates, free and clear of all liens, charges and encumbrances (except taxes which are a lien but not yet payable and liens, charges or encumbrances reflected in the First Commercial Financial Statements and easements, rights-of-way, and other restrictions which are not material, and further excepting in the case of other Real Estate Owned ("OREO"), as such real estate is internally classified on the books of First Commercial or any First
Commercial  Subsidiary,  rights of redemption  under  applicable law), to all of their real properties; (ii) all leasehold interests for real property and any material personal property used by First Commercial or a First Commercial Subsidiary in its business are held pursuant to lease agreements which are valid and enforceable in accordance with their terms; (iii) all such properties comply in all material respects with all applicable private agreements, zoning requirements and other governmental laws and regulations relating thereto, and there are no condemnation proceedings pending or, to the knowledge of First Commercial, threatened with respect to any of such properties; (iv) First Commercial and the First Commercial Subsidiaries have valid title or other ownership rights under licenses to all material intangible personal or intellectual property used by First Commercial or any First Commercial Subsidiary in its business, free and clear of any material claim, defense or right of any other person or entity, subject only to rights of the licensors pursuant to applicable license agreements, which rights do not materially and adversely interfere with the use of such property; and (v) all material insurable properties owned or held by First Commercial or a First Commercial

Subsidiary are adequately insured by financially sound and reputable insurers in such amounts and against fire and other risks insured against by extended coverage and public liability insurance, as is customary with bank holding companies of similar size.

         Section  2.15.  Compliance  with Law.  First  Commercial  and the First
Commercial Subsidiaries have all licenses, franchises, permits and other governmental authorizations that are legally required to enable them to conduct their respective businesses in all material respects, are qualified to conduct business in every jurisdiction in which such qualification is legally required and are in compliance in all material respects with all applicable laws and regulations.

         Section 2.16. Brokerage. Except for fees payable by First Commercial to Mercer Capital Management, Inc., there are no existing claims or agreements for brokerage commissions, finders' fees, financial advisory fees or similar compensation in connection with the transactions contemplated by this Agreement payable by First Commercial or any First Commercial Subsidiary.

         Section 2.17. No Undisclosed Liabilities. Neither First Commercial nor any First Commercial Subsidiary has any material liability, whether known or unknown, asserted or unasserted, absolute or contingent, accrued or unaccrued, liquidated or unliquidated, and whether due or to become due (and there is no past or present fact, situation, circumstance, condition or other basis for any present or future action, suit or proceeding, hearing, charge, complaint, claim or demand against First Commercial or any First Commercial Subsidiary giving rise to any such liability), except (i) liabilities reflected in the First Commercial Financial Statements and (ii) liabilities of the same type incurred in the ordinary course of business of First Commercial and the First Commercial Subsidiaries since June 30, 1997.

         Section 2.18. Statements True and Correct. None of the information supplied or to be supplied by First Commercial for inclusion in any document to be filed with the SEC or any banking or other regulatory authority in connection with the transactions contemplated hereby will, at the respective times such documents are filed, and, in the case of the Joint Proxy Statement (as defined in Section 5.07), when first mailed to the stockholders of First Commercial and at the times of the First Commercial Stockholders' Meeting (as defined in Section 4.03) and the FBA Stockholders' Meeting (as defined in Section 5.07), be false or misleading with respect to any material fact, or omit to state any material fact necessary in order to make the statements therein not misleading, or omit to state any material fact required to be stated in order to correct any statement in any earlier communication with respect to the solicitation of any proxy for the First Commercial Stockholders' Meeting. All documents that First Commercial is responsible for filing with the SEC or any banking or other regulatory authority in connection with the transactions contemplated hereby will comply in all material respects with the provisions of applicable law and the applicable rules and regulations thereunder.

         Section 2.19. Commitments and Contracts. Except as disclosed in Section
2.19 of the First Commercial Disclosure Schedule (and with a true and correct copy of the document or other item in question having been made available to FBA for inspection), neither First Commercial nor any First Commercial Subsidiary is a party or subject to any of the following (whether written or oral, express or implied):

         (i) any agreement, arrangement or commitment not made in the ordinary course of business;

         (ii) any agreement, indenture or other instrument not reflected in the First Commercial Financial Statements relating to the borrowing of money by First Commercial or a First Commercial Subsidiary or the guarantee by First Commercial or a First Commercial Subsidiary of any obligation, other than (A) trade payables or instruments related to transactions entered into in the ordinary course of business by First Commercial or a First Commercial Subsidiary, such as deposits, federal funds borrowings and repurchase agreements, (B) the Appreciation Rights, or (C) agreements, indentures or instruments providing for annual payments of less than $25,000; or

         (iii) any contract containing covenants which limit the ability of First Commercial to compete in any line of business or with any person or containing any restriction of the geographical area in which, or method by which, First Commercial or any First Commercial Subsidiary may carry on its business (other than as may be required by law or any applicable regulatory authority).

         Section 2.20. Material Interest of Certain Persons. (a) Except as disclosed in Section 2.20 of the First Commercial Disclosure Schedule, no officer or director of First Commercial or any "associate" (as such term is defined in Rule 14a-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of any such officer or director, has any material interest in any material contract or property (real or personal, tangible or intangible), used in or pertaining to the business of First Commercial or any First Commercial Subsidiary.

         (b) All outstanding loans from First Commercial Bank to any present officer, director, employee or any associate or related interest of any such person which was required to be approved by or reported to First Commercial Bank's Board of Directors ("Insider Loans") were approved by or reported to the Board of Directors in accordance with all applicable laws and regulations.

         Section 2.21. Conduct to Date. Except as disclosed in Section 2.21 of the First Commercial Disclosure Schedule, from and after June 30, 1997 through the date of this Agreement, neither First Commercial nor any First Commercial Subsidiary has (i) failed to conduct its business in the ordinary and usual course consistent with past practices; (ii) issued, sold, granted, conferred or awarded any common or other stock, or any corporate debt securities which would be classified under generally accepted accounting principles applied on a consistent basis as long-term debt on the balance sheets of First Commercial or any First Commercial Subsidiary; (iii) effected any stock split or adjusted, combined, reclassified or otherwise changed its capitalization; (iv) declared, set aside or paid any dividend or other distribution in respect of its capital stock, or purchased, redeemed, retired, repurchased, or exchanged, or otherwise directly or indirectly acquired or disposed of any of its capital stock; (v) incurred any material obligation or liability (absolute or contingent), except normal trade or business obligations or liabilities incurred in the ordinary course of business, or subjected to lien any of its assets or properties other than in the ordinary course of business consistent with past practice; (vi) discharged or satisfied any material lien or paid any material obligation or liability (absolute or contingent), other than in the ordinary course of business; (vii) sold, assigned, transferred, leased, exchanged, or otherwise disposed of any of its properties or assets other than for a fair consideration in the ordinary course of business; (viii) except as required by contract or law, (A) increased the rate of compensation of, or paid any bonus to, any of its directors, officers, or other employees, except merit or promotion increases in accordance with existing policy, (B) entered into any new, or amended or supplemented any existing, employment, management, consulting, deferred compensation, severance or other similar contract, (C) entered into, terminated or substantially modified any of the Employee Plans or (D) agreed to do any of the foregoing; (ix) suffered any material damage, destruction, or loss, whether as the result of fire, explosion, earthquake, accident, casualty, labor trouble, requisition, or taking of property by any regulatory authority, flood, windstorm, embargo, riot, act of God or the enemy, or other casualty or event, and whether or not covered by insurance; (x) cancelled or compromised any debt, except for debts charged off or compromised in accordance with past practice;
(xi) entered into any material transaction, contract or commitment outside the ordinary course of its business or (xii) made or guaranteed any loan to any of the Employee Plans.

         Section 2.22. Environmental Matters. As used in this Agreement, "Environmental Laws" means all local, state and federal environmental, health and safety laws and regulations in all jurisdictions in which First Commercial or any First Commercial Subsidiary has done business or owned, leased or operated property, including, without limitation, the Federal Resource Conservation and Recovery Act, the Federal Comprehensive Environmental Response,

Compensation and Liability Act, the Federal Clean Water Act, the Federal Clean Air Act, and the Federal Occupational Safety and Health Act.

         Except as disclosed in Section 2.22 of the First Commercial Disclosure Schedule, neither the conduct nor operation of First Commercial or any First Commercial Subsidiary nor any condition of any property presently or previously owned, leased or operated by any of them on their own behalf or in a fiduciary capacity violates or violated any Environmental Law in any respect material to the business of First Commercial and the First Commercial Subsidiaries, taken as a whole, and no condition or event has occurred with respect to any of them or any property that, with notice or the passage of time, or both, would constitute a violation material to the business of First Commercial and the First Commercial Subsidiaries, taken as a whole, of any Environmental Law or obligate (or potentially obligate) First Commercial or any First Commercial Subsidiary to remedy, stabilize, neutralize or otherwise alter the environmental condition of any property, where the aggregate cost of such actions would be material to First Commercial and the First Commercial Subsidiaries, taken as a whole. Except as may be disclosed in Section 2.22 of the First Commercial Disclosure Schedule, neither First Commercial nor any First Commercial Subsidiary has received notice from any person or entity that First Commercial or any First Commercial Subsidiary, or the operation or condition of any property ever owned, leased or operated by any of them on their own behalf or in a fiduciary capacity, are or were in violation of any Environmental Law, or that First Commercial or any First Commercial Subsidiary is responsible (or potentially responsible) for remedying, or the cleanup of, any pollutants, contaminants, or hazardous or toxic wastes, substances or materials at, on or beneath any such property.

                                   ARTICLE III

                      REPRESENTATIONS AND WARRANTIES OF FBA

         FBA represents and warrants to First Commercial as follows:

         Section 3.01.     Organization and Capital Stock.

         (a) FBA is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware and has the corporate power to own all of its property and assets, to incur all of its liabilities and to carry on its business as now being conducted.

         (b) As of the date hereof, the authorized capital stock of FBA consists of 6,666,666 shares of FBA Common Stock, of which 1,059,042 are outstanding, duly and validly issued, fully paid and non-assessable; 4,000,000 shares of FBA Class B Stock, par value $.15 per share ("FBA Class B Stock"), of which 2,500,000 are outstanding, duly and validly issued, fully paid and non-assessable; and 3,000,000 shares of preferred stock, par value $1.00 per share, none of which is outstanding. None of the outstanding shares of FBA Common Stock or FBA Class B Stock has been issued in violation of any preemptive rights. FBA has granted and outstanding (i) stock options representing the right to acquire an aggregate of 15,001 shares of FBA Common Stock for the aggregate exercise price of $56,256 (the "FBA Stock Options") and (ii) warrants representing the right to acquire an aggregate of 65,663 shares of common Stock for the aggregate price of $5,328,552 (the "FBA Warrants").

         (c) Except as disclosed in (i) Section 3.01(b) and (ii) Section 3.01 of that certain document delivered by FBA to First Commercial entitled the "FBA Disclosure Schedule" and executed by both FBA and First Commercial concurrently with the execution and delivery of this Agreement (the "FBA Disclosure Schedule"), there are no shares of capital stock or other equity securities of FBA issued or outstanding and no outstanding options, warrants, rights to subscribe for, calls or commitments of any character whatsoever relating to, or securities or rights convertible into or exchangeable for, shares of the capital stock of FBA or contracts, commitments, understandings or arrangements by which FBA is or may be obligated to issue additional shares of its capital stock.

         Section 3.02. Authorization; No Defaults. FBA's Board of Directors has by all requisite action approved this Agreement and the Merger and authorized the execution and delivery hereof on its behalf by its duly authorized officers and the performance by FBA of its obligations hereunder. Nothing in the Certificate of Incorporation or Bylaws of FBA or any other agreement, instrument, decree, proceeding, law or regulation (except as specifically referred to in or contemplated by this Agreement) by or to which FBA or any of its subsidiaries is bound or subject would prohibit or inhibit FBA from consummating this Agreement and the Merger on the terms and conditions herein contained. This Agreement has been duly and validly executed and delivered by FBA and constitutes a legal, valid and binding obligation of FBA, enforceable against FBA in accordance with its terms. FBA and its subsidiaries are neither in default under nor in violation of any provision of their respective articles or certificates of incorporation, bylaws, or any promissory note, indenture or any evidence of indebtedness or security therefor, lease, contract, purchase or other commitment or any other agreement which is material to FBA and its subsidiaries taken as a whole.

         Section 3.03. FBA Subsidiaries. Each of FBA's direct and indirect subsidiaries (hereinafter referred to singly as an "FBA Subsidiary" and collectively as the "FBA Subsidiaries"), the names and jurisdictions of incorporation of which are disclosed in Section 3.03 of the FBA Disclosure Schedule, is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and each of the FBA Subsidiaries has the corporate power to own its properties and assets, to incur its liabilities and to carry on its business as now being conducted. The number of issued and outstanding shares of capital stock of each FBA Subsidiary and the ownership of such shares is set forth in Section 3.03 of the FBA Disclosure Schedule; and all of such shares are owned by FBA or an FBA Subsidiary, free and clear of all liens, encumbrances, rights of first refusal, options or other restrictions of any nature whatsoever, except as disclosed in Section 3.03 of the FBA Disclosure Schedule. There are no options, warrants or rights outstanding to acquire any capital stock of any FBA Subsidiary, and no person or entity has any other right to purchase or acquire any unissued shares of stock of any FBA Subsidiary, nor does any FBA Subsidiary have any obligation of any nature with respect to its unissued shares of stock. Except as disclosed in
Section 3.03 of the FBA Disclosure Schedule, neither FBA nor any FBA Subsidiary is a party to any partnership or joint venture or owns an equity interest in any other business or enterprise.

         Section 3.04. Financial Information. All of (i) the audited consolidated balance sheets of FBA and the FBA Subsidiaries as of December 31, 1996 and related consolidated income statements and statements of changes in shareholders' equity and of cash flows for the three years ended December 31, 1996, together with the notes thereto, included in FBA's Annual Report on Form 10-K for the year ended December 31, 1996, as currently on file with the SEC;
(ii) the unaudited consolidated balance sheets of FBA and the FBA Subsidiaries as of June 30, 1997 and related consolidated income statements and statements of changes in shareholders' equity and of cash flows for the six months ended June 30, 1997, together with the notes thereto, included in FBA's Quarterly Report on Form 10-Q for the six months ended June 30, 1997 as currently on file with the SEC; and (iii) the year-end and quarter-end Reports of Condition and Reports of Income of BankTEXAS and Sunrise Bank, respectively, for 1996 and for the six-month period ended June 30, 1997, as filed with the Office of the Comptroller of the Currency (the "OCC") with respect to BankTEXAS and the Financial Institutions Department with respect to Sunrise Bank (such financial statements and notes collectively referred to herein as the "FBA Financial Statements"), have been prepared in accordance with generally accepted accounting principles applied on a consistent basis (except as may be disclosed therein and except for regulatory reporting differences required by reports of either bank) and fairly present the consolidated financial position and the consolidated results of operations, changes in shareholders' equity and cash flows of the respective entity and its consolidated subsidiaries as of the dates and for the periods indicated.

         Section 3.05. Absence of Changes. Since June 30, 1997 there has not been any material adverse change in the financial condition, the results of operations or the business or prospects of FBA and its subsidiaries taken as a whole, nor have there been any events or transactions having such a material adverse effect which should be disclosed in order to make the FBA Financial

Statements not misleading. Since the dates of the most recent examinations of Sunrise Bank and BankTEXAS (collectively, the "FBA Banks") by the applicable regulatory authorities, there has been no material adverse change in the financial condition, the results of operations or the business of either of the FBA Banks except for any such changes as are disclosed in their Reports of Condition and Income filed with the FDIC and the OCC, respectively, since such date.

         Section 3.06. Regulatory Enforcement Matters. Neither FBA nor any FBA Subsidiary is subject to, or has received any notice or advice that it may become subject to, any order, agreement, memorandum of understanding or other regulatory enforcement action or proceeding with or by any federal or state agency charged with the supervision or regulation of banks or bank holding companies or engaged in the insurance of bank deposits or any other governmental agency having supervisory or regulatory authority with respect to FBA or any of its subsidiaries.

         Section 3.07. Tax Matters. FBA and the FBA Subsidiaries have filed all federal, state and local income, franchise, excise, sales, use, real and personal property and other tax returns required to be filed. All such returns fairly reflect the information required to be presented therein. All provisions for accrued but unpaid taxes contained in the FBA Financial Statements were made in accordance with generally accepted accounting principles and in the aggregate do not materially fail to provide for potential tax liabilities.

         Section 3.08. Litigation. Except as disclosed in Section 3.08 of the FBA Disclosure Schedule, there is no litigation, claim or other proceeding involving an amount in controversy in excess of $50,000 pending or, to the knowledge of FBA, threatened against FBA or any of the FBA Subsidiaries, or of which the property of FBA or any of the FBA Subsidiaries is or would be subject.

         Section 3.09. Properties, Contracts, Employee Benefit Plans and Other Agreements. Section 3.09 of the FBA Disclosure Schedule specifically identifies the following:

         (a) all real property owned by FBA or any of the FBA Subsidiaries and the principal buildings and structures located thereon, together with a legal description of such real estate, and each lease of real property to which FBA or any FBA Subsidiaries is a party, identifying the parties thereto, the annual rental payable, the expiration date thereof and a brief description of the property covered;

         (b) all loan and credit agreements, conditional sales contracts or other title retention agreements or security agreements relating to money borrowed by FBA or an FBA Subsidiary, exclusive of deposit agreements with customers of Bank entered into in the ordinary course of business, agreements for the purchase of federal funds and repurchase agreements;

         (c) all agreements, loans, contracts, leases, guaranties, letters of credit, lines of credit or commitments of FBA or any FBA Subsidiary not referred to elsewhere in this Section 3.09 which:

                  (i) (except for loans, loan commitments or lines of credit) involve payment by FBA or any FBA Subsidiary of more than $25,000;

                  (ii) involve payments based on profits of FBA or any FBA Subsidiary;

                  (iii) relate to the future purchase of goods or services in excess of the requirements of its respective business at current levels or for normal operating purposes;

                  (iv)     were not made in the ordinary course of business; or

                  (v)      materially   affect  the   business    or   financial
                           condition  of FBA or any FBA Subsidiary;

         (d) all leases, subleases or licenses with respect to real or personal property, whether as lessor, lessee, licensor or licensee, with annual rental or other payments due thereunder in excess of $25,000;

         (e) all agreements for the employment, retention or engagement, or with respect to the severance, of any officer, employee, agent, consultant or other person or entity which by its terms is not terminable by FBA or an FBA Subsidiary on thirty (30) days written notice or less without any payment by reason of such termination; and

         (f) the name and annual salary as of January 1, 1997 of each director or employee of FBA or any FBA Subsidiary with a salary in excess of $100,000.

         Copies of each document, plan or contract identified in Section 3.09 of the FBA Disclosure Schedule have been made available for inspection by First Commercial and shall remain available at all times prior to the Closing Date.

         Section 3.10. Reports. FBA and the FBA Subsidiaries have filed all reports and statements, together with any amendments required to be made with respect thereto, required to be filed with the SEC, the Federal Reserve Board, the Financial Institutions Department, the OCC, the FDIC and any other governmental authority with jurisdiction over FBA or any FBA Subsidiary. As of the dates indicated thereon, each of such reports and documents, including any financial statements, exhibits and schedules thereto, complied in all material respects with the relevant statutes, rules and regulations enforced or promulgated by the regulatory authority with which they were filed, and did not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading.

         Section 3.11. Investment Portfolio. All United States Treasury securities, obligations of other United States Government agencies and corporations, obligations of States and political subdivisions of the United States and other investment securities held by FBA or an FBA Subsidiary, as reflected in the latest consolidated balance sheet of FBA included in the FBA
Financial Statements, are carried in accordance with generally accepted accounting principles.

         Section 3.12. Loan Portfolio. Except as disclosed in Section 3.12 of the FBA Disclosure Schedule, to the best of FBA's knowledge, (i) all loans and discounts shown on the FBA Financial Statements at June 30, 1997 or which were or will be entered into after June 30, 1997 but before the Closing Date were and will be made in all material respects for good, valuable and adequate consideration in the ordinary course of the business of FBA and the FBA Banks, in accordance in all material respects with sound lending practices, and they are not subject to any material known defenses, setoffs or counterclaims, including without limitation any such as are afforded by usury or truth in lending laws, except as may be provided by bankruptcy, insolvency or similar laws or by general principles of equity; (ii) the notes and other evidences of indebtedness evidencing such loans and all forms of pledges, mortgages and other collateral documents and security agreements are and will be in all material respects enforceable, valid, true and genuine and what they purport to be; and
(iii) FBA and the FBA Banks have complied and will through the Closing Date comply with all laws and regulations relating to such loans, or to the extent there has not been such compliance, such failure to comply will not materially interfere with the collection of any loan. To the best of FBA's knowledge, all loans and loan commitments extended by the FBA Banks and any extensions, renewals or continuations of such loans and loan commitments were made in accordance with their customary lending standards in the ordinary course of business. Such loans are evidenced by appropriate and sufficient documentation based upon customary and ordinary past practices of the FBA Banks. The reserves for possible loan and lease losses shown on the Reports of Condition and Income of the FBA Banks as of June 30, 1997 are adequate in all material respects under the requirements of generally accepted accounting principles to provide for possible losses, net of recoveries relating to loans previously charged off, on loans outstanding (including, without limitation, accrued interest receivable) as of June 30, 1997.

         Section 3.13.     Employee Matters and ERISA.

         (a) Neither FBA nor any FBA Subsidiary has entered into any collective bargaining agreement with any labor organization with respect to any group of employees of FBA or any FBA Subsidiary, and to the knowledge of FBA there is no present effort nor existing proposal to attempt to unionize any group of employees of FBA or any FBA Subsidiary.

         (b) All arrangements of FBA and the FBA Subsidiaries relating to employees, including all benefit plans and deferred compensation, bonus, stock or incentive plans for the benefit of current or former employees (the "FBA Employee Plans") are administered by First Banks, Inc. All costs, liabilities and obligations arising from the FBA Employee Plans are properly reflected in accordance with generally accepted accounting principles in the FBA Financial Statements.

         Section 3.14.  Title to Properties;  Insurance.  Except as disclosed in
Section 3.14 of the FBA Disclosure Schedule: (i) FBA and the FBA Subsidiaries have marketable title, insurable at standard rates, free and clear of all liens, charges and encumbrances (except taxes which are a lien but not yet payable and liens, charges or encumbrances reflected in the FBA Financial Statements and easements, rights-of-way, and other restrictions which are not material, and further excepting in the case of other Real Estate Owned ("OREO"), as such real estate is internally classified on the books of FBA or any FBA Subsidiary, rights of redemption under applicable law) to all of their real properties; (ii) all leasehold interests for real property and any material personal property used by FBA or a FBA Subsidiary in its business are held pursuant to lease agreements which are valid and enforceable in accordance with their terms; (iii) all such properties comply in all material respects with all applicable private agreements, zoning requirements and other governmental laws and regulations relating thereto, and there are no condemnation proceedings pending or, to the knowledge of FBA, threatened with respect to any of such properties; (iv) FBA and the FBA Subsidiaries have valid title or other ownership rights under licenses to all material intangible personal or intellectual property used by FBA or any FBA Subsidiary in its business, free and clear of any material claim, defense or right of any other person or entity, subject only to rights of the licensors pursuant to applicable license agreements, which rights do not materially and adversely interfere with the use of such property; and (v) all material insurable properties owned or held by FBA or a FBA Subsidiary are adequately insured by financially sound and reputable insurers in such amounts and against fire and other risks insured against by extended coverage and public liability insurance, as is customary with bank holding companies of similar size.

         Section 3.15. Compliance with Law. FBA and the FBA Subsidiaries have all licenses, franchises, permits and other governmental authorizations that are legally required to enable them to conduct their respective businesses in all material respects, are qualified to conduct business in every jurisdiction in which such qualification is legally required and are in compliance in all material respects with all applicable laws and regulations.

         Section 3.16. Brokerage. Except for fees payable by FBA to Rauscher Pierce Refsnes, Inc., there are no existing claims or agreements for brokerage commissions, finders' fees, financial advisory fees or similar compensation in connection with the transactions contemplated by this Agreement payable by FBA or any FBA Subsidiary.

         Section 3.17. No Undisclosed Liabilities. Neither FBA nor any FBA Subsidiary has any material liability, whether known or unknown, asserted or unasserted, absolute or contingent, accrued or unaccrued, liquidated or unliquidated, and whether due or to become due (and there is no past or present fact, situation, circumstance, condition or other basis for any present or future action, suit or proceeding, hearing, charge, complaint, claim or demand against FBA or any FBA Subsidiary giving rise to any such liability), except for
(i) liabilities reflected in the FBA Financial Statements, and (ii) liabilities of the same type incurred in the ordinary course of business of FBA and the FBA Subsidiaries since June 30, 1997.

         Section 3.18. Statements True and Correct. None of the information supplied or to be supplied by FBA for inclusion in any document to be filed with the SEC or any banking or other regulatory authority in connection with the transactions contemplated hereby will, at the respective times such documents are filed, and, in the case of the Joint Proxy Statement, when first mailed to the stockholders of First Commercial and FBA and at the time of the First Commercial Stockholders' Meeting and the FBA Stockholders' Meeting, be false or misleading with respect to any material fact, or omit to state any material fact necessary in order to make the statements therein not misleading, or omit to state any material fact required to be stated in order to correct any statement in any earlier communication with respect to the solicitation of any proxy for the Stockholders' Meeting. All documents that FBA is responsible for filing with the SEC or any other regulatory authority in connection with the transactions contemplated hereby will comply as to form in all material respects with the provisions of applicable law and the applicable rules and regulations thereunder.

         Section 3.19. Commitments and Contracts. Except as disclosed in Section
3.19 of the FBA Disclosure Schedule (and with a true and correct copy of the document or other item in question having been made available to First Commercial for inspection), neither FBA nor any FBA Subsidiary is a party or subject to any of the following (whether written or oral, express or implied):

         (i) any agreement, arrangement or commitment not made in the ordinary course of business;

         (ii) any agreement, indenture or other instrument not reflected in the FBA Financial Statements relating to the borrowing of money by FBA or any FBA Subsidiary or the guarantee by FBA or any FBA Subsidiary of any obligation, other than (A) trade payables or instruments related to transactions entered into in the ordinary course of business by FBA or an FBA Subsidiary, such as deposits, federal funds borrowings and repurchase agreements or (B) agreements, indentures or instruments providing for annual payments of less than $25,000; or

         (iii) any contract containing covenants which limit the ability of FBA to compete in any line of business or with any person or containing any restriction of the geographical area in which, or method by which, FBA or any FBA Subsidiary may carry on its business (other than as may be required by law or any applicable regulatory authority).

         Section 3.20. Material Interest of Certain Persons. (a) Except as disclosed in Section 3.20 of the FBA Disclosure Schedule, no officer or director of FBA or any "associate" (as such term is defined in Rule 14a-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of any such officer or director, has any material interest in any material contract or property (real or personal, tangible or intangible), used in or pertaining to the business of FBA or any FBA Subsidiary.

         (b) All outstanding loans from either of the FBA Banks to any present officer, director, employee or any associate or related interest of any such person which was required to be approved by or reported to the Board of Directors of the lending bank ("Insider Loans") were approved by or reported to the Board of Directors in accordance with all applicable laws and regulations.

         Section 3.21. Conduct to Date. Except as disclosed in Section 3.21 of the FBA Disclosure Schedule, from and after June 30, 1997 through the date of this Agreement, neither FBA nor any FBA Subsidiary has (i) failed to conduct its business in the ordinary and usual course consistent with past practices; (ii) issued, sold, granted, conferred or awarded any common or other stock, or any corporate debt securities which would be classified under generally accepted accounting principles applied on a consistent basis as long-term debt on the balance sheets of FBA or any FBA Subsidiary; (iii) effected any stock split or adjusted, combined, reclassified or otherwise changed its capitalization; (iv) declared, set aside or paid any dividend or other distribution in respect of its capital stock, or purchased, redeemed, retired, repurchased, or exchanged, or otherwise directly or indirectly acquired or disposed of any of its capital stock; (v) incurred any material obligation or liability (absolute or contingent), except normal trade or business obligations or liabilities incurred in the ordinary course of business, or subjected to lien any of its assets or properties other than in the ordinary course of business consistent with past practice; (vi) discharged or satisfied any material lien or paid any material obligation or liability (absolute or contingent), other than in the ordinary course of business; (vii) sold, assigned, transferred, leased, exchanged, or otherwise disposed of any of its properties or assets other than for a fair consideration in the ordinary course of business; (viii) except as required by contract or law, (A) increased the rate of compensation of, or paid any bonus to, any of its directors, officers, or other employees, except merit or promotion increases in accordance with existing policy, (B) entered into any new, or amended or supplemented any existing, employment, management, consulting, deferred compensation, severance or other similar contract, (C) entered into, terminated or substantially modified any of the Employee Plans or
(D) agreed to do any of the foregoing; (ix) suffered any material damage, destruction, or loss, whether as the result of fire, explosion, earthquake, accident, casualty, labor trouble, requisition, or taking of property by any regulatory authority, flood, windstorm, embargo, riot, act of God or the enemy, or other casualty or event, and whether or not covered by insurance; (x) cancelled or compromised any debt, except for debts charged off or compromised in accordance with past practice; (xi) entered into any material transaction, contract or commitment outside the ordinary course of its business or (xii) made or guaranteed any loan to any of the Employee Plans.

         Section 3.22. Environmental Matters. As used in this Agreement, "Environmental Laws" means all local, state and federal environmental, health and safety laws and regulations in all jurisdictions in which FBA or any FBA Subsidiary has done business or owned, leased or operated property, including, without limitation, the Federal Resource Conservation and Recovery Act, the Federal Comprehensive Environmental Response, Compensation and Liability Act, the Federal Clean Water Act, the Federal Clean Air Act, and the Federal Occupational Safety and Health Act.

         Except as disclosed in Section 3.22 of the FBA Disclosure Schedule, neither the conduct nor operation of FBA or any FBA Subsidiary nor any condition of any property presently or previously owned, leased or operated by any of them on their own behalf or in a fiduciary capacity violates or violated any
Environmental Law in any respect material to the business of FBA and the FBA Subsidiaries, taken as a whole, and no condition or event has occurred with respect to any of them or any property that, with notice or the passage of time, or both, would constitute a violation material to the business of FBA and the FBA Subsidiaries, taken as a whole, of any Environmental Law or obligate (or potentially obligate) FBA or any FBA Subsidiary to remedy, stabilize, neutralize or otherwise alter the environmental condition of any property, where the aggregate cost of such actions would be material to FBA and the FBA Subsidiaries, taken as a whole. Except as may be disclosed in Section 3.22 of the FBA Disclosure Schedule, neither FBA nor any FBA Subsidiary has received notice from any person or entity that FBA or any FBA Subsidiary, or the operation or condition of any property ever owned, leased or operated by any of them on their own behalf or in a fiduciary capacity, are or were in violation of any Environmental Law, or that FBA or any FBA Subsidiary is responsible (or potentially responsible) for remedying, or the cleanup of, any pollutants, contaminants, or hazardous or toxic wastes, substances or materials at, on or beneath any such property.

                                   ARTICLE IV

                         AGREEMENTS OF FIRST COMMERCIAL

         Section 4.01.     Business in Ordinary Course.

         (a) First  Commercial  shall,  and shall  cause each  First  Commercial
Subsidiary to, continue to carry on after the date hereof its respective business and the discharge or incurrence of obligations and liabilities only in the usual, regular and ordinary course of business, as heretofore conducted, and by way of amplification and not limitation, First Commercial and each First Commercial Subsidiary will not:

         (i) declare or pay any dividend or make any other distribution to stockholders, whether in cash, stock or other property (provided, however, that this provision shall not prohibit (A) First Commercial Bank from declaring and paying a dividend of up to $200,000 on its common stock, (B) First Commercial from paying any and all dividends declared prior to the date of this Agreement but unpaid as of the date of this Agreement, together with all interest accrued thereon, or (C) First Commercial from paying any Appreciation Rights as the same become due and owing); or

         (ii) issue any Common Stock or other capital stock or any options, warrants, or other rights to subscribe for or purchase Common Stock or any other capital stock or any securities convertible into or exchangeable for any capital stock (except for the issuance of Common Stock pursuant to the valid exercise of First Commercial Stock Options described in Section 2.01(b) hereof); or

         (iii) directly or indirectly redeem, purchase or otherwise acquire any Common Stock or any other capital stock of First Commercial or any First Commercial Subsidiary; or

         (iv) effect a reclassification, recapitalization, splitup, exchange of shares, readjustment or other similar change in or to any capital stock, o otherwise reorganize or recapitalize; or

         (v) change its certificate or articles of incorporation or association, as the case may be, or bylaws, nor enter into any agreement to merge or consolidate with, or sell a significant portion of its assets to, any person or entity.

         (b) First Commercial and each First Commercial Subsidiary will not, without the prior written consent of FBA, from and after the date hereof:

         (i) grant any increase (other than ordinary and normal increases consistent with past practices) in the compensation payable or to become payable to officers or salaried employees, grant any stock options or, except as required by law, adopt or make any change in any bonus, insurance, pension, or other Employee Plan, agreement, payment or arrangement made to, for or with any of such officers or employees; or

         (ii) borrow or agree to borrow any amount of funds except in the ordinary course of business, or directly or indirectly guarantee or agree to guarantee any obligations of others; or

         (iii) make or commit to make any new loan or letter of credit or any new or additional discretionary advance under any existing line of credit, except in the ordinary course of business in compliance with applicable laws, regulations and lending policies of the entity making the loan or advance; or

         (iv) enter into any agreement, contract or commitment having a term in excess of three (3) months other than letters of credit, loan agreements, deposit agreements, and other lending, credit and deposit agreements and documents made in the ordinary course of business; or

         (v) except in the ordinary course of business, place on any of its assets or properties any mortgage, pledge, lien, charge, or other encumbrance; or

         (vi) except in the ordinary course of business, cancel or accelerate any material indebtedness owing to First Commercial or a First Commercial Subsidiary or any claims which First Commercial or any First Commercial Subsidiary may possess, or waive any material rights of substantial value; or

         (vii) sell or otherwise dispose of any real property or any material amount of any tangible or intangible personal property, other than properties acquired in foreclosure or otherwise in the ordinary collection of indebtedness; or

         (viii) violate any law, statute, rule, governmental regulation or order, which violation might have a material adverse effect on the business, financial condition, or earnings of First Commercial or a First Commercial Subsidiary; or

         (ix) increase or decrease the rate of interest paid on time deposits or on certificates of deposit, except in a manner consistent with past practices.

         (c) First Commercial and the First Commercial Subsidiaries shall not, without the prior written consent of FBA, engage in any transaction or take any action that would render untrue in any material respect any of the representations and warranties of First Commercial contained in Article Two hereof, if such representations and warranties were given immediately following such transaction or action.

         (d) First Commercial shall promptly notify FBA of the occurrence of any matter or event known to and directly involving First Commercial that is materially adverse to the business, operations, properties, assets, or condition (financial or otherwise) of First Commercial and the First Commercial Subsidiaries, taken as a whole.

         (e) Nothing in this Section 4.01 shall restrict the right of First Commercial to enter into and perform its obligations under the Branch Exchange Agreement.

         Section 4.02. Breaches. First Commercial shall, in the event it has knowledge of the occurrence, or impending or threatened occurrence, of any event or condition which would cause or constitute a breach (or would have caused or constituted a breach had such event occurred or been known prior to the date hereof) of any of its representations or agreements contained or referred to herein, give prompt written notice thereof to FBA and use its best efforts to prevent or promptly remedy the same.

         Section 4.03. Submission to Stockholders. First Commercial shall cooperate with FBA in the preparation and filing of the Registration Statement, Prospectus and Joint Proxy Statement defined in Section 5.07 and, promptly following the effectiveness thereof, cause to be duly called and held a meeting of its stockholders (such meeting together with any adjournments is referred to as the "First Commercial Stockholders' Meeting") for approval of this Agreement and the Merger as required by Corporate Law. The Special Committee of the Board of Directors of First Commercial established to consider the transactions contemplated by this Agreement shall unanimously recommend to the stockholders of First Commercial the approval of this Agreement and the Merger, and the Board of Directors shall then adopt the same recommendations and cause the Joint Proxy Statement to be mailed to stockholders of First Commercial and use its best efforts to obtain such stockholder approval; provided, however, that neither the Special Committee nor the Board of Directors of First Commercial shall be obligated to make such recommendation if, having consulted and considered the advice of outside legal counsel, the Special Committee and the Board of Directors have reasonably determined in good faith that the making of such recommendation would constitute a breach of the fiduciary duties of the members of the Board of Directors or of the Special Committee of the Board of Directors under applicable law.

         Section 4.04. Consummation of Agreement. First Commercial shall perform and fulfill all conditions and obligations on its part to be performed or fulfilled under this Agreement and to effect the Merger in accordance with the terms and provisions hereof. First Commercial shall furnish to FBA in a timely manner all information, data and documents in the possession of First Commercial requested by FBA as may be required to obtain any necessary regulatory or other approvals of the Merger and shall cooperate fully with FBA in seeking such approvals and in consummating the transactions contemplated by this Agreement.

         Section 4.05. Access to Information. First Commercial shall permit FBA reasonable access, in a manner which will avoid undue disruption or interference with First Commercial's normal operations, to its properties and shall cause the First Commercial Subsidiaries to provide to FBA comparable access to their properties, and First Commercial shall disclose and make available to FBA all books, documents, papers and records relating to the assets, stock ownership, properties, operations, obligations and liabilities of First Commercial and the First Commercial Subsidiaries including, but not limited to, all books of account (including the general ledger), tax records, minute books of directors' and stockholders' meetings, organizational documents, material contracts and agreements, loan files, filings with any regulatory authority, accountants' workpapers (if available and subject to the respective independent accountants' consent), litigation files, plans affecting employees, and any other business activities or prospects in which FBA may have a reasonable and legitimate interest in furtherance of the transactions contemplated by this Agreement. FBA will hold any such information which is nonpublic in confidence in accordance with the provisions of Section 8.01 hereof.

         Section 4.06. Consents to Contracts and Leases. First Commercial shall obtain all necessary consents with respect to all interests of First Commercial and the First Commercial Subsidiaries in any material leases, licenses, contracts, instruments and rights which require the consent of another person for the Merger.

         Section 4.07. Subsequent Financial Statements. As soon as available after the date hereof, First Commercial shall deliver to FBA the monthly unaudited consolidated balance sheets and profit and loss statements of First Commercial prepared for its internal use, the Report of Condition and Income of First Commercial Bank for each quarterly period completed prior to the Closing, and all other financial reports or statements submitted to regulatory authorities after the date hereof, to the extent permitted by law (collectively, the "Subsequent First Commercial Financial Statements"). The Subsequent First Commercial Financial Statements shall be prepared on a basis consistent with past accounting practices, shall fairly present the financial condition and results of operations for the dates and periods presented and shall not include any material assets or omit to state any material liabilities, absolute or contingent, or other facts, which inclusion or omission would render such financial statements misleading in any material respect.

         Section 4.08. Merger of Banks; Branch Exchange. First Commercial shall cooperate with FBA in causing First Commercial Bank to execute such documents and file such applications and notices as may be required or desirable in order to enable First Commercial Bank to enter into and consummate the following transactions: (i) a merger with Sunrise Bank (or a successor thereto) (the "Bank Merger") to be consummated immediately following the Effective Time; and (ii) an agreement whereby First Commercial Bank will exchange the banking operations and liabilities of its Campbell, California branch for the banking operations and liabilities of the Walnut Creek branch now operated by First Bank & Trust, Irvine, California (the "Branch Exchange").

                                    ARTICLE V

                                AGREEMENTS OF FBA

         Section 5.01.     Business in Ordinary Course.

         (a) FBA shall, and shall cause each FBA Subsidiary to, continue to carry on after the date hereof its respective business and the discharge or incurrence of obligations and liabilities only in the usual, regular and ordinary course of business, as heretofore conducted, and by way of amplification and not limitation, FBA and each FBA Subsidiary will not:

         (i) declare or pay any dividend or make any other distribution to stockholders, whether in cash, stock or other property; or

         (ii) effect a reclassification, recapitalization, splitup, exchange of shares, readjustment or other similar change in or to any capital stock, or otherwise reorganize or recapitalize (but nothing herein shall be interpreted to prohibit FBA from issuing FBA Common Stock in exchange for debt currently owed to First Banks, as contemplated by
         Section 6.01(j)).

         (b) FBA and each FBA Subsidiary will not, without the prior written consent of First Commercial, from and after the date hereof:

         (i) grant any increase (other than ordinary and normal increases consistent with past practices) in the compensation payable or to become payable to officers or salaried employees, grant any stock options or, except as required by law, adopt or make any change in any bonus, insurance, pension, or other Employee Plan, agreement, payment or arrangement made to, for or with any of such officers or employees; or

         (ii) make or commit to make any new loan or letter of credit or any new or additional discretionary advance under any existing line of credit, except in the ordinary course of business in compliance with applicable laws, regulations and lending policies of the entity making the loan or advance; or

         (iii) enter into any agreement, contract or commitment having a term in excess of three (3) months other than letters of credit, loan agreements and other agreements and documents made in the ordinary course of business; or

         (iv) except in the ordinary course of business, place on any of its assets or properties any mortgage, pledge, lien, charge, or other encumbrance; or

         (v) except in the ordinary course of business, cancel or accelerate any material indebtedness owing to FBA or an FBA Subsidiary or any claims which FBA or any FBA Subsidiary may possess, or waive any material rights of substantial value; or

         (vi) sell or otherwise dispose of any real property or any material amount of any tangible or intangible personal property, other than properties acquired in foreclosure or otherwise in the ordinary collection of indebtedness; or

         (vii) violate any law, statute, rule, governmental regulation or order, which violation might have a material adverse effect on the business, financial condition, or earnings of FBA or an FBA Subsidiary; or

         (viii) increase or decrease the rate of interest paid on time deposits or on certificates of deposit, except in a manner consistent with past practices.

         (c) FBA and the FBA Subsidiaries shall not, without the prior written consent of First Commercial, engage in any transaction or take any action that would render untrue in any material respect any of the representations and warranties of FBA contained in Article Three hereof, if such representations and warranties were given immediately following such transaction or action.

         (d) FBA shall promptly notify First Commercial of the occurrence of any matter or event known to and directly involving FBA that is materially adverse to the business, operations, properties, assets, or condition (financial or otherwise) of FBA and the FBA Subsidiaries, taken as a whole.

         Section 5.02. Regulatory Approvals. FBA shall file all regulatory applications required in order to consummate the Merger, the Bank Merger and the Branch Exchange, including but not limited to the necessary applications for the prior approval of the Federal Reserve Board. FBA shall keep First Commercial reasonably informed as to the status of such applications and make available to First Commercial, upon reasonable request by First Commercial from time to time, copies of such applications and any supplementally filed materials.

         Section 5.03. Breaches. FBA shall, in the event it has knowledge of the occurrence, or impending or threatened occurrence, of any event or condition which would cause or constitute a breach (or would have caused or constituted a breach had such event occurred or been known prior to the date hereof) of any of its representations or agreements contained or referred to herein, give prompt written notice thereof to First Commercial and use its best efforts to prevent or promptly remedy the same.

         Section 5.04. Consummation of Agreement. FBA shall use its best efforts to perform and fulfill all conditions and obligations on its part to be performed or fulfilled under this Agreement and to effect the Merger in accordance with the terms and conditions of this Agreement.

         Section 5.05.     Indemnification.

         (a) FBA shall indemnify, defend and hold harmless the present and former officers, directors, employees and agents of First Commercial and the First Commercial Subsidiaries (each, an "Indemnified Party") against all losses, expenses, claims, damages or liabilities arising out of actions or omissions occurring on or prior to the Effective Time (including, without limitation, the transactions contemplated by this Agreement) to the full extent then permitted under Corporate Law and by First Commercial's Certificate of Incorporation as in effect on the date hereof.

         (b) If after the Effective Time FBA or its successors or assigns (i) shall consolidate with or merge into any other corporation or entity and shall not be the continuing or surviving entity of such consolidation or merger, or
(ii) shall transfer all or substantially all of its properties and assets to any individual, corporation or other entity, then and in each such case, FBA shall make provision so that its successors and assigns shall assume any remaining obligations set forth in this Section 5.05. If FBA shall liquidate, dissolve or otherwise wind up its business, then the successors and assigns of FBA shall be obligated to assume any remaining obligations set forth in this Section 5.05.

         Section 5.06. Access to Information. FBA shall permit First Commercial reasonable access, in a manner which will avoid undue disruption or interference with FBA's normal operations, to its properties and shall cause the FBA Subsidiaries to provide to First Commercial comparable access to their properties, and FBA shall disclose and make available to First Commercial all books, documents, papers and records relating to the assets, stock ownership, properties, operations, obligations and liabilities of FBA and the FBA Subsidiaries including, but not limited to, all books of account (including the general ledger), tax records, minute books of directors' and stockholders' meetings, organizational documents, material contracts and agreements, loan files, filings with any regulatory authority, accountants' workpapers (if available and subject to the respective independent accountants' consent), litigation files, plans affecting employees, and any other business activities or prospects in which First Commercial may have a reasonable and legitimate interest in furtherance of the transactions contemplated by this Agreement. First Commercial will hold any such information which is nonpublic in confidence in accordance with the provisions of Section 8.01 hereof.

         Section 5.07.  Registration  Statement,   Prospectus  and  Joint Proxy
                        Statement;  Listing Application.

                  (a) FBA shall promptly (i) prepare and file with the SEC, as soon as reasonably practicable, a registration statement for the offer and sale of the FBA Common Stock to be issued in the Merger (the "Registration Statement"), which shall contain a prospectus relating to such offer and sale and a joint proxy statement (the "Joint Proxy Statement") for the First Commercial Stockholders Meeting and a meeting of the stockholders of FBA to be held promptly after the Registration Statement becomes effective (the "FBA Stockholders' Meeting"); (ii) hold the FBA Stockholders' Meeting; (iii) use its best efforts to cause the Registration Statement to become effective; (iv) take any action required to be taken under any applicable state Blue Sky or securities laws in connection with the Merger; and (v) file an application with the NYSE seeking the approval of the NYSE for the listing of the shares of FBA Common Stock to be issued in the Merger, and use its best efforts to obtain the approval of such application. The Special Committee of the Board of Directors of FBA established to consider the transactions contemplated by this Agreement shall unanimously recommend to the stockholders of FBA the approval of this Agreement and the Merger, and the Board of Directors shall then adopt the same recommendations and cause the Joint Proxy Statement to be mailed to stockholders of FBA and use its best efforts to obtain such stockholder approval; provided, however, that neither the Special Committee nor the Board of Directors of FBA shall be obligated to make such recommendation if, having consulted and considered the advice of outside legal counsel, the Special Committee and the Board of Directors have reasonably determined in good faith that the making of such recommendation would constitute a breach of the fiduciary duties of the members of the Board of Directors or of the Special Committee of the Board of Directors under applicable law.

                  (b) FBA shall cooperate and use its best efforts (i) to prepare all documentation, to effect all filings and to obtain all permits, consents, approvals and authorizations of all third parties, regulatory authorities and other authorities necessary to consummate the transactions contemplated by this Agreement, including, without limitation, approval by the stockholders of FBA and First Commercial, and (ii) to cause the Merger to be consummated as expeditiously as reasonably practicable.

         Section 5.08. Subsequent Financial Statements. As soon as available after the date hereof, FBA shall deliver to First Commercial the monthly unaudited consolidated balance sheets and profit and loss statements of FBA prepared for its internal use, the Report of Condition and Income of each of the FBA Banks for each quarterly period completed prior to the Closing, and all other financial reports or statements submitted to regulatory authorities after the date hereof, to the extent permitted by law (collectively, the "Subsequent FBA Financial Statements"). The Subsequent FBA Financial Statements shall be prepared on a basis consistent with past accounting practices, shall fairly present the financial condition and results of operations for the dates and periods presented and shall not include any material assets or omit to state any material liabilities, absolute or contingent, or other facts, which inclusion or omission would render such financial statements misleading in any material respect.

                                   ARTICLE VI

                       CONDITIONS PRECEDENT TO THE MERGER

         6.01 Conditions to the Obligations of FBA. FBA's obligations to effect the Merger and the other transactions contemplated by this Agreement shall be subject to the satisfaction (or waiver by FBA) prior to or on the Closing Date of the following conditions:

         (a) the representations and warranties made by First Commercial in this Agreement shall be true in all material respects on and as of the Closing Date (except for those made as of a specified date) with the same effect as though such representations and warranties had been made or given on and as of the Closing Date;

         (b) First Commercial shall have performed and complied in all material respects with all of its obligations and agreements required to be performed prior to the Closing Date;

         (c) no temporary restraining order, preliminary or permanent injunction or other order issued by any court of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the Merger shall be in effect, nor shall any proceeding by any regulatory authority or other person seeking any of the foregoing be pending. There shall not be any action taken, or any statute, rule, regulation or order enacted, entered, enforced or deemed applicable to the Merger which makes the consummation of the Merger illegal;

         (d) all necessary approvals, consents and authorizations required by law for consummation of the Merger, including the requisite approvals of the stockholders of First Commercial and FBA and all legally required regulatory approvals, shall have been obtained, and all waiting periods required by law shall have expired;

         (e) FBA shall have received all documents required to be received from First Commercial on or prior to the Closing Date, all in form and substance reasonably satisfactory to FBA;

         (f) stockholders of First Commercial Common owning no more than ten percent (10%) of the outstanding First Commercial Common shall have perfected the right to dissent from the Merger;

         (g) FBA shall have obtained within thirty (30) days after the date of this Agreement a fairness opinion of FBA's financial advisor to the effect that the transactions contemplated by this Agreement are fair to the stockholders of FBA from a financial point of view, and such fairness opinion shall not have been withdrawn by such financial advisor on or before the date of mailing of the Joint Proxy Statement to the stockholders of FBA;

         (h) the Bank Merger and the Branch Exchange shall have been authorized by all necessary parties, and any regulatory approvals required for the consummation of the Bank Merger shall have been granted;

         (i) FBA shall have received an opinion of Suelthaus & Walsh, P.C. substantially to the effect that, on the basis of facts, representations and assumptions set forth in such opinion, the Merger will be treated for federal income tax purposes as a reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended (the "Code"); that, accordingly, no gain or loss will be recognized by FBA or First Commercial as a result of the Merger; and that all shareholders of First Commercial, to the extent they receive only shares of FBA Common, will recognize no gain or loss as a result of the Merger; and

         (j) First Banks shall have (i) purchased 804,000 shares of FBA Common Stock for a purchase price of $12.43 per share, with the purchase price paid by a reduction in the balance of the outstanding debt owed by FBA to First Banks and (ii) exchanged the Debentures for a convertible debenture of FBA in the principal amount of $6.5 million, with initial accrued interest equal to the outstanding balance of the Debentures as of the Closing Date (the debenture to be issued by FBA is to bear interest at the rate of 12% per annum, have terms generally equivalent to those of the Debentures and will be convertible into FBA Common Stock at a price of $14. 06 per share).

         Section 6.02. Conditions to the Obligations of First Commercial. The obligations of First Commercial to effect the Merger and the other transactions contemplated by this Agreement shall be subject to the satisfaction (or waiver by First Commercial) prior to or on the Closing Date of the following conditions:

         (a) the representations and warranties made by FBA in this Agreement shall be true in all material respects on and as of the Closing Date (except for those made as of a specified date) with the same effect as though such representations and warranties had been made or given on the Closing Date;

         (b) FBA shall have performed and complied in all material respects with all of its obligations and agreements hereunder required to be performed prior to the Closing Date;

         (c) no temporary restraining order, preliminary or permanent injunction or other order issued by any court of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the Merger shall be in effect, nor shall any proceeding by any bank regulatory authority or other person seeking any of the foregoing be pending. There shall not be any action taken, or any statute, rule, regulation or order enacted, entered, enforced or deemed applicable to the Merger which makes the consummation of the Merger or the other transactions contemplated hereby illegal;

         (d) all necessary approvals, consents and authorizations required by law for consummation of the Merger, including the requisite approvals of the stockholders of First Commercial and FBA and all legally required regulatory approvals, shall have been obtained, and all waiting periods required by law shall have expired;

         (e) First Commercial shall have received all documents required to be received from FBA on or prior to the Closing Date, all in form and substance reasonably satisfactory to First Commercial;

         (f) First Commercial shall have obtained within thirty (30) days after the date of this Agreement a fairness opinion of First Commercial's financial advisor to the effect that the transactions contemplated by this Agreement are fair to the stockholders of First Commercial from a financial point of view, and such fairness opinion shall not have been withdrawn by such financial advisor on or before the date of mailing of the Proxy Statement to the stockholders of First Commercial;

         (g) First Commercial shall have received an opinion of Suelthaus & Walsh, P.C. substantially to the effect that, on the basis of facts, representations and assumptions set forth in such opinion, the Merger will be treated for federal income tax purposes as a reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended (the "Code"); that, accordingly, no gain or loss will be recognized by FBA or First Commercial as a result of the Merger; and that all shareholders of First Commercial, to the extent they receive only shares of FBA Common, will recognize no gain or loss as a result of the Merger.

         (h) First Banks shall have (i) purchased 804,000 shares of FBA Common Stock for a purchase price of $12.43 per share, with the purchase price paid by a reduction in the balance of the outstanding debt owed by FBA to First Banks and (ii) exchanged the Debentures for a convertible debenture of FBA in the principal amount of $6.5 million, with initial accrued interest equal to the outstanding balance of the Debentures as of the Closing Date (the debenture to be issued by FBA is to bear interest at the rate of 12% per annum, have terms generally equivalent to those of the Debentures and will be convertible into FBA Common Stock at a price of $14. 06 per share).

                                   ARTICLE VII

                                   TERMINATION

         Section 7.01. Mutual Agreement. This Agreement may be terminated by the mutual written agreement of the parties at any time prior to the Closing Date, regardless of whether approval of this Agreement and the Merger by the stockholders of First Commercial or FBA shall have been previously obtained.

         Section 7.02. Breach of Agreements. In the event that there is a material breach of any of the representations and warranties or agreements of FBA or First Commercial, which breach is not cured within thirty days after notice to cure such breach is given to the breaching party by the non-breaching party, then the non-breaching party, regardless of whether approval of this Agreement and the Merger by the stockholders of First Commercial of FBA, or both, shall have been previously obtained, may terminate and cancel this Agreement by providing written notice of such action to the other parties hereto.

         Section 7.03. Failure of Conditions. In the event that any of the conditions to the obligations of a party are not satisfied or waived on or prior to the Closing Date, and if any applicable cure period provided in Section 7.02 hereof has lapsed, then such party may, regardless of whether approval of the transactions contemplated by this Agreement by the stockholders of First Commercial or FBA, or both, shall have been previously obtained, terminate and cancel this Agreement by delivery of written notice of such action to the other parties.

         Section 7.04. Denial of Regulatory Approval. If any regulatory application filed pursuant to Section 5.02 hereof should be finally denied or disapproved by a regulatory authority, then this Agreement thereupon shall be deemed terminated and cancelled; provided, however, that a request for additional information or undertaking by FBA, as a condition for approval, shall not be deemed to be a denial or disapproval so long as FBA diligently provides the requested information or undertaking. In the event an application is denied pending an appeal, petition for review or similar such act on the part of FBA (hereinafter referred to as the "Appeal"), then the application will be deemed denied unless FBA prepares and timely files and continues to pursue an Appeal seeking the necessary approval. In the event that, as a condition of any required regulatory approval, FBA would be required to change its business or operations in a manner material and adverse to FBA, then this Agreement may be terminated by either party by giving written notice to the other party.

         Section 7.05. Regulatory Enforcement Matters. (a) In the event that First Commercial or any First Commercial Subsidiary shall become a party or subject to any material written agreement, memorandum of understanding, cease and desist order, imposition of civil money penalties or other regulatory enforcement action or proceeding with any regulatory authority after the date of this Agreement, then FBA may terminate this Agreement by giving written notice of such termination to First Commercial.

         (b) In the event that FBA or any FBA Subsidiary shall become a party or subject to any material written agreement, memorandum of understanding, cease and desist order, imposition of civil money penalties or other regulatory enforcement action or proceeding with any regulatory authority after the date of this Agreement, then First Commercial may terminate this Agreement by giving written notice of such termination to FBA.

         Section 7.06. Unilateral Termination. If the Closing Date does not occur on or prior to March 15, 1998, then this Agreement may be terminated by any party by giving written notice to the other party.

         Section 7.07. Damages and Limitation on Damages. In the event that either FBA or First Commercial shall have (i) breached any provision of this Agreement and the other party shall have properly terminated this Agreement pursuant to Section 7.02; or (ii) failed or refused to consummate the Merger for any reason other than (A) the failure of the other party to perform its obligations as set forth in this Agreement or (B) the fact that one or more of the conditions to such party's obligations to consummate the Merger set forth in
Article VI hereof shall not have been satisfied, then the party breaching this Agreement or failing or refusing to consummate the Merger shall be liable to the other party (the "Non-Breaching Party") for damages in the amount of all out-of-pocket costs and expenses incurred by the Non-Breaching Party in connection with this Agreement and the transactions contemplated hereby, including the fees and expenses paid to third parties, but the amount of any recovery shall be limited to a maximum of $100,000.

                                  ARTICLE VIII

                               GENERAL PROVISIONS

         8.01 Confidential Information. The parties acknowledge the confidential and proprietary nature of the "Information" (as herein defined) which has heretofore been exchanged and which will be received from each other hereunder and agree to hold and keep the same confidential. Such Information will include any and all financial, technical, commercial, marketing, customer or other information concerning the business, operations and affairs of a party that may be provided to the others, irrespective of the form of the communications, by such party's employees or agents. Such Information shall not include information which is or becomes generally available to the public other than as a result of a disclosure by a party or its representatives in violation of this Agreement.

The parties agree that the Information will be used solely for the purposes contemplated by this Agreement and that such Information will not be disclosed to any person other than employees and agents of a party who are directly involved in implementing the Merger, who shall be informed of the confidential nature of the Information and directed individually to abide by the restrictions set forth in this Section 8.01. The Information shall not be used in any way detrimental to a party, including use directly or indirectly in the conduct of the other party's business or any business or enterprise in which such party may have an interest, now or in the future, and whether or not now in competition with such other party. Neither FBA nor First Commercial will purchase or sell any security issued by the other party for so long as this Agreement remains in effect.

         Section 8.02. Publicity. FBA and First Commercial shall cooperate with each other in the development and distribution of all news releases and other public disclosures concerning this Agreement and the Merger. Neither party shall issue any news release or make any other public disclosure without the prior consent of the other party, unless such is required by law upon the written advice of counsel or is in response to published newspaper or other mass media reports regarding the transaction contemplated hereby, in which latter event the parties shall consult with each other to the extent practicable regarding such responsive disclosure.

         Section 8.03. Return of Documents. Upon termination of this Agreement without the Merger becoming effective, each party shall deliver to the others originals and all copies of all Information made available to such party and will not retain any copies, extracts or other reproductions, in whole or in part, of such Information.

         Section 8.04. Notices. Any notice or other communication shall be in writing and shall be deemed to have been given or made on the date of delivery, in the case of hand delivery, or three (3) business days after deposit in the United States Registered Mail, postage prepaid, or upon receipt if transmitted by facsimile telecopy or any other means, addressed (in any case) as follows:

     (a) if to FBA:            Special Committee of the Board of Directors
                                        First Banks America, Inc.
                                        c/o Charles A. Crocco, Jr., Esq.
                                        Crocco & De Maio, P.C.
                                        241 East 49th Street
                                        New York, New York 10017
                                        Facsimile: (212) 355-2435

                                        and

                                        First Banks America, Inc.
                                        Attention:  Allen H. Blake
                                        Chief Financial Officer
                                        11901 Olive Boulevard
                                        Creve Coeur, Missouri 63141
                                        Facsimile: (314) 567-3490

     with a copy to:                    John S. Daniels, Esq.
                                        8117 Preston Road, Suite 800
                                        Dallas, Texas 75225
                                        Facsimile: (214) 692-0508

     (b) if to First Commercial:        Special Committee of the Board of
                                        Directors
                                        First Commercial Bancorp, Inc.
                                        c/o Fred L. Harris, Esq.
                                        12401 Folsom Blvd., Suite 310
                                        Rancho Cordova, California 95742
                                        Facsimile: (916) 482-8644
                                        and

                                        First Commercial Bancorp, Inc.
                                        Attention: James E. Culleton, Secretary
                                        865 Howe Avenue, Suite 310
                                        Sacramento, California 95825
                                        Facsimile: (916) 924-0157

     with copies to:                    Larry K. Harris, Esq.
                                        Suelthaus & Walsh, P.C.
                                        7733 Forsyth Boulevard, 12th Floor
                                        St. Louis, Missouri 63105
                                        Facsimile: (314) 727-7166

                                        and

                                        Scott E. Bartell, Esq.
                                        Bartell Eng Linn & Schroder
                                        300 Capitol Mall, Suite 1100
                                        Sacramento, California 95814
                                        Facsimile: 916-442-3442

or to such other address as any party may from time to time designate by notice to the others.

         Section 8.05. Nonsurvival of Representations, Warranties and Agreements. Except for and as provided in this Section 8.05, no representation, warranty or agreement contained in this Agreement shall survive the Closing Date or the earlier termination of this Agreement. The agreements set forth in
Section  5.05 shall  survive the Closing  Date and the  agreements  set forth in
Section 7.07 shall survive the earlier termination of this Agreement.

         Section 8.06. Costs and Expenses. Except as may be otherwise provided herein, each party shall pay its own costs and expenses incurred in connection with this Agreement and the matters contemplated hereby, including without limitation all fees and expenses of attorneys, accountants, brokers, financial advisors and other professionals.

         Section 8.07. Entire Agreement. This Agreement constitutes the entire agreement among the parties and supersedes and cancels any and all prior discussions, negotiations, undertakings, agreements in principle and other agreements among the parties relating to the subject matter hereof.

         Section 8.08. Headings and Captions. The captions of Articles and Sections hereof are for convenience only and shall not control or affect the meaning or construction of any of the provisions of this Agreement.

         Section 8.09. Waiver, Amendment or Modification. The conditions of this Agreement which may be waived may only be waived by a written instrument delivered to the other party. The failure of any party at any time or times to require performance of any provision hereof shall in no manner affect the right at a later time to enforce the same. This Agreement may not be amended or modified except by a written document duly executed by the parties hereto.

         Section 8.10. Rules of Construction. Unless the context otherwise requires: (a) a term has the meaning assigned to it; (b) an accounting term not otherwise defined has the meaning assigned to it in accordance with generally accepted accounting principles; (c) "or" is not exclusive; and (d) words in the singular may include the plural and in the plural include the singular.

         Section 8.11. Counterparts. This Agreement may be executed in multiple counterparts, each of which shall be deemed an original and all of which shall be deemed one and the same instrument.

         Section 8.12. Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns. There shall be no third party beneficiaries hereof.

         Section 8.13. Governing Law. This Agreement shall be governed by the laws of the State of Delaware and any applicable federal laws and regulations.

         IN WITNESS WHEREOF, FBA and First Commercial have caused this Agreement to be signed by their respective officers thereunto duly authorized, all as of the date first written above.


                                                  FIRST BANKS AMERICA, INC.



                                                  By: /s/ Allen H. Blake
                                                  ----------------------
                                                  Its:     Vice President


                                                  FIRST COMMERCIAL BANCORP, INC.



                                                  By: /s/ Donald W. Williams
                                                  --------------------------
                                                  Its:    President

                                                                 Exhibit 10(o)

                                 PROMISSORY NOTE


$20,000,000.00                  CLAYTON, MISSOURI         November 4, 1997


         On or before October 31, 2001, First Banks America, Inc., a Delaware corporation (hereinafter called "Borrower"), promises to pay to the order of First Banks, Inc., a Missouri corporation (hereinafter called "Lender") at its offices at 135 North Meramec, Clayton, Missouri, in lawful money of the United States of America, the sum of Twenty Million Dollars ($20,000,000.00), or so much thereof as is advanced from time to time and remains outstanding, together with interest thereon from the date hereof until maturity at a varying rate per annum which is one-quarter percent ((0)%) per annum less than the "Prime Rate" as hereinafter defined (but in no event to exceed the maximum rate of non-usurious interest allowed from time to time by law, hereinafter called the "Highest Lawful Rate"), with adjustments in such varying rate to be made on the first day of each month beginning on December 1, 1997, and adjustments due to changes in the Highest Lawful Rate to be made on the effective date of any change in the Highest Lawful Rate. All past due principal and interest shall, at the option of Lender, bear interest at the Highest Lawful Rate from maturity until paid. Interest shall be computed on a per annum basis of a year of 365 days and for the actual number of days (including the first but excluding the last day) elapsed.

         Principal and accrued interest owing on this Promissory Note (the "Note") shall be due and payable on October 31, 2001.

         If any default shall occur in the payment of any amount due pursuant to this Note, then, at the option of Lender, the unpaid principal balance and accrued, unpaid interest shall become due and payable forthwith without any further demand, notice of default, notice of acceleration, notice of intent to accelerate the maturity hereof, notice of nonpayment, presentment, protest or notice of dishonor, all of which are hereby expressly waived by Borrower. Lender may waive any default without waiving any prior or subsequent default.

         If this Note is not paid at maturity and is placed in the hands of an attorney for collection, or suit is filed hereon, or proceedings are had in probate, bankruptcy, receivership, reorganization, arrangement or other legal proceedings for collection hereof, Borrower agrees to pay Lender its collection costs, including a reasonable amount for attorneys' fees. Borrower hereby expressly waives bringing of suit and diligence in taking any action to collect any sums owing hereon.

         Borrower reserves the option of prepaying the principal of this note, in whole or in part, at any time after the date hereof without penalty. Unless otherwise agreed at the time of payment, the amount of any partial payment shall be applied first to accrued unpaid interest, then to any amount due as collection costs, and then to the unpaid principal of the Note.

         This Note is given by Borrower in replacement of that certain Note dated October 31, 1996 in the principal amount of fifteen million dollars ($15,000,000.00) (the "1996 Note"), and the accrued interest on the 1996 Note as of the date of this Note shall become accrued interest on this Note from and after the date hereof. This Note shall be construed under and governed by the laws of the State of Missouri.

         "Prime Rate" shall mean at any time that variable rate of interest per annum published under "Money Rates" in the Wall Street Journal and defined therein as "the base rate on corporate loans posted by at least 75% of the nation's 30 largest banks," or any successor to such rate announced as such by the Wall Street Journal. If the foregoing rate ceases to be published, Lender will choose a new basis for the determination of the prime rate, based upon comparable information, and Lender will give Borrower notice of such change.

         EXECUTED effective as of the 4th day of November, 1997.


                                                      BORROWER:

                                                      FIRST BANKS AMERICA, INC.




ADDRESS:                                             By:------------------

                                                         Allen H. Blake
                                                         Vice President
135 North Meramec
Clayton, Missouri 63105