Form 10-K405
period 1997-12-31
FIRST BANKS AMERICA INC
filed 1998-03-27
CIK 310979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K
                                   (Mark one)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                                       OR
    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         Commission File Number: 0-8937

                            First Banks America, Inc.
             (Exact name of registrant as specified in its charter)

                Delaware                                     75-1604965
                --------                                     ----------
         (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                  Identification Number)

                135 North Meramec
                Clayton, Missouri                              63105
       (Address of principal executive offices)             (Zip Code)

                                 (314) 854-4600
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:
                                                 Name of each exchange on
               Title of class                        which registered
               --------------                        ----------------
Common Stock, $.15 Par Value Per Share          New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      --     --

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price of the Common Stock on the New York Stock Exchange on March 18, 1998 was $34,535,397. For purposes of this computation, officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers or 5% beneficial owners are, in fact, affiliates of the registrant.

As of March 18, 1998, 2,758,661 shares of the registrant's Common Stock, $0.15 par value and 2,500,000 shares of the registrant's Class B Common Stock, $0.15 par value, were outstanding.

Documents   incorporated  by  reference:   Portions  of  the  Annual  Report  to
Stockholders for the year ended December 31, 1997 are incorporated by reference into Parts I, II and IV of this report.

                                     PART I

         The following portions of the 1997 Annual Report to Stockholders (the "1997 Annual Report") of First Banks America, Inc. ("FBA" or the "Company") are incorporated by reference in this report:

                                                                Page(s) in 1997
                  Section                                        Annual Report

   Management's Discussion and Analysis of
       Financial Condition and Results of Operations                  3-22
   Selected Consolidated and Other Financial Data                        2
   Consolidated Financial Statements                                 24-46
   Supplementary Financial Data                                         23
   Range of Price of Common Stock                                       48

         Except for the parts of the 1997 Annual Report to Stockholders expressly incorporated by reference, such report is not deemed filed with the Securities and Exchange Commission.

         Information appearing in this report, in documents incorporated by reference herein and in documents subsequently filed with the Securities and Exchange Commission which are not statements of historical fact may include forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause actual results to differ materially from those contemplated by such forward-looking statements include general market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on the Company, including but not limited to fluctuations in interest rates and in the economy; the impact of laws and regulations applicable to the Company and changes therein; competitive conditions in the markets in which the Company conducts its operations; and the ability of the Company to respond to changes in technology. With regard to the Company's efforts to grow through acquisitions, factors that could affect the accuracy or completeness of such forward-looking statements include the potential for higher than acceptable operating costs arising from the geographic dispersion of the offices of FBA's subsidiaries, as compared with competitors operating solely in contiguous markets; the competition of larger acquirers with greater resources than FBA; fluctuations in the prices at which acquisition targets may be available for sale and in the market for FBA's securities; and the potential for difficulty or unanticipated costs in realizing the benefits of particular acquisition transactions.
Readers should therefore not place undue reliance on forward-looking statements.

Item 1. Business

General

         FBA is a bank holding company which was organized as a Delaware corporation in 1978 and was previously known as BancTEXAS Group Inc. The Company's executive office is located at 135 North Meramec, Clayton, Missouri. The principal function of the Company is to assist management of its two banking subsidiaries, BankTEXAS N.A. ("BankTEXAS") and First Bank of California ("FB California"). BankTEXAS and FB California are collectively referred to herein as the "Subsidiary Banks." At December 31, 1997, FBA had approximately $451.3 million in total assets, $313.4 million in total loans, net of unearned discount, $383.9 million in total deposits and $39.9 million in total stockholders' equity.

         In 1994 FBA sold 2,500,000 shares of Class B common stock (the "Class B Stock") for $30 million cash in a private placement to First Banks, Inc., a multi-bank holding company headquartered in Clayton, Missouri ("First Banks"). As a result, First Banks became the owner of approximately 65% of the then-outstanding voting stock of FBA, which includes the Class B Stock and the class of common stock owned by all other stockholders (referred to herein as the "Common Stock"). The Class B Stock has the same voting rights per share as the Common Stock, and the two classes of stock are generally equivalent except the Class B Stock is not registered with the Securities and Exchange Commission, not listed on any exchange and, with limited exceptions, it is not transferable, other than to an affiliate of First Banks. In the event FBA were to commence the payment of dividends to its stockholders, the Class B Stock would receive dividends only to the extent that dividends on the Common Stock exceed $.45 per share annually. The terms of the Class B Stock allow First Banks to purchase additional shares of Class B Stock if a sufficient number of additional shares of Common Stock are issued to cause First Banks' voting power to fall below 55%, at prices to be determined based on a formula related to the book value per share of common stock. The Class B Stock is convertible into shares of Common Stock at any time after August 31, 1999 at the option of First Banks.

         On February 2, 1998, FBA completed its acquisition of First Commercial Bancorp, Inc. ("FCB"), Sacramento, California, as described further in the Management's Discussion and Analysis section of the 1997 Annual Report and in
Note 2 to the Consolidated Financial Statements, both of which are incorporated herein by reference. In connection with the acquisition of FCB, FBA issued approximately 1,555,700 shares of Common Stock, of which 1,266,176 shares were issued to First Banks. FBA also issued to First Banks a convertible debenture in the principal amount of $6.5 million (the "Debenture") in exchange for outstanding debentures of FCB; principal and interest on the Debenture are convertible at the option of First Banks into shares of Common Stock. As of March 18, 1998, the total Common Stock and Class B Stock owned by First Banks, including the shares of Common Stock that would be issued to First Banks upon conversion of the Debenture, constituted approximately 74.8% of the outstanding voting stock of FBA. First Banks exercises control over the management and policies of FBA and the election of its officers and directors.

         The Company implemented a one-for-fifteen stock split in 1995, whereby each fifteen shares of Common Stock and Class B Stock were converted into one share of Common Stock and Class B Stock, respectively, and the par value of each share of stock of each class was changed from $.01 to $.15. References in this report to either class of such stock refer to the same after giving effect to the reverse stock split, and the numbers of shares referred to in periods prior to the effective date of the reverse stock split are restated in this Report to give effect to the reverse stock split.

         Descriptions of the business operations of FBA and the Subsidiary Banks and the Company's policies with respect to potential acquisitions are set forth in the Management's Discussion and Analysis section of the 1997 Annual Report which is incorporated herein by reference.

         FBA, BankTEXAS and FB California purchase certain services and supplies, including data processing services, internal auditing, loan review, income tax preparation and assistance, accounting, asset/liability and investment services, loan servicing and other management and administrative services, through its majority stockholder, First Banks. Additional information regarding the nature of the arrangements with First Banks appears in Note 13 to the Consolidated Financial Statements incorporated herein by reference.

Competition and Branch Banking

         The activities in which the Subsidiary Banks are engaged are highly competitive. Those activities and the geographic markets served primarily involve competition with other banks and thrift institutions, some of which are affiliated with large regional or national holding companies. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits.

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

         Subject to regulatory approval, both commercial banks and thrift institutions situated in Texas and California are permitted to establish branches throughout each of those states, thereby creating the potential for additional competition in the Subsidiary Banks' service areas.

Supervision and Regulation

General

         The Company and the Subsidiary Banks are extensively regulated under federal and state law. These laws and regulations are intended to protect depositors, not stockholders. To the extent the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Changes in applicable laws or regulations may have a material effect on the business and prospects of the Company. The operations of the Company may be affected by legislative changes and by the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic controls or new federal or state legislation may have in the future.

         FBA is a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act") and, as such, is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the "FRB"). FBA is required to file annual reports with the FRB and to provide the FRB such additional information as it may require.

         BankTEXAS and FB California are subject to supervision and regulation by the Office of the Comptroller of the Currency (the "OCC") and the State Banking Department of the State of California, respectively. The Subsidiary Banks are also regulated by the Federal Deposit Insurance Corporation ("FDIC"), which provides deposit insurance to the Subsidiary Banks.

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

         Under FIRREA, federal bank regulators were granted expanded enforcement authority over "institution-affiliated parties" (i.e., officers, directors, controlling stockholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution). Federal banking regulators have power to bring enforcement actions against insured institutions and institution-affiliated parties, including cease and desist orders, prohibition orders, civil money penalties, termination of insurance and the imposition of operating restrictions and capital plan requirements. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Since the enactment of FIRREA, the federal bank regulators have significantly increased the use of written agreements to correct compliance deficiencies with respect to applicable laws and regulations and to ensure safe and sound practices. Violations of such written agreements are grounds for initiation of cease-and-desist proceedings. FIRREA granted the FDIC back-up enforcement authority to recommend enforcement action to an appropriate federal banking agency and to bring such enforcement action against a financial institution or an institution-affiliated party if such federal banking agency fails to follow the FDIC's recommendation. In addition, FIRREA generally requires public disclosure of final enforcement actions by the federal banking agencies.

         FIRREA also established a cross-guarantee provision ("Cross-Guarantee") pursuant to which the FDIC may recover from a depository institution losses the FDIC incurs in providing assistance to, or paying off the depositors of, any of such depository institution's affiliated insured banks or thrifts. The Cross-Guarantee thus enables the FDIC to assess a holding company's healthy Bank Insurance Fund (the "BIF") members and Savings Association Insurance Fund (the "SAIF") members for the losses of any of such holding company's failed BIF and SAIF members. Cross-Guarantee liabilities are generally superior in priority to obligations of the depository institution to its stockholders due solely to their status as stockholders and obligations to other affiliates. Cross-Guarantee liabilities are generally subordinated to deposit liabilities, secured obligations or any other general or senior liabilities, and any obligations subordinated to depositors or other general creditors.

         The Federal Deposit Insurance Corporation Improvement Act of 1991. The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was adopted to recapitalize the BIF and impose certain supervisory and regulatory reforms on insured depository institutions. FDICIA includes provisions, among others, to: (i) increase the FDIC's line of credit with the U. S. Treasury in order to provide the FDIC with additional funds to cover the losses of federally insured banks; (ii) reform the deposit insurance system, including the implementation of risk-based deposit insurance premiums; (iii) establish a format for closer monitoring of financial institutions to enable prompt corrective action by banking regulators when a financial institution begins to experience financial difficulty; (iv) establish five capital levels for financial institutions ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") that would impose more scrutiny and restrictions on less capitalized institutions; (v) require the banking regulators to set operational and managerial standards for all insured depository institutions and holding companies, including limits on excessive compensation to executive officers, directors, employees and principal stockholders, and establish standards for loans secured by real estate; (vi) adopt certain accounting reforms and require annual on-site examinations of federally insured institutions, including the ability to require independent audits of banks and thrifts; (vii) revise risk-based capital standards to ensure they (a) take adequate account of interest-rate changes, concentration of credit risk and the risks of nontraditional activities, and (b) reflect the actual performance and expected risk of loss of multi-family mortgages; and (viii) restrict state-chartered banks from engaging in activities not permitted for national banks unless they are adequately capitalized and have FDIC approval. Further, FDICIA permits the FDIC to make special assessments on insured depository institutions, in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary. FDICIA also grants authority to the FDIC to establish semiannual assessment rates on BIF and SAIF member banks so as to maintain these funds at the designated reserve ratios.

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

         Significantly or critically undercapitalized institutions and undercapitalized institutions that fail to submit or comply with acceptable capital restoration plans will be subject to regulatory sanctions. A forced sale of shares or merger, restriction on affiliate transactions and restrictions on rates paid on deposits are required to be imposed by the banking agency unless it is determined they would not further capital improvement. FDICIA generally requires the appointment of a conservator or receiver within 90 days after an institution becomes critically undercapitalized. The federal banking agencies have adopted uniform procedures for the issuance of directives by the appropriate federal banking agency. Under these procedures, an institution will generally be provided advance notice when the appropriate federal banking agency proposes to impose one or more of the sanctions set forth above. These procedures provide an opportunity for the institution to respond to the proposed agency action or where circumstances warrant immediate agency action, an opportunity for administrative review of the agency's action.

         As described in Note 16 to the Consolidated Financial Statements, incorporated herein by reference, each of the Subsidiary Banks was "well capitalized" as of December 31, 1997.

         Pursuant to FDICIA, the federal banking agencies adopted real estate lending guidelines pursuant to which each insured depository institution is required to adopt and maintain written real estate lending policies in conformity with the prescribed guidelines. Under these guidelines, each institution is expected to set loan-to-value ratios not exceeding the supervisory limits set forth in the guidelines. A loan-to-value ratio is generally defined as the total loan amount divided by the appraised value of the property at the time the loan is originated. The guidelines require the institution's real estate policy also require proper loan documentation, and that it establish prudent underwriting standards.

         FDICIA also contained the Truth in Savings Act, which requires clear and uniform disclosure of the rates and interest payable on deposit accounts by depository institutions and the fees assessable against deposit accounts, so that consumers can make a meaningful comparison between the competing claims of financial institutions with regard to deposit accounts and products.

         Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. In 1994 Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act"). Beginning in 1995, bank holding companies have had the right to expand, by acquiring existing banks, into all states, even those which had theretofore restricted entry. The legislation also provides that, subject to future action by individual states, a holding company would have the right commencing in 1997, to convert the banks which it owns in different states to branches of a single bank. A state is permitted to "opt-out" of the law which will permit conversion of separate banks to branches, but is not permitted to "opt-out" of the law allowing bank holding companies from other states to enter the state. The State of Texas adopted ""opt-out"" legislation in 1995 which has the effect of delaying, or possibly preventing permanently, the conversion of banks in Texas to branches of banks headquartered in other states. The Interstate Act also establishes limits on acquisitions by large banking organizations, providing that no acquisition may be undertaken if it would result in the organization having deposits exceeding either 10% of all bank deposits in the United States or 30% of the bank deposits in the state in which the acquisition would occur.

         Economic Growth and Regulatory Paperwork Reduction Act of 1996. The Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA") streamlined the non-banking activities application process for well-capitalized and well-managed bank holding companies. Under EGRPRA, qualified bank holding companies may commence a regulatory approved non-banking acquisition or share purchase, assuming the size of the acquisition does not exceed 10% of risk-weighted assets of the acquiring bank holding company and the consideration does not exceed 15% of Tier 1 capital. The foregoing prior notice requirement also applies to commencing non-banking activity de novo which has been previously approved by order of the FRB, but has not yet been implemented by regulations. EGRPRA also provides for the recapitalization of the SAIF in order to bring it into parity with the BIF of the FDIC.

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

         The FDIC adopted an amendment to the BIF risk-based assessment schedule, effective January 1, 1996, which effectively eliminated deposit insurance assessments for most commercial banks and other depository institutions with deposits insured by the BIF, while maintaining the assessment rate for SAIF-insured institutions in even the lowest risk-based premium category at 23 cents for each $100 of assessable deposits. Following the enactment of EGRPRA and as part of the recapitalization of the SAIF, the overall assessment rate for 1997 was revised to equal 1.29 cents and 6.44 cents per $100 of assessable deposits of BIF and SAIF members, respectively. The deposits of BankTEXAS consist solely of BIF deposits, and the deposits of FB California include both BIF and SAIF deposits.

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

         The FRB, the FDIC and the OCC adopted risk-based capital guidelines for banks and bank holding companies, and the OTS has adopted similar guidelines for thrifts. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among financial institutions and holding companies, to account for off-balance-sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items. The FRB has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums. Under theses guidelines, all bank holding companies and federally regulated banks must maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital.

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

         Management of the Company believes the risk-weighting of assets and the risk-based capital guidelines do not have a material adverse impact on the Company's operations or on the operations of the Subsidiary Banks. The requirement of deducting certain intangibles in computing capital ratios contained in the guidelines, however, could adversely affect the ability of the Company to make acquisitions in the future in transactions that would be accounted for using the purchase method of accounting.

         Community Reinvestment Act . The Community Reinvestment Act of 1977 (the "CRA") requires that, in connection with examinations of financial institutions within their jurisdiction, the federal banking regulators must evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

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

         Federal Home Loan Bank System. The Subsidiary Banks are members of the Federal Home Loan Bank System ("FHLB System"), which consists of twelve regional FHLBs, each subject to supervision and regulation by the Federal Housing Finance Board, an independent agency created by FIRREA. The FHLBs provide a central credit facility primarily for member institutions. The Subsidiary Banks are required to acquire and hold shares of capital stock in an FHLB in an amount at least equal to 1% of the aggregate principal amount of their respective unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20th of advances (borrowings) from the FHLB, whichever is greater. The Subsidiary Banks were in compliance with these regulations at December 31, 1997, with investments of $4.7 million in stock of the FHLB of Dallas held by BankTEXAS and $473,000 in stock of the FHLB of San Francisco held by FB California.

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

         Dividends. The Company's primary source of funds in the future is the dividends, if any, paid by the Subsidiary Banks. The ability of the Subsidiary Banks to pay dividends is limited by federal laws, by the regulations promulgated by the bank regulatory agencies and by principles of prudent bank management. In addition, the amount of dividends the Subsidiary Banks may pay to the Company is limited by the provisions of First Banks' credit agreement with a group of unaffiliated lenders, which imposes certain minimum capital requirements. Additional information concerning limitations on the ability of the Subsidiary Banks to pay dividends appears in Note 12 to the Consolidated Financial Statements and is incorporated herein by reference.

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

Employment

         As of March 18, 1998, the Company employed 225 persons, none of whom were covered by a collective bargaining agreement. The Company considers its employee relations to be good.

Item 2.  Properties

         FBA's executive office is located at the executive office owned by First Banks at 135 N. Meramec, Clayton, Missouri. The headquarters of the Subsidiary Banks are (i) in the case of BankTEXAS, in a building owned by BankTEXAS located at 8828 Westheimer, Houston, Texas; and (ii) in the case of FB California, in a leased building located at 865 Howe Avenue, Sacramento, California. In addition to those offices, as of March 18, 1998, the Subsidiary Banks do business at 15 branch offices in Texas and California, of which five are owned and 10 are leased.

         FBA considers the properties at which it does business to be in good condition, suitable for the business conducted at each location. To the extent that its properties or those acquired in connection with the acquisition of other entities provide space in excess of that effectively utilized in the operations of the Subsidiary Banks, FBA seeks to lease or sub-lease any excess space to third parties. Additional information regarding the premises and equipment utilized by the Subsidiary Banks appears in Note 5 to the Consolidated Financial Statements incorporated herein by reference.

Item 3.  Legal Proceedings

         There are various claims and pending actions against FBA and the Subsidiary Banks in the ordinary course of business. It is the opinion of management of FBA, in consultation with legal counsel, the ultimate liability, if any, resulting from such claims and pending actions will have no material adverse effect on the financial position or results of operations of FBA.

Item 4.  Submission of Matters to a Vote of Security Holders

         An Annual Meeting of Stockholders was held on January 23, 1998. The six directors of the Company were reelected, with the vote totals indicated in the following table:

          Name of Director                    For                   Withheld
          ----------------                    ---                   --------

        Allen H. Blake                      3,407,001                26,619
        Charles A. Crocco, Jr.              3,407,072                26,548
        James F. Dierberg                   3,407,067                26,553
        Edward T. Story, Jr.                3,407,067                26,553
        Mark T. Turkcan                     3,407,067                26,613
        Donald W. Williams                  3,407,067                26,553

         The following matters, all of which were related to the acquisition of FCB (which is described in detail in the 1997 Annual Report in Management's
Discussion and Analysis of Financial  Condition and Results of Operations and in
Note 2 to the Consolidated Financial Statements, both of which are incorporated herein by reference) were approved at the Annual Meeting with the votes indicated:

                                                         For       Against         Abstain       Broker Non-votes
                                                         ---       -------         -------       ----------------

  Agreement and Plan of Merger with FCB               2,922,963    14,431           4,615             491,711
  Issuance of Common Stock to First Banks             2,903,910    31,557           6,442             491,711
  Issuance of convertible debenture to First Banks    2,892,140    41,909           7,861             491,711


                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Market Information

         FBA has two classes of common stock. The Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "FBA." All of the Class B Stock was issued to First Banks in 1994 in a private placement, and is not listed or traded. See "Item 1, Business -- General." Continued listing of the Common Stock on the NYSE is subject to various requirements, including the financial eligibility and distribution requirements of the NYSE.

         Information regarding the number of stockholders and the market prices for Common Stock since January 1, 1996 is set forth under the caption "Investor Information" of the 1997 Annual Report and is incorporated herein by reference.

Dividends

         The Company has not paid any dividends on its Common Stock in recent years. The ability of a bank holding company such as FBA to pay dividends is limited by regulatory requirements and by the receipt of dividend payments from the Subsidiary Banks, which are also subject to regulatory requirements; see
Note 12 to the Consolidated Financial Statements, incorporated herein by reference.

Item 6.  Selected Financial Data

         The information required by this item is incorporated herein by reference from page 2 of the 1997 Annual Report under the caption "Selected Consolidated and Other Financial Data."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required by this item is incorporated herein by reference from pages 3 through 23 of the 1997 Annual Report under the caption "Management's Discussion and Analysis."

Item 7a.  Quantitative and Qualitative Disclosure About Market Risk

         The information required by this item is incorporated herein by reference from the 1997 Annual Report under the caption "Management's Discussion and Analysis - Interest Rate Risk Management."

Item 8.  Financial Statements and Supplementary Data

         The consolidated financial statements of FBA are incorporated herein by reference from pages 25 through 47 of the 1997 Annual Report under the captions "Consolidated Balance Sheets," "Consolidated Statements of Operations," "Consolidated Statements of Changes in Stockholders' Equity," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Independent Auditors' Report."

         Supplementary Financial Information regarding FBA is incorporated herein by reference from page 24 of the 1997 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Board of Directors

         As of March 18, 1998, the Board of Directors consisted of seven members, who are identified in the following table. Each of the directors was elected or appointed to serve a one-year term and until his successor has been duly qualified for office.

                                     Director             Principal Occupation During Last Five Years and
          Name              Age        since                     Directorships of Public Companies
  ----------------------------------------------------------------------------------------------------------------

  Allen H. Blake            55         1994      Vice President,  Chief  Financial  officer   and Secretary of FBA
                                                 since 1994;  Director and Executive  Vice   President of FCB from
                                                 1995  until its merger  into  FBA in   February  1998;  Executive
                                                 Vice   President  of  First  Banks  since    1996;   Senior  Vice
                                                 President  of First Banks from 1992 until   1996;  Secretary  and
                                                 Director of First Banks since 1988;  joined  First   Banks as Vice
                                                 President and Chief Financial Officer in 1984.

  Charles A. Crocco, Jr.(1) 59         1988      Partner  in  the  law  firm  of  Crocco  &  De   Maio,  P.C.,  New
                                                 YorkCity  since 1970;  Director of The Hallwood Group Incorporated
                                                 (merchant banking).

  James F. Dierberg         60         1994      Chairman of the Board  of  Directors, Chief Executive  Officer and
                                                 President  of  FBA  since  1995;  Chairman of the Board  and Chief
                                                 Executive Officer of First  Banks since  1988;  Director  of First
                                                 Banks since 1979;  President of First Banks, 1979-1992  and  1994-
                                                 present.

  Albert M. Lavezzo (2)     61         1998      President  and  Chief  Operating  Officer   of   Favaro,  Lavezzo,
                                                 Gill,  Caretti  & Heppell,  Vallejo,  California,  a  professional legal corporation.

  Edward T. Story, Jr. (1)  54         1987      President,   Chief  Executive  Officer   and   Director   of  SOCO
                                                 International,  plc, a  corporation  listed on  the  London  Stock
                                                 Exchange,  engaged   in   international  oil  and gas  operations,
                                                 since  1991;   from  1990   until   1991,   Chairman  of  Thaiatex
                                                 Petroleum  Company;  from  1981  to  1990, Vice Chairman And Chief
                                                 Financial  Officer  of  Conquest Exploration Company;  Director of
                                                 Cairn  Energy   plc,  Hallwood  Realty   Corporation,  Snyder  Oil
                                                 Corporation And Seaunion Holdings, Ltd.

  Mark T. Turkcan           42         1994      Executive  Vice  President (Retail and  Mortgage  Banking),  First
                                                 Banks,  since  1996;  Senior  Vice  President (Retail and Mortgage
                                                 Banking),  First  Banks, since 1994 and  Vice  President from 1990 until 1994;  joined  First  Banks  when  Clayton  Savings and Loan
                                                 Association,  St. Louis, Missouri  (now  First Bank),  for    whom
                                                 Mr.  Turkcan  was  employed  in various capacities since 1985, was acquired by FirstBanks in 1990.





Donald W. Williams          50         1995      Executive  Vice President of First Banks since 1996;  Senior Vice
                                                 President of  First  Banks from 1993 until 1996;  Director of FCB from  1995  until its merger  into FBA in  February  1998;  Chief
                                                 Credit  Officer of First  Banks and executive  officer of various subsidiaries  of  First Banks since  1993;  previously  served as
                                                 Senior  Vice  President in charge of commercial  credit approval, commercial  loan  operations,  international  operations and  the credit  department  of  Mercantile  Bank of St. Louis,  N.A. from
                                                 1989 ,until 1993.  Mr.  Williams  currently  serves as  Executive
                                                 Vice   President  and  Chief  Credit  Officer of First  Banks and
                                                 Chairman   and  Chief   Executive   Officer   of  the  California
                                                 subsidiaries thereof.

-------------
(1)  Member of the Audit Committee.
(2) Mr. Lavezzo was the Chairman of the Board of Directors of Surety Bank, Vallejo, California ("Surety") prior to its acquisition by FBA in December 1997. The agreement by which Surety was acquired provided that FBA would cause a person designated by Surety's Board of Directors to be appointed to FBA's Board of Directors, and Mr. Lavezzo was so designated.

Executive Officers

         The executive officers of the Company as of March 18, 1998 were is follows:

          Name              Age                  FBA Office(s) held
-------------------------------------------------------------------------------

  James F. Dierberg          60    Chairman of  the Board, President and  Chief
                                   Executive Officer.

  Allen H. Blake             55    Vice  President, Chief Financial Officer and
                                   Secretary.

  David F. Weaver            50    Executive    Vice   President  of  FBA since
                                   1995;   Chairman  of    the  Board,    Chief
                                   Executive Officer and President of BankTEXAS since 1994; President of BankTEXAS Houston
                                   N.A. (predecessor of BankTEXAS) from 1988 to
                                   1994.

         The executive officers were each elected by the Board of Directors to the office indicated. There is no family relationship between any of the nominees for director, directors or executive officers of the Company or its subsidiaries.

Item 11.  Executive Compensation

         The following table sets forth certain information regarding compensation earned during the year ended December 31, 1997, and specified information with respect to the two preceding years, by Mr. Weaver, who is the only executive officer of FBA whose annual compensation in 1997 from FBA or the Subsidiary Banks exceeded $100,000.

         Neither Mr. Dierberg nor Mr. Blake receives any compensation directly from either the Company or the Subsidiary Banks. The Company and the Subsidiary Banks have entered into various contracts with First Banks, of which Messrs. Dierberg and Blake are directors and executive officers, pursuant to which services are provided to the Company and the Subsidiary Banks (see "Compensation Committee Interlocks and Insider Participation" for additional information regarding contracts with First Banks).




                 SUMMARY COMPENSATION TABLE FOR YEAR ENDED DECEMBER 31, 1997


       Name and Principal Position           Year      Salary (1)      Bonus         All Other Compensation (2)
---------------------------------------------------------------------------------------------------------------

  David F. Weaver, Executive Vice            1997      $   103,750     $22,000                 $3,144
  President; Chairman of the Board,          1996           86,875      20,625                  2,172
  President and Chief Executive Officer      1995          107,500        0                     3,225
  of BankTEXAS N.A.

---------------------
  (1) The total of all other annual compensation for each of the named officers is less than the amount required to be reported which is the lesser of (a) $50,000 or (b) ten percent (10%) of the total of the annual salary and bonus paid to that person.
  (2) All items reported are FBA's matching contributions to the 401(k) Plan for the year indicated.

         FBA has omitted from this report tables which would disclose information regarding stock options granted during 1997, stock options exercised during 1997 and long term incentive plan awards. No options were granted to or exercised by executive officers in 1997, and FBA does not have a long term incentive plan.

Director Compensation

         Directors who are not officers of FBA or affiliated with First Banks ("Unaffiliated Directors," consisting in 1997 of Messrs. Crocco and Story) were paid fees for their service as directors in 1997, consisting of an annual retainer of $7,500, a fee for each meeting of the Board of Directors attended of $3,000 and a fee of $500 for each committee meeting attended. Effective January 1, 1998, Unaffiliated Directors of FBA are to be paid a fee of $2,000 for each meeting of the Board of Directors attended and a fee of $500 for each committee meeting attended.

         Unaffiliated Directors also participate in the 1993 Directors' Stock Bonus Plan (the "Stock Bonus Plan"), which provides for an annual grant of 500 shares of Common Stock to each such director. Future grants would apply equally to current directors and to any individual who becomes a director of FBA in the future. The maximum number of shares that may be issued will not exceed 16,667 shares, and the plan will expire on July 1, 2001. Directors' compensation expense of $13,000 was incurred in 1997 in connection with the Stock Bonus Plan.

         None of the four directors of FBA who are also executive officers of First Banks (Messrs. Dierberg, Blake, Turkcan and Williams) receive any compensation from FBA or the Subsidiary Banks for service as a director, nor do they participate in the Stock Bonus Plan or any other compensation plan of FBA or the Subsidiary Banks. First Banks, of which Messrs. Dierberg, Blake, Turkcan and Williams are executive officers and Messrs. Dierberg and Blake are directors, provides various services to FBA and the Subsidiary Banks for which it is compensated (see "Compensation Committee Interlocks and Insider Participation").

Compensation Committee Interlocks and Insider Participation

         Messrs. Dierberg and Blake, who are executive officers of FBA but do not receive any compensation for their services as such, are also members of the Board of Directors and executive officers of First Banks. Mr. Blake was also a director and executive officer of FCB prior to its merger into FBA in February 1998. First Banks does not have a compensation committee, but its Board of Directors performs the functions of such a committee. Except for the foregoing, no executive officer of FBA served during 1997 as a member of the Compensation Committee, or any other committee performing comparable functions, or as a director, of another entity any of whose executive officers or directors served on FBA's Compensation Committee.

         First Banks provides management services to FBA and the Subsidiary Banks. Management services are provided under a management fee agreement whereby FBA compensates First Banks on an hourly basis for its use of personnel for various functions including internal audit, loan review, income tax preparation and assistance, accounting, asset/liability and investment services, loan servicing and other management and administrative services. Fees paid under this agreement were $931,000 and $687,000 for the years ended December 31, 1997 and 1996, respectively. The fees paid for management services are at least as favorable as could have been obtained from an unaffiliated third party.

         Because of the affiliation with First Banks and the geographic proximity of certain of their offices, FBA shares the cost of certain personnel and services used by FBA and First Banks. This includes the salaries and benefits of certain loan and administrative personnel. The allocation of the shared costs are charged and/or credited under the terms of cost sharing agreements entered into during 1997. Because this involves distributing essentially fixed costs over a larger asset base, it allows each bank to receive the benefit of personnel and services at a reduced cost. Fees paid under these agreements were $383,000 for the year ended December 31, 1997.

         Effective April 1, 1997, First Services L.P., a limited partnership indirectly owned by FBA's Chairman and his children through its general partners and limited partners, began providing data processing and various related services to FBA under the term of data processing agreements. Previously, these services were provided by a subsidiary of First Banks. Fees paid under these agreements were $643,000 and $311,000 for the years ended December 31, 1997 and 1996, respectively. The fees paid for data processing services are at least as favorable as could have been obtained from an unaffiliated third party.

         The Subsidiary Banks participate in loans with other bank affiliates of First Banks; as of December 31, 1997, $41.9 million of purchased loan participations and $42.7 million of sold loan participations were outstanding. Loans are purchased and sold at prevailing interest rates and terms at the time of such transactions and in accordance with the credit standards and policies of the purchasing entity.

         FBA borrows funds from First Banks pursuant to a promissory note agreement. As of March 18, 1998, the balance advanced under the note was $13.1 million. See Note 13 to the Consolidated Financial Statements, incorporated herein by reference.

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

         The Employees Retirement Plan (the "Pension Plan") is a noncontributory, defined benefit plan for all eligible officers and employees of FBA and its subsidiaries. During 1994, the Company discontinued the accumulation of benefits under the Pension Plan. While the Pension Plan continues in existence and provides benefits which had then accumulated, no additional benefits have accrued to participants since 1994, and no new participants will become eligible for benefits thereafter.

         Benefits under the Pension Plan are based upon annual base salaries and years of service as of 1994 and are payable only upon retirement or disability and, in some instances, at death. A participant who fulfilled the eligibility and tenure requirements prior to the discontinuation of accumulation of benefits will receive, upon reaching the normal retirement age of 65, monthly benefits based upon average monthly compensation during the five consecutive calendar years out of his or her last ten calendar years prior to 1994 that provided the highest average compensation.

         As of December 31, 1997, Mr. Weaver would be eligible to receive annual benefits of approximately $11,000 upon retirement at age 65.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of March 18, 1998, certain information with respect to the beneficial ownership of Common Stock and Class B Stock by each person known to the Company to be the beneficial owner of more than five percent of the outstanding shares of either class of stock, by each director and executive officer and by all executive officers and directors as a group:

         Title  of              Name of Beneficial          Number of Shares and Nature of         Percent of
-------------------------------------------------------------------------------------------------------------
           Class                       Owner                     Beneficial Ownership                 Class

       Class B Stock       First Banks, Inc.                      2,500,000 (1)(2)(3)                 100.0
                           135 N. Meramec
                           Clayton, Missouri 63105
       Class B Stock       James F. Dierberg                      2,500,000  (1)(2)(3)                100.0
       Common Stock        First Banks, Inc.                      1,939,685  (1)(2)(3)(4)              56.5
       Common Stock        James F. Dierberg                      1,939,685  (1)(2)(3)(4)              56.5
       Common Stock        Allen H. Blake                             1,902  (5)                        *
       Common Stock        Charles A. Crocco, Jr.                     9,272  (6)                        *
       Common Stock        Albert M. Lavezzo                         20,164  (5)                        *
       Common Stock        Edward T. Story, Jr.                       9,182  (6)                        *
       Common Stock        Mark T. Turkcan                              200  (5)                        *
       Common Stock        David F. Weaver                            8,000  (5)                        *
       Common Stock        Donald W. Williams                         1,033  (5)                        *

  All executive officers                                           1,989,438 shares              58.0% of Common
    and directors as a                                             Common Stock (4)                   Stock
     group (8 persons)

                                                                   2,500,000 shares              100% of Class
                                                                     Class B Stock                   B Stock

 *  Less than one percent
(1)   The    shares  shown as  beneficially  owned  by First  Banks and James F.
      Dierberg  comprise   100%  of the  outstanding  s hares  and  percentages
      reflected are Common Stock. Each share of Common Stock and Class B Stock is entitled to one vote on matters subject to stockholder vote.
      Under  Rule  13d-3(d),  shares   not  outstanding  which  are  subject to
      options, warrants, rights, or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but not deemed outstanding
      for   the  purpose of  calculating  the   percentage  owned by each other
      person listed. All of the shares of Class B Stock and Common Stock owned by First Banks are pledged to secure a loan to First Banks from a group of unaffiliated lenders. The related credit agreement contains customary provisions which could ultimately result in transfer of such shares if First Banks were to default in the repayment of the loan and such default were not cured, or other arrangements satisfactory of the lenders were not made, by First Banks.

(2) The controlling stockholders of First Banks are (i) the James F. Dierberg, II, Family Trust, dated December 30, 1992; (ii) Mary W. Dierberg and Michael James Dierberg, trustees under the living trust of Michael James Dierberg, dated July 24, 1989; (iii) the Ellen C. Dierberg Family Trust, dated December 30, 1992; (iv) James F. Dierberg, trustee of the James F. Dierberg living trust, dated October 8, 1985; (v) the Michael J. Dierberg Family Trust, dated December 30, 1992; and (vi) First Trust (Mary W. Dierberg and First Bank, Trustees) established U/I James F. Dierberg, dated December 12, 1992. Mr. James F. Dierberg and Mrs. Mary W. Dierberg are husband and wife, and Messrs. James F. Dierberg, II, Michael James Dierberg and Miss Ellen C. Dierberg are their adult children.

(3) Due to the relationships among James F. Dierberg, Mary W. Dierberg, First Bank and the three children of James F. and Mary W. Dierberg, Mr. Dierberg is deemed to share voting and investment power over all of the outstanding voting stock of First Banks which in turn exercises voting and investment power over the shares of Common Stock and Class B Stock attributed to it in the table.

(4) Includes 673,509 shares of Common Stock which First Banks has the right to acquire upon conversion of $6.5 million principal amount plus $1.9 million accrued interest on a convertible debenture issued to First Banks in connection with the acquisition by FBA of FCB. Such shares are deemed outstanding for the purpose of calculating the percentage ownership of First Banks, Mr. Dierberg and executive officers and directors as a group, but are not otherwise taken into account in calculating the percentages shown in the table.

(5) All of the shares attributed in the table to Messrs. Blake, Turkcan, Weaver and Williams are owned by them directly; Mr. Lavezzo owns 8,710 shares directly and 11,454 shares indirectly through a profit-sharing/pension plan.

(6) The shares attributed to Messrs. Crocco and Story include shares subject to vested, currently exercisable stock options granted under the Company's 1990 Stock Option Plan. Mr. Crocco has an option covering 6,666 shares; he owns directly 2,606 shares. Mr. Story has an option covering 6,666 shares; he owns directly 2,516 shares.

Item 13. Certain Relationships and Related Transactions

         The Subsidiary Banks have had in the past, and may have in the future, loan transactions in the ordinary course of business with directors of FBA or their affiliates. These loan transactions have been and will be on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not and will not involve more than the normal risk of collectibility or present other unfavorable features. The Subsidiary Banks do not extend credit to officers of FBA or of the Subsidiary Banks, except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles and personal credit card accounts.

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)       1.  Financial   Statements   and   Supplementary  Data: The  financial
              statements and supplemental data filed as part of this Report are listed under Item 8.

          2. Financial Statement Schedules: These schedules are omitted for the reason they are not required or are not applicable.

          3. Exhibits: The exhibits are listed in the index of exhibits required by Item 601 of Regulation S-K at Item (c) below and are incorporated herein by reference.

(b)      Reports on Form 8-K

              FBA filed a Current Report on Form 8-K on December 17, 1997. Items 2 and 7 reported the acquisition of Surety Bank through a merger with FB California. Included in Item 7 of the Report are the following financial information and pro forma financial information relating to Surety Bank:

         1. Consolidated Balance Sheet as of September 30, 1997 and December 31, 1996 (Unaudited).

         2. Consolidated Statements of Operations for the three and nine months ended September 30, 1997 and 1996 (Unaudited).

         3. Consolidated Statements of Changes in Stockholders' Equity for the year ended December 31, 1996 and the nine months ended September 30, 1997 (Unaudited).

         4. Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 1997 and 1996 (Unaudited).

         5. Audited Consolidated Financial Statements as of and for the years ended December 31, 1996 and 1995.

         6. Pro Forma Combined Condensed Balance Sheet as of December 31,1996 (Unaudited).

         7. Pro Forma Consolidated Condensed Statements of Operations for the nine months ended September 30, 1997 and 1996 and for the year ended December 31, 1996 (Unaudited).

         8.   Notes  to  Pro  Forma  Combined  Condensed   Financial Statements
              (Unaudited).

(c) The index of required exhibits is included beginning on page 20 of this Report.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          First Banks America, Inc.

                                          By: /s/ James F. Dierberg
                                          -------------------------
                                              James F. Dierberg
                                              Chairman of the Board,
                                               President and Chief
                                               Executive Officer
                                               March 26, 1998

                                          By: /s/ Allen H. Blake
                                          ----------------------
                                               Allen H. Blake
                                               Chief Financial Officer
                                                and Principal Accounting
                                                Officer
                                                March 26, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

          Signatures                             Title             Date
          ----------                             -----             ----

  /s/ James F. Dierberg                         Director       March 26, 1998
  ---------------------
  James F. Dierberg

  /s/ Allen H. Blake                            Director       March 26, 1998
  ------------------
  Allen H. Blake

  /s/ Charles A. Crocco. Jr.                    Director       March 26, 1998
  --------------------------
  Charles A. Crocco, Jr.

  /s/ Albert M. Lavezzo                         Director       March 26, 1998
  ---------------------
  Albert M. Lavezzo

  /s/ Edward T. Story, Jr.                      Director        March 26, 1998
  ------------------------
  Edward T. Story, Jr.

  /s/ Mark T. Turkcan                           Director        March 26, 1998
  -------------------
  Mark T. Turkcan

  /s/ Donald W. Williams                        Director        March 26, 1998
  ----------------------
  Donald W. Williams

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

         10(e)* Data Processing Agreement by and between First Serv, Inc. (a subsidiary of First Banks, Inc.) and BankTEXAS N.A., dated December 1, 1994 (filed as Exhibit 10(i) to the Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

         10(f)*          Financial Management Policy by and between First Banks,
                         Inc.  and the  Company,  dated    September  15,  1994
                         (filed as Exhibit  10(j)) to the Annual Report on Form
                         10-K   for   the   year   ended  December 31, 1994 and
                         incorporated herein by reference).

         10(g)* Federal Funds Agency Agreement by and between First Banks, Inc. and the Company, dated September 15, 1994 (filed as Exhibit 10(k) to the Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

         10(h)* Funds Management Policy by and between First Banks, Inc. and BankTEXAS, N.A., dated September 15, 1994 (filed as Exhibit 10(l) to the Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

         10(i)* Management Services Agreement by and between First Banks, Inc. and Sunrise Bank of California dated December 16, 1996 (filed as Exhibit 10(j)) to the Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

         10(j)* Service Agreement by and between First Serv, Inc. and Sunrise Bank of California (relating to data processing services) dated November 21, 1996 (filed as Exhibit 10(k) to the Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

         10(K)*          Federal  Funds Agency  Agreement  by and between  First
                         Banks, Inc. and Sunrise Bank of California dated November 19, 1996 (filed as Exhibit 10(l) to the Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

         10(1)* Funds Management Policy by and between First Banks, Inc. and Sunrise Bank of California dated November 19, 1996 (filed as Exhibit 10(m) to the Annual Report on
                         Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

         10(m) Agreement and Plan of Reorganization dated July 28, 1997, by and between FBA and Sure Bank (filed as
                         Exhibit 2 to the Current Report on Form 8-K dated August 7, 1997 and incorporated herein by reference).

         10(n) Agreement and Plan of Merger by and between FBA and Pacific Bay Bank dated September 22, 1997 (filed as
                         Exhibit 2(b) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

         10(o) Agreement and Plan of Merger by and between FBA and FCB dated October 3, 1997 (filed as Exhibit 2(c) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

         10(p) Promissory note payable to First Banks, Inc. dated November 4, 1997 (filed as Exhibit 10(o) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

         1O(q)* Cost sharing agreement by and among First Bank & Trust, Sunrise Bank of California, Sundowner Corporation and First Banks America, Inc.

         10(r)*          Service Agreement by and between  First Services,  L.P.
                         and BankTEXAS N. A., dated April 1, 1997.

         10(s)*          Service Agreement by and  between First Services, L.P.
                         and First Bank of California, dated April 1, 1997.

         13              1997  Annual  Report to  Stockholders filed  herewith.
                         Portions not specifically incorporated by reference in this Report are not deemed "filed" for the purposes of the Securities Exchange Act of 1934.

         21              Subsidiaries of the Company - filed herewith.

         23(a)           Consent of  Peat Marwick LLP-- filed herewith.

         27              Financial Data Schedule.
 -------------------
* Exhibits designated by an asterisk in this Index to Exhibits relate to management contracts and/or compensatory plans or arrangements.

                                  EXHIBIT 10(Q)

                       COST SHARING AGREEMENT BY AND AMONG
                               FIRST BANK & TRUST
                                  SUNRISE BANK
                            SUNDOWNER CORPORATION AND
                               FIRST BANKS AMERICA

       This Cost Sharing Agreement (the "Agreement") is made this 21st day of January 1997, by and between First Bank & Trust, Irvine, California, a California banking corporation ("First Bank") and Sunrise Bank, Roseville, California, a California banking corporation ("Sunrise"), (each "Bank" and collectively the "Banks") and Sundowner Corp, Inc., a Nevada corporation ("Sundowner Corp.") and First Banks America, Inc. a Delaware corporation ("First Banks America").

       WHEREAS First Bank is currently operating as a commercial and retail bank in the State of California, with offices in Walnut Creek and San Jose, California, as well as Orange County and Los Angeles County, California, and desires to share with Sunrise Bank and Sundowner Corp and First Banks America the costs, benefits and services of certain personnel and

       WHEREAS Sunrise Bank is currently operating as a commercial and retail bank in the State of California, with offices in Roseville, Citrus Heights and San Francisco, California, and desires to share with First Bank the costs, benefits and services of certain personnel, and purchase certain other services from First Bank,

       WHEREAS Sundowner Corp. is a registered Bank Holding Company, and First Banks America is a registered Bank Holding Company, and desire to share with First Bank the costs, benefits and services of certain personnel and purchase certain other services from First Bank,

       WHEREAS First Bank is a wholly-owned subsidiary of First Banks, Inc., a Missouri corporation and a multi-bank and thrift holding company ("FB, Inc.") and

       WHEREAS FB, Inc. has acquired majority control of Sunrise Bank,

       THEREFORE, in consideration of the premises and the mutual terms and provisions set forth in the Agreement, First Bank, Sunrise Bank, Sundowner Corp. and First Banks America hereby agree as follows:

Services to be performed:

       First Bank shall undertake to perform certain services for the benefit of Sunrise Bank, Sundowner Corp. and First Banks America, including, but not limited to those enumerated below, as and when requested by Sunrise Bank or Sundowner Corp. or First Banks America, as the case may be, and approved by First Bank, these services will generally be provided by employees of First Bank, but may include services provided by external sources such as independent contractors or consultants retained by First Bank on behalf of itself and Sunrise Bank and Sundowner Corp. and First Banks America, as the case may be. First Bank will prepare a monthly statement to Sunrise Bank and Sundowner Corp. and First Banks America, respectively, indicating the nature of the services performed, the entity performing such services and the fees charged for such services.

       Sunrise Bank, Sundowner Corp. and First Banks America shall undertake to perform certain services for the benefit of First Bank, including, but not limited to those enumerated below, as and when requested by First Bank and approved by Sunrise Bank, Sundowner Corp. and First Banks America. These services will generally be provided by employees of Sunrise Bank, Sundowner Corp. and First Banks America, but may include services provided by external sources such as independent contractors or consultants retained by Sunrise Bank, Sundowner Corp. and First Banks America on behalf of itself and First Bank. Sunrise Bank, Sundowner Corp. and First Banks America will prepare a monthly statement to First Bank indicating the nature of the services performed, the entity performing such services and the fees charged for such services.

         Notwithstanding anything else contained in this Agreement to the contrary, any such services provided by First Bank to either Sunrise Bank, Sundowner Corp or First Banks America, or by Sunrise Bank, Sundowner Corp or First Banks America to First Bank pursuant to this Agreement shall be provided on terms and conditions including audit standards, that are substantially the same, or at least as favorable to First Bank, Sunrise Bank, Sundowner Corp. or First Banks America as the case may be, as then prevailing at the time for comparable transactions with or not involving other non-affiliated companies, or in the absence of comparable transactions, on terms and under circumstances, including audit standards, that in good faith would be offered to, or would apply to, non-affiliated companies.

       Services performed by employees of First Bank will be billed to Sunrise Bank or Sundowner Corp. or First Banks America, as the case may be, and services performed by employees of Sunrise Bank, Sundowner Corp. or First Banks America will be billed to First Bank, on the most appropriate basis for the type of service provided. For loan officers engaged in the development of new business and marketing, charges will be based on the aggregate loan volume assigned to each officer for each Bank. Generally, services provided by other employees will be charged on the basis of hours required to perform the services using hourly rates established for each employee. Hours billed for exempt employees will be charged based on a maximum of eight hours per day, forty hours per week. Hours billed for non-exempt employees will be charged based on actual hours worked, including any overtime hours for which such employee may have been paid.

       The base rates will be established by dividing each such employee's annualized wages, excluding any overtime compensation by 1,864 hours per year. This amount will be increased by 20% to compensate for the cost of fringe benefits, payroll taxes and the cost of premises, equipment, supplies and other expenses incurred by each Bank on behalf of the employee. Rates for overtime hours of non-exempt employees will be calculated at 150% or 200% of the employee's base rate as may be appropriate for the hours charged.

       Services provided by external sources will be charged at cost. The allocation of costs between the Banks will generally be on the basis of hours expended for each Bank, unless another basis is determined mutually by the Banks to be more appropriate for the particular service and charge.

       Included in the services to be provided will be the following:

       1.    Lending:

             a.        Loan and business development
             b.        Loan administration and support
             c.        Loan collection and workout
             d.        Other lending activities

       2.     Human Resources:

             a.        Human resources administration
             b.        Records and compliance
             c.        Employee recruiting and training
             d.        Payroll administration and benefits
             e.        Other branch administration

       3. Branch administration:

              a.       Branch operations
              b.       Customer service and training
              c.       Data capture and item processing
              d.       Other branch administration activities

       Travel expenses incurred in connection with the performance of services will be charged to each Bank based on the expense reports received from the employees. Travel time, or other non-productive time, will not be charged to the Banks.

Billing of fees:

       Each Bank shall prepare and submit to the other Bank a monthly bill for services rendered in sufficient detail to provide that Bank a basis for evaluating the cost/benefit of items charged. It shall be the responsibility of the Bank preparing the statement to maintain time reports, worksheets and summaries supporting the amounts billed. Such documentation will be furnished to the other Bank, and/or its examiners or auditors upon request.

         Amounts billed will be payable to the billing Bank by either a direct payment or offsetting it against a reciprocal bill submitted to that Bank after approval of payment thereof by the Bank being billed. If either Bank disputes the amounts billed, such Bank will provide to the billing Bank a written explanation of its disagreement and a solution for resolving the dispute. If the Banks are unable to reach an agreement with respect to the disputed items, the disagreement will be resolved by a decision between the Presidents of the Banks. Payments will be due by the last day of the month following the month in which the services were performed. Cost sharing statements will be provided to the other Bank at least five working days prior to payment.

General:

       Each Bank shall make available to the other Bank all records, facilities and personnel reasonably necessary to enable it to perform the services required, which records and other materials shall be returned to that Bank when the services are completed. The Bank performing the services shall furnish the necessary forms and instructions to the other Bank's personnel.

       Each Bank shall give the same care to the other Bank's work as it gives to its own work. However, neither Bank shall warrant the work free of error, and each Bank shall be liable only for its own gross negligence or willful misconduct.

       The services performed under this Agreement by each Bank will be subject to the regulations and examination of the federal or state agencies having supervisory jurisdiction over the Bank to the same extent as if such services were being performed solely by the Bank on its own premises. The provisions of this Agreement are subject to the approval, modification, regulation or ruling of any governmental agency having jurisdiction over each Bank, Sunrise Bank, First Banks or its affiliates. This Agreement shall be binding upon the parties and their successors or assigns, and may only be amended or modified by a writing executed by the parties hereto.

       Each Bank will hold in confidence, during the term and following the termination of this Agreement, all information relating to the other Bank's assets, liabilities, business or affairs, or those of any of its customers, which such Bank may receive in the course of rendering the services hereunder and shall return all confidential information obtained during the performance of the Agreement to the other bank upon termination of the Agreement. Each Bank will make the same effort to safeguard such information as it does to protect its own proprietary data.

       The term of the Agreement is for one year, but it shall be automatically renewable for additional periods of one year each unless any party hereto shall give thirty (30) days' written notice of termination prior to the end of any term to the other parties hereto.

       IN WITNESS WHEREOF, the parties hereto have, by their duly authorized officers executed this Agreement this 21st day of January, 1997.

FIRST BANK & TRUST

By /s/ Terrance M. McCarthy
---------------------------
Its Senior Vice President
-------------------------

SUNRISE BANK

By /s/ Donald W. Williams
-------------------------
Its President
-------------

SUNDOWNER CORPORATION

By /s/ Allen H. Blake
---------------------
Its Vice President
------------------

FIRST BANKS AMERICA

By /s/ Allen H. Blake
---------------------
Its Vice President
------------------

                                  EXHIBIT 10(r)

                                SERVICE AGREEMENT

         This Service Agreement is made and entered into as of the 1st day of April, 1997, by and between First Services, L.P., a Missouri Limited Partnership and BankTEXAS N.A., a banking institution duly organized and existing by virtue of the laws of the United State.

     WHEREAS, BankTEXAS and FIRSTSERV, INC. entered into a Service Agreement dated December 8, 1995, as amended; and

     WHEREAS, said Service Agreement was assigned to First Services, L.P. on or about April 1, 1997; and

     WHEREAS, FIRST SERVICES, L.P. and BankTEXAS desire to amend and restate said Service Agreement in its entirety.

     NOW, THEREFORE, for and in consideration of the mutual promises and covenants contained herein, and the sum of Ten Dollars ($l0.00) in hand paid, each to the other, the receipt and sufficiency of which is hereby acknowledged, the parties agree as follows:


I.       TERMINATION AND REVOCATION

         The Parties hereto hereby revoke, cancel and hold for naught the Service Agreement dated December 8, 1995, as amended, and hereby substitute in its place the Service Agreement herein contained.


II.      SERVICES

     (A) First Services, L.P. shall furnish BankTEXAS data processing and item processing services selected by BankTEXAS from the Product
          and  Price  Schedule   as   per  Attachment 1,  attached   hereto and
          incorporated  herein by   reference thereto.  Additional services may
          be selected upon prior written notice to First Services, L.P. at First Services, L.P.'s then current list price by executing an amended Summary Page.

     (B) First Services, L.P. will provide conversion and training services for the fees specified from the Product and Price Schedule (Attachment 1). Classroom training in the use and operation of the system for the number of BankTEXAS personnel mutually agreed upon in the conversion planning process will be provided at a training
          facility   mutually  agreed   upon.  Conversion  services  are  those
          activities designed to transfer the processing of BankTEXAS's data from its present processing company to First Services, L.P.

     (C)  First Services,   L.P. will  also  provide  Network   Support  Service
          consisting    of  communication  line    monitoring  and   diagnostic
          equipment and support  personnel  to  discover,  diagnose,  repair or
          report line  problems to the   appropriate telephone company. The fee
          for this service is also listed from   the Product and Price Schedule

          (Attachment 1).

     (D) First Services, L.P. shall upon request act as BankTEXAS's designated representative to arrange for the purchase, and installation of data lines necessary to access the First Services, L.P. system. Where requested, additional dial-up lines and equipment to be utilized as a backup to the regular data lines may also be ordered. First Services, L.P. shall bill BankTEXAS for the actual charges incurred for the data lines and for the maintenance of the modems and other interface devices.

     (E) Processing priorities will be determined by mutual agreement of the parties hereto.


III.     TERM

         The term of this Agreement shall be twelve (12) months commencing on April 1, 1997. Upon expiration, the Agreement will automatically renew for successive terms of twelve (12) months each unless either party shall have provided written notice to the other at least one-hundred eighty (180) days prior to the expiration of the then current term, of its intent not to renew. In the event of termination, First Services, L.P. shall provide reasonable time allowance to allow BankTEXAS to convert to another system.


IV.      SOFTWARE/FIRMWARE

         Unmodified third party software or firmware ("Software") may be supplied as part of the Agreement. All such Software shall be provided subject to Software License Agreements.


V.       PRICE AND PAYMENT

     (A) Fees for First Services, L.P.'s services are set forth from the Product and Price Schedule (Attachment 1), including where applicable minimum monthly charges and payment schedules for onetime fees.

     (B)  Standard  Fees  shall  be  invoiced  no  later  than  the   fifteenth
          (15th) of each month for the then current month. Terms of payment shall be net cash. (C) The Base Service Charge listed from the Product and Price Schedule (Attachment 1) shall not change more than once a year and then only upon six (6) months' prior written notice. The fee schedule shall be reviewed annually to ensure fair market value in pricing. Comparisons will be made with peers and other providers of similar services.

    (D) This above limitation shall not apply to pass-thru expenses. A pass-thru expense is a charge for goods or services by First
         Services, L.P. on BankTEXAS's behalf which are to be billed to BankTEXAS without mark-up.

    (E) The fees listed from the Product and Price Schedule (Attachment 1) do not include and BankTEXAS is responsible for furnishing transportation or transmission of information between First Services, L.P.'s data center, BankTEXAS's site and any applicable clearing house, regulatory agency or Federal Reserve Bank. Where BankTEXAS has elected to have First Services, L.P. provide Telecommunication Services, the price for the Services will be provided and billed as a pass-thru expense.

    (F) Network Support Service Fees and Local Network Fees are based upon services rendered from First Services, L.P.'s premises. Off-premise support will be provided upon BankTEXAS's request on an as available basis at First Services, L.P. then current charges for time and materials, plus reasonable travel and living expenses.

VI.      CLIENT OBLIGATIONS

    (A) BankTEXAS shall be solely responsible for the input, transmission or delivery of all information and data required by First Services, L.P. to perform the services except where BankTEXAS has retained First Services, L.P. to handle such responsibilities on its behalf. The data shall be provided in a format and manner approved by First Services, L.P. BankTEXAS will provide at its own expense or procure from First Services, L.P. all equipment, computer software, communication lines and interface devices required to access the First Services, L.P. System. If BankTEXAS has elected to provide such items itself, First Services, L.P. shall provide BankTEXAS with a list of compatible equipment and software.

   (B) BankTEXAS shall designate appropriate BankTEXAS personnel for training in the use of the First Services, L.P. System, shall allow First
         Services,  L.P.  access to BankTEXAS's  site during  normal   business
         hours for conversion and shall cooperate with First Services, L.P. personnel in the conversion and implementation of the services.

   (C) BankTEXAS shall comply with any operating instructions on the use of the First Services, L.P. system provided by First Services, L.P., shall review all reports furnished by First Services, L.P. for accuracy and shall work with First Services, L.P. to reconcile any out of balance conditions. BankTEXAS shall determine and be responsible for the authenticity and accuracy of all information and data submitted to First Services, L.P.

   (D)   BankTEXAS   shall   furnish,  or if  First Services, L.P. agrees to so
         furnish,  reimburse   First  Services,   L.P.  for courier    services
         applicable to the services requested.

VII.     GENERAL ADMINISTRATION

          First Services, L.P. is continually reviewing and modifying the First Services, L.P. system to improve service and to comply with federal government regulations applicable to the data utilized in providing services to BankTEXAS. First Services, L.P. reserves the right to make changes in the service, including, but not limited to operating procedures, security procedures, the type of equipment resident at and the location of First Services, L.P.'s data center. First Services, L.P. will provide
     BankTEXAS at least sixty (60) days prior written notice of changes in procedures or reporting and at least six (6) months prior written notice of changes in service costs.


VIII.    CLIENT CONFIDENTIAL INFORMATION

  (A)   First Services,  L.P. shall  treat all  information  and data  relating
        to    BankTEXAS  business  provided    to   First  Services,   L.P.  by
        BankTEXAS,  or  information  relating  to  BankTEXAS's   customers,  as
        confidential and shall safeguard  BankTEXAS's information with the same
        degree   of  care used to protect First  Services,  L.P.'s confidential information.  First Services, L.P. and BankTEXAS  agree that master and
        transaction    data   files   are owned  by and constitute  property of
        BankTEXAS.   BankTEXAS's   data  and   records   shall  be  subject  to
        regulation and examination by State and Federal supervisory agencies to the same extent as if such information were on BankTEXAS's premises. First Services, L.P.'s obligations under this Section VIII shall survive the termination or expiration of this Agreement.

   (B) First Services, L.P. shall maintain adequate backup procedures including storage of duplicate record files as necessary to reproduce BankTEXAS's records and data. In the event of a service disruption due to reasons beyond First Services, L.P.'s control, First Services, L.P. shall use diligent efforts to mitigate the effects of such an occurrence.



IX.     FIRST SERVICES, L.P. CONFIDENTIAL INFORMATION

     (A) BankTEXAS shall not use or disclose to any third persons any confidential information concerning First Services, L.P. First Services, L.P. confidential information is that which relates to First Services, L.P.'s software, research, development, trade secrets or business affairs including, but not limited to, the terms and conditions of this Agreement but does not include information in the public domain through no fault of BankTEXAS. BankTEXAS's obligations under this Section IX shall survive the termination or expiration of this Agreement.

     (B) First Services, L.P.'s system contains information and computer software which is proprietary and confidential information of First Services, L.P., its suppliers and licensees. BankTEXAS agrees not to attempt to circumvent the devices employed by First Services, L.P. to prevent unauthorized access to the First Services, L.P.'s System.

X.       WARRANTIES

         First Services, L.P. will accurately process BankTEXAS's work provided that BankTEXAS supplies accurate data and follows the procedures described in First Services, L.P.'s User Manuals, notices and advises. First Services, L.P. personnel will exercise due care in the processing of BankTEXAS's work. In the event of an error caused by First Services, L.P.'s personnel, programs or equipment, First Services, L.P. shall correct the data and/or reprocess the affected report at no additional cost to BankTEXAS.


XI.      LIMITATION OF LIABILITY

         IN NO EVENT SHALL FIRST SERVICES, L.P. BE LIABLE FOR LOSS OF GOODWILL, OR FOR SPECIAL, INDIRECT, INCIDENTAL OR CONSEQUENTIAL DAMAGES ARISING FROM BANKTEXAS'S USE OF FIRST SERVICES L.P.'S SERVICES, OR FIRST SERVICES, L.P.'S SUPPLY OF EQUIPMENT OR SOFTWARE, UNDER THIS AGREEMENT REGARDLESS OF WHETHER SUCH CLAIM ARISES IN TORT OR IN CONTRACT. FIRST SERVICES, L.P.'S AGGREGATE LIABILITY FOR ANY AND ALL CAUSES OF ACTION RELATING TO SERVICES PERFORMED HEREUNDER OR ANY DAMAGE OR LOSS INCURRED OR SUSTAINED BY BANKTEXAS RELATING TO THIS AGREEMENT AND THE SERVICES PERFORMED HEREUNDER SHALL BE LIMITED TO THE AMOUNT OF TOTAL FEES PAID BY BANKTEXAS TO FIRST SERVICES, L.P. IN THE THREE (3) MONTH PERIOD PRECEDING THE DATE THE CLAIM ACCRUED. FIRST SERVICES, L.P.'S AGGREGATE LIABILITY FOR A DEFAULT RELATING TO EQUIPMENT OR SOFTWARE SHALL BE LIMITED TO THE AMOUNT PAID FOR THE EQUIPMENT OR SOFTWARE.


XII.     PERFORMANCE STANDARDS

     (A) On-Line Availability - First Services, L.P.'s standard of performance shall be on-line availability of the system 98% of the time that it is scheduled to be so available over a three month period (the "Measurement Period"). Actual on-line performance will be calculated monthly by comparing the number of hours which the system was scheduled to be operational on an on-line basis with the number of hours, or a portion thereof, it was actually operational on an on-line basis. Downtime may be caused by operator error, hardware malfunction or failure, or environmental failures such as loss of power or air conditioning. Downtime caused by reasons beyond First Services, L.P.'s control should not be considered in the statistics.

     (B) Report Availability - First Services, L.P.'s standard of performance for report availability shall be that, over a three (3) month period, ninety-five percent (95%) of all Critical Daily Reports shall be available for remote printing on time without significant errors. A Critical Daily Report shall mean priority group reports which First Services, L.P. and BankTEXAS have mutually agreed in writing are necessary to properly account for the previous day's activity and properly notify BankTEXAS of overdraft, NSF or return items. A significant error is one which impairs BankTEXAS's ability to properly account for the previous days activity and/or properly account for overdraft, NSF or return items. Actual performance will be calculated monthly by comparing the total number of BankTEXAS reports scheduled to be available from First Services, L.P. to the number of reports which were available on time and without error.

     (C) Exclusive Remedy - In the event that First Services, L.P.'s performance fails to meet the standards listed above and such failure is not the result of BankTEXAS's error or omission, BankTEXAS's sole and exclusive remedy for such default shall be the right to terminate this Agreement in accordance with the provisions of this paragraph. In the event that First Services, L.P. fails to achieve any Performance Standards, alone or in combination, for the prescribed measurement period, BankTEXAS shall notify First Services, L.P. of its intent to terminate this agreement if First Services, L.P. fails to restore performance to the committed levels. First Services, L.P. shall advise BankTEXAS promptly upon correction of the system deficiencies (in no event shall corrective action exceed sixty (60) days from the notice date) and shall begin an additional measurement period. Should First Services, L.P. fail to achieve the required Performance Standards during the remeasurement period, BankTEXAS may terminate this Agreement and First Services, L.P. shall cooperate with BankTEXAS to achieve an orderly transition to BankTEXAS's replacement processing system. BankTEXAS may also terminate this Agreement if First Services, L.P.'s performance for the same standard is below the relevant performance standard for more than two (2) measurement periods in any consecutive twelve (12) months or for more than five (5) measurement periods during the term of this agreement. During the period of transition, BankTEXAS shall pay only such charges as are incurred for monthly fees until the date of deconversion. First Services, L.P. shall not charge BankTEXAS for services relating to BankTEXAS's deconversion.

     (D) Audit - BankTEXAS shall have the right to perform reasonable audits, at its cost, upon giving written notice to First Services, L.P. of its intent to do so. First Services, L.P. shall provide, upon request, financial information to BankTEXAS.


XIII.    DISASTER RECOVERY

     (A) A Disaster shall mean any unplanned interruption of the operations of or inaccessibility to the First Services, L.P. data center which appears in First Services, L.P.'s reasonable judgement to require relocation of processing to an alternative site. First Services, L.P. shall notify BankTEXAS as soon as possible after it deems a service outage to be a Disaster. First Services, L.P. shall move the processing of BankTEXAS's standard on-line services to an alternative processing center as expeditiously as possible. BankTEXAS shall maintain adequate records of all transactions during the period of service interruption and shall have personnel available to assist First Services L.P., Inc. in implementing the switch over to the alternative processing site. During a disaster, optional or on-request services shall be provided by First Services, L.P. only to the extent that there is adequate capacity at the alternate center and only after stabilizing the provision of base on-line services.

     (B) First Services, L.P. shall work with BankTEXAS to establish a plan for alternative data communications in the event of a disaster. BankTEXAS shall be responsible for furnishing any additional communications equipment and data lines required under the adopted plan.

     (C) First Services, L.P. shall test its Disaster Recovery Services Plan by conducting one annual test. BankTEXAS agrees to participate in and assist First Services, L.P. with such testing. Test results will be made available to BankTEXAS's regulators, internal and external auditors, and (upon request) to BankTEXAS's insurance underwriters.

     (D) BankTEXAS understands and agrees that the First Services, L.P. Disaster Recovery Plan is designed to minimize but not eliminate risks associated with a disaster affecting First Services, L.P.'s data center. First Services, L.P. does not warrant that service will be uninterrupted or error free in the event of a disaster. BankTEXAS maintains responsibility for adopting a disaster recovery plan relating to disasters affecting BankTEXAS's facilities and for securing business interruption insurance or other insurance as necessary to properly protect BankTEXAS's revenues in the event of a disaster.

XIV.     DEFAULT

     (A) In the event that BankTEXAS is thirty (30) days in arrears in making any payment required, or in the event of any other material default by either First Services, L.P. or BankTEXAS in the performance of their obligations, the affected party shall have the right to give written notice to the other of the default and its intent to terminate this Agreement stating with reasonable particularity the nature of the claimed default. This Agreement shall terminate if the default has not been cured within a reasonable time with a minimum being thirty (30) days from the effective date of the notice.

     (B) Upon the expiration of this Agreement, or its termination, First Services, L.P. shall furnish to BankTEXAS such copies of BankTEXAS's data files as BankTEXAS may request in machine readable format form along with such other information and assistance as or is reasonable and customary to enable BankTEXAS to deconvert from the First Services, L.P. system. BankTEXAS shall reimburse First Services, L.P. for the production of data records and other services at First Services, L.P.'s current fees for such services.

XV.      INSURANCE

         First Services, L.P. carries Comprehensive General Liability insurance with primary limits of two million dollars, Commercial Crime insurance covering Employee Dishonesty in the amount of fifteen million dollars, all-risk replacement cost coverage on all equipment used at First Services, L.P.'s data center and Workers Compensation coverage on First Services, L.P. employees wherever located in the United States. BankTEXAS shall carry adequate insurance to cover liability for source documents while in transit and in case of data loss through errors and omissions.


XVI.    GENERAL

     (A) This Agreement is binding upon the parties and their respective successors and permitted assigns. Neither party may assign this Agreement in whole or in part without the consent of BankTEXAS and/or First Services, L.P., provided, however, that First Services, L.P. may subcontract any or all of the services to be performed under this Agreement without the written consent of BankTEXAS. Any such subcontractors shall be required to comply with all of the applicable terms and conditions of this Agreement.

     (B) The parties agree that, in connection with the performance of their obligations hereunder, they will comply with all applicable Federal, State, and local laws including the laws and regulations regarding Equal Employment Opportunities.

     (C) First Services, L.P. agrees that the Office of Thrift Supervision, FDIC, or other authority will have the authority and responsibility provided to the other regulatory agencies pursuant to the Bank Service Corporation Act, 12 U.S.C. 1867 (C) relating to service performed by contract or otherwise. First Services, L.P., also agrees that its services shall be subject to oversight by the O.C.C., FDIC or state banking departments as may be applicable under laws and regulations pertaining to BankTEXASs's charter and shall, if applicable, provide the O.T.S. DistrictDirector of the district in which the data processing center is located and other state and federal agencies with a copy of First Services, L.P.'s current audit and financial statements and a copy of any current third party review report when a review has been performed.

     (D) Neither party shall be liable for any errors, delays or non-performance due to events beyond its reasonable control including, but not limited to, acts of God, failure or delay of power or communications, changes in law or regulation or other acts of governmental authority, strike, weather conditions or transpor-tation.

     (E) All written notices required to be given under this Agreement shall be sent by Registered or Certified Mail, Return Receipt Requested, postage prepaid, or by confirmed facsimile to the persons and at the addresses listed below or to such other address or person as a party shall have designated in writing.

                First Services, L.P.                    BankTEXAS
                #l First Missouri Center                8820 Westheimer
                St. Louis, Missouri 63l4l               Houston, Texas 77063

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

     (H) No waiver of any of the terms of this Agreement shall be effective unless in writing and signed by the duly authorized representative of the party charged therewith. No waiver of any provision hereof shall extend to or affect any obligation not expressly waived, impair any rights consequent on such obligation or imply a subsequent waiver of that or any other provision.

     (I) This Agreement shall be governed by, construed and interpreted in accordance with the laws of the State of Missouri.

         IN WITNESS WHEREOF, the parties have executed this Agreement the date first above written.


          BankTEXAS                            First Services, L.P.
          8820 Westheimer                      One First Missouri Center
          Houston, Texas 77063                 St. Louis, Missouri  63141



          BY:/s/ David W. Weaver               BY:/s/ Thomas A. Bangert
          ----------------------               ------------------------
                 David Weaver                         Thomas A. Bangert
                 President                             President

                                  Attachment 1
                     BankTEXAS - Product And Price Schedule

                                Effective 4/1/97

              DATA PROCESSING

                                 Accounts
                                     DDA                        per account            $0.50
                                     Savings                    per account            $0.50
                                     Time                       per account            $0.50
                                     Loans                      per account            $0.50
                                     Transactions                  each                $0.01
                                     Terminal Management           each                $5.00
                                     Branch Data Connection        each              $500.00
                                     ATM Management                each              $200.00
                                     Telephone Switch Mgmt         each              $750.00
                                     Other Services           per application        $100.00

              ITEM PROCESSING

                                     Proof                         each               $0.020
                                     POD And EFT                   each               $0.009
                                     Inclearing and Transmission   each               $0.009
                                     DDA                        per account           $0.250
                                     Savings                    per account           $0.050
                                     Time                       per account           $0.020
                                     Loan                                             $0.100

              DEPOSIT SERVICES
                            Customer Accounts               per account                $0.30



Included in Above:
              Charge Backs                                               CIF Management
              Returns                                                    Exception Item Processing
              Stops                                                      Signature Verification
              Wire Transfers                                             Corporate Analysis
              ACH Incoming                                               Cash Management Support
              ACH Origination                                            FirstLink
              Official Checks                                            Control Disbursement
              Money Orders                                               Balance Reporting
              Savings Bonds                                              Research
              Funds Transfer                                             Adjustments
              B Notices 1099s                                            "Due From" Reconciliation
              Kiting                                                     "Due To" Reconciliation
              Holds                                                      FRB Reconciliation's
              Dormant Accounts                                           Application Balancing
              ATM Settlement                                             Records Management
              Debit Card Settlement                                      Savings Bonds

OTHER SERVICES
              Collection System (Cyber Resources)                        Cash Management System (FirstLink)
              Recovery System (Cyber Resources)                          Commercial Analysis
              Asset/Liability (Bankware)                                 Charge Back System
              Optical System (RVI)                                       Teller Platform (ISC)
              MCIF (OKRA)                                                ATM Support
              Loan Documentation (FTI/CFI)                               General Ledger
              Bank Audit                                                 Fixed Asset Interface
              Accounts Payable Interface                                 Interactive Voice
              Remote Laser Printing                                      Card Management System
              ACH Origination                                            Wire Transfer (Fundtec)
              Organization Profitability (IPS)                           NOW Reclassification
              Loan Tracking (Baker Hill)                                 Retrofit/New Releases
              Credit Scoring (Fair Issac)


                                  EXHIBIT 10(s)


                                SERVICE AGREEMENT

         This Service Agreement is made and entered into as of the 1st day of April, 1997, by and between First Services, L.P., a Missouri Limited Partnership and Sunrise Bank, a banking institution duly organized and existing by virtue of the laws of the State of California.

          WHEREAS, SUNRISE BANK and FIRSTSERV, Inc. entered into a Service Agreement dated November 21, 1996;

          WHEREAS, said Service Agreement was assigned to First Services, L.P. on or about April 1, 1997; and

          WHEREAS, FIRST SERVICES, L.P. and SUNRISE BANK desire to amend and restate said Service Agreement in its entirety.

         NOW, THEREFORE, for and in consideration of the mutual promises and covenants contained herein, and the sum of Ten Dollars ($l0.00) in hand paid, each to the other, the receipt and sufficiency of which is hereby acknowledged, the parties agree as follows:


I.       TERMINATION AND REVOCATION

         The Parties hereto hereby revoke, cancel and hold for naught the Service Agreement dated November 21, 1996, and hereby substitute in its place the Service Agreement herein contained.


II.      SERVICES

     (A) First Services, L.P. shall furnish Sunrise Bank data processing and item processing services selected by Sunrise Bank from the Product and Price Schedule as per Attachment 1, attached hereto and incorporated herein by reference thereto. Additional services may be selected upon prior written notice to First Services, L.P. at First Services, L.P.'s then current list price by executing an amended Summary Page.

     (B) First Services, L.P. will provide conversion and training services for the fees specified from the Product and Price Schedule (Attachment 1). Classroom training in the use and operation of the system for the number of Sunrise Bank personnel mutually agreed upon in the conversion planning process will be provided at a training facility mutually agreed upon. Conversion services are those activities designed to transfer the processing of Sunrise Bank's data from its present processing company to First Services, L.P.

     (C) First Services, L.P. will also provide Network Support Service consisting of communication line monitoring and diagnostic equipment and support personnel to discover, diagnose, repair or report line problems to the appropriate telephone company. The fee for this service is also listed from the Product and Price Schedule (Attachment
          1).

     (D) First Services, L.P. shall upon request act as Sunrise Bank's designated representative to arrange for the purchase, and installation of data lines necessary to access the First Services, L.P. system. Where requested, additional dial-up lines and equipment to be utilized as a backup to the regular data lines may also be ordered. First Services, L.P. shall bill Sunrise Bank for the actual charges incurred for the data lines and for the maintenance of the modems and other interface devices.

     (E) Processing priorities will be determined by mutual agreement of the parties hereto.


III.     TERM

         The term of this Agreement shall be twelve (12) months commencing on April 1, 1997. Upon expiration, the Agreement will automatically renew for successive terms of twelve (12) months each unless either party shall have provided written notice to the other at least one-hundred eighty (180) days prior to the expiration of the then current term, of its intent not to renew. In the event of termination, First Services, L.P. shall provide reasonable time allowance to allow Sunrise Bank to convert to another system.


IV.      SOFTWARE/FIRMWARE

         Unmodified third party software or firmware ("Software") may be supplied as part of the Agreement. All such Software shall be provided subject to Software License Agreements.


V.       PRICE AND PAYMENT

     (A) Fees for First Services, L.P.'s services are set forth from the Product and Price Schedule (Attachment 1), including where applicable minimum monthly charges and payment schedules for onetime fees.

     (B) Standard Fees shall be invoiced no later than the fifteenth (15th) of each month for the then current month. Terms of payment shall be net cash.

     (C) The Base Service Charge listed from the Product and Price Schedule (Attachment 1) shall not change more than once a year and then only upon six (6) months' prior written notice. The fee schedule shall be reviewed annually to ensure fair market value in pricing. Comparisons will be made with peers and other providers of similar services.

     (D) This above limitation shall not apply to pass-thru expenses. A pass-thru expense is a charge for goods or services by First Services, L.P. on Sunrise Bank's behalf which are to be billed to Sunrise Bank without mark-up.

     (E) The fees listed from the Product and Price Schedule (Attachment 1) do not include and Sunrise Bank is responsible for furnishing transportation or transmission of information between First Services, L.P.'s data center, Sunrise Bank's site and any applicable clearing house, regulatory agency or Federal Reserve Bank. Where Sunrise Bank has elected to have First Services, L.P. provide Telecommunication Services, the price for the Services will be provided and billed as a pass-thru expense.

     (F) Network Support Service Fees and Local Network Fees are based upon services rendered from First Services, L.P.'s premises. Off-premise support will be provided upon Sunrise Bank's request on an as available basis at First Services, L.P. then current charges for time and materials, plus reasonable travel and living expenses.

VI.      CLIENT OBLIGATIONS

     (A) Sunrise Bank shall be solely responsible for the input, transmission or delivery of all information and data required by First Services, L.P. to perform the services except where Sunrise Bank has retained First Services, L.P. to handle such responsibilities on its behalf. The data shall be provided in a format and manner approved by First Services, L.P. Sunrise Bank will provide at its own expense or procure from First Services, L.P. all equipment, computer software, communication lines and interface devices required to access the First Services, L.P. System. If Sunrise Bank has elected to provide such items itself, First Services, L.P. shall provide Sunrise Bank with a list of compatible equipment and software.

     (B) Sunrise Bank shall designate appropriate Sunrise Bank personnel for training in the use of the First Services, L.P. System, shall allow First Services, L.P. access to Sunrise Bank's site during normal business hours for conversion and shall cooperate with First Services, L.P. personnel in the conversion and implementation of the services.

     (C) Sunrise Bank shall comply with any operating instructions on the use of the First Services, L.P. system provided by First Services, L.P., shall review all reports furnished by First Services, L.P. for accuracy and shall work with First Services, L.P. to reconcile any out of balance conditions. Sunrise Bank shall determine and be responsible for the authenticity and accuracy of all information and data submitted to First Services, L.P.

     (D)  Sunrise Bank shall furnish,  or if First  Services,  L.P. agrees to so
          furnish,   reimburse  First  Services,   L.P.  for  courier   services
          applicable to the services requested.


VII.     GENERAL ADMINISTRATION

                  First Services, L.P. is continually reviewing and modifying the First Services, L.P. system to improve service and to comply with federal government regulations applicable to the data utilized in providing services to Sunrise Bank. First Services, L.P. reserves the right to make changes in the service, including, but not limited to operating procedures, security procedures, the type of equipment resident at and the location of First Services, L.P.'s data center. First Services, L.P. will provide Sunrise Bank at least sixty (60) days prior written notice of changes in procedures or reporting and at least six (6) months prior written notice of changes in service costs.


VIII.    CLIENT CONFIDENTIAL INFORMATION

     (A) First Services, L.P. shall treat all information and data relating to Sunrise Bank business provided to First Services, L.P. by Sunrise Bank, or information relating to Sunrise Bank's customers, as confidential and shall safeguard Sunrise Bank's information with the same degree of care used to protect First Services, L.P.'s confidential information. First Services, L.P. and Sunrise Bank agree that master and transaction data files are owned by and constitute property of Sunrise Bank. Sunrise Bank data and records shall be subject to regulation and examination by State and Federal supervisory agencies to the same extent as if such information were on Sunrise Bank's premises. First Services, L.P.'s obligations under this Section VIII shall survive the termination or expiration of this Agreement.

     (B) First Services, L.P. shall maintain adequate backup procedures including storage of duplicate record files as necessary to reproduce Sunrise Bank's records and data. In the event of a service disruption due to reasons beyond First Services, L.P.'s control, First Services, L.P. shall use diligent efforts to mitigate the effects of such an occurrence.

IX.       FIRST SERVICES, L.P. CONFIDENTIAL INFORMATION

     (A) Sunrise Bank shall not use or disclose to any third persons any confidential information concerning First Services, L.P. First Services, L.P. confidential information is that which relates to First Services, L.P.'s software, research, development, trade secrets or business affairs including, but not limited to, the terms and conditions of this Agreement but does not include information in the public domain through no fault of Sunrise Bank. Sunrise Bank obligations under this Section IX shall survive the termination or expiration of this Agreement.

     (B) First Services, L.P.'s system contains information and computer software which is proprietary and confidential information of First Services, L.P., its suppliers and licensees. Sunrise Bank agrees not to attempt to circumvent the devices employed by First Services, L.P. to prevent unauthorized access to the First Services, L.P.'s System.


X.       WARRANTIES

         First Services, L.P. will accurately process Sunrise Bank's work provided that Sunrise Bank supplies accurate data and follows the procedures described in First Services, L.P.'s User Manuals, notices and L.P.'S AGGREGATE LIABILITY FOR A DEFAULT RELATING TO EQUIPMENT OR SOFTWARE SHALL BE LIMITED TO THE AMOUNT PAID FOR THE EQUIPMENT OR SOFTWARE. advises. First Services, L.P. personnel will exercise due care in the processing of Sunrise Bank's work. In the event of an error caused by First Services, L.P.'s personnel, programs or equipment, First Services, L.P. shall correct the data and/or reprocess the affected report at no additional cost to Sunrise Bank.


XI.      LIMITATION OF LIABILITY

         IN NO EVENT SHALL FIRST SERVICES, L.P. BE LIABLE FOR LOSS OF GOODWILL, OR FOR SPECIAL, INDIRECT, INCIDENTAL OR CONSEQUENTIAL DAMAGES ARISING FROM SUNRISE BANK'S USE OF FIRST SERVICES L.P.'S SERVICES, OR FIRST SERVICES, L.P.'S SUPPLY OF EQUIPMENT OR SOFTWARE, UNDER THIS AGREEMENT REGARDLESS OF WHETHER SUCH CLAIM ARISES IN TORT OR IN CONTRACT. FIRST SERVICES, L.P.'S AGGREGATE LIABILITY FOR ANY AND ALL CAUSES OF ACTION RELATING TO SERVICES PERFORMED HEREUNDER OR ANY DAMAGE OR LOSS INCURRED OR SUSTAINED BY SUNRISE BANK RELATING TO THIS AGREEMENT AND THE SERVICES PERFORMED HEREUNDER SHALL BE LIMITED TO THE AMOUNT OF TOTAL FEES PAID BY SUNRISE BANK TO FIRST SERVICES, L.P. IN THE THREE (3) MONTH PERIOD PRECEDING THE DATE THE CLAIM ACCRUED. FIRST SERVICES,

XII.      PERFORMANCE STANDARDS

     (A) On-Line Availability - First Services, L.P.'s standard of performance shall be on-line availability of the system 98% of the time that it is scheduled to be so available over a three month period (the "Measurement Period"). Actual on-line performance will be calculated monthly by comparing the number of hours which the system was scheduled to be operational on an on-line basis with the number of hours, or a portion thereof, it was actually operational on an on-line basis. Downtime may be caused by operator error, hardware malfunction or failure, or environmental failures such as loss of power or air conditioning. Downtime caused by reasons beyond First Services, L.P.'s control should not be considered in the statistics.

     (B) Report Availability - First Services, L.P.'s standard of performance for report availability shall be that, over a three (3) month period, ninety-five percent (95%) of all Critical Daily Reports shall be available for remote printing on time without significant errors. A Critical Daily Report shall mean priority group reports which First Services, L.P. and Sunrise Bank have mutually agreed in writing are necessary to properly account for the previous day's activity and properly notify Sunrise Bank of overdraft, NSF or return items. A significant error is one which impairs Sunrise Bank's ability to properly account for the previous days activity and/or properly account for overdraft, NSF or return items. Actual performance will be calculated monthly by comparing the total number of Sunrise Bank reports scheduled to be available from First Services, L.P. to the number of reports which were available on time and without error.

     (C) Exclusive Remedy - In the event that First Services, L.P.'s performance fails to meet the standards listed above and such failure is not the result of Sunrise Bank's error or omission, Sunrise Bank's sole and exclusive remedy for such default shall be the right to terminate this Agreement in accordance with the provisions of this paragraph. In the event that First Services, L.P. fails to achieve any Performance Standards, alone or in combination, for the prescribed measurement period, Sunrise Bank shall notify First Services, L.P. of its intent to terminate this agreement if First Services, L.P. fails to restore performance to the committed levels. First Services, L.P. shall advise Sunrise Bank promptly upon correction of the system deficiencies (in no event shall corrective action exceed sixty (60) days from the notice date) and shall begin an additional measurement period. Should First Services, L.P. fail to achieve the required Performance Standards during the remeasurement period, Sunrise Bank may terminate this Agreement and First Services, L.P. shall cooperate with Sunrise Bank to achieve an orderly transition to Sunrise Bank's replacement processing system. Sunrise Bank may also terminate this Agreement if First Services, L.P.'s performance for the same standard is below the relevant performance standard for more than two (2) measurement periods in any consecutive twelve (12) months or for more than five (5) measurement periods during the term of this agreement. During the period of transition, Sunrise Bank shall pay only such charges as are incurred for monthly fees until the date of deconversion. First Services, L.P. shall not charge Sunrise Bank for services relating to Sunrise Bank's deconversion.

     (D) Audit - Sunrise Bank shall have the right to perform reasonable audits, at its cost, upon giving written notice to First Services, L.P. of its intent to do so. First Services, L.P. shall provide, upon request, financial information to Sunrise Bank.


XIII.    DISASTER RECOVERY

     (A) A Disaster shall mean any unplanned interruption of the operations of or inaccessibility to the First Services, L.P. data center which appears in First Services, L.P.'s reasonable judgement to require relocation of processing to an alternative site. First Services, L.P. shall notify Sunrise Bank as soon as possible after it deems a service outage to be a Disaster. First Services, L.P. shall move the processing of Sunrise Bank's standard on-line services to an alternative processing center as expeditiously as possible. Sunrise Bank shall maintain adequate records of all transactions during the period of service interruption and shall have personnel available to assist First Services L.P., Inc. in implementing the switch over to the alternative processing site. During a disaster, optional or on-request services shall be provided by First Services, L.P. only to the extent that there is adequate capacity at the alternate center and only after stabilizing the provision of base on-line services.

     (B) First Services, L.P. shall work with Sunrise Bank to establish a plan for alternative data communications in the event of a disaster. Sunrise Bank shall be responsible for furnishing any additional communications equipment and data lines required under the adopted plan.

     (C) First Services L.P., shall test its Disaster Recovery Services Plan by conducting one annual test. Sunrise Bank agrees to participate in and assist First Services, L.P. with such testing. Test results will be made available to Sunrise Bank's regulators, internal and external auditors, and (upon request) to Sunrise Bank's insurance underwriters.

     (D) Sunrise Bank understands and agrees that the First Services, L.P. Disaster Recovery Plan is designed to minimize but not eliminate risks associated with a disaster affecting First Services, L.P.'s data center. First Services, L.P. does not warrant that service will be uninterrupted or error free in the event of a disaster. Sunrise Bank maintains responsibility for adopting a disaster recovery plan relating to disasters affecting Sunrise Bank's facilities and for securing business interruption insurance or other insurance as necessary to properly protect Sunrise Bank's revenues in the event of a disaster.


XIV.     DEFAULT

     (A) In the event that Sunrise Bank is thirty (30) days in arrears in making any payment required, or in the event of any other material default by either First Services, L.P. or Sunrise Bank in the performance of their obligations, the affected party shall have the right to give written notice to the other of the default and its intent to terminate this Agreement stating with reasonable particularity the nature of the claimed default. This Agreement shall terminate if the default has not been cured within a reasonable time with a minimum being thirty (30) days from the effective date of the notice.

     (B) Upon the expiration of this Agreement, or its termination, First Services, L.P. shall furnish to Sunrise Bank such copies of Sunrise Bank's data files as Sunrise Bank may request in machine readable format form along with such other information and assistance as or is reasonable and customary to enable Sunrise Bank to deconvert from the First Services, L.P. system. Sunrise Bank shall reimburse First Services, L.P. for the production of data records and other services at First Services, L.P.'s current fees for such services.


XV.      INSURANCE

         First Services, L.P. carries Comprehensive General Liability insurance with primary limits of two million dollars, Commercial Crime insurance covering Employee Dishonesty in the amount of fifteen million dollars, all-risk replacement cost coverage on all equipment used at First Services, L.P.'s data center and Workers Compensation coverage on First Services, L.P. employees wherever located in the United States. Sunrise Bank shall carry adequate insurance to cover liability for source documents while in transit and in case of data loss through errors and omissions.

XVI.     GENERAL

     (A) This Agreement is binding upon the parties and their respective successors and permitted assigns. Neither party may assign this Agreement in whole or in part without the consent of Sunrise Bank and/or First Services, L.P., provided, however, that First Services, L.P. may subcontract any or all of the services to be performed under this Agreement without the written consent of Sunrise Bank. Any such subcontractors shall be required to comply with all of the applicable terms and conditions of this Agreement.

     (B) The parties agree that, in connection with the performance of their obligations hereunder, they will comply with all applicable Federal, State, and local laws including the laws and regulations regarding Equal Employment Opportunities.

     (C) First Services, L.P. agrees that the Office of Thrift Supervision, FDIC, or other authority will have the authority and responsibility provided to the other regulatory agencies pursuant to the Bank Service Corporation Act, 12 U.S.C. 1867 (C) relating to service performed by contract or otherwise. First Services, L.P., also agrees that its services shall be subject to oversight by the O.C.C., FDIC or state banking departments as may be applicable under laws and regulations pertaining to Sunrise Bank's charter and shall, if applicable, provide the O.T.S. DistrictDirector of the district in which the data processing center is located and other state and federal agencies with a copy of First Services, L.P.'s current audit and financial statements and a copy of any current third party review report when a review has been performed.

     (D) Neither party shall be liable for any errors, delays or non-performance due to events beyond its reasonable control including, but not limited to, acts of God, failure or delay of power or communications, changes in law or regulation or other acts of governmental authority, strike, weather conditions or transpor-tation.

     (E) All written notices required to be given under this Agreement shall be sent by Registered or Certified Mail, Return Receipt Requested, postage prepaid, or by confirmed facsimile to the persons and at the addresses listed below or to such other address or person as a party shall have designated in writing.

           First Services, L.P.                Sunrise Bank
           #l First Missouri Center            Five Sierragate Plaza
           St. Louis, Missouri 63l4l           Roseveille, California 95678

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

     (H) No waiver of any of the terms of this Agreement shall be effective unless in writing and signed by the duly authorized representative of the party charged therewith. No waiver of any provision hereof shall extend to or affect any obligation not expressly waived, impair any rights consequent on such obligation or imply a subsequent waiver of that or any other provision.

     (I) This Agreement shall be governed by, construed and interpreted in accordance with the laws of the State of Missouri.

         IN WITNESS WHEREOF, the parties have executed this Agreement the date first above written.


Sunrise Bank                                  First Services, L.P.
Five Sierragate Plaza                         One First Missouri Center
Roseville, California 95678                   St. Louis, Missouri  63141



BY:/s/ Donald W. Williams                     BY:/s/ Thomas A. Bangert
-------------------------                     ------------------------
       Donald W. Williams                        Thomas A. Bangert
       Chairman                                 President

                                  Attachment 1
                    Sunrise Bank - Product And Price Schedule

                                Effective 4/1/97

              DATA PROCESSING

                                                      Accounts
                                                            DDA                       10,000     $0.50
                                                            Savings                   10,000     $0.50
                                                            Time                      10,000     $0.50
                                                            Loans                     10,000     $0.50
                                                            Transactions             250,000     $0.01
                                                            Terminal Management       25         $5.00
                                                            Branch Data Connection               Included
                                                            ATM Management                       Included
                                                            Telephone Switch Mgmt                Included
                                                            Other Services                       Included

              ITEM PROCESSING

                            Proof                           200,000                   $0.020
                            POD And EFT                     200,000                   $0.009
                            Inclearing and Transmission      50,000                   $0.009
                            Statements:
                                     DDA                                              $0.250
                                     Savings                                          $0.050
                                     Time                                             $0.100
                                     Loan                                             $0.100

                            Lockbox                                                   $0.020
                            Branch Courier Route                                      $17.00
                            Mail Services                                            $200.00

              DEPOSIT SERVICES
                            Customer Accounts                40,000                    $0.30

Included in Above:
              Charge Backs                                               CIF Management
              Returns                                                    Exception Item Processing
              Stops                                                      Signature Verification
              Wire Transfers                                             Corporate Analysis
              ACH Incoming                                               Cash Management Support
              ACH Origination                                            FirstLink
              Official Checks                                            Control Disbursement
              Money Orders                                               Balance Reporting
              Savings Bonds                                              Research
              Funds Transfer                                             Adjustments
              B Notices 1099s                                            "Due From" Reconciliation
              Kiting                                                     "Due To" Reconciliation
              Holds                                                      FRB Reconciliation's
              Dormant Accounts                                           Application Balancing
              ATM Settlement                                             Records Management
              Debit Card Settlement                                      Savings Bonds

OTHER SERVICES
              Collection System (Cyber Resources)                        Cash Management System (FirstLink)
              Recovery System (Cyber Resources)                          Commercial Analysis
              Asset/Liability (Bankware)                                 Charge Back System
              Optical System (RVI)                                       Teller Platform (ISC)
              MCIF (OKRA)                                                ATM Support
              Loan Documentation (FTI/CFI)                               General Ledger
              Bank Audit                                                 Fixed Asset Interface
              Accounts Payable Interface                                 Interactive Voice
              Remote Laser Printing                                      Card Management System
              ACH Origination                                            Wire Transfer (Fundtec)
              Organization Profitability (IPS)                           NOW Reclassification
              Loan Tracking (Baker Hill)                                 Retrofit/New Releases
              Credit Scoring (Fair Issac)


                                   EXHIBIT 13








                            FIRST BANKS AMERICA, INC.

                               1997 ANNUAL REPORT

                            FIRST BANKS AMERICA, INC.

                                TABLE OF CONTENTS





                                                                          Page

LETTER TO SHAREHOLDERS...................................................   1

SELECTED CONSOLIDATED AND OTHER FINANCIAL DATA...........................   2

MANAGEMENT'S DISCUSSION AND ANALYSIS.....................................   3

QUARTERLY CONDENSED FINANCIAL DATA - UNAUDITED...........................  24

FINANCIAL STATEMENTS:

CONSOLIDATED BALANCE SHEETS..............................................  25

CONSOLIDATED STATEMENTS OF OPERATIONS....................................  27

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY...............  28

CONSOLIDATED STATEMENTS OF CASH FLOWS....................................  29

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............................  30

INDEPENDENT AUDITORS' REPORT.............................................  47

DIRECTORS AND SENIOR MANAGEMENT..........................................  48

INVESTOR INFORMATION.....................................................  49

To Our Shareholders, Customers and Friends:

     We are pleased to report our accomplishments and continued progress toward achieving First Banks America's long term objective of becoming a premier provider of financial services. Most notable is our progress in improving earnings, which increased by 103% to $3.18 million for 1997, from $1.57 million for 1996. Earnings per share, on a diluted basis, increased by 118% to $0.87 from $0.40 for the years ended December 31, 1997 and 1996, respectively.

     In my letter to you last year, I stated the development of our banking franchise may place us in new or noncontigious market areas and serve as a basis to augment our internal growth. Consistent with this strategy, First Banks America completed its acquisition of Surety Bank, Vallejo, California on December 1, 1997 providing total assets of $72.8 million. In addition, on February 2, 1998, First Banks America completed its acquisitions of First Commercial Bancorp, Inc., and its wholly owned subsidiary, First Commercial Bank, Sacramento, California, and Pacific Bay Bank, San Pablo, California, providing combined assets in excess of $225 million. Together with Sunrise Bank of California, which was acquired in late 1996, First Banks America has established a solid presence in the Sacramento - San Francisco corridor with total assets of $415 million and 11 full service banking locations. Recognizing the growth potential of this region, First Banks America will aggressively support the expansion of its commercial and retail business development staff.

     Underlying the improvement in earnings is the performance of BankTEXAS, a wholly owned subsidiary. The earnings momentum reflects management's success in repositioning the loan portfolio from predominantly indirect automobile loans to a diversified loan portfolio, now including commercial and financial, real estate construction and commercial and residential real estate loans. This lending strategy, which focuses on serving and meeting the needs of local businesses and consumers, has facilitated the development of our commercial and retail deposit base, which remains the most stable and cost-effective source of funds.

     First Banks America's strategic objectives are few and clearly stated. Simply said, we will strive for progressive and profitable growth through the continued development of our existing franchise, augmented by the acquisition of other financial institutions.

     With First Banks America's consolidated assets approaching $700 million, an increase in diluted earnings per share of 118% and a presence in several major market areas, it is not surprising the market value of our stock has improved dramatically, reaching $23.19 at year end, up 129%, over a year ago.

     In closing, I would like to take this opportunity to welcome our new shareholders, joining us through the acquisitions of Surety Bank and First Commercial, and to extend our sincerest appreciation for the dedication of our employees, the loyalty of our customers and the continued support of our existing shareholders.

Sincerely,



James F. Dierberg
Chairman of the Board, President
   and Chief Executive Officer

                            FIRST BANKS AMERICA, INC.

                 Selected Consolidated and Other Financial Data


     The following table presents selected consolidated financial information for First Banks America, Inc. and subsidiaries (FBA or the Company) for each of the years in the five-year period ended December 31, 1997. The comparability of the selected data presented is affected by the acquisitions of Surety Bank and Sunrise Bank of California on December 1, 1997 and November 1, 1996,
respectively. These acquisitions were accounted for as purchases and, accordingly, the selected data includes the financial position and results of operations of each acquired entity only for the periods subsequent to its date of acquisition.

                                                                        Year ended December 31,
                                                          -------------------------------------
                                                          1997        1996        1995          1994         1993
                                                          ----        ----        ----          ----         ----
                                                          (dollars expressed in thousands, except per share data)
Income statement data:
    Interest income..................................  $ 28,883      21,446      22,427        22,649        21,966
    Interest expense.................................    12,834       9,993      11,218        11,072         9,750
                                                       --------    --------      ------        ------      --------
    Net interest income..............................    16,049      11,453      11,209        11,577        12,216
    Provision for possible loan losses...............     2,000       1,250       5,826         1,258           490
                                                       --------    --------      ------        ------      --------
    Net interest income after provision for
      possible loan losses...........................    14,049      10,203       5,383        10,319        11,726
    Noninterest income...............................     2,564       1,848        (126)       (4,511)        3,068
    Noninterest expense..............................    11,676       9,480      11,160        16,174        14,575
                                                       --------    --------      ------        ------      --------
    Income (loss) before provision (benefit) for
      income taxes...................................     4,937       2,571      (5,903)      (10,366)          219
    Provision (benefit) for income tax expense.......     1,758       1,002      (2,083)       (9,461)           --
                                                       --------    --------      ------        ------      --------
    Net income (loss)................................  $  3,179       1,569      (3,820)         (905)          219
                                                       ========    ========      ======        ======      ========

Dividends:
    Common stock.....................................  $     --          --          --            --            --
    Ratio of total dividends declared to net income..        --%         --%         --%           --%           --%

Per share data:
    Earnings (loss) per share:
      Basic..........................................  $   0.88         0.42       (0.99)        (0.41)         0.17
      Diluted........................................      0.87         0.40       (0.99)        (0.41)         0.14
    Weighted average common stock outstanding
     (in thousands)..................................     3,607        3,763       3,870         2,181         1,290

Balance sheet data (at year end):
    Investment securities............................  $ 83,791       86,910      39,337        61,400       160,158
    Loans, net of unearned discount..................   313,437      241,874     192,573       203,314       167,732
    Total assets.....................................   451,256      375,182     296,583       331,790       368,608
    Total deposits...................................   383,942      319,806     249,263       241,570       242,897
    Note payable ....................................    14,500       14,000       1,054         1,054         1,054
    Stockholders' equity.............................    39,864       33,498      35,258        39,714        14,952

Earnings ratios:
    Return on average total assets...................      0.84%        0.52%      (1.20)%       (0.25)%        0.07%
    Return on average stockholders' equity...........      9.17         4.48      (10.10)        (3.66)         1.49

Asset quality ratios:
    Allowance for possible loan losses to loans......      2.14         2.54        2.71          1.36          1.57
    Nonperforming loans to loans (1).................      0.77         0.87        0.29          0.14          0.37
    Allowance for possible loan losses to
      nonperforming loans (1)........................    278.52       293.41      952.28        940.61        423.95
    Nonperforming assets to loans and foreclosed
      assets (2).....................................      0.89         1.19        0.81          0.90          2.22
    Net loan charge-offs to average loans............      0.59         1.44        1.63          0.62          0.52

Capital ratios:
    Average stockholders' equity to average
     total assets....................................      9.19        11.62       11.88          6.80          4.40
    Total risk-based capital ratio...................      7.89         7.64       11.69         17.50          8.47
    Leverage ratio...................................      6.11         5.31        8.38         11.97          4.27

----------------------
(1) Nonperforming loans consist of nonaccrual loans and loans with restructured terms.
(2) Nonperforming assets consist of nonperforming loans and foreclosed assets.


      The discussion set forth in the Letter to Shareholders and Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward looking statements with respect to the financial condition, results of operations and business of the Company. These forward looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause actual results to differ materially from those contemplated by the forward looking statements herein include general market conditions as well as conditions specifically affecting the banking industry generally and factors having a specific impact on the Company, including but not limited to fluctuations in interest rates and in the economy; the impact of laws and regulations applicable to the Company and changes therein; competitive conditions in the markets in which the Company conducts its operations; and the ability of the Company to respond to changes in technology. With regard to the Company's efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include the potential for higher than acceptable operating costs arising from the geographic dispersion of the offices of FBA, as compared with competitors operating solely in contiguous markets; the competition of larger acquirers with greater resources than FBA; fluctuations in the prices at which acquisition targets may be available for sale and in the market for the Company's securities; and the potential for difficulty or unanticipated costs in realizing the benefits of particular acquisition transactions. Readers of this Annual Report should therefore not place undue reliance on forward-looking statements.

Company Profile

      FBA is a registered bank holding company incorporated in Delaware and headquartered in St. Louis County, Missouri. At December 31, 1997, FBA had $451.3 million in total assets, $313.4 million in total loans, net of unearned discount, $383.9 million in total deposits and $39.9 million in total stockholders' equity. FBA operates through two wholly owned bank subsidiaries, BankTEXAS N.A., headquartered in Houston, Texas (BankTEXAS), and First Bank of California (FB California), headquartered in Roseville, California (Subsidiary Banks). As discussed under "--Acquisitions," FB California represents a newly-formed California state bank resulting from the merger of Sunrise Bank of California, Roseville, California (Sunrise Bank), which was acquired by FBA in 1996, and Surety Bank, Vallejo, California, which was acquired by FBA on December 1, 1997.

      Through the Subsidiary Banks' six banking locations in Houston, Dallas, Irving and McKinney, Texas, and four banking locations in Roseville, Rancho Cordova, Vallejo and Fairfield, California, FBA offers a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial and industrial, commercial and residential real estate, real estate construction and development and consumer loans. Other financial services include automatic teller machines, telephone account access, cash management services, credit related insurance and safe deposit boxes.

      FBA centralizes overall corporate policies, procedural and administrative functions, and operational support functions for the Subsidiary Banks. Primary responsibility for managing the Subsidiary Banks remains with its officers and directors.

      The following table lists the Subsidiary Banks at December 31, 1997:

                                                                     Loans, net of
                                        Number of        Total         unearned            Total
                                        Locations       assets         discount          deposits
                                        ---------       ------         --------          --------
                                                     (dollars expressed in thousands)
           BankTEXAS..................      6         $ 267,152          176,341         231,175
           FB California..............      4           179,999          137,096         152,825

      As discussed under "--Acquisitions," at December 31, 1997, FBA had two pending acquisitions which were consummated in February 1998: First Commercial Bancorp, Inc. (FCB), and its wholly owned subsidiary, First Commercial Bank (First Commercial), Sacramento, California, and Pacific Bay Bank, San Pablo, California. Both First Commercial and Pacific Bay Bank were merged into FB California in February 1998.

      FBA is majority owned by First Banks, Inc., St. Louis, Missouri (First Banks). As discussed under "--Capital," First Banks owns 100% of the Class B common stock, which represented 65.9% of the outstanding voting stock of FBA at December 31, 1997, and accordingly, has effective control over the management and policies of FBA and the election of its directors.

General

      FBA believes for a financial institution to prosper in the current environment of rapid restructuring and consolidation in the banking industry, and intense competition both within the industry and from non-banking entities, FBA must achieve a size sufficient to enable it to take advantage of many of the efficiencies available to its much larger competitors. Failure to achieve this growth would place FBA at a competitive disadvantage relative to those larger competitors with respect to its costs of operation which, over time, will be an increasingly difficult obstacle to overcome. FBA also believes that internal growth alone will not be sufficient to advance FBA to the size which is necessary within an acceptable time frame. Therefore, FBA views a combination of internal growth and acquisitions as the means which will be necessary to achieve its growth objectives.

      Although FBA originally viewed Texas, particularly the Dallas and Houston areas, as its primary acquisition area, during 1995 and 1996, prices for acquisitions escalated sharply in those areas. Acquisitions at the prices required to successfully consummate these transactions would have caused substantial diminution in the economic benefits which FBA envisioned would be available in its acquisition program. This resulted in FBA evaluating California for acquisition candidates, where acquisition pricing was considerably more favorable. This led to FBA's identification and acquisition of Sunrise Bank in November 1996 and Surety Bank in December 1997, as well as the acquisitions of FCB and Pacific Bay Bank completed in February 1998.

      While this acquisition strategy was in process, FBA was also building the infra-structure necessary to accomplish its objectives for internal growth. This included significantly expanding the commercial and financial, commercial real estate and real estate construction business development staff, enhancing the retail service delivery organization and systems, improving overall asset quality and changing the composition of the loan portfolio. Prior to 1995, FBA's lending strategy had been focused on consumer lending, particularly indirect automobile lending. As of December 31, 1994, consumer loans, net of unearned discount, constituted 78.5% of FBA's loan portfolio, while commercial and financial, commercial real estate and real estate construction loans constituted 17.2% of the portfolio. However, in 1995, FBA began experiencing substantial asset quality problems within the indirect automobile loan portfolio, resulting in provisions for loan losses of $5.83 million in 1995 and $1.25 million in 1996. Furthermore, indirect automobile lending is an extremely competitive market in which the interest yields available to lenders are substantially less than other types of lending and not sufficient to compensate lenders for losses of that magnitude. Consequently, with the expansion of its business development staff, FBA began building its portfolio of commercial and real estate development loans, while allowing its portfolio of indirect automobile loans to decrease. By December 31, 1997, consumer loans, net of unearned discount, had decreased to 21.8% of the loan portfolio, while commercial and financial, commercial real estate and real estate construction loans had increased to 65.6% of the portfolio.

      Although significant expenses were incurred by FBA in the amalgamation of newly acquired entities into its corporate culture and systems, and in the expansion of its organizational capabilities, the earnings of the acquired entities and the improved net interest income resulting from the transition in the composition of the loan portfolio have contributed to improving net income during 1997. For the year ended December 31, 1997, net income was $3.18 million, compared with $1.57 million in 1996 and a net loss of $3.82 million in 1995.

Acquisitions

      In enhancing its banking franchise, FBA places emphasis upon acquiring other financial institutions as a means of accelerating its growth to significantly expand its presence in a given market, to increase the extent of its market area or to enter new or noncontiguous market areas. After an acquisition is consummated, FBA will enhance the franchise of the acquired entity by supplementing the marketing and business development efforts to broaden the customer bases, strengthening particular segments of the business or filling voids in the overall market coverage. In addition, the acquisition program enables FBA to further leverage the operational support services available to it through First Banks, and to provide the products and services typically available only through such a larger organization. In meeting its growth objectives under the acquisition program, FBA will utilize cash, borrowings and the issuance of additional common stock.

      On November 1, 1996, FBA completed its acquisition of Sunrise Bancorp, a California corporation (Sunrise), and its wholly owned subsidiary, Sunrise Bank, a California state chartered bank headquartered in Roseville, California, for $17.5 million in cash. At the time of the transaction, Sunrise had $110.8 million in total assets, $17.7 million in investment securities, $61.1 million in total loans, net of unearned discount, and $91.1 million in deposits. Sunrise conducts its business through two banking locations in Roseville and Rancho Cordova, California. Sunrise was merged into a subsidiary of FBA. On December 1, 1997, Sunrise Bank was merged into FB California.

      On December 1, 1997, FBA completed its acquisition of Surety Bank, a California state chartered bank headquartered in Vallejo, California, for $3.8 million in cash and 264,622 shares of FBA common stock. At the time of the transaction, Surety Bank had $72.8 million in total assets, $11.8 million in investment securities, $54.4 million in total loans, net of unearned discount, and $67.5 million in deposits. Surety Bank conducts its banking business through two banking locations in Vallejo and Fairfield, California. Surety Bank was merged into FB California.

      At December 31, 1997, FBA had two pending acquisitions which were consummated in February 1998, FCB and its wholly owned subsidiary, First Commercial, headquartered in Sacramento, California, and Pacific Bay Bank, headquartered in San Pablo, California. FCB operates through First Commercial, which has six banking locations located in Sacramento, Roseville (2), Concord, Campbell and San Francisco, California. At December 31, 1997, FCB had $191.6 million in total assets, $64.4 million in investment securities, $118.0 million in total loans, net of unearned discount, and $172.6 million in deposits. Pacific Bay Bank has one banking location in San Pablo, California and one loan production office in Lafayette, California. At December 31, 1997, Pacific Bay Bank had $37.5 million in total assets, $1.9 million in total interest-bearing deposits with other financial institutions, $29.3 million in total loans, net of unearned discount, and $33.9 million in deposits. Both First Commercial and Pacific Bay Bank were merged into FB California in February 1998.

      FCB was majority owned by First Banks. First Banks' ownership interest in FBA would have been 70.4% of the outstanding voting stock of FBA at December 31, 1997 had the acquisition of FCB been completed on that date.

Financial Condition and Average Balances

     FBA's average total assets were $377.3 million, $301.5 million and $318.1 million for the years ended December 31, 1997, 1996 and 1995, respectively. For 1997, total average assets increased by $75.8 million primarily due to the acquisitions of Surety Bank and Sunrise Bank on December 1, 1997 and November 1, 1996, respectively, and internal loan growth resulting from the expansion of the business development staff. For 1996, total average assets decreased by $16.6 million reflecting the continuation of the reduction in average loans and investment securities which began in 1995, partially offset by the assets provided by the acquisition of Sunrise Bank.

     Loans, net of unearned discount, averaged $247.0 million, $185.2 million and $205.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. During 1995, average loans increased by $22.4 million, reflecting FBA's prior emphasis on indirect automobile lending. As more fully discussed under "--Net Interest Income," during the second quarter of 1995, FBA elected to reduce the level of originations of indirect automobile loans. Accordingly, indirect automobile loans, which initially increased from $147.7 million at December 31, 1994 to $159.5 million at June 30, 1995, has subsequently decreased to $61.4 million, $86.6 million and $130.3 million at December 31, 1997, 1996 and 1995, respectively. At the same time, FBA expanded its corporate banking activities resulting in the increase of the commercial and financial, commercial real estate and real estate construction loan portfolios to $205.7 million and $134.7 million at December 31, 1997 and 1996, respectively, including the loans provided by the acquisition of Surety Bank and Sunrise Bank, from $49.2 million at December 31, 1995.

     Investment securities, which had increased to an average of $141.7 million for the year ended December 31, 1994, averaged $82.5 million, $59.9 million and $74.7 million for the years ended December 31, 1997, 1996 and 1995, respectively. The increase during 1994 resulted from an investment strategy which FBA implemented during 1992 whereby funds were borrowed, principally through repurchase agreements and advances from the Federal Home Loan Bank
(FHLB), which were in turn used to purchase investment securities. This strategy resulted in a corresponding increase in average short-term borrowings for these same periods. As more fully discussed under "--Net Interest Income," this strategy resulted in a declining net interest income and net interest margin.

     Recognizing the need to improve the net interest income and net interest margin, during 1994 FBA commenced the process of restructuring its investment portfolio. The restructuring process consisted initially of hedging the existing investment security portfolio in an attempt to reduce the overall interest rate risk to a more acceptable level. At the same time, FBA began disposing of securities which had greater interest rate risk and reducing the level of short-term borrowings. Remaining funds generated in this process were invested in shorter-term securities which generally have less interest rate risk. The restructuring of the investment security portfolio was completed during 1995 and resulted in a reduction in the average balance of investment securities of $67.0 million for the year ended December 31, 1995. For 1996, the average balance of investment securities decreased by $14.8 million, reflecting the remaining impact of the restructuring which was completed during 1995.

      The average balance of investment securities increased for the year ended December 31, 1997 by $22.6 million. The increase is attributable to the securities provided by the acquisitions of Surety Bank and Sunrise Bank.

     Deposits are the primary funding source for FBA and are acquired from a broad base of local markets, including both individual and corporate customers. For 1997, average deposits were $316.5 million, an increase of $61.9 million, from $254.6 million for 1996. Average deposits increased $9.3 million during 1996, to $254.6 million from $245.3 million for the years ended December 31, 1996 and 1995, respectively. These increases are primarily attributable to the acquisitions of Surety Bank and Sunrise Bank.

     The average balance of promissory notes payable and short-term borrowings decreased to $19.4 million and $7.2 million for the years ended December 31, 1997 and 1996, respectively, from $31.5 million for 1995. The decrease in the average balance during 1996 is attributable to a strategic decision to reduce FBA's dependence on short-term borrowings as a funding source for its investment security portfolio. The increase in the average balance for 1997 is attributable to borrowings under FBA's promissory note payable to facilitate its funding of acquisitions.

     Stockholders' equity averaged $34.7 million, $35.0 million and $37.8 million for the years ended December 31, 1997, 1996 and 1995, respectively. The decreases are primarily attributable to the repurchases of common stock for treasury, repurchases of an outstanding warrant and an option to purchase common stock and a net loss of $3.8 million for the year ended December 31, 1995, partially offset by net income of $3.2 million and $1.6 million for the years ended December 31, 1997 and 1996, respectively.

     In addition, effective December 31, 1994, stockholders' equity includes the impact of implementing an accounting adjustment referred to as a "quasi-reorganization" as approved by the Board of Directors of FBA. In accordance with the accounting provisions applicable to a quasi-reorganization, the assets and liabilities of FBA were adjusted to their fair value and the accumulated deficit was eliminated. Fair value adjustments included a reduction in the carrying value of bank premises and equipment of $4.4 million and the elimination of the net fair value adjustment for securities available for sale of $1.1 million. As a result of implementing the quasi-reorganization, stockholders' equity was reduced by $3.1 million. The implementation of the quasi-reorganization did not have a significant impact on the results of operations of FBA.

     The  following  table  sets forth  certain  information  relating  to FBA's average balance sheets, and reflects the average yield earned on interest-bearing assets, the average cost of interest-bearing liabilities and the resulting net interest income for the periods indicated.

                                                                   Years ended December 31,
                                   ---------------------------------------------------------------------------------------
                                              1997                          1996                           1995
                                   -------------------------      -------------------------    ---------------------------
                                            Interest                      Interest                       Interest
                                   Average   income/ Average      Average  income/  Average    Average    income/  Average
                                   balance   expense  rate        balance  expense   rate      balance    expense   rate
                                   -------   -------  ----        -------  -------   ----      -------    -------   ----
                                                           (dollars expressed in thousands)
Earning assets:
   Time deposits with banks....... $  1,019      58    5.69%     $ 19,813   1,062     5.36%   $  4,693        319    6.80%
   Investment securities (2)(3)...   82,546   5,073    6.15        59,917   3,519     5.87      74,687       4,47    5.99
Federal funds sold and securities
    purchased under agreements to
    resell........................   10,922     593    5.43         7,023     371     5.28       2,961        173    5.84
   Loans (1) (2) .................  247,005   3,159    9.38       185,154   6,494     8.91     205,288     17,462    8.51
                                   --------  ------              --------  ------              -------     ------
     Total earning assets           341,492  28,883    8.46       271,907  21,446     7.89     287,629     22,427    7.80
                                             ------                        ------                          ------
Nonearning assets.................   35,792                        29,579                       30,508
                                   --------                      --------                     --------
     Total assets................. $377,284                      $301,486                     $318,137
                                   ========                      ========                     ========
Interest-bearing liabilities:
   Interest-bearing demand and
     savings deposits............. $121,125   3,524     2.91     $ 81,857    2,341     2.86%  $ 79,633      2,481    3.12%
   Time deposits of $100 or more..   29,614   1,631     5.51       25,294    1,409     5.57     23,305      1,300    5.58
   Other time deposits............  112,892   6,159     5.46      100,803    5,551     5.51     98,067      5,148    5.25
                                   --------  ------              --------   ------            --------     ------
      Total interest-bearing
          deposits...............   263,631  11,314     4.29      207,954    9,301     4.47    201,005      8,929    4.44
   Notes payable and short-term
     borrowings (3)..............    19,400   1,520     7.84        7,195      692     9.62     31,491      2,289    7.27
                                   --------   -----               -------   ------             -------      -----
     Total interest-bearing
          liabilities............   283,031  12,834     4.53      215,149    9,993     4.64    232,496     11,218    4.83
                                             ------                                    ----                ------
Non-interest-bearing liabilities:
   Demand deposits...............    52,893                        46,684                       44,251
   Other liabilities.............     6,674                         4,611                        3,584
                                   --------                      --------                     --------
     Total liabilities...........   342,598                       266,444                      280,331
   Stockholders' equity..........    34,686                        35,042                       37,806
                                   --------                      --------                     --------
     Total liabilities and
          stockholders' equity...  $377,284                      $301,486                     $318,137
                                   ========                      ========                     ========
Net interest income.........                16,049                          11,453                        11,209
                                           =======                           ======                       ======
Interest rate spread........                          3.93%                          3.25%                          2.97%
Net interest margin.........                          4.70                           4.21                           3.90
                                                      ====                           ====                           ====

---------------
(1)  Nonaccrual loans are included in the average loan amounts.
(2)  FBA has no tax-exempt income.
(3)  Includes the effect of an interest rate exchange agreement.


     The following table indicates the changes in interest income and interest expense which are attributable to changes in average volume and changes in average rates, in comparison with the same period in the preceding year. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the dollar amounts of the change in each.

                                              December 31, 1997 compared             December 31, 1996 compared
                                                 to December 31, 1996                   to December 31, 1995
                                            ------------------------------         -------------------------
                                                                      Net                                  Net
                                              Volume      Rate      Change         Volume      Rate      Change
                                              ------      ----      ------         ------      ----      ------
                                                              (dollars expressed in thousands)
Earning assets:
   Time deposits with banks...............  $(1,073)       69      (1,004)           795        (52)       743
   Investment securities (1) (2)..........    1,380       174       1,554           (866)       (88)      (954)
   Federal funds sold and
     securities purchased under
     agreements to resell.................      211         11        222            213        (15)       198
   Loans (2)..............................    5,756        909      6,665         (1,859)       891       (968)
                                            -------     ------     ------          -----      -----       ----
         Total interest income............    6,274      1,163      7,437         (1,717)       736       (981)
                                            -------     ------     ------          -----      -----       ----
Interest-bearing  liabilities:
   Interest-bearing demand
     and savings deposits.................    1,142         41      1,183             71       (211)      (140)
   Time deposits of $100 or more .........      238        (16)       222            111         (2)       109
   Other time deposits....................      657        (49)       608            145        258        403
   Notes payable and short-
     term borrowings (1)..................      929       (101)       828          (3,462)    1,865     (1,597)
                                            -------     -------    ------          ------     -----     ------
         Total interest expense...........    2,966       (125)     2,841          (3,135)    1,910     (1,225)
                                            -------     -------    ------          ------     -----     ------
         Net interest income..............  $ 3,308      1,288      4,596           1,418    (1,174)       244
                                            =======     ======     ======          ======     ======    ======
------------------------
(1)   Includes the effect of an interest rate exchange agreement.
(2)   FBA has no tax-exempt income.

Net Interest Income

     The primary source of FBA's income is net interest income, which is the difference between the interest earned on assets and the interest paid on liabilities. Net interest income was $16.0 million, or 4.70% of average earning assets, for the year ended December 31, 1997, compared with $11.5 million, or 4.21% of average earning assets, and $11.2 million, or 3.90% of average earning assets, for the years ended December 31, 1996 and 1995, respectively.

     FBA's loan portfolio, which represents its primary interest-earning asset and source of net interest income, previously consisted primarily of fixed rate indirect automobile loans. As interest rates began to increase during 1994, the yield on this fixed rate portfolio remained relatively constant. Furthermore, intense competition for automobile loans, particularly from nonbank entities, caused market rates to increase more slowly than interest rates in general. Consequently, both the amounts and rates at which new loans were originated were less than anticipated. The combination of these factors and the continued repayments of the older loans, caused the yield on the loan portfolio to increase by only 20 basis points to 8.51% for the year ended December 31, 1995, compared with 8.31% for the year ended December 31, 1994. At the same time, FBA's cost of interest-bearing deposits, the principal source of funding for the loan portfolio, increased by 80 basis points to 4.44% for the year ended December 31, 1995, from 3.64% for the year December 31, 1994.

     During this same time frame, FBA was following an investment strategy whereby funds were borrowed, principally short-term borrowings, which were invested in mortgage-backed securities. While initially generating an incremental spread, as rates increased in 1994, this contribution to net interest margin was substantially reduced.

     The following is a comparison of the yield earned on the investment portfolio and the cost of short-term borrowings for the years ended December 31, 1995 and 1994:

                                                               1995       1994
                                                               ----       ----
      Average yield on investment securities................   5.99%      4.91%
      Average cost of borrowings............................   7.27       4.35
                                                               ----       ----
      Interest spread.......................................  (1.28)%     0.56%
                                                               ====       ====

     Concerned with its interest rate risk profile and the overall impact of further increases in interest rates, FBA began the process of restructuring its investment securities portfolio and repositioning its loan portfolio in the latter part of 1994. The restructuring process included sales of investment securities of $48.9 million and $113.9 million, resulting in net losses of $3.0 million and $7.1 million for the years ended December 31, 1995 and 1994, respectively. To reposition the loan portfolio, FBA significantly expanded its ability to originate commercial and financial, commercial real estate and real estate construction and development loans while maintaining a presence in the indirect automobile lending business. The current composition of the loan portfolio and the changes over the past five years are presented under, "--Loans and Allowance for Possible Loan Losses."

     The culmination of FBA's efforts in repositioning its loan portfolio and the restructuring of the investment securities portfolio has resulted in an improvement of the net interest margin to 4.70% of average interest-earning assets for 1997, from 4.21% and 3.90% for 1996 and 1995, respectively. Specifically, this improvement is attributable to the increase in the average yield on the loan portfolio to 9.38% for 1997, from 8.91% for 1996. In addition, the cost of interest-bearing liabilities decreased to 4.53% for 1997, from 4.64% for 1996. This decrease in the cost of interest-bearing liabilities is primarily attributable to the reduction in short-term borrowings, which has represented a higher cost source of funds.

Comparison of Results of Operations for 1997 and 1996

     Net Income. Net income for the year ended December 31, 1997 improved to $3.18 million from $1.57 million for the same period in 1996, an increase of 103%. This improvement is primarily attributable to net interest income. As previously discussed, net interest income increased by $4.60 million, or by 40.2%, to $16.05 million, or 4.70% of average earning assets, for 1997, from $11.45 million, or 4.21% of average earning assets, for 1996.

     Provision for Possible Loan Losses. The provision for possible loan losses was $2.00 million and $1.25 million for the years ended December 31, 1997 and 1996, respectively. Net loan charge-offs were $1.46 million and $2.67 million for the years ended December 31, 1997 and 1996, respectively. The allowance for possible loan losses was $6.72 million, or 2.14% of total loans, net of unearned discount, at December 31, 1997, compared to $6.15 million, or 2.54% of total loans, at December 31, 1996. Loans which were either 90 days or more past due and still accruing interest or on nonaccrual status totaled $3.57 million and $2.68 million at December 31, 1997 and 1996, respectively, representing 1.14% and 1.11% of total loans, net of unearned discount, at those dates. Loans which were between 30 and 89 days past due were $6.67 million, or 2.13% of total loans, net of unearned discount, at December 31, 1997, compared to $6.47 million, or 2.68% of total loans, net of unearned discount, at December 31, 1996.

     Although asset quality has improved, FBA has continued to provide for possible loan losses in recognition of the overall growth in the loan portfolio as well as its changing composition. As the portfolio changes from one with significant preponderance in indirect automobile loans, to one having substantial portions of commercial and financial, real estate construction and development and commercial real estate loans, the credit risk profile also changes. Typically, a larger group of lower balance homogeneous loans, such as the indirect automobile loan portfolio, exhibits certain past due and loan loss experience trends which provides FBA a basis for establishing an adequate level of allowance for possible loan losses. While these same trends are included in FBA's evaluation of its commercial lending activities, the overall credit risk of this type of portfolio is heightened as the possibility of a significant unforeseen loss occurring over time is greater. See "--Loans and Allowance for Possible Loan Losses," for a further discussion of FBA's policies and practices of monitoring and maintaining the allowance for possible loan losses.

     Noninterest Income and Expense. The following table summarizes noninterest income and noninterest expense for the years ended December 31, 1997 and 1996.

                                                                                    Increase  (decrease)
                                                               1997        1996      Amount     Percent
                                                               ----        ----      ------     -------
                                                                    (dollars expressed in thousands)
   Noninterest income:
       Service charges on deposit accounts
         and customer service fees........................  $ 1,632        1,507       125         8.29%
       Loan sales and servicing income....................       22           53       (31)      (58.49)
       Other income ......................................      834          103       731       709.71
                                                            -------      -------     -----
                                                              2,488        1,663       825        49.61
       Gain on sales of securities, net...................       76          185      (109)      (58.92)
                                                            -------      -------     -----
           Total noninterest income.......................  $ 2,564        1,848       716        38.74
                                                            =======      =======     =====      =======

   Noninterest expense:
       Salaries and employee benefits ....................  $ 4,219        3,072     1,147        37.34%
       Occupancy, net of rental income ...................    1,440          951       489        51.42
       Furniture and equipment ...........................      805          613       192        31.32
       Federal Deposit Insurance Corporation premiums.....      102          160       (58)      (36.25)
       Postage, printing and supplies.....................      346          267        79        29.59
       Legal, examination and professional fees...........    2,005        1,276       729        57.13
       Data processing ...................................      715          334       381       114.07
       Communications.....................................      521          421       100        23.75
       (Gain) loss on sale of foreclosed property,
         net of expenses..................................     (303)         146      (449)     (307.53)
       Other..............................................    1,826        2,240      (414)      (18.48)
                                                            -------      -------     -----
           Total noninterest expense......................  $11,676        9,480     2,196        23.16
                                                            =======      =======     =====      =======

     Noninterest Income. Noninterest income was $2.56 million for the year ended December 31, 1997, in comparison to $1.85 million for 1996, representing an increase of $716,000, or 38.7%.

     Service charges on deposit accounts and customer service fees increased by $125,000 to $1.63 million from $1.51 million for the years ended December 31, 1997 and 1996, respectively. The increase is primarily attributable to the acquisition of Sunrise Bank.

     Loan servicing fees decreased to $22,000 from $53,000 for the years ended December 31, 1997 and 1996, respectively. The decrease is due to a reduction in the amount of indirect automobile loans serviced for others as FBA is no longer selling indirect automobile loans on a servicing retained basis.

     Other income increased by $731,000 to $834,000 from $103,000 for the years ended December 31, 1997 and 1996, respectively. The increase is primarily attributable to legal settlements received applicable to pending litigation of the former Sunrise Bank and a net gain of $47,000 realized upon disposition of repossessed and other assets, compared to a net loss of $178,000 for the years ended December 31, 1997 and 1996, respectively.

     Offsetting the increase in noninterest income for the year ended December 31, 1997 was a gain of $76,000 recognized upon the sale of an investment security for the year ended December 31, 1997, in comparison to a gain of $185,000 for 1996.

     Noninterest Expense. Noninterest expense increased by $2.20 million to $11.68 million from $9.48 million for the years ended December 31, 1997 and 1996, respectively. The increase is primarily attributable to the acquisition of Sunrise Bank and Surety Bank and FBA's expansion of its corporate lending staff. In particular, salaries and employee benefits increased by $1.15 million to $4.22 million from $3.07 million for the years ended December 31, 1997 and 1996, respectively. In addition, occupancy expense, net of rental income, and data processing expenses increased by $489,000 and $381,000 for the year ended December 31, 1997, respectively, in comparison to 1996.

     Legal, examination and professional fees increased to $2.01 million from $1.28 million for the years ended December 31, 1997 and 1996, respectively. The increase is primarily attributable to the costs associated with expanding FBA's organizational capabilities to achieve both internal and external growth as well as its overall growth in 1997.

     In the year ended December 31, 1997, FBA realized a gain on sale of foreclosed property, net of expenses, of $303,000, compared to losses and expenses on sale of foreclosed property of $146,000 for the same period in 1996. The improvement for 1997 is attributable to a gain realized upon sale of a foreclosed property and an overall decrease in the costs of maintaining a reduced level of foreclosed properties.

     Offsetting the increase in noninterest expense is a decrease in other expense of $414,000 to $1.83 million from $2.24 million for the years ended December 31, 1997 and 1996, respectively. The decrease is primarily attributable to the noncredit provision for possible losses within the indirect automobile dealer lending program of $842,000 recorded in 1996, partially offset by an increase in fees paid to First Banks of $513,000 during 1997. See Note 13 to the consolidated financial statements.

      Income Taxes. The accompanying consolidated statement of operations reflects a deferred income tax charge of $1.76 million for the year ended December 31, 1997, compared to $1.00 million in 1996. At December 31, 1997 and 1996, the accompanying consolidated balance sheets include a deferred tax asset, net of deferred tax liabilities, of $12.8 million and $14.6 million, respectively. The deferred tax asset valuation allowance was $3.4 million at December 31, 1997 and 1996.

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

     The  provision  for possible loan losses for 1995 was higher than normal in
recognition  of  increasing  loan  charge-offs  and  delinquencies   which  were
experienced during 1995 within the portfolio of indirect automobile loans.

     Noninterest Income and Expense. The following table summarizes noninterest income and noninterest expense for the years ended December 31, 1996 and 1995.

                                                                                         Increase  (decrease)
                                                                     1996       1995      Amount     Percent
                                                                     ----       ----      ------     -------
                                                                         (dollars expressed in thousands)
     Noninterest income (loss):
       Service charges on deposit accounts
         and customer service fees..............................  $ 1,507      1,458         49        3.4%
       Loan sales and servicing income..........................       53        159       (106)     (66.7)
       Other income.............................................      103      1,253     (1,150)     (91.8)
                                                                  -------    -------    --------
                                                                    1,663      2,870     (1,207)     (42.1)
                                                                                                     =====
       Gain (loss) on sales of securities, net..................      185     (2,996)     3,181
                                                                  -------    -------    -------
           Total noninterest income (loss)......................  $ 1,848       (126)     1,974
                                                                  =======    =======    =======

     Noninterest expense:
       Salaries and employee benefits ..........................  $ 3,072      4,029       (957)     (23.8)%
       Occupancy, net of rental income .........................      951      1,274       (323)     (25.4)
       Furniture and equipment .................................      613        663        (50)      (7.5)
       Federal Deposit Insurance Corporation premiums...........      160        313       (153)     (48.9)
       Postage, printing and supplies...........................      267        303        (36)     (11.9)
       Legal, examination and professional fees.................    1,276      1,354        (78)      (5.8)
       Data processing .........................................      334        664       (330)     (49.7)
       Communications...........................................      421        553       (132)     (23.9)
       Losses and expenses on foreclosed property, net..........      146        176        (30)     (17.0)
       Other ...................................................    2,240      1,831        409       22.3
                                                                  -------    -------    -------
           Total noninterest expense............................  $ 9,480     11,160     (1,680)     (15.1)
                                                                  =======    =======    =======      =====

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

     Other income decreased by $1.15 million to $103,000 from $1.25 million for the years ended December 31, 1996 and 1995, respectively. Other income for the year ended December 31, 1995 includes a nonrecurring benefit of $179,000 from the termination of the Directors' Retirement Plan and an $802,000 nonrecurring benefit from the termination of a self-insurance trust. During 1990, FBA established a trust in lieu of purchasing officer and director liability insurance. Since coverage is now available and in place through First Banks, the trust was terminated and the funds were returned to FBA.

     Noninterest Expense. Noninterest expense decreased by $1.68 million to $9.48 million from $11.16 million for the years ended December 31, 1996 and 1995, respectively. The decrease, as more fully discussed below, is primarily attributable to cost reductions achieved through the reengineering of FBA's operations and the centralization of various functions with First Banks' systems during 1995.

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

Investment Securities

     FBA classifies the securities within its investment portfolio as held to maturity or available for sale. FBA does not engage in the trading of investment securities. As more fully described in Notes 1 and 3 of the consolidated financial statements, the investment security portfolio consists solely of securities designated as available-for-sale at December 31, 1997 and 1996. During 1997, investment securities decreased to $83.8 million from $86.9 million at December 31, 1997 and 1996, respectively. Funds generated from the decrease were utilized to support internal loan growth. Offsetting the decrease was $11.8 million of investment securities provided by the acquisition of Surety Bank.

Loans and Allowance for Possible Loan Losses

     Interest earned on the loan portfolio is the primary source of income for FBA. Loans, net of unearned discount, represented 69.5% of total assets as of December 31, 1997, compared to 64.5% as of December 31, 1996. At December 31, 1997, total loans, net of unearned discount, were $313.4 million, an increase of $71.5 million from $241.9 million at December 31, 1996. For 1996, total loans, net of unearned discount, increased by $49.3 million. As previously discussed under "--Acquisitions and Financial Condition and Average Balances," the increases are attributable to the loans provided by the acquisitions of Surety Bank and Sunrise Bank and to expanding the commercial and financial, commercial real estate and real estate construction and development loan portfolios, partially offset by the decrease in indirect automobile loans.

     The following table summarizes the changes in the loan portfolio for the two year period ended December 31, 1997:

                                                                       Increase (decrease)
                                                                       for the years ended
                                                                          December 31,
                                                                          ------------
                                                                        1997      1996
                                                                        ----      ----
                                                                (dollars expressed in thousands)

       Loans provided by acquisition:
           Surety Bank.............................................. $54,400        --
           Sunrise Bank.............................................      --    61,100

       Internal loan volumes:
           Commercial lending.......................................  47,100    34,900
           Indirect automobile loans................................ (25,500)  (43,400)
       Other........................................................  (4,400)   (3,300)
                                                                     -------    ------

               Total increase (decrease) in loans................... $71,600    49,300
                                                                     =======    ======

       Increase (decrease) in potential problem loans (1)........... $  (800)    2,100
                                                                     =======    ======
---------------------
(1) Potential  problem loans include  indirect  automobile loans 60 days or more past  due,  loans  on  nonaccrual  status  and  other  loans  identified  by management as having potential credit problems.

     FBA's lending strategy stresses quality, growth and diversification by collateral, geography and industry. A common credit underwriting structure is in place throughout FBA. The commercial lenders focus principally on small to middle-market companies. Retail lenders focus principally on residential loans, including home equity loans, automobile financing and other consumer financing needs arising out of FBA's branch banking network.

     Commercial and financial loans include loans that are made primarily based on the borrowers' general credit strength and ability to generate repayment cash flows from income sources even though such loans and bonds may also be secured by real estate or other assets. Real estate construction and development loans, primarily relating to residential properties and smaller commercial properties, represent interim financing secured by real estate under construction. Real estate mortgage loans consist primarily of loans secured by single-family owner-occupied properties and various types of commercial properties on which the income from the property is the intended source of repayment. Consumer and installment loans are loans to individuals and consist primarily of loans secured by automobiles. Loans held for sale are generally fixed and adjustable rate residential loans pending sale in the secondary mortgage market in the form of a mortgage-backed security, or to various private third-party investors.

     The following table shows the composition of the loan portfolio by major category and the percent of each category to the total portfolio as of the dates presented:

                                                                       December 31,
                             ---------------------------------------------------------------------------------------------
                                   1997                1996                1995               1994             1993
                             ---------------      ---------------   -----------------   ---------------   ----------------
                             Amount    Percent    Amount   Percent    Amount   Percent  Amount   Percent   Amount  Percent
                             ------    -------    ------   -------    ------   -------  ------   -------   ------  -------
                                                           (dollars expressed in thousands)

Commercial and financial... $ 69,091     22.5%   $48,025     19.9%   $15,055    7.8%   $ 14,556   7.4%    $ 7,653      5.2%
Real estate construction
   and development.........   66,601     21.6      44,238    18.3      26,048  13.5      13,793   7.0       9,072      6.2
Real estate mortgage.......  103,718     33.7      54,761    22.6      12,572   6.5      14,796   7.6      12,862      8.8
Consumer and installment,
  net of unearned discount.   68,319     22.2      94,850    39.2     138,898  72.2     152,916  78.0     117,116     79.8
                              ------     ----      ------    ----     -------  ----     -------  ----     -------     ----
     Total loans,
       excluding
         loans held
           for sale........  307,729    100.0%    241,874   100.0%    192,573 100.0%    196,061 100.0%    146,703    100.0%
                                        =====               =====             =====             =====                =====
Loans held for sale........    5,708                   --                  --             7,253            21,029
                            --------             --------            --------          --------          --------
      Total loans.......... $313,437             $241,874            $192,573          $203,314          $167,732
                            ========             ========            ========          ========          ========






     Loans at December 31, 1997 mature as follows:

                                                             Over one year
                                                          through five years         Over five years
                                                          ------------------         ---------------
                                             One year      Fixed     Floating      Fixed     Floating
                                             or less       rate        rate        rate        rate       Total
                                              -------      ----        ----        ----        ----       -----
                                                           (dollars expressed in thousands)

Commercial and financial ................ $  57,612        7,851      1,584         --       2,044       69,091
Real estate construction
    and development......................    65,623          118        419          94        347       66,601
Real estate mortgage.....................    65,563       12,925      9,566       5,185     10,479      103,718
Consumer and installment, net of
    unearned discount....................     7,961       52,450        150       7,758         --       68,319
Loans held for sale......................     5,708           --         --          --         --        5,708
                                          ---------       ------     ------     -------    -------    ---------
           Total loans................... $ 202,467       73,344     11,719      13,037     12,870      313,437
                                          =========       ======     ======     =======    =======    =========

    The following table is a summary of loan loss experience for the five years ended December 31, 1997:

                                                                           December 31,
                                                                           ------------
                                                  1997          1996           1995          1994          1993
                                                  ----          ----           ----          ----          ----
                                                                (dollars expressed in thousands)

Balance at beginning of year...............     $ 6,147          5,228         2,756         2,637         3,044
Acquired allowances for  possible
  loan losses..............................          30          2,338        ------        ------        ------
                                                -------        -------
                                                  6,177          7,566         2,756         2,637         3,044
                                                -------        -------       -------        ------        ------
Loans charged off:
    Commercial and financial...............        (390)          (243)           --            (7)         (268)
    Real estate construction
      and development......................         (15)            --            (2)           --            --
    Real estate mortgage...................         (76)          (106)          (57)         (375)           (8)
    Consumer and installment...............      (2,263)        (3,712)       (4,010)       (1,876)       (1,622)
                                                -------        -------       -------        -------       -------
         Total loans charged-off...........      (2,744)        (4,061)       (4,069)       (2,258)       (1,898))
                                                -------        -------       -------        -------       -------
Recoveries of loans previously
   charged off:
    Commercial and financial...............         123            345           129           184           164
    Real estate construction and
      development..........................          --             --             1            --            --
    Real estate mortgage...................         105             34            35           258           154
    Consumer and installment...............       1,054          1,013           550           677           683
                                                -------        -------       -------        ------        ------
         Total recoveries of loans previously
             charged off...................       1,282          1,392           715         1,119         1,001
                                                -------        -------       -------        ------        ------
         Net loans charged-off.............      (1,462)        (2,669)       (3,354)       (1,139)         (897)
                                                -------        -------       -------        ------        ------
Provision for possible loan losses.........       2,000          1,250         5,826         1,258           490
                                                -------        -------       -------        ------        ------
Balance at end of year.....................     $ 6,715          6,147         5,228         2,756         2,637
                                                =======        =======       =======        ======        ======

Loans outstanding:
    Average................................     $247,005       185,154       205,288       182,922       171,889
    End of period..........................      313,437       241,874       192,573       203,314       167,732
    Ratio of allowance for possible
      loan losses to loans outstanding:
         Average...........................         2.72%        3.32%           2.55%        1.51%         1.53%
         End of period.....................         2.14         2.54            2.71         1.36          1.57
    Ratio of net charge-offs to  average
      loans outstanding....................         0.59         1.44            1.63         0.62          0.52
                                                ========       ======        ========       ======        ======

Allocation of allowance for possible
    loan losses at end of period:..........
      Commercial and financial.............     $ 1,531          1,453           409           197           229
      Real estate construction ............
        and development....................       1,018            920           707           187           237
      Real estate mortgage.................       2,774          1,833           344           201           720
      Consumer and installment.............       1,392          1,941         3,768         2,171         1,451
                                                -------        -------        ------        ------        ------
         Total ............................     $ 6,715          6,147         5,228         2,756         2,637
                                                =======        =======        ======        ======        ======

Percent of categories to loans, net of
 unearned discount:
      Commercial and financial.............        22.0%         19.9%           7.8%          7.1%          4.6%
      Real estate construction and
        development........................        21.3          18.3            13.5          6.8           5.4
      Real estate mortgage.................        33.1          22.6             6.5          7.3           7.7
      Consumer and installment.............        21.8          39.2            72.2         75.2          69.8
      Loans held for sale..................         1.8            --              --          3.6          12.5
                                                -------        ------         -------       ------        ------
         Total.............................       100.0%        100.0%          100.0%       100.0%        100.0%
                                                =======        ======         =======       ======        ======


     Nonperforming assets include nonaccrual loans and foreclosed property. The following table presents the categories of nonperforming assets and certain ratios for the past five years:

                                                                           December 31,
                                                                           ------------
                                                    1997           1996       1995           1994          1993
                                                    ----           ----       ----           ----          ----
                                                                (dollars expressed in thousands)

Nonperforming loans.........................    $    2,411         2,095         549           293           622
Foreclosed property, net....................           381           785       1,013         1,553         3,171
                                                ----------      --------    --------      --------      --------
      Total nonperforming assets............    $    2,792         2,880       1,562         1,846         3,793
                                                ==========      ========    ========      ========      ========

Loans, net of unearned discount.............    $  313,437       241,874     192,573       203,314       167,732
                                                ==========      ========     =======      ========      ========
Loans past due:
    Over 30 days to 90 days.................    $    6,664         6,471       6,649         1,368         1,571
    Over 90 days and still accruing.........         1,158           583         517           183           803
                                                ----------      --------    --------      --------      --------
       Total past-due loans.................    $    7,822         7,054       7,166         1,551         2,374
                                                ==========      ========    ========      ========      ========
Allowance for possible loan losses
    to loans................................          2.14%         2.54%       2.71%         1.36%         1.57%
Nonperforming loans to loans................          0.77          0.87        0.29          0.14          0.37
Allowance for possible loan losses
    to nonperforming loans..................        278.52        293.41      952.28        940.61        423.95
Nonperforming assets to loans
    and foreclosed property.................          0.89          1.19        0.81          0.90          2.22
                                                ==========      ========    =========       ======      ========

     As of December 31, 1997 and 1996, $4.5 million and $9.8 million, respectively, of loans not included in the table above were identified by management as having potential credit problems which raised doubts as to the ability of the borrowers to comply with the present loan repayment terms.

     FBA's credit management policy and procedures focus on identifying, measuring and controlling credit exposure. These procedures employ a lender-initiated system of rating credits, which is ratified in the loan approval process and subsequently tested in internal loan reviews, external audits and regulatory bank examinations. Basically, the system requires rating all loans at the time they are made, except for homogeneous categories of loans, such as residential real estate mortgage loans and indirect automobile loans. These homogeneous loans are assigned an initial rating based on FBA's experience with each type of loan. Adjustments to these ratings are based on payment experience subsequent to their origination.

     Adversely rated credits, including loans requiring close monitoring which would not normally be considered criticized credits by regulators, are included on a monthly loan watch list. Loans may be added to the watch list for reasons which are temporary and correctable, such as the absence of current financial statements of the borrower, or a deficiency in loan documentation. Other loans are added whenever any adverse circumstance is detected which might affect the borrower's ability to meet the terms of the loan. This could be initiated by the delinquency of a scheduled loan payment, a deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates. Loans on the watch list require detailed loan status reports prepared by the responsible officer every four months, which are then discussed in formal meetings with the loan review and credit administration staffs. Downgrades of loan risk ratings may be initiated by the responsible loan officer at any time. However, upgrades of risk ratings may only be made with the concurrence of the loan review and credit administration staffs generally at the time of the formal watch list review meetings.

     Each month, credit administration provides FBA's management with detailed lists of loans on the watch list and summaries of the entire loan portfolio of each Subsidiary Bank by risk rating. These are coupled with analyses of changes in the risk profiles of the portfolios, changes in past due and nonperforming loans and changes in watch list and classified loans over time. In this manner, the overall increases or decreases in the levels of risk in the portfolios are monitored continually. Factors are applied to the loan portfolios for each category of loan risk to determine acceptable levels of allowance for possible loan losses. These factors are derived primarily from the actual loss experience of the Subsidiary Banks and from published national surveys of norms in the industry. The calculated allowances required for the portfolios are then compared to the actual allowance balances to determine the provisions necessary to maintain the allowances at appropriate levels. In addition, management exercises judgment in its analysis of determining the overall level of the allowance for possible losses. In its analysis, management considers the change in the portfolio, including growth and composition, and the economic conditions of the regions in which FBA operates.

     Based on this quantitative and qualitative analysis, the allowance for possible loan losses is adjusted. Such adjustments are reflected in the consolidated statements of operations.

     FBA does not engage in lending in foreign countries or based on activities in foreign countries. Additionally, FBA does not have any concentrations of loans exceeding 10% of total loans which are not otherwise disclosed in the loan portfolio composition table and Note 5 to the accompanying consolidated financial statements. FBA does not have any amount of interest-bearing assets which would have been included in nonaccrual, past due or restructured loans if such assets were loans.

Deposits

     Deposits are the primary source of funds for FBA. FBA's deposits consist principally of core deposits from its local market areas. FBA does not accept brokered deposits. The following table sets forth the distribution of FBA's average deposit accounts at the dates indicated and the weighted average interest rates by category of deposit:

                                                               Years ended December 31,
                                          ----------------------------------------------------------------------
                                                1997                     1996                         1995
                                          --------------           -----------------           -----------------
                                          Balance    Rate           Balance      Rate          Balance      Rate
                                                            (dollars expressed in thousands)

Non-interest-bearing demand...........  $  52,893      --%       $46,684           --%       $  44,251        --%
Interest-bearing demand ..............     50,743    2.31         25,244         1.93           22,718      2.00
Savings...............................     70,382    3.34         56,613         3.27           56,915      3.56
Time deposits of $100 or more.........     29,614    5.46         25,294         5.57           23,305      5.58
Other time............................    112,892    4.29        100,803         5.51           98,067      5.25
                                        ---------    ====      ---------         ====        ---------      ====
      Total average deposits..........  $ 316,524              $ 254,638                     $ 245,256
                                        =========              =========                     =========

Capital

     On August 31, 1994, FBA issued and sold for $30 million in a private placement 2,500,000 shares of Class B common stock to First Banks. The Class B common stock is generally equivalent to FBA's common stock, except that it is not registered or transferable by First Banks, other than to an affiliated entity, and has dividend rights which are junior to those of FBA's common stock. First Banks owned 65.9% of the total outstanding voting stock of FBA at December 31, 1997.

     On October 1, 1996, FBA purchased an outstanding warrant to acquire 131,336 shares of FBA common stock at $0.75 per share from the FDIC for an aggregate amount of $1.28 million. The purchase of the warrant was applied as a reduction of capital surplus.

     FBA issued 264,622 shares of common stock in connection with its acquisition of Surety Bank, resulting in an increase to stockholders' equity of $4.8 million. The increase represents the fair value of the net assets exchanged for FBA common stock, as determined by the market value of FBA common stock at the date of exchange.

     On February 2, 1998, FBA completed its acquisition of FCB. As described under "--Acquisitions" and in Note 2 of the accompanying consolidated financial statements, in connection with the acquisition, FBA issued approximately 1,555,728 shares of common stock, of which 1,266,176 were issued to First Banks.

     The Board of Directors has authorized the purchase of up to 555,488 shares of common stock for treasury. Aggregate shares purchased totaled 386,458 and 280,430, at an aggregate cost of $4.35 million and $2.84 million as of December 31, 1997 and 1996, respectively.

Interest Rate Risk Management
     For financial institutions, the maintenance of a satisfactory level of net interest income is a primary factor in achieving acceptable income levels. However, the maturity and repricing characteristics of the institution's loan and investment portfolios, relative to those within its deposit structure, may differ significantly. This is influenced by the characteristics of the loan and deposit markets within which FBA operates, as well as its objectives for business development within those markets at any point in time. In addition, the ability of borrowers to repay loans and depositors to withdraw funds prior to stated maturity dates introduces divergent option characteristics which operate primarily as interest rates change. These factors cause various elements of the institution's balance sheet to react in different manners and at different times relative to changes in interest rates, thereby leading to increases or decreases in net interest income over time. Depending upon the nature and velocity of interest rate movements and their effect on the specific components of the institution's balance sheet, the effects on net interest income can be substantial. Consequently, a fundamental requirement in managing a financial institution is establishing effective control of the exposure of the institution to changes in interest rates.

     FBA manages its interest rate risk by: (1) maintaining an Asset Liability Committee (ALCO) responsible to FBA's Board of Directors to review the overall interest rate risk management activity and approve actions taken to reduce risk;
(2) maintaining an effective simulation model to determine FBA's exposure to changes in interest rates; (3) coordinating the lending, investing and deposit-generating functions to control the assumption of interest rate risk; and (4) employing various off-balance-sheet financial instruments to offset inherent interest rate risk when it becomes excessive. The objective of these procedures is to limit the adverse impact which changes in interest rates may have on net interest income.

     The ALCO has overall responsibility for the effective management of interest rate risk and the approval of policy guidelines. The ALCO includes the Chairman and Chief Executive Officer, the senior executives of investments, credit, retail banking, commercial banking and finance, and certain other officers. The ALCO is supported by the Asset Liability Management Group which monitors interest rate risk, prepares analyses for review by the ALCO and implements actions which are either specifically directed by the ALCO or established by policy guidelines.

     The objective and primary focus of interest sensitivity management is to optimize earnings results, while managing, within internal policy constraints, interest rate risk. FBA's policy on rate sensitivity is to manage exposure to potential risks associated with changing interest rates by maintaining a balance sheet posture in which annual net interest income is not significantly impacted by reasonably possible near-term changes in interest rates. To measure the effect of interest rate changes, FBA recalculates its net income over two one-year horizons on a pro forma basis. The analysis assumes various scenarios for increases and decreases in interest rates including both instantaneous and gradual, parallel and non-parallel shifts in the yield curve, in varying amounts. For purposes of arriving at reasonably possible near-term changes in interest rates, FBA includes a forecast based on actual changes in interest rates which have occurred over a two year period, simulating both a declining and rising interest rate scenario. Consistent with the table presented below, which indicates FBA is "asset-sensitive," FBA's simulation model indicates a loss of projected net income should interest rates decline. While a decline in interest rates of less than 10% has a diminutive effect on the earnings of FBA, a significant decline in interest rates, resembling the actual decline which occurred over a two-year period commencing in March 1991, indicates a loss of net income equivalent to approximately 7% of net interest income for the year ended December 31, 1997.

     FBA utilizes off-balance-sheet derivative financial instruments to assist in the management of interest rate sensitivity and to modify the repricing, maturity and option characteristics of on-balance-sheet assets and liabilities. Derivative financial instruments held by FBA at December 31, 1997 and 1996 consist of an interest rate cap agreement with a notional amount of $10 million and credit exposure of $222,000 and $335,000, respectively. The notional amount of the interest rate cap agreement does not represent amounts exchanged by the parties and, therefore, is not a measure of FBA's credit exposure through its use of derivative financial instruments. The amounts actually exchanged are determined by reference to the notional amounts and the other terms of the agreement.

     FBA's interest rate cap agreement limits the interest expense associated with certain of its interest-bearing liabilities. In exchange for an initial fee, the interest rate cap agreement entitles FBA to receive interest payments when a specified index rate exceeds a predetermined rate. The agreement outstanding at December 31, 1997 and 1996 effectively limits the interest rate to 5.0% on $10 million of interest-bearing liabilities from October 15, 1997 to May 15, 2000.

     Previously, FBA sold interest rate futures contracts and purchased options on interest rate futures contracts to hedge the interest rate risk of its available-for-sale securities portfolio. Interest rate futures contracts are commitments to either purchase or sell designated financial instruments at a future date for a specified price and may be settled in cash or through delivery of such financial instruments. Options on interest rate futures contracts confer the right to purchase or sell financial futures contracts at a specified price and are settled in cash. There were no outstanding interest rate futures contracts or options on interest rate futures contracts at December 31, 1995 and no activity for the years ended December 31, 1997 and 1996.

     During  1995,  as  interest  rates  declined,  FBA  incurred  losses on the interest rate futures contracts of $5.95 million, of which $806,000 was amortized to income as a yield adjustment to the investment security portfolio and $5.14 million was included in the cost basis in determining the gain or loss upon the sale of the securities. The losses incurred on the interest rate futures contracts were partially offset by gains in the available-for-sale securities portfolio. The overall net loss in net market value of these positions was attributable to an increase in the projected prepayments of principal underlying the available-for-sale securities portfolio. These increased prepayment projections disproportionately shortened the expected lives of the available-for-sale securities portfolio in comparison to the effective maturity created with the hedge position. As a result, beginning in the second quarter of 1995, FBA began to reduce its hedge position to coincide with the current expected life of the available-for-sale securities portfolio by decreasing the number of outstanding interest rate futures contracts. FBA continued to reduce its hedge position during the third and fourth quarters of 1995 as a result of the further declines in interest rates. In addition, on November 3, 1995, upon sales of $48.9 million of securities, which marked the completion of the restructuring of the available-for-sale securities portfolio, the remaining outstanding interest rate futures contracts were closed.

     In addition to the simulation model employed by FBA, a more traditional interest rate sensitivity position is prepared and reviewed in conjunction with the results of the simulation model. The following table presents the projected maturities and periods to repricing of FBA's rate sensitive assets and liabilities as of December 31, 1997, adjusted to account for anticipated prepayments:

                                                                Over three Over six
                                                      Three       through   through   Over one     Over
                                                     months         six     twelve     through     five
                                                     or less      months    months   five years    years      Total
                                                     -------      ------    ------   ----------    -----      -----
                                                                    (dollars expressed in thousands)
Interest-earning assets:
   Loans (1).....................................  $ 211,151     16,939     28,830     54,453      2,064    313,437
   Investment securities.........................     22,883      1,605      3,451     51,791      4,061     83,791
   Federal funds sold............................      2,215         --         --         --         --      2,215
   Interest-bearing deposits with
     other financial institutions................        690         --         --         --         --        690
                                                   ---------    -------    -------    -------    -------   --------
     Total interest-earning assets...............    236,939     18,544     32,281    106,244      6,125    400,133
                                                   ---------    -------    -------    -------    -------   --------

Interest-bearing liabilities:
   Interest-bearing demand accounts..............     21,095     13,112      8,552      6,271      7,981     57,011
   Money market demand accounts..................     51,345         --         --         --         --     51,345
   Savings accounts..............................      6,703      5,520      4,731      6,703     15,771     39,428
   Time deposits.................................     40,294     34,349     41,261     53,858         --    169,762
   Notes payable and other borrowed funds........     16,723        584         --         --         --     17,307
                                                   ---------    -------    -------    -------    -------   --------
     Total interest-bearing liabilities..........    136,160     53,565     54,544     66,832     23,752    334,853
                                                   ---------    -------    -------    -------    -------   --------
Interest-sensitivity gap:
   Periodic......................................  $ 100,779    (35,021)   (22,263)    39,412    (17,627)    65,280
                                                                                                           ========
   Cumulative....................................    100,779     65,758     43,495     82,907     65,280
                                                   =========   ========    =======    =======    =======
Ratio of interest-sensitive assets to
  interest-sensitive liabilities:
     Periodic....................................      1.74        .35        .59       1.59        .26       1.19
                                                                                                           =======
     Cumulative..................................      1.74       1.35       1.18       1.27       1.19
                                                   ========     ======     ======     ======     ======
----------------------
(1) Loans presented net of unearned discount

     Management made certain assumptions in preparing the table above. These assumptions included: Loans will repay at historic repayment speeds; mortgage-backed securities, included in investment securities, will repay at projected repayment speeds; interest-bearing demand accounts and savings accounts are interest-sensitive at a rate of 37% and 17%, respectively, of the remaining balance for each period presented; and fixed maturity deposits will not be withdrawn prior to maturity.

     At December 31, 1997 and 1996, FBA's asset-sensitive position on a cumulative basis through the twelve-month time horizon increased by $29.8 million, or 6.60% of total assets, to $43.5 million, or 9.64% of total assets, from $13.7 million, or 3.65% of total assets, respectively. The increase is attributable to the composition and growth of the loan portfolio.

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

Liquidity

     The liquidity of FBA and the Subsidiary Banks is the ability to maintain a cash flow which is adequate to fund operations and meet obligations and other commitments on a timely basis. The Subsidiary Banks receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, the Subsidiary Banks may avail themselves of more volatile sources of funds through the issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed, securities sold under agreements to repurchase and borrowings from the FHLB. The aggregate funds acquired from these more volatile sources were $41.2 million and $33.8 million at December 31, 1997 and 1996, respectively.

     The following table presents the maturity structure of volatile funds, which consists of certificates of deposit of $100,000 or more and other short-term borrowings, at December 31, 1997:

                                                   December 31, 1997
                                                   -----------------
                                           (dollars expressed in thousands)

    3 months or less.................                 $ 15,404
    Over 3 through 6 months..........                    8,338
    Over 6 through 12 months ........                    8,447
    Over 12 months...................                    8,995
                                                      --------
             Total...................                 $ 41,184
                                                      ========

     In addition to these more volatile sources of funds, FBA borrowed $14.5 million and $14.0 million at December 31, 1997 and 1996, respectively, from First Banks under a $20.0 million promissory note payable (Note Payable) to facilitate the funding of its acquisitions. The borrowings under the Note Payable bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. The principal and accrued interest under the Note Payable are due and payable on October 31, 2001.

     Management believes the available liquidity and operating results of the Subsidiary Banks will be sufficient to provide funds for growth and to meet FBA's operating and debt service requirements both on a short-term and long-term basis, including the Note Payable with First Banks.

Year 2000 Compatibility

     FBA has significant dependence on various computer equipment and software for its daily operations. Most software systems were originally designed to operate using date fields which contain two digits to correspond to the last two digits of the Year. With the approaching change to the Year 2000, this limitation in these systems could cause the computers to misinterpret years beginning with "20" as instead being years beginning with "19". If not corrected, this could cause miscalculation of data for financial purposes, and operating failure of equipment which is date dependent. While the most obvious location of this problem is the mainframe computer system, there are many other potential ramifications. These can be categorized as: (1) the ancillary software systems which are used for various other purposes throughout FBA on secondary mainframe computers, personal computers or intelligent terminals; (2) other types of equipment which are not related to or connected to computer equipment, such as vault time locks, elevators, security equipment and heating/air conditioning systems, which are used in bank branches for various purposes; and
(3) the effects which the transition to the Year 2000 may have on external suppliers and servicers, as well as the loan and deposit customers of FBA.

     Recognizing this, FBA has established an operating committee, which includes representatives of First Banks, to identify all of the various Year 2000 problems which may arise and work with the various departments within FBA to address these issues. Since most of the software used by FBA is purchased from outside vendors, FBA has been working with these vendors to ensure the issues are being corrected. In a few instances, there are particular systems or equipment which the vendors do not intend to convert to Year 2000 compatibility. However, generally these are items which are at the end of their economic lives and scheduled for replacement. Consequently, FBA believes its cost of Year 2000 compliance will not be material to its financial position or results of operation. These costs are expensed as incurred.

     FBA and its Subsidiary Banks are subject to risks associated with the Year 2000 software problem, a term which refers to uncertainties about the ability of various software systems to interpret dates correctly after the beginning of the Year 2000. FBA's process of evaluating potential effects of Year 2000 issues on customers of the Subsidiary Banks is in its early stages, and it is therefore impossible to quantify the potential adverse effects of incompatible software systems on loan customers of FBA's Subsidiary Banks. The failure of a commercial bank customer to prepare adequately for Year 2000 compatibility could have a significant adverse effect on such customer operations and profitability, in turn inhibiting its ability to repay loans in accordance with their terms. Until sufficient information is accumulated from customers of the Subsidiary Banks to enable FBA to assess the degree to which customers' operations are susceptible to potential problems, FBA will be unable to quantify the potential for losses from loans to commercial customers.

Effect of New Accounting Standards

     During 1997, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 130 - Reporting Comprehensive Income. The statement establishes standards for reporting and displaying income and its components (revenues, gains, and losses) in a full set of general purpose financial statements. The statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Although the statement is effective for fiscal years beginning after December 15, 1997, FBA does not believe the SFAS will have a material impact to the Company's financial statements.

     In addition, the FASB issued SFAS No. 131 - Disclosures about Segments of an Enterprise and Related Information. The statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises report selected information about operating segments in interim financial reports issued to shareholders. Additionally, the statement establishes standards for related disclosures about products and services, geographic areas, and major customers superseding SFAS No. 14 - Financial Reporting for Segments of a Business Enterprise. FBA is currently evaluating information required in the statement and believes expanded disclosure information will be required to be included in FBA's financial statements beginning in 1998.

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


                                             FIRST BANKS AMERICA, INC.

                                        QUARTERLY CONDENSED FINANCIAL DATA
                                                    (Unaudited)

                                                                                      1997
                                                                                      ----
                                                                      4th        3rd        2nd        1st
                                                                    Quarter    Quarter    Quarter    Quarter
                                                                    -------    -------    -------    -------
                                                                 (dollars in thousands, except per share data)

     Interest income.........................................       $7,802      7,495      6,949      6,637
     Interest expense.........................................       3,418      3,210      3,109      3,097
                                                                    ------     ------      -----      -----
                  Net interest income.........................       4,384      4,285      3,840      3,540
     Provision for possible loan losses.......................         250        465        735        550
                                                                    ------     ------      -----      -----
                  Net interest income after provision
                    for possible loan losses..................       4,134      3,820      3,105      2,990
                                                                    ------     ------      -----      -----
     Noninterest income:
        Gains on sales of securities..........................          76         --         --         --
        Other.................................................         510        500        823        655
                                                                    ------     ------      -----     ------
                  Total noninterest income....................         586        500        823        655
                                                                    ------     ------      -----      -----
     Noninterest expense......................................       3,155      2,821      2,669      3,031
                                                                    ------     ------      -----      -----
                  Income before income tax expense............       1,565      1,499      1,259        614
     Income tax expense.......................................         492        566        463        237
                                                                    ------     ------      -----      -----
                  Net income..................................      $1,073        933        796        377
                                                                    ======     ======      =====     ======
     Earnings per common share:
        Basic.................................................      $ 0.30       0.26       0.22       0.10
        Diluted...............................................        0.29       0.26       0.22       0.10
                                                                    ======     ======     ======     ======



                                                                                      1996
                                                                                      ----
                                                                      4th        3rd        2nd        1st
                                                                    Quarter    Quarter    Quarter    Quarter
                                                                    -------    -------    -------    -------
                                                                 (dollars in thousands, except per share data)

     Interest income.........................................       $6,157      5,299      4,982      5,008
     Interest expense.........................................       2,834      2,233      2,452      2,474
                                                                    ------      -----      -----     ------
                  Net interest income.........................       3,323      3,066      2,530      2,534
     Provision for possible loan losses.......................         650        250        250        100
                                                                    ------      -----      -----     ------
                  Net interest income after provision
                    for possible loan losses..................       2,673      2,816      2,280      2,434
                                                                    ------      -----      -----     ------
     Noninterest income:
        Gains on sales of securities..........................         110         --         --         75
        Other.................................................         435        429        436        363
                                                                    ------      -----      -----     ------
                  Total noninterest income....................         545        429        436        438
                                                                    ------      -----      -----     ------
     Noninterest expense......................................       2,858      2,535      1,994      2,093
                                                                    ------      -----      -----     ------
                  Income before income tax expense............         360        710        722        779
     Income tax expense.......................................         147        253        284        318
                                                                    ------      -----      -----     ------
                  Net income..................................      $  213        457        438        461
                                                                    ======      =====      =====     ======
     Earnings per common share:
        Basic.................................................      $ 0.06       0.12       0.12       0.12
        Diluted...............................................        0.06       0.12       0.11       0.12
                                                                    ======      =====      =====     ======


                            FIRST BANKS AMERICA, INC.

                           CONSOLIDATED BALANCE SHEETS
             (dollars expressed in thousands, except per share data)




                                                                                          December 31,
                                                                                          ------------
                                                                                 1997         1997          1996
                                                                                 ----         ----          ----
                                                                               pro forma
                                                                              (unaudited)
                                      Assets
                                      ------
Cash and cash equivalents:
    Cash and due from banks................................................  $  34,399       23,537         12,343
    Interest-bearing deposits with other financial
       institutions with maturities of three months or less................      2,607          690            146
    Federal funds sold.....................................................      4,915        2,215          9,475
                                                                             ---------    ---------      ---------
         Total cash and cash equivalents...................................     41,921       26,442         21,964
                                                                             ---------    ---------      ---------

Investment securities available for sale, at fair value....................    148,181       83,791         86,910
Loans:
    Commercial and financial...............................................    113,807       69,091         48,025
    Real estate construction and development...............................     94,587       66,601         44,238
    Real estate mortgage...................................................    171,842      103,718         54,761
    Consumer and installment...............................................     77,390       69,923         96,096
    Loans held for sale....................................................      5,708        5,708             --
                                                                             ---------    ---------       --------
         Total loans.......................................................    463,334      315,041        243,120
    Unearned discount......................................................     (2,588)      (1,604)        (1,246)
    Allowance for possible loan losses.....................................    (12,313)      (6,715)        (6,147)
                                                                             ---------    ---------      ---------
         Net loans.........................................................    448,433      306,722        235,727
                                                                             ---------    ---------      ---------

Bank premises and equipment, net of
    accumulated depreciation...............................................     10,852        8,679          6,369
Intangibles associated with the purchase of subsidiaries...................     12,000        6,424          3,127
Accrued interest receivable................................................      5,029        2,963          2,348
Foreclosed property, net...................................................        842          381            785
Deferred tax assets........................................................     14,498       13,812         15,519
Other assets...............................................................      3,851        2,042          2,433
                                                                             ---------    ---------      ---------
         Total assets......................................................  $ 685,607      451,256        375,182
                                                                             =========    =========      =========


The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST BANKS AMERICA, INC.

             (dollars expressed in thousands, except per share data)



                                                                                          December 31,
                                                                                          ------------
                                                                                  1997        1997          1996
                                                                                  ----        ----          ----
                                                                                pro forma
                                                                               (unaudited)
                                      Liabilities
                                      -----------
Deposits:
    Demand:
      Non-interest-bearing ................................................  $  101,039      66,396         56,161
      Interest-bearing.....................................................      74,965      57,011         53,310
    Savings................................................................     158,080      90,773         66,523
    Time deposits:
      Time deposits of $100 or more........................................      56,373      38,377         31,679
      Other time deposits..................................................     199,945     131,385        112,133
                                                                             ----------   ---------      ---------
         Total deposits....................................................     590,402     383,942        319,806

Short-term borrowings......................................................       3,687       2,807          2,092
Promissory note payable....................................................       9,100      14,500         14,000
Accrued interest payable...................................................       4,242       2,246            904
Deferred tax liabilities...................................................       1,273         983            909
Payable to former shareholders of Surety Bank..............................       3,829       3,829             --
Accrued expenses and other liabilities.....................................       5,167       3,085          3,973
12% convertible debentures.................................................       6,500          --             --
                                                                             ----------   ----------     ----------
         Total liabilities.................................................     624,200     411,392        341,684
                                                                             ----------   ---------      ---------

                                      Stockholders' Equity
                                      --------------------

Common stock:
    Common stock,  $0.15 par value;  6,666,666 shares
      authorized at December 31, 1997 and 1996; 3,238,417
      pro forma shares,  1,682,689 shares and 1,412,900 shares
      issued at December 31, 1997 and 1996, respectively...................         486         252            212
    Class B common stock, $.15 par value; 4,000,000
      shares authorized; 2,500,000 shares issued and
      outstanding at December 31, 1997 and 1996............................         375         375            375
Capital surplus............................................................      63,636      42,497         38,036
Retained earnings (deficit), since elimination of accumulated
    deficit of $259,117 effective December 31, 1994........................         928         928         (2,251)
Common treasury stock, at cost; 386,458 shares and 280,430
    shares at December 31, 1997 and 1996, respectively.....................      (4,350)     (4,350)        (2,838)
Net fair value adjustment for securities available for sale................         332         162            (36)
                                                                             ----------   ---------      ---------
         Total stockholders' equity........................................      61,407      39,864         33,498
                                                                             ----------   ---------      ---------
         Total liabilities and stockholders' equity........................  $  685,607     451,256        375,182
                                                                             ==========   =========      =========



                            FIRST BANKS AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
             (dollars expressed in thousands, except per share data)

                                                                                 Years ended December 31,
                                                                                 ------------------------
                                                                         1997       1997       1996       1995
                                                                         ----       ----       ----       ----
                                                                       pro forma
                                                                      (unaudited)
Interest income:
    Interest and fees on loans........................................  $ 29,451    23,159    16,494      17,462
    Investment securities.............................................     6,793     5,073     3,519       4,473
    Federal funds sold and other......................................     1,021       651     1,433         492
                                                                        --------   -------   -------     -------
         Total interest income........................................    37,265    28,883    21,446      22,427
                                                                        --------   -------   -------     -------
Interest expense:
    Deposits:
      Interest-bearing demand.........................................     1,312     1,174       487         455
      Savings.........................................................     3,209     2,350     1,854       2,026
      Time deposits of $100 or more...................................     1,946     1,631     1,409       1,300
      Other time deposits.............................................     8,168     6,159     5,551       5,148
    Promissory note payable and other borrowings......................     2,085     1,520       692       2,289
                                                                        --------   -------   -------     -------
         Total interest expense.......................................    16,720    12,834     9,993      11,218
                                                                        --------   -------   -------     -------
         Net interest income..........................................    20,545    16,049    11,453      11,209
Provision for possible loan losses....................................     2,000     2,000     1,250       5,826
                                                                        --------   -------   -------     -------
         Net interest income after provision
           for possible loan losses...................................    18,545    14,049    10,203       5,383
                                                                        --------   -------   -------     -------
Noninterest income (loss):
    Service charges on deposit accounts...............................     2,005     1,632     1,507       1,458
    Loan sales and servicing income...................................        33        22        53         159
    Other income......................................................       894       834       103       1,253
    Gain (loss) on sales of securities, net...........................        76        76       185      (2,996)
                                                                        --------   -------   -------     -------
         Total noninterest income (loss)..............................     3,008     2,564     1,848        (126)
                                                                        --------   -------   -------     -------
Noninterest expense:
    Salaries and employee benefits....................................     5,453     4,219     3,072       4,029
    Occupancy, net of rental income...................................     1,886     1,440       951       1,274
    Furniture and equipment...........................................     1,016       805       613         663
    Federal Deposit Insurance Corporation premiums....................       112       102       160         313
    Postage, printing and supplies....................................       438       346       267         303
    Legal, examination and professional fees..........................     2,765     2,005     1,276       1,354
    Data processing...................................................       942       715       334         664
    Communications....................................................       614       521       421         553
    (Gain) loss on sale of foreclosed property, net of expenses.......      (332)     (303)      146         176
    Other.............................................................     2,399     1,826     2,240       1,831
                                                                        --------   -------   -------     -------
         Total noninterest expense....................................    15,293    11,676     9,480      11,160
                                                                        --------   -------   -------     -------
         Income (loss) before provision for
              income tax expense (benefit)............................     6,260     4,937     2,571      (5,903)
Provision for income tax expense (benefit)............................     2,611     1,758     1,002      (2,083)
                                                                        --------   -------   -------     -------
         Net income (loss)............................................  $  3,649     3,179     1,569      (3,820)
                                                                        ========   =======   =======     =======

Earnings (loss) per common share:
    Basic.............................................................  $   0.90      0.88      0.42       (0.99)
    Diluted...........................................................      0.89      0.87      0.40       (0.99)
                                                                        ========   =======   =======     =======
Weighted average common stock outstanding (in thousands)..............     4,069     3,607     3,763       3,870
                                                                        ========   =======   =======     =======

The accompanying notes are an integral part of the consolidated financial statements.



                            FIRST BANKS AMERICA, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                       Three years ended December 31, 1997
             (dollars expressed in thousands, except per share data)



                                                                                                Net fair
                                                                                                  value
                                                                                               adjustment     Total
                                               Class B                Retained      Common   for securities  stock-
                                     Common    common     Capital     earnings     treasury     available   holders'
                                      stock     stock     surplus     (deficit)      stock      for sale     equity
                                      -----     -----     -------     ---------      -----      --------     ------

Consolidated balances,
    January 1, 1995.................$ 206       375       39,133           --           --           --       39,714
Year ended December 31, 1995:
    Consolidated net loss...........   --        --           --       (3,820)          --           --       (3,820)
    Exercise of stock options.......    4        --          111           --           --           --          115
    Compensation paid in stock......   --        --           27           --           --           --           27
    Repurchases of common stock.....   --        --           --           --         (828)          --         (828)
    Net fair value adjustment for
      securities available for sale.   --        --           --           --           --           50           50
                                     ----      ----       ------        -----        -----         ----       ------
Consolidated balances,
    December 31, 1995...............  210       375       39,271       (3,820)        (828)          50       35,258
Year ended December 31, 1996:
    Consolidated net income.........   --        --           --        1,569           --           --        1,569
    Exercise of stock options.......    2        --           36           --           --           --           38
    Compensation paid in stock......   --        --           10           --           --           --           10
    Repurchase of outstanding
      warrants......................   --        --       (1,281)          --           --           --       (1,281)
    Repurchases of common stock.....   --        --           --           --       (2,010)          --       (2,010)
    Net fair value adjustment for
      securities available for sale.   --        --           --           --           --          (86)         (86)
                                     ----      ----        -----        -----        -----         ----       ------
Consolidated balances,
    December 31, 1996...............  212       375       38,036       (2,251)      (2,838)         (36)      33,498
Year ended December 31, 1997:
    Consolidated net income.........   --        --           --        3,179           --           --        3,179
    Issuance of common stock
      for purchase accounting
      acquisition...................   40        --        4,723           --           --           --        4,763
    Exercise of stock options.......   --        --           15           --           --           --           15
    Redemption of stock options....    --        --         (290)          --           --           --         (290)
    Compensation paid in stock......   --        --           13           --           --           --           13
    Repurchases of common stock.....   --        --           --           --       (1,512)          --       (1,512)
    Net fair value adjustment for
      securities available for sale.   --        --           --           --           --          198          198
                                     ----      ----        -----        -----       ------         ----       ------
Consolidated balances,
    December 31, 1997............... $252       375       42,497          928       (4,350)         162       39,864
                                     ====      ====       ======        =====       ======         ====       ======


The accompanying notes are an integral part of the consolidated financial statements.



                                                 FIRST BANKS AMERICA, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (dollars expressed in thousands)
                                                                                       Years ended December 31,
                                                                                       ------------------------
                                                                                   1997          1996         1995
                                                                                   ----          ----         ----
Cash flows from operating activities:
    Net income (loss)......................................................       3,179         1,569         (3,820)
    Adjustments to reconcile net income (loss) to cash provided by operating activities:
        Depreciation, amortization and accretion, net......................         694          (172)           337
        Provision for possible loan losses.................................       2,000         1,250          5,826
        Provision (benefit) for income taxes...............................       1,758         1,002         (2,083)
        Payments of income taxes...........................................        (213)           --             --
        (Gain) loss on sales of securities, net............................         (76)         (185)         2,996
        (Increase) decrease in accrued interest receivable.................        (615)       (1,084)           481
        Interest accrued on liabilities....................................      12,834         9,993         11,218
        Payments of interest on liabilities................................     (11,492)       (9,984)       (11,142)
        Other operating activities, net....................................         (66)       (1,836)          (860)
                                                                               --------       -------       --------
              Net cash provided by operating activities....................       8,003           553          2,953
                                                                               --------       -------       --------

Cash flows from investing activities:
    Cash paid for acquired entities, net of cash and cash
     equivalents received.................................................        3,072        10,715             --
    Sales of investment securities.........................................      11,073        20,564         70,995
    Maturities of investment securities....................................      54,805       161,223         54,380
    Purchases of investment securities.....................................     (50,126)     (205,661)      (104,753)
    Net (increase) decrease in loans.......................................     (20,031)        7,481          6,469
    Recoveries of loans previously charged-off.............................       1,281         1,392            715
    Purchases of bank premises and equipment...............................        (487)         (191)          (489)
    Proceeds from sales of other real estate...............................       1,020           508            743
    Other investing activities.............................................        (258)           --         (6,414)
                                                                               --------       --------      --------
              Net cash provided by (used in) investing activities..........         349        (3,969)        21,646
                                                                               --------       -------       --------

Cash flows from financing activities: Other increases (decreases) in deposits:
      Demand and savings deposits..........................................       1,664        (7,444)          (454)
      Time deposits........................................................      (4,978)      (13,159)         8,147
    Decrease in federal funds purchased and other
      short-term borrowings................................................          --          (352)        (5,257)
    Decrease in Federal Home Loan Bank advances............................      (1,122)       (3,957)       (13,749)
    Increase (decrease) in securities sold under agreements to repurchase..       1,836          (324)       (18,722)
    Increase in promissory note payable....................................         500        12,946             --
    Repurchase of common stock for treasury and warrant....................      (1,512)       (3,290)          (828)
    Repurchase of stock option.............................................        (290)           --             --
    Proceeds from exercise of stock options................................          28            38            115
                                                                               --------       -------       --------
              Net cash used in financing activities........................      (3,874)      (15,542)       (30,748)
                                                                               ---------      -------       --------
              Net increase (decrease) in cash and cash equivalents.........       4,478       (18,958)        (6,149)
Cash and cash equivalents, beginning of year...............................      21,964        40,922         47,071
                                                                               --------       -------       --------
Cash and cash equivalents, end of year.....................................    $ 26,442        21,964         40,922
                                                                               ========       =======       ========

Noncash investing and financing activities:
    Loans transferred to foreclosed real estate............................    $    176           286            203
    Issuance of common stock in purchase accounting acquisition............       4,763            --             --
    Loans transferred from loans held for sale.............................          --            --          7,253
    Receivable from sale of investment securities..........................    $     --            --          4,915
                                                                               =========      =======       ========

The accompanying notes are an integral part of the consolidated financial statements.


(1)    Summary of Significant Accounting Policies

     The accompanying consolidated financial statements of First Banks America, Inc. and subsidiaries (FBA or the Company), have been prepared in accordance with generally accepted accounting principles and conform to practices prevalent among financial institutions. The following is a summary of the more significant policies followed by FBA:

     Basis of Presentation. The consolidated financial statements of FBA have been prepared in accordance with generally accepted accounting principles and conform to predominant practices within the banking industry. Management of FBA has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. Certain 1996 and 1995 amounts have been reclassified to conform with the 1997 presentation.

     As more fully discussed in Note 2, the unaudited pro forma balance sheet as of December 31, 1997 and unaudited pro forma statement of operations for the year ended December 31, 1997 have been prepared to reflect the effects on the historical results of FBA of the acquisitions of First Commercial Bancorp, Inc.
(FCB) and its wholly owned subsidiary, First Commercial Bank (First Commercial), and Pacific Bay Bank. The unaudited pro forma balance sheet and unaudited pro forma statement of operations have been prepared as if the acquisitions occurred on December 31, 1997. In addition, the historical results of First Banks, Inc.'s interest in FCB is presented as if FBA had acquired First Banks, Inc.'s interest in FCB on August 25, 1995. The pro forma financial information is not necessarily indicative of the results that will occur in the future.

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

     FBA operates through two banking subsidiaries, BankTEXAS N.A., headquartered in Houston, Texas (BankTEXAS) and First Bank of California, headquartered in Roseville, California (FB California), collectively referred to as Subsidiary Banks.

     Cash and Cash Equivalents. Cash, due from banks, federal funds sold, and interest-bearing deposits with original maturities of three months or less are considered to be cash and cash equivalents for purposes of the consolidated statements of cash flows.

     The Subsidiary Banks are required to maintain certain daily reserve balances in accordance with regulatory requirements. These reserve balances were $3.6 million and $2.6 million at December 31, 1997 and 1996, respectively.

     Investment Securities. The classification of investment securities as available for sale or held to maturity is determined at the date of purchase. FBA does not engage in the trading of investment securities.

     Investment securities classified as available for sale are those debt and equity securities for which FBA has no immediate plan to sell, but which may be sold in the future if circumstances warrant. Available-for-sale securities are stated at current fair value. Realized gains and losses are included in noninterest income upon commitment to sell, based on the amortized cost of the individual security sold. Unrealized gains and losses are recorded, net of related income tax effects, in a separate component of stockholders' equity. All previous fair value adjustments included in stockholders' equity are reversed upon sale.

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

     At December 31, 1997 and 1996, all investment securities were classified as available for sale.

     Loans. Loans held for portfolio are carried at cost, adjusted for amortization of premiums and accretion of discounts using a method which approximates the level yield method. Interest and fees on loans are recognized as income using the interest method. Loans held for portfolio are stated at cost as FBA has the ability and it is management's intention to hold them to maturity.

     The accrual of interest on loans is discontinued when it appears that interest or principal may not be paid in a timely manner in the normal course of business. Generally, payments received on nonaccrual and impaired loans are recorded as principal reductions. Interest income is recognized after all principal has been repaid or an improvement in the condition of the loan has occurred which would warrant resumption of interest accruals.

     A loan is considered impaired when it is probable a creditor will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. When measuring impairment, the expected future cash flows of an impaired loan are discounted at the loan's effective interest rate. Alternatively, impairment is measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Regardless of the historical measurement method used, FBA measures impairment based on the fair value of the collateral when the creditor determines foreclosure is probable. Additionally, impairment of a restructured loan is measured by discounting the total expected future cash flows at the loan's effective rate of interest as stated in the original loan agreement. FBA continues to use its existing nonaccrual methods for recognizing interest income on impaired loans.

     Loans Held for Sale. Mortgage loans held for sale are carried at the lower of cost or market value which is determined on an individual loan basis. Gains or losses on the sale of loans held for sale are determined on a specific identification method.

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

     Bank Premises and Equipment. Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the useful life of the improvement or term of the lease. Bank premises and improvements are depreciated over 15 to 29 years and equipment over two to ten years.

     Intangibles Associated With the Purchase of Subsidiaries. The excess of cost over net assets acquired of purchased subsidiaries are amortized using the straight-line method over the estimated periods to be benefited, which has been estimated at 15 years.

     Foreclosed Property. Foreclosed property, consisting of real estate acquired through foreclosure or deed in lieu of foreclosure, is stated at the lower of fair value less applicable selling costs or cost at the time the property is acquired. The excess of cost over fair value of the property at the date of acquisition is charged to the allowance for possible loan losses.

     Income Taxes. FBA and its subsidiaries join in filing consolidated federal income tax returns. Each subsidiary pays its allocation of federal income taxes to FBA, or receives payment from FBA to the extent that tax benefits are realized. Separate state franchise tax returns are filed in Texas, Delaware and Nevada for the appropriate entities. FBA and its subsidiaries join in filing Illinois and California unitary income tax returns with First Banks.

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

     Interest Rate Futures Contracts. Prior to 1996, interest rate futures contracts were utilized to manage the interest rate risk of the available-for-sale securities portfolio. Gains and losses on interest rate futures contracts, which qualified as hedges, were deferred. Amortization of the net deferred gains or losses was applied to the interest income of the available-for-sale securities portfolio using the straight-line method. The net deferred gains and losses were applied to the carrying value of the available-for-sale securities portfolio as part of the mark to market valuation. When the hedged assets were sold, the related gain or loss on the interest rate futures contract was immediately recognized in the consolidated statements of operations.

     Interest Rate Cap Agreements. Interest rate cap agreements are accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest expense of the related liability. Premiums and fees paid upon the purchase of interest rate cap agreements are amortized to interest expense over the life of the agreements using the interest method. In the event of early termination of an interest rate cap agreement, the net proceeds received or paid are deferred and amortized over the shorter of the remaining contract life or the maturity of the related liability. If, however, the amount of the underlying hedged liability is repaid, then the gain or loss on the agreement is recognized immediately in the consolidated statements of operations. The unamortized premiums and fees paid are included in other assets in the accompanying consolidated balance sheets.

     Earnings (Loss) Per Common Share. FBA adopted the provisions of SFAS 128, Earnings Per Share (SFAS 128), on a retroactive basis effective December 31, 1997. Accordingly, earnings (loss) per common share (EPS) data has been restated to conform with the provisions of SFAS 128.

     SFAS 128 provides for the calculation of a "Basic" and "Diluted" EPS. Basic EPS is computed by dividing the income (loss) available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the year. The computation of dilutive EPS is similar except the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back (a) any convertible preferred dividends and (b) the after-tax amount of interest recognized in the period associated with any convertible debt. The implementation of SFAS 128 did not have a material impact on the calculation of EPS.

 (2)   Acquisitions

     On November 1, 1996, FBA completed its acquisition of Sunrise Bancorp, a California corporation (Sunrise), and its wholly owned subsidiary, Sunrise Bank, in exchange for $17.5 million in cash. At the time of the transaction, Sunrise had $110.8 million in total assets, $45.5 million in cash and cash equivalents and investment securities, $61.1 million in total loans, net of unearned discount, and $91.1 million in total deposits. The acquisition was funded from available cash and borrowings of $14.0 million under a promissory note payable (Note Payable) with First Banks, Inc., St. Louis, Missouri (First Banks). First Banks owns a majority of the outstanding voting stock of FBA, representing 65.9% and 68.8% at December 31, 1997 and 1996, respectively.

     On December 1, 1997, FBA completed its acquisition of Surety Bank in exchange for 264,622 shares of FBA common stock and cash of $3.8 million. The cash portion of this transaction, which was paid to the former shareholders of Surety Bank in January 1998, was funded by an advance under the Note Payable. At the time of the transaction, Surety had $72.8 million in total assets, $14.9 million in cash and cash equivalents and investment securities, $54.4 million in total loans, net of unearned discount, and $67.5 million in total deposits.

     Sunrise was merged into a wholly owned subsidiary of FBA. Sunrise Bank and Surety Bank were merged into FB California, a newly-formed commercial bank charter of FBA. The acquisitions of Sunrise and Surety Bank were accounted for under the purchase method of accounting and, accordingly, the consolidated financial statements include the financial position and results of operations for the period subsequent to the acquisition dates, and the assets acquired and liabilities assumed were recorded at fair value at the acquisition date. The excess of the cost over the fair value of the net assets acquired was $3.2 million and $3.3 million for Sunrise and Surety Bank, respectively, and is being amortized over 15 years.

     On February 2, 1998, FBA and FCB were merged. Under the terms of the Agreement and Plan of Merger (Agreement), FCB was merged into FBA, and FCB's wholly owned subsidiary, First Commercial Bank, was merged into FB California, an indirect subsidiary bank of FBA. The FCB shareholders received .8888 shares of FBA common stock for each share of FCB common stock that they held. In total, FCB shareholders received approximately 751,728 shares of FBA common stock. The transaction also provided for First Banks to receive 804,000 shares of FBA common stock in exchange for $10.0 million of the Note Payable. In addition, FCB's convertible debentures of $6.5 million, which are owned by First Banks, were exchanged for comparable debentures in FBA.

     FCB had six banking offices located in Sacramento, Roseville (2), San Francisco, Concord and Campbell, California. At December 31, 1997, FCB had total assets of $191.6 million and net income of $764,000 for the year then ended.

     First Banks owned a majority interest in both FBA and FCB. Consistent with the accounting treatment for companies under common control, the merger was accounted for by FBA as follows:

              First Banks' interest in FCB was accounted for by FBA at First Banks' historical cost. First Banks' historical cost basis in FCB was determined under the purchase method of accounting, effective upon First Banks' acquisition of First Commercial on August 23, 1995. Accordingly, the consolidated financial statements of First Banks will include the financial position and results of operations for the periods subsequent to the acquisition date, and the assets acquired and liabilities assumed were recorded at fair value at the acquisition date.

              Effective with the merger, because the two entities were under the common control of First Banks, the consolidated financial statements of FBA will be restated in 1998 to reflect First Banks' interest in the financial condition and results of operations of FCB for the periods subsequent to August 23, 1995.

              The  amount   attributable  to   the  interests  of  the  minority
              shareholders in the fair value of the net assets of FCB was accounted for by FBA under the purchase method of accounting. Accordingly, such amount was reflected by FBA at fair value, as determined by the market value of FBA common stock exchanged for the minority interest pursuant to the Agreement.

     The following information presents unaudited pro forma condensed results of operations of FBA, combined with the acquisition of Surety Bank, as if FBA had completed the transaction on January 1, 1996. In addition, the historical results of First Banks' interest in FCB is presented as if FBA had acquired First Banks' interest in FCB on August 25, 1995:

                                                                           December 31,
                                                                           ------------
                                                                    1997      1996      1995
                                                                    ----      ----      ----
                                                     (dollars expressed in thousands, except per share data)

              Net interest income...........................    $ 23,811    19,015     13,274
              Provision for possible loan losses...........        2,255     2,469      6,376
              Net income (loss)............................        3,589       352     (4,736)
                                                                ========   =======    =======
              Weighted average shares of common
                  stock outstanding (in thousands).........        5,138     5,294      4,332
                                                                ========   =======    =======
              Earnings (loss) per common share:
                  Basic....................................     $   0.70      0.07      (1.09)
                  Diluted..................................         0.69      0.06      (1.09)
                                                                ========   =======    =======

     The unaudited pro forma condensed results of operations reflect the application of the purchase method of accounting for Surety Bank and certain other assumptions. Purchase accounting adjustments have been applied to investment securities, bank premises and equipment, deferred tax assets and liabilities and excess cost required to reflect the assets acquired and liabilities assumed at fair value. The resulting premiums and discounts are amortized or accreted to income consistent with the accounting policies of FBA.

     The results of operations of Sunrise are not included in the pro forma combined condensed statements of operations for the year ended December 31, 1996 as the historical results of operations for the period are not representative of normal operating results subsequent to its acquisition by FBA.

     On February 2, 1998, FBA completed its acquisition of Pacific Bay Bank in exchange for cash of $4.2 million. This transaction was funded by an advance under the Note Payable. At the time of the transaction, Pacific Bay Bank had $38.3 million in total assets; $7.4 million in cash and cash equivalents; $29.7 million in total loans, net of unearned discount; and, $35.2 million in total deposits.

(3)    Investments in Debt and Equity Securities


     The amortized cost, contractual maturity, unrealized gains and losses and fair value of investment securities available for sale at December 31, 1997 and 1996 were as follows:

                                                      Maturity                 Total
                                                                     After     amor-       Gross
                                          1 Year     1-5    5-10      10       tized    unrealized            Weighted
                                                                                          -------      Fair    average
                                          or less   years   years    years     cost   Gains   Losses   value   yield
                                          -------   -----   -----    -----     ----   -----   ------   -----   ------
                                                                (dollars expressed in thousands)
 December 31, 1997:
    Carrying value:
       U.S. Treasury..................   $ 11,000   27,070    --         --     38,070    240     (1)    38,309   6.00%
       U.S. government agencies and
          corporations:
              Mortgage-backed.........         --   13,449    47      6,755     20,251     38     (20)   20,269   6.06
              Other...................      6,483   12,701    --         --     19,184      6     (15)   19,175   6.14
       Federal Home Loan Bank and
          Federal Reserve Bank stock
          (no stated maturity)........      6,038       --    --         --      6,038     --      --     6,038   5.87
                                         --------   ------   ---      -----    -------    ---    ----   -------   ----
                   Total..............   $ 23,521   53,220    47      6,755     83,543    284     (36)   83,791   6.03
                                         ========   ======   ===      =====    =======    ===    ====   =======   ====
    Market value:
       Debt securities................   $ 17,490   53,423    47      6,793
       Equity securities..............      6,038       --    --         --
                                         --------   -------  ---      -----
                   Total..............   $ 23,528   53,423    47      6,793
                                         ========   ======   ===      =====

    Weighted average yield............       5.84%    5.98% 6.56%      7.23%
                                             ====     ====  ====       ====

 December 31, 1996:
    Carrying value:
       U.S. Treasury..................   $ 20,016    6,072    --         --    26,088     81       --    26,169   5.38%
       U.S. government agencies and
          corporations:
              Mortgage-backed.........         --   23,668    --      8,857    32,525     29    (153)    32,401   6.05
              Other...................     18,087    4,969    --         --    23,056     14     (26)    23,044   5.31
       Federal Home Loan Bank an
          Federal Reserve Bank stock
          (no stated maturity)........      5,296       --    --         --     5,296     --      --      5,296   5.87
                                         --------   ------   ---       ----   -------    ---    ----    -------   ----
                   Total..............   $ 43,399   34,709    --      8,857    86,965    124    (179)    86,910   5.64
                                         ========   ======   ===      =====   =======    ===    ====    =======   ====
    Market value:
       Debt securities................   $ 38,122   34,632    --      8,860
       Equity securities..............      5,296       --    --         --
                                         --------   ------  ----      -----
                   Total..............   $ 43,418   34,632    --      8,860
                                         ========   ======  ====      =====

    Weighted average yield............       5.34%    5.63%   --%      7.17%
                                         =========  ======  ====      =====

     Proceeds from sales of securities were $11.1 million, $20.6 million and $76.0 million for the years ended December 31, 1997, 1996 and 1995, respectively. Gross gains of $76,000, $185,000 and $2.2 million were realized on those sales for the years ended December 31, 1997, 1996 and 1995, respectively. No losses were realized on those sales for the years ended December 31, 1997, 1996 and 1995. For 1995, the net gains on sales of securities were offset by the recognition of $5.1 million of hedging losses.

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

     Investment securities with a carrying value of approximately $13.9 million and $8.4 million at December 31, 1997 and 1996, respectively, were pledged in connection with deposits of public and trust funds, securities sold under agreements to repurchase and for other purposes as required by law.

 (4)   Loans and Allowance for Possible Loan Losses

     Changes in the  allowance  for  possible  loan  losses for the years  ended
December 31 were as follows:

                                                                           1997       1996       1995
                                                                           ----       ----       ----
                                                                        (dollars expressed in thousands)

          Balance, January 1............................................  $ 6,147      5,228      2,756
          Acquired allowance for possible loan losses...................       30      2,338         --
                                                                          -------    -------    -------
                                                                            6,177      7,566      2,756
                                                                          -------    -------    -------
          Loans charged-off.............................................   (2,744)    (4,061)    (4,069)
          Recoveries of loans previously charged-off....................    1,282      1,392        715
                                                                          -------    -------    -------
                      Net loans charged-off.............................   (1,462)    (2,669)    (3,354)
                                                                          --------   -------    -------
          Provision charged to operations...............................    2,000      1,250      5,826
                                                                          -------    -------    -------
          Balance, December 31..........................................  $ 6,715      6,147      5,228
                                                                          =======    =======    =======


     At December 31, 1997 and 1996, FBA had $2.4 million and $2.1 million, respectively, of loans on nonaccrual status. Interest on nonaccrual loans which would have been recorded under the original terms of the loans was $298,000, $161,000 and $93,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Of these amounts, $259,000, $72,000 and $70,000 was actually recorded as interest income on such loans in 1997, 1996 and 1995, respectively.

     At December 31, 1997 and 1996, FBA had $2.9 million and $3.7 million of impaired loans, which is represented by loans on nonaccrual status and consumer installment loans 60 days or more past due. The impaired loans had no specific reserves at December 31, 1997 and 1996. The average recorded investment in impaired loans was $2.9 million and $2.2 million for the years ended December 31, 1997 and 1996, respectively.

     FBA's primary market areas are Houston, Dallas, Irving and McKinney, Texas and Roseville, Citrus Heights, Vallejo and Fairfield, California. At December 31, 1997, approximately 58% of the total loan portfolio and 56% of the commercial, financial and agricultural loan portfolio were to borrowers within this region.

     In general, FBA is a secured lender. At December 31, 1997, approximately 97.6% of the loan portfolio was secured. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction.

 (5)   Bank Premises and Equipment

     Bank premises and equipment were comprised of the following at December 31:

                                                                       1997      1996
                                                                       ----      ----
                                                               (dollars expressed in thousands)

           Land...................................................  $  3,224      2,424
           Buildings and improvements.............................     4,995      3,234
           Furniture, fixtures and equipment......................     4,039      2,619
           Construction in progress...............................        86         41
                                                                    --------     ------
                    Total.........................................    12,344      8,318
           Less accumulated depreciation .........................     3,665      1,949
                                                                    --------     ------
                    Bank premises and equipment, net..............  $  8,679      6,369
                                                                    ========     ======

     Depreciation expense for the years ended December 31, 1997, 1996 and 1995 totaled $640,000, $553,000 and $544,000, respectively.

     FBA leases land, office properties and some items of equipment under operating leases. Certain of the leases contain renewal options and escalation clauses. Total rent expense was $667,000, $350,000 and $537,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Future minimum lease payments under noncancellable operating leases extend through 2019 as follows:

                                               (dollars expressed in thousands)
     Year ending December 31:
        1998...............................................   $ 1,013
        1999...............................................       531
        2000...............................................       222
        2001...............................................       195
        2002...............................................       184
        Thereafter.........................................     2,495
                                                              -------
                  Total minimum lease payments.............   $ 4,640
                                                              =======

     FBA leases to unrelated parties a portion of its owned banking facilities. Total rental income was $740,000, $419,000 and $284,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

 (6)   Promissory Note Payable

     FBA borrowed $14.5 million and $14.0 million at December 31, 1997 and 1996, respectively, from First Banks under a $20.0 million Note Payable. The borrowings under the Note Payable bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. The principal and accrued interest under the Note Payable are due and payable on October 31, 2001. The interest expense under the Note Payable was $1.18 million and $194,000 for the years ended December 31, 1997 and 1996, respectively. The accrued and unpaid interest under the Note Payable was $1.37 million and $194,000 at December 31, 1997 and 1996, respectively. There were no balances outstanding during 1995.

 (7)   Earnings Per Common Share

     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods indicated:
                                                                      Income        Shares     Per share
                                                                    (numerator)  (denominator)  amount
                                                                    -----------  -------------  ------
                                                         (dollars expressed in thousands, except per share data)
       Year ended December 31, 1997:
           Basic EPS - income available to common stockholders....    $ 3,179        3,607      $  0.88
                                                                                                =======
           Effect of dilutive securities-stock options............         --           27
                                                                      -------       ------
           Diluted EPS - income available to common stockholders..    $ 3,179        3,634      $  0.87
                                                                      =======       ======      =======

       Year ended December 31, 1996:
           Basic EPS - income available to common stockholders....    $ 1,569        3,763      $  0.42
                                                                                                =======
           Effect of dilutive securities:
              Stock options.......................................         --           61
              Warrants............................................         --           91
                                                                      -------       ------
           Diluted EPS - income available to common stockholders..    $ 1,569        3,915      $  0.40
                                                                      =======       ======      =======

     As a result of the net loss incurred in 1995, the effects of stock options and warrants were anti-dilutive for the year then ended.

 (8)   Income Taxes

     Total income tax expense of $1.8 million, $1.0 million, and a tax benefit of $2.1 million for the years ended December 31, 1997, 1996 and 1995, respectively, were attributable to income from continuing operations.


     Income tax expense (benefit) for the years ended December 31 consists of:

                                                                           1997          1996         1995
                                                                           ----          ----         ----
                                                                           (dollars expressed in thousands)
       Current income tax expense:
         Federal.....................................................    $    --           --           --
         State.......................................................         --           --           --
                                                                         -------       ------       ------
              .......................................................         --           --           --
                                                                         -------       ------       ------
       Deferred income tax expense (benefit):
         Federal.....................................................      1,703        1,005       (2,083)
         State.......................................................         55           (3)          --
                                                                         -------       ------       ------
              .......................................................      1,758        1,002       (2,083)
                                                                         -------       ------        -----
           Total.....................................................    $ 1,758        1,002       (2,083)
                                                                         =======       ======       ======

     The effective rates of federal income taxes for the years ended December 31 differ from statutory rates of taxation as follows:
                                                    1997                      1996                      1995
                                            -------------------      --------------------         ----------------
                                             Amount     Percent      Amount        Percent        Amount    Percent
                                                                (dollars expressed in thousands)
       Income (loss) before provision
         for income tax expense (benefit).  $ 4,937                  $2,571                      $ (5,903)
                                            =======                  ======                      ========

       Tax expense (benefit) at federal
         income tax rate..................  $ 1,728      35.0%          900         35.0%        $ (2,066)  (35.0)%
       Effects of differences
         in tax reporting.................       30       0.6           102          4.0              (17)    (.3)
                                            -------     -----        ------         ----          -------    ----
         Income tax expense (benefit)
           at effective rate..............  $ 1,758      35.6%       $1,002         39.0%        $ (2,083)  (35.3)%
                                            =======     =====        ======        =====         ========   =====

     The tax  effects of  temporary  differences  that give rise to  significant portions of the deferred tax assets and deferred tax liabilities are as follows:
                                                                              December 31,
                                                                              ------------
                                                                           1997           1996
                                                                           ----           ----
                                                                    (dollars expressed in thousands)
       Deferred tax assets:
          Allowance for possible loan losses.........................  $   2,202         1,754
          Foreclosed property........................................        633         1,856
          Alternative minimum tax credit.............................        288           279
          Postretirement medical plan................................        247           353
          Quasi-reorganization adjustment of bank premises...........      1,377         1,427
          Other......................................................        426           728
          Net operating loss carryforwards...........................     12,086        12,512
                                                                       ---------        ------
                Gross deferred tax assets............................     17,259        18,909
          Valuation allowance........................................     (3,447)       (3,390)
                                                                       ---------       -------
                Net deferred tax assets..............................     13,812        15,519
                                                                       ---------       -------
       Deferred tax liabilities:
          FHLB stock dividends.......................................        409           230
          Bank premises and equipment................................        533           466
          Other .....................................................         41           213
                                                                       ---------       -------
                Gross deferred tax liabilities.......................        983           909
                                                                       ---------       -------
                Net deferred tax assets..............................  $  12,829        14,610
                                                                       =========       =======



     Changes to the deferred tax asset  valuation  allowance for the years ended
December 31 were as follows:

                                                                         1997     1996     1995
                                                                         ----     ----     ----
                                                                    (dollars expressed in thousands)

           Balance, January 1.........................................  $3,390    2,731    2,731
           Current year deferred provision, change in
              deferred tax valuation allowance........................      --       --       --
           Purchase acquisitions......................................      57      659       --
                                                                        ------    -----   ------
           Balance, December 31.......................................  $3,447    3,390    2,731
                                                                        ======    =====   ======

     Subsequently recognized tax benefits relating to $2.7 million of the valuation allowance for deferred tax assets will be credited directly to capital surplus under the terms of the quasi-reorganization, implemented on December 31, 1994, and the provisions of SFAS 109. The remaining $747,000 will be credited to intangibles associated with the purchase of subsidiaries.

     At December 31, 1997, FBA has separate limitation year (SRLY) net operating loss carryforwards (NOLs) of $22.5 million and alternative minimum tax credits of $288,000. Their utilization is subject to annual limitations. Additionally, FBA has non-SRLY NOLs of $11.8 million.

     The NOLs for FBA at December 31, 1997 expire as follows:

                                                (dollars expressed in thousands)
          Year ending December 31:
             1998......................................    $ 4,140
             1999......................................      2,641
             2000......................................        103
             2001 through 2010.........................     27,417
                                                           -------
                         Total.........................    $34,301
                                                           =======

     For California income tax purposes, FBA has NOLs of approximately $3.0 million. These NOLs expire as follows:

                                                (dollars expressed in thousands)
         Year ending December 31:
            1998........................................       1,089
            1999........................................       1,089
            2000........................................         635
            2001........................................         139
                                                              ------
           Total........................................      $2,952
                                                              ======

     The net deferred tax assets were evaluated to determine whether it is more likely than not the deferred tax assets will be recognized in the future. It has been determined the net deferred tax assets of FBA should not be fully valued until FBA can provide an earnings history sufficient to support the respective net deferred tax asset. A valuation reserve was determined by taking all positive and negative criteria into consideration. It was determined the valuation allowance established should be $3.4 million.

 (9)   Employee Benefit Plans

     401(k) Plan. FBA has a savings and incentive plan covering substantially all employees. Under the plan, employer matching contributions are determined annually by FBA's Board of Directors. Employee contributions are limited to 15% of an employee's compensation not to exceed $9,500 for 1997. Total employer contributions under the plan were $43,000, $23,000 and $41,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The plan assets are held and managed under a trust agreement with the trust department of an affiliated bank.

     Pension Plan. FBA has a noncontributory defined benefit pension plan covering substantially all officers and employees. The accumulation of benefits under the plan were discontinued during 1994. During 1997, 1996 and 1995, no contributions were made to the pension plan and FBA did not incur any expenditures associated with the pension plan. FBA is in the process of terminating this plan and does not expect to incur a significant gain or loss.

     Postretirement Benefits Other Than Pensions. Prior to August 31, 1994, FBA made certain health care and life insurance benefits available for substantially all of its retired employees, a portion of the cost of which was paid by FBA. The estimated cost of such postretirement benefits was accrued as an expense during the period of an employee's active service to FBA. During 1994, FBA reevaluated the cost of this plan and changed it to provide contributions for coverage only to those individuals receiving benefits on August 31, 1994. In conjunction with the plan restructuring, FBA fully recognized the estimated cost of the future benefits payable under the plan. Employees retiring after that date are allowed to purchase coverage, but must pay the entire cost associated with such coverage.

(10)   Directors' Stock Bonus Plan

     The 1993 Directors' Stock Bonus Plan provides for annual grants of FBA common stock to the nonemployee directors of FBA. Directors' compensation of $13,000, $10,000 and $27,000 was recorded relating to this plan for the years ended December 31, 1997, 1996 and 1995, respectively. These amounts represented the market values of the 1,000 shares granted for the years ended December 31, 1997, 1996 and 1995, respectively.

     The plan is self-operative, and the timing, amounts, recipients and terms of individual grants are determined automatically. On July 1 of each year, each nonemployee director automatically receives a grant of 500 shares of common stock. The maximum number of plan shares that may be issued shall not exceed 16,667 shares and 9,667 shares remain to be issued at December 31, 1997. The plan will expire on July 1, 2001.

(11)   Commitments and Contingencies

     FBA is a party to commitments to extend credit and commercial and standby letters of credit in the normal course of business to meet the financing needs of its customers. These instruments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The interest rate risk associated with these credit commitments relates primarily to the commitments to originate fixed-rate loans. The credit risk amounts are equal to the contractual amounts, assuming the amounts are fully advanced and the collateral or other security is of no value. FBA uses the same credit policies in granting commitments and conditional obligations as it does for on-balance-sheet items.

     Commitments to extend credit at December 31 are as follows:
                                                              1997      1996
                                                              ----      ----
                                                          (dollars expressed in
                                                                thousands)

            Credit card commitments.......................  $ 1,978     3,140
            Other loan commitments........................  138,844    92,454
            Standby letters of credit.....................    1,923       177
                                                            =======    ======

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

     Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The letters of credit are primarily issued to support private borrowing arrangements and commercial transactions. Most letters of credit extend for less than one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Upon issuance of the commitments, FBA holds marketable securities, certificates of deposit, inventory or other assets as collateral supporting those commitments for which collateral is deemed necessary.

(12)   Stockholders' Equity

     Stock Options. On April 19, 1990, the Board of Directors of FBA adopted the 1990 Stock Option Plan (1990 Plan). The 1990 Plan currently provides that no more than 200,000 shares of common stock will be available for stock options. One-fourth of each stock option becomes exercisable at the date of the grant and at each anniversary date of the grant. The options expire ten years from the date of the grant. There were no options granted under this plan during the three years ended December 31, 1997.

     At December 31, 1997, there were 36,833 shares available for future stock options and 13,334 shares of common stock reserved for the exercise of outstanding options. Transactions relating to the 1990 Plan for the years ended December 31 are as follows:

                                                      1997                     1996                      1995
                                               ------------------      -------------------       ------------------
                                                          Average                   Average                 Average
                                                           option                   option                  option
                                               Amount       price      Amount        price       Amount      price
                                               ------       -----      ------        -----       ------      -----

     Outstanding options, January 1.......     57,500     $  3.75       67,500     $  3.75        98,133   $  3.75
     Options exercised and redeemed.......    (44,166)       3.75      (10,000)       3.75       (30,633)     3.75
                                            ---------                   ------                   -------
     Outstanding options, December 31.....     13,334        3.75       57,500        3.75        67,500      3.75
                                            =========     =======       ======     =======        ======   =======

     Options exercisable, December 31.....     13,334                   57,500                    67,500
                                            =========                   ======                    ======

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

     Distribution of Earnings of the Subsidiary Banks. The Subsidiary Banks are restricted by various state and federal regulations as to the amount of dividends which are available for payment of dividends to FBA. Under the most restrictive of these requirements, the future payment of dividends from the Subsidiary Banks is limited to approximately $1.0 million at December 31, 1997, unless prior permission of the regulatory authorities is obtained.

(13)   Transactions With Related Parties

     FBA purchases certain services and supplies from or through First Banks. FBA's financial position and operating results could significantly differ from those that would be obtained if FBA's relationship with First Banks did not exist.

     First Banks provides management services to FBA and its Subsidiary Banks. Management services are provided under a management fee agreement whereby FBA compensates First Banks on an hourly basis for its use of personnel for various functions including internal audit, loan review, income tax preparation and assistance, accounting, asset/liability and investment services, loan servicing and other management and administrative services. Fees paid under this agreement were $931,000, $687,000 and $422,000 for the years ended December 31, 1997, 1996 and 1995 respectively. The fees paid for management services are at least as favorable as could have been obtained from an unaffiliated third party.

     Because of the affiliation with First Banks and the geographic proximity of certain of their offices, FBA shares the cost of certain personnel and services used by FBA and First Banks. This includes the salaries and benefits of certain loan and administrative personnel. The allocation of the shared costs are charged and/or credited under the terms of cost sharing agreements entered into during 1997. Because this involves distributing essentially fixed costs over a larger asset base, it allows each bank to receive the benefit of personnel and services at a reduced cost. Fees paid under these agreements were $383,000 for the year ended December 31, 1997.

     Effective April 1, 1997, First Services L.P., a limited partnership indirectly owned by First Banks' Chairman and his children through its general partners and limited partners, began providing data processing and various related services to FBA under the terms of data processing agreements. Previously, these services were provided by a subsidiary of First Banks. Fees paid under these agreements were $643,000, $311,000 and $374,000 for the years ended December 31, 1997, 1996 and 1995, respectively. The fees paid for data processing services are at least as favorable as could have been obtained from an unaffiliated third party.

     FBA's Subsidiary Banks had $41.9 million and $21.4 million in whole loans and loan participations outstanding at December 31, 1997 and 1996, respectively, that were purchased from banks affiliated with First Banks. In addition, FBA's Subsidiary Banks had sold $42.7 million and $26.7 million in whole loans and loan participations to affiliates of First Banks at December 31, 1997 and 1996, respectively. These loans and loan participations were acquired and sold at interest rates and terms prevailing at the dates of their purchase or sale and under standards and policies followed by FBA's Subsidiary Banks.

     FBA has borrowed $14.5 million and $14.0 million at December 31, 1997 and 1996, respectively, from First Banks under a $20 million Note Payable, dated November 4, 1997. This Note Payable replaces a $15 million note payable under similar terms to First Banks. The borrowings under the Note Payable bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. The interest expense was $1.18 million and $194,000 for the years ended December 31, 1997 and 1996, respectively. The principal and accrued interest under the Note Payable are due and payable on October 31, 2001. The accrued and unpaid interest under the Note Payable was $1.37 million and $194,000 at December 31, 1997 and 1996, respectively.

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

     (14) Interest Rate Risk Management and Derivative Financial Instruments With Off-Balance-Sheet Risk

     Derivative financial instruments held by FBA at December 31, 1997 and 1996 consist of an interest rate cap agreement with a notional amount of $10.0 million and credit exposure of $222,000 and $335,000, respectively.

     FBA's interest rate cap agreement limits the interest expense associated with certain of its interest-bearing liabilities. In exchange for an initial fee, the interest rate cap agreement entitles FBA to receive interest payments when a specified index rate exceeds a predetermined rate. The agreement outstanding at December 31, 1997 and 1996 effectively limits the interest rate to 5.0% on $10 million of interest-bearing liabilities from October 15, 1997 to May 15, 2000. At December 31, 1997 and 1996, the unamortized costs were $242,000 and $353,000, respectively, and were included in other assets. The amount receivable under the agreement was $8,000 at December 31, 1997. There were no amounts receivable under the agreement at December 31, 1996.

     Previously, FBA sold interest rate futures contracts and purchased options on interest rate futures contracts to hedge the interest rate risk of its available-for-sale securities portfolio. There were no outstanding positions of interest rate futures for the years ended December 31, 1997 and 1996. For the year ended December 31, 1995, FBA incurred a net loss on interest rate futures contracts of $5.95 million, of which $806,000 was amortized to income as a yield adjustment to the investment security portfolio and $5.14 million was included in the cost basis in determining the gain or loss upon the sale of the securities. There were no gains or losses from interest rate futures contracts for the years ended December 31, 1997 and 1996.

(15)   Fair Value of Financial Instruments

     Fair values of financial instruments are management's estimate of the values at which the instruments could be exchanged in a transaction between willing parties. These estimates are subjective and may vary significantly from amounts that would be realized in actual transactions. In addition, other significant assets are not considered financial assets including deferred tax assets and bank premises and equipment. Further, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered in any of the estimates.

     The estimated fair value of FBA's financial instruments at December 31 were as follows:

                                                         December 31, 1997           December 31, 1996
                                                       --------------------       --------------------
                                                       Carrying     Estimated     Carrying    Estimated
                                                        amount     fair value      amount    fair value
                                                        ------     ----------      ------    ----------
                                                                (dollars expressed in thousands)
          Assets:
            Cash and cash equivalents...............  $ 26,442       26,442        21,964      21,964
            Investment securities...................    83,791       83,791        86,910      86,910
            Net loans...............................   306,722      307,911       235,727     238,266
            Accrued interest receivable.............     2,963        2,963         2,348       2,348

          Liabilities:
            Demand and savings deposits.............   214,180      214,180       175,994     175,994
            Time deposits...........................   169,762      170,437       143,812     144,179
            Accrued interest payable................     2,246        2,246           710         710
            Borrowings..............................    17,307       17,307        16,092      16,092

          Off-balance-sheet:
            Interest rate cap agreement.............       242          222           353         335
            Unfunded loan commitments...............       ---          ---           ---         ---

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

Financial Liabilities:

     Deposits: The fair value disclosed for deposits generally payable on demand (i.e., non-interest-bearing and interest-bearing demand, savings and money market accounts) were considered equal to their respective carrying amounts as reported in the consolidated balance sheets. The fair value disclosed for demand deposits does not include the benefit that results from the low-cost funding provided by deposit liabilities compared to the cost of borrowing funds in the market. The fair value for certificates of deposit was estimated utilizing a discounted cash flow calculation that applied interest rates currently being offered on similar certificates to a schedule of aggregated monthly maturities of time deposits.

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

(16)   Regulatory Capital

     The Subsidiary Banks are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Subsidiary Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Subsidiary Banks must meet specific capital guidelines that involve quantitative measures of the Subsidiary Banks' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Subsidiary Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

     Quantitative measures established by regulations to ensure capital adequacy require the Subsidiary Banks to maintain certain minimum capital ratios. The Subsidiary Banks are required to maintain a minimum risk-based capital to risk-weighted assets ratio of 8.0%, with at least 4.0% being "Tier 1" capital (as defined in the regulations). In addition, a minimum leverage ratio (Tier 1 capital to total assets) of 3.0% plus an additional cushion of 100 to 200 basis points is expected. In order to be considered well capitalized under Prompt Corrective Action provisions, a bank is required to maintain a risk weighted asset ratio of at least 10%, a Tier 1 to risk weighted assets ratio of at least 6%, and a leverage ratio of at least 5%. As of December 31, 1996, the date of the most recent notification from FBA's primary regulator, BankTEXAS was categorized as well capitalized under the regulatory framework for Prompt Corrective Action. Management believes, as of December 31, 1997, each of the Subsidiary Banks was well capitalized as defined by the FDIC Improvement Act.

     At December 31, 1997 and 1996, FBA's and the Subsidiary Banks' capital ratios were as follows:

                                                  Risk-Based Capital Ratios
                                                  -------------------------
                                              Total                   Tier 1              Leverage Ratio
                                       -----------------         ----------------       ---------------
                                      1997        1996           1997      1996         1997       1996
                                      ----        ----           ----      ----         ----       ----
          FBA........................  7.89%       7.64%          6.63%     6.38%        6.11%      5.31%
          BankTEXAS.................. 12.26       10.29          11.00      9.04         8.90       7.53
          FB California.............. 13.03          --          11.77        --        13.80         --
          Sunrise Bank (1)...........    --       17.67             --     16.39           --      10.88
----------------
(1) Sunrise Bank was merged into FB California on December 1, 1997.

(17)   Contingent Liabilities
     In the ordinary course of business, there are various legal proceedings pending against FBA and/or the Subsidiary Banks. Management, in consultation with legal counsel, is of the opinion the ultimate resolution of these proceedings will have no material effect on the financial condition or results of operations of FBA or the Subsidiary Banks.


(18)   Parent Company Only Financial Information

                                              Condensed Balance Sheets

                                                                                          December 31,
                                                                                          ------------
                                                                                       1997         1996
                                                                                       ----         ----
                                                                              (dollars expressed in thousands)
        Assets:
          Cash.................................................................... $      922          439
          Investment in subsidiary................................................     55,182       43,958
          Deferred tax assets.....................................................      3,307        3,297
          Other assets............................................................        157          143
                                                                                   ----------      -------
            Total assets.......................................................... $   59,568       47,837
                                                                                   ==========      =======
        Liabilities and stockholders' equity:
          Promissory note payable................................................. $   14,500       14,000
          Accrued and other liabilities...........................................      5,204          339
                                                                                   ----------      -------
            Total liabilities.....................................................     19,704       14,339
        Stockholders' equity......................................................     39,864       33,498
                                                                                   ----------       ------
            Total liabilities and stockholders' equity............................ $   59,568       47,837
                                                                                   ==========       ======


                                         Condensed Statements of Operations

                                                                                 Years ended December 31,
                                                                                1997       1996       1995
                                                                             (dollars expressed in thousands)
         Income (loss):
           Dividends from subsidiary......................................   $ 1,425         --         --
           Other..........................................................        16        211        315
                                                                             -------     ------
              Total income................................................     1,441        211        315
                                                                             -------     ------    -------
         Expense:
           Interest.......................................................     1,176        246        140
           Other..........................................................       496        338         32
                                                                             -------     ------    -------
              Total expense...............................................     1,672        584        172
                                                                             -------     ------    -------
              Income (loss) before income tax (benefit) expense...........      (231)      (373)       143
         Income tax (benefit) expense.....................................      (688)      (126)        68
                                                                             -------     ------    -------
              Income (loss) before equity in undistributed
                income (loss) of subsidiary...............................       457       (247)        75
         Equity in undistributed income (loss) of subsidiary..............     2,722      1,816     (3,895)
                                                                             -------     ------      -----
              Net income (loss)...........................................   $ 3,179      1,569     (3,820)
                                                                             =======      =====      =====





                                         Condensed Statements of Cash Flows

                                                                                      Years ended December 31,
                                                                                      ------------------------
                                                                                 1997          1996          1995
                                                                                 ----          ----          ----
                                                                                 (dollars expressed in thousands)
         Operating activities:
           Net income (loss).............................................  $    3,179         1,569        (3,820)
           Adjustments to reconcile net income (loss) to net
             cash provided by (used in) operating activities:
              Credit for deferred income taxes...........................         688           126            --
              Equity in undistributed (income) loss of subsidiary........      (2,722)       (1,816)        3,895
              Dividends from subsidiary..................................       1,425            --            --
              Other, net.................................................      (1,090)       (1,987)         (552)
                                                                           -----------      --------      -------
                    Net cash provided by (used in) operating activities..       1,480        (2,108)         (477)
                                                                           ----------       --------      -------

         Investing activities:
           Purchase of investment securities.............................          --       (12,618)      (21,191)
           Proceeds from maturity of investment securities...............          --         7,152         8,345
           Proceeds from sales of investment securities..................          --         4,496        25,752
           Capital contributions to subsidiary...........................          --       (17,052)       (3,750)
                                                                           ----------       -------       -------
                    Net cash provided by (used in) investing activities..          --       (18,022)        9,156
                                                                           ----------       -------       -------

         Financing activities:
           Increase in promissory note payable...........................         500        14,000            --
           Exercise of stock options.....................................          15            38           115
           Repurchase of common stock for treasury.......................      (1,512)       (2,010)         (828)
                                                                           ----------     ---------       -------
                    Net cash provided by (used in) financing activities..        (997)       12,028          (713)
                                                                           -----------      -------       -------
                    Net increase (decrease) in cash and cash equivalents.         483        (8,102)        7,966
         Cash and cash equivalents at beginning of year..................         439         8,541           575
                                                                           ----------     ---------       -------
         Cash and cash equivalents at end of year........................  $      922           439         8,541
                                                                           ==========     =========       =======

         Noncash investing and financing activities:
           Issuance of common stock in purchase accounting acquisition...  $    4,763            --           --
           Cash paid for interest........................................          --           475          110
                                                                           ===========    =========       =======

(19)   Subsequent Events

     As described in Note 2 to the consolidated financial statements and presented in the pro forma information on the consolidated balance sheets and consolidated statements of operations, FBA completed the acquisitions of FCB and Pacific Bay Bank on February 2, 1998 in exchange for 751,728 shares of FBA common stock and cash of $4.2 million, respectively. The total assets of FCB and Pacific Bay Bank were $192.5 million and $38.3 million, respectively, at the date of the transaction.

     The accounting treatment for the acquisition of FCB is summarized in Note 2 to the consolidated financial statements. The acquisition of Pacific Bay Bank was accounted for under the purchase method of accounting and was funded through an advance under the Note Payable. The excess of the cost over the fair value of the net assets acquired was $4.08 million and $1.43 million for FCB and Pacific Bay Bank, respectively, and is being amortized over 15 years.

     The accompanying pro forma consolidated balance sheet and pro forma consolidated statement of operations reflect the acquisitions of FCB and Pacific Bay Bank as if they had been completed on December 31, 1997.

[LETTERHEAD OF KPMG Peat Marwick LLP]











The Board of Directors and Stockholders
First Banks America, Inc.:

We have audited the accompanying consolidated balance sheets of First Banks America, Inc. and subsidiaries (the Company) as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Banks America, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1997 in conformity with generally accepted accounting principles.





                                                  /s/KPMG Peat Marwick LLP
                                                  ------------------------

St. Louis, Missouri
March 6, 1998

     Directors of First Banks America, Inc.

           James F. Dierberg        Chairman of the  Board, President and Chief
                                       Executive Officer of First Banks America,
                                       Inc.,  St. Louis, Missouri;  Chairman  of
                                       the  Board, President and Chief Executive
                                       Officer,  First Banks,   Inc., St. Louis,
                                       Missouri.
           Allen H. Blake           Vice  President,   Chief  Financial  Officer
                                       and Secretary, First Banks America, Inc.,
                                       St. Louis,   Missouri;   Executive  Vice
                                       President,  Chief  Financial  Officer and
                                       Secretary, First  Banks, Inc., St. Louis,
                                       Missouri.
           Charles A. Crocco, Jr.   Partner in the law firm of Crocco & De Maio,
                                       P. C.,  New  York,  New  York.
           Albert M. Lavezzo        Partner in the law firm of Favaro,  Lavezzo,
                                       Gill,   Caretti  &  Neppell,     Vallejo,
                                       California.
           Edward T. Story, Jr.     President  and  Chief  Executive Officer  of
                                       SOCO International, Inc., Comfort, Texas.
           Mark T. Turkcan          Executive Vice  President,  Retail  Banking,
                                       First Banks,  Inc., St. Louis, Missouri.
           Donald W. Williams       Executive  Vice   President,   Chief Credit
                                       Officer,  First Banks,  Inc., St.  Louis,
                                       Missouri.

     Executive Officers of First Banks America, Inc.

           James F. Dierberg        Chairman of  the  Board, President and Chief
                                       Executive Officer
           Allen H. Blake           Vice President, Chief Financial Officer and
                                       Secretary
           David F. Weaver          Executive Vice President

     Directors and Senior Officers of BankTEXAS N.A.

           David F. Weaver          Chairman of the Board, President and Chief
                                       Executive Officer
           Donald W. Williams       Director
           Alan M. Meyer            Director
           Joseph Milcoun, Jr.      Director, Vice President, Retail Banking
           Arved E. White           Director, Senior Vice President and Chief
                                       Lending Officer
           Monica J. Rinehart       Assistant   Secretary, Vice  President and
                                       Controller

     Directors and Senior Officers of First Bank of California

           Donald W. Williams       Chairman of the Board, President and Chief
                                       Executive Officer
           Jerry Brannigan          Director
           James E. Culleton        Director, President, Chief Operating Officer
                                       and Secretary
           Fred L. Harris           Director
           Albert M. Lavezzo        Director
           Terrance M. McCarthy     Director, Senior Vice President and Chief
                                       Credit Officer
           Arleen R. Scavone        Director, Vice President, Retail Banking
           Fred K. Sibley           Director
           Kathryn L. Perrine       Vice President and Chief Financial Officer
           Joseph H. Plant          Senior Vice President, Commercial Lending
           Ralph J. Sabin           Senior Vice President, Commercial Lending
           Gary M. Sanders          Senior Vice President, Commercial Lending

                              INVESTOR INFORMATION

     FBA's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, is available without charge to any stockholder upon request. Requests should be directed to Allen H. Blake, First Banks America, Inc., 11901 Olive Boulevard, St. Louis, Missouri 63141.

     The common stock of FBA is traded on the New York Stock Exchange with the ticker symbol "FBA" and is frequently reported in newspapers of general circulation with the symbol "FBKSAM" and in the Wall Street Journal with the symbol "FBA." As of March 6, 1998, there were approximately 1,725 record holders of common stock.

     Common stock price range:
                                1997                          1996
                         ------------------             ----------------
                          High         Low              High         Low

    First quarter        $12.75      10.13              12.75       9.63
    Second quarter        13.38      12.38              10.50       9.25
    Third quarter         18.00      12.81              10.38       9.38
    Fourth quarter        24.06      17.13              10.38       9.75


     For information concerning the Company please contact:

David F. Weaver             Allen H. Blake                    Transfer Agent
Executive Vice President    Vice President, Chief Financial   ChaseMellon Shareholders
P. O. Box 630369            Officer and Secretary               Services L.L.C.
Houston, Texas 77263-0369   11901 Olive Boulevard             85 Challenger Road
Telephone: 713/954-2400     St. Louis, Missouri 63141         Overpeck Centre
                            Telephone: 314/995-8700           Ridgefield Park, NJ 07660
                                                              Telephone: 888/213-0965
                                                              www.chasemellon.com


                                   EXHIBIT 21


                            First Banks America, Inc.
                            Significant Subsidiaries

         The following is a list of all subsidiaries of the Company and the jurisdiction of incorporation or organization. BankTEXAS National Association and First Bank of California are wholly-owned by Sundowner Corporation, and Sundowner Corporation is wholly owned by First Banks America, Inc.

                                               Jurisdiction of Incorporation
        Name of Subsidiary                            or Organization
        ------------------                     ------------------------------

        Sundowner Corporation                             Nevada
   BankTEXAS National Association                      United States
      First Bank of California                          California

                                  EXHIBIT 23(a)


                          Independent Auditors' Consent


The Board of Directors
First Banks America, Inc.

We consent to incorporation by reference in the registration statement (No. 33-42607) on Form S-8 of First Banks America, Inc. and subsidiaries of our report dated March 6, 1998, relating to the consolidated balance sheets of First Banks America, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, which report appears in the December 31, 1997 annual report on Form 10-K of First Banks America, Inc.

                                                /s/KPMG Peat Marwick LLP
                                                ------------------------

St. Louis, Missouri
March 26, 1998