Form 10-Q
period 1998-03-01
FIRST BANKS AMERICA INC
filed 1998-05-13
CIK 310979

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549




                                    FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION  13  OR 15(d)  OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                                   Yes X  No
                                                      ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding at
                     Class                              April 30, 1998
                     -----                              --------------

       Common Stock, $.15 par value                        3,232,217
       Class B Common Stock, $.15 par value                2,500,000

                            First Banks America, Inc.

                                      INDEX

                                                                            Page

PART I            FINANCIAL INFORMATION


  Item 1. Financial Statements:
          Consolidated Balance Sheets as of March 31, 1998
            and December 31, 1997.........................................  -1-
          Consolidated Statements of Income for the three
            months ended March 31, 1998 and 1997..........................  -3-
          Consolidated Statements of Changes in Stockholders' Equity for
            the three months ended March 31, 1998 and 1997 and
            the nine months ended December 31, 1997.......................  -4-
          Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and 1997.................................  -5-
          Notes to Consolidated Financial Statements......................  -6-

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................... -10-


PART II      OTHER INFORMATION


     Item 6.      Exhibits and Report on Form 8-K......................... -16-


SIGNATURES................................................................ -17-

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                            FIRST BANKS AMERICA, INC.
                     Consolidated Balance Sheets (unaudited)
             (dollars expressed in thousands, except per share data)




                                                                         March 31,         December 31,
                                                                           1998                1997
                                                                           ----                ----
                              ASSETS
                              ------

Cash and cash equivalents:
   Cash and due from banks.......................................      $    32,651             32,257
   Interest-bearing deposits with other financial institutions-
     with maturities of three months or less.....................            2,271                690
   Federal funds sold............................................           42,250              2,215
                                                                       -----------           --------
       Total cash and cash equivalents...........................           77,172             35,162
                                                                       -----------           --------

Investment securities - available for sale, at fair value........          141,131            148,181

Loans:
   Real estate construction and development......................           96,035             93,454
   Commercial and financial......................................          113,312            109,763
   Real estate mortgage..........................................          166,160            149,951
   Consumer and installment......................................           71,017             75,023
   Loans held for sale...........................................               --              5,708
                                                                       -----------           --------
       Total loans...............................................          446,524            433,899
   Unearned discount.............................................           (2,425)            (2,444)
   Allowance for possible loan losses............................          (12,063)           (11,407)
                                                                       -----------           --------
       Net loans.................................................          432,036            420,048
                                                                       -----------           --------

Bank premises and equipment, net of
     accumulated depreciation....................................           11,382             10,697
Intangibles associated with the purchase of
     subsidiaries................................................            8,794              7,189
Accrued interest receivable......................................            4,062              4,819
Foreclosed property, net.........................................              725                601
Deferred income taxes............................................           13,739             14,141
Other assets.....................................................            3,368              2,826
                                                                       -----------           --------
       Total assets..............................................      $   692,409            643,664
                                                                       ===========           ========


                            FIRST BANKS AMERICA, INC.
                     Consolidated Balance Sheets (unaudited)
             (dollars expressed in thousands, except per share data)
                                   (continued)


                                                                            March 31,    December 31,
                                                                              1998           1997
                                                                              ----           ----
                                   LIABILITIES
                                   -----------

Deposits:
    Demand:
     Non-interest-bearing............................................    $   101,270         97,393
     Interest-bearing................................................         73,433         73,199
    Savings..........................................................        158,625        147,623
    Time:
     Time deposits of $100 or more...................................         57,725         52,472
     Other time deposits.............................................        209,504        185,840
                                                                         -----------      ---------
       Total deposits................................................        600,557        556,527

Short-term borrowings................................................          3,453          3,687
Promissory note payable..............................................         13,450         14,900
Accrued interest payable.............................................          4,803          4,185
Deferred tax liability...............................................          1,049          1,092
Payable to former shareholders of Surety Bank........................             --          3,829
Accrued and other liabilities........................................          5,756          5,058
12% convertible debentures...........................................          6,500          6,500
Minority interest in subsidiary......................................             --          2,795
                                                                         -----------      ---------
       Total liabilities.............................................        635,568        598,573
                                                                         -----------      ---------

                    STOCKHOLDERS' EQUITY
                    --------------------

Common Stock:
    Common stock,  $.15 par value;  6,666,666 shares  authorized;
     3,238,417 and 2,144,865 shares issued and outstanding at
     March 31, 1998 and December 31, 1997, respectively..............            486            322
    Class B common stock, $.15 par value; 4,000,000 shares
     authorized; 2,500,000 shares issued and outstanding
     at March 31, 1998 and December 31, 1997.........................            375            375
Capital surplus......................................................         59,858         47,014
Retained earnings since elimination of accumulated deficit
    of $259,117, effective December 31, 1994.........................          2,498          1,398
Common treasury stock, at cost; 496,056 shares and 386,458
    shares at March 31, 1998 and December 31, 1997,
    respectively.....................................................         (6,814)        (4,350)
Accumulated other comprehensive income...............................            438            332
                                                                         -----------      ---------
       Total stockholders' equity....................................         56,841         45,091
                                                                         -----------      ---------
       Total liabilities and stockholders' equity....................    $   692,409        643,664
                                                                         ===========      =========



See accompanying notes to consolidated financial statements.

                            FIRST BANKS AMERICA, INC.
                  Consolidated Statements of Income (unaudited)
             (dollars expressed in thousands, except per share data)

                                                                                   Three months ended
                                                                                        March 31,
                                                                                   ------------------
                                                                                   1998          1997
                                                                                   ----          ----
Interest income:
   Interest and fees on loans................................................    $  10,568         7,453
   Investment securities.....................................................        2,033         1,781
   Federal funds sold and other..............................................          395           377
                                                                                 ---------    ----------
       Total interest income.................................................       12,996         9,611
                                                                                 ---------    ----------
Interest expense:
   Deposits:
     Interest-bearing demand.................................................          349           354
     Savings.................................................................        1,454           766
     Time deposits of $100 or more...........................................          775           529
     Other time deposits.....................................................        2,784         2,314
   Promissory note payable and other borrowings..............................          537           545
                                                                                 ---------    ----------
       Total interest expense................................................        5,899         4,508
                                                                                 ---------    ----------
       Net interest income...................................................        7,097         5,103
Provision for possible loan losses...........................................          300           550
                                                                                 ---------    ----------
       Net interest income after provision for possible loan losses..........        6,797         4,553
                                                                                 ---------    ----------
Noninterest income:
   Service charges on deposit accounts and customer service fees.............          739           575
   Gain on sales of securities, net..........................................           92            --
   Other income..............................................................          319           296
                                                                                 ---------    ----------
       Total noninterest income..............................................        1,150           871
                                                                                 ---------    ----------
Noninterest expense:
   Salaries and employee benefits............................................        2,135         1,550
   Occupancy, net of rental income...........................................          491           571
   Furniture and equipment...................................................          347           267
   Federal Deposit Insurance Corporation premiums............................           43            38
   Postage, printing and supplies............................................          167           148
   Data processing fees......................................................          475           327
   Legal, examination and professional fees..................................          890           750
   Communications............................................................          200           164
   (Gain) loss on sale of foreclosed property, net of expenses...............          157            (9)
   Other.....................................................................        1,152           658
                                                                                 ---------    ----------
       Total noninterest expense.............................................        6,057         4,464
                                                                                 ---------    ----------
       Income before provision for income taxes and minority interest
          in income of subsidiary............................................        1,890           960
Provision for income taxes...................................................          790           361
                                                                                 ---------    ----------
       Income before minority interest in income of subsidiary...............        1,100           599
Minority interest in income of subsidiary....................................           --            86
                                                                                 ---------    ----------
       Net income............................................................    $   1,100           513
                                                                                 =========    ==========
Earnings per common share:
       Basic.................................................................    $    0.22          0.13
       Diluted...............................................................         0.22          0.12
                                                                                 =========    ==========
Weighted average shares of common stock outstanding..........................        4,911         4,082
                                                                                 =========    ==========


See accompanying notes to consolidated financial statements.

                   FIRST BANKS AMERICA, INC. AND SUBSIDIARIES
     Consolidated Statements of Changes in Stockholders' Equity (unaudited)
                Three months ended March31, 1998 and nine months
                   ended December 31, 1997 (dollars expressed
                      in thousands, except per share data)

                                                                                                        Accu-
                                                                                                       mulated
                                                                                                        other    Total
                                                            Class B         Compre- Retained  Common   compre-  stock-
                                                   Common   common- Capital hensive earnings treasury  hensive holders'
                                                    stock    stock  surplus income (deficit)   stock   income   equity
                                                    -----    -----  -------  ---------------   -----   ------   ------

Consolidated balances, January 1, 1997...........  $   282    375   42,553     --  (2,251)   (2,838)    (36)    38,085
Three months ended March 31, 1997:
   Comprehensive income:
     Net income..................................       --     --       -- $  513     513        --      --        513
     Other comprehensive income, net of tax (1) -
       Unrealized losses on securities, net of
         reclassification adjustment (2).........       --     --       --   (399)     --        --    (339)      (339)
                                                                            ------
     Comprehensive income........................       --     --       -- $  174
                                                                           ======
   Exercise of stock options.....................       --     --        4             --        --      --          4
   Repurchases of common stock...................       --     --       --             --      (331)     --       (331)
                                                   -------   ----  -------          -----     -----    ----    -------
Consolidated balances, March 31, 1997............      282    375   42,557          (1,738)   (3,169)  (375)    37,932
Nine months ended December 31, 1997:
   Comprehensive income:
     Net income..................................       --     --       -- $3,136   3,136        --      --      3,136
     Other comprehensive income, net of tax (1)
       Unrealized gains on securities
         net of reclassification adjustment (2)..       --     --       --    707      --        --     707        707
                                                                           ------
     Comprehensive income........................                          $3,843
                                                                           ======
   Issuance of common stock for purchase
     accounting acquisition......................       40     --    4,723             --        --      --      4,763
   Exercise of stock options.....................       --     --       11             --        --      --         11
   Redemption of stock option....................       --     --     (290)            --        --      --       (290)
   Compensation paid in common stock.............       --     --       13             --        --      --         13
   Repurchases of common stock...................       --     --       --             --     (1,181)    --     (1,181)
                                                   -------   ----  -------          -----     ------   ----    -------
Consolidated balances, December 31, 1997.........      322    375   47,014          1,398     (4,350)   332     45,091
Three months ended march 31, 1998:
   Comprehensive income:
     Net income..................................       --     --       -- $1,100   1,100        --      --      1,100
     Other comprehensive income, net of (1) -
       Unrealized gains on securities, net of
         of reclassification adjustment (2)......       --     --       --    106      --        --     106        106
                                                                            -----
     Comprehensive income........................       --     --       -- $1,206
                                                                           ======
   Issuance of common stock for acquisition
     of entity under common control..............       43     --    2,965             --        --      --      3,008
   Conversion of promissory note payable.........      121     --    9,879             --        --      --     10,000
   Repurchases of common stock...................       --     --       --             --     2,464)     --     (2,464)
                                                   -------   ----  -------          -----     -----    ----    -------
Consolidated balances, March 31, 1998............  $   486    375   59,858          2,498     (6,814)   438     56,841
                                                   =======   ====  =======          =====     ======   ====    =======

                                                                          Three months          Nine months
                                                                         ended March 31,           ended
                                                                         1998     1997       December 31, 1997
                                                                         ----     ----       -----------------
Disclosure of reclassification amount:
   Unrealized gains arising during the period..........................  $198     (339)              783
   Less: reclassification adjustment for gains included in net income..    92       --                76
                                                                         ----     ----             -----
   Unrealized gains on securities......................................  $106     (339)              707
                                                                         ====     ====             =====

---------
(1)  Components of other comprehensive income are shown net of tax.
(2)  Represents  the  net  display  with  gross  amounts  and   reclassification
     adjustment included on the face of the statement.

See accompanying notes to consolidated financial statements.

                            FIRST BANKS AMERICA, INC.
                Consolidated Statements of Cash Flows (unaudited)
                        (dollars expressed in thousands)


                                                                                      Three months ended
                                                                                           March 31,
                                                                                      1998        1997
                                                                                      ----        ----
Cash flows from operating activities:
   Net income................................................................    $   1,100          513
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, amortization and accretion, net...........................          467           60
     Provision for possible loan losses......................................          300          550
     Decrease in accrued interest receivable.................................          967          197
     Interest accrued on liabilities.........................................        5,899        4,508
     Payments of interest on liabilities.....................................       (5,345)      (4,010)
     Provision for income taxes..............................................          790          361
     Payments of income taxes................................................         (196)          --
     Gain on sales of securities, net........................................           92           --
     Other operating activities, net.........................................          366         (471)
                                                                                 ---------     --------
       Net cash provided by operating activities.............................        4,440        1,708
                                                                                 ---------     --------
Cash flows from investing activities:
   Cash received from acquired entities, net of cash paid....................        3,241           --
   Maturities of investment securities.......................................       32,850       41,365
   Purchases of investment securities........................................      (25,399)     (56,208)
   Net decrease in loans.....................................................       15,739        8,318
   Recoveries of loans previously charged off................................          530          560
   Purchases of bank premises and equipment..................................         (807)         (89)
   Other investing activities, net...........................................          219           37
                                                                                 ---------     --------
       Net cash provided by (used in) investing activities...................       26,373       (6,017)
                                                                                 ---------     --------
Cash flows from financing activities:
   Increase (decrease) in deposits...........................................        8,869       (3,487)
   Increase in borrowed funds................................................        4,792        4,520
   Repurchases of common stock for treasury..................................       (2,464)        (331)
   Other financing activities, net ..........................................           --            4
                                                                                 ---------     --------
       Net cash provided by financing activities.............................       11,197          706
                                                                                 ---------     --------
       Net increase (decrease) in cash and cash equivalents..................       42,010       (3,603)
Cash and cash equivalents, beginning of period...............................       35,162       42,874
                                                                                 ---------     --------
Cash and cash equivalents, end of period.....................................    $  77,172       39,271
                                                                                 =========     ========

Non-cash investing and financing activities:
   Issuance of common stock for purchase accounting acquisition..............    $   3,008           --
   Conversion of promissory note payable to common stock.....................       10,000           --
                                                                                 =========     ========







See accompanying notes to consolidated financial statements.

                            FIRST BANKS AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   (1)   Basis of Presentation

         The accompanying consolidated financial statements of First Banks America, Inc. (FBA or the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 1997 annual report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

         In connection with FBA's acquisition of First Commercial Bancorp,  Inc.
(FCB) and its wholly owned subsidiary, First Commercial Bank (First Commercial) as of February 2, 1998, FBA's financial information for the periods prior to the acquisition has been restated to include the 61.48% ownership interest of First Banks, Inc. (First Banks), FBA's majority owner, in FCB consistent with the accounting treatment applicable to entities under common control. First Banks owned 71.84% of FBA as of March 31, 1998. The remaining interest in FCB acquired by FBA, or 38.52%, is reflected in the consolidated financial statements as minority interest for the periods prior to the acquisition.

         The consolidated financial statements include the accounts of FBA and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated. In addition to the aforementioned restatement of 1997 financial information, certain reclassifications of 1997 amounts have been made to conform with the 1998 presentation.

         FBA operates through two banking subsidiaries, BankTEXAS N.A., headquartered in Houston, Texas (BankTEXAS) and First Bank of California, headquartered in Roseville, California (FB California), collectively referred to as the Subsidiary Banks.

   (2)   Transactions with Related Party

         FBA purchases certain services and supplies from or through its majority shareholder, First Banks. FBA's financial position and operating results could significantly differ from those that would be obtained if FBA's relationship with First Banks did not exist.

         First Banks provides management services to FBA and the Subsidiary Banks. Management services are provided under a management fee agreement whereby FBA compensates First Banks on an hourly basis for its use of personnel for various functions including internal auditing, loan review, income tax preparation and assistance, accounting, asset/liability and investment services, loan servicing and other management and administrative services. Fees paid under this agreement were $440,000 and $317,000 for the three months ended March 31, 1998 and 1997, respectively. Fees payable to First Banks generally increase as FBA expands through acquisitions and internal growth, reflecting the higher levels of service needed to operate the Subsidiary Banks.

         Because of its affiliation through First Banks and the geographic proximity of certain of their banking offices, FB California and First Bank & Trust (FB&T), a wholly owned subsidiary of First Banks, share the cost of certain personnel and services used by the banks. This includes the salaries and benefits of certain loan and administrative personnel. The allocation of the shared costs are charged and/or credited among the banks under the terms of a cost sharing agreement. Expenses associated with loan origination personnel are allocated based on the relative loan volume between the banks. Costs of most other personnel are allocated on an hourly basis. Because this involves distributing essentially fixed costs over a larger asset base, it allows each bank to receive the benefit of personnel and services at a reduced cost. Fees paid under the cost sharing agreement were $256,000 and $174,000 for the three month periods ended March 31, 1998 and 1997, respectively.

         Effective April 1, 1997, First Services L.P., a limited partnership indirectly owned by First Banks' Chairman and his children through its General Partners and Limited Partners, began providing data processing and various related services to FBA under the terms of data processing agreements. Prior to April 1, 1997, a subsidiary of First Banks provided data processing and various related services to FBA. Fees paid under these agreements were $429,000 and $283,000 for the three months ended March 31, 1998 and 1997, respectively. The fees paid for management services and data processing are significantly lower than FBA was previously paying its nonaffiliated vendors. Fees payable to First Services L.P. generally increase as FBA expands through acquisitions and internal growth, reflecting the higher levels of service needed to operate the Subsidiary Banks.

         The Subsidiary Banks had $62.8 million and $66.9 million in whole loans and loan participations outstanding at March 31, 1998 and December 31, 1997, respectively, that were purchased from banks affiliated with First Banks. In addition, the Subsidiary Banks had sold $74.0 million and $54.7 million in whole loans and loan participations to affiliates of First Banks at March 31, 1998 and December 31, 1997, respectively. These loans and loan participations were acquired and sold at interest rates and terms prevailing at the dates of their purchase or sale and under standards and policies followed by the Subsidiary Banks.

         FBA has borrowed $13.5 million and $14.9 million from First Banks at March 31, 1998 and December 31, 1997, respectively, under a $20.0 million promissory note payable. The borrowings under the note bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. The interest expense was $272,000 and $276,000 for the three months ended March 31, 1998 and 1997, respectively. The principal and accrued interest under the note are due and payable on October 31, 2001. The accrued and unpaid interest under the note was $1.64 million and $1.37 million at March 31, 1998 and December 31, 1997, respectively. As more fully discussed in Note 4, on February 2, 1998, FBA exchanged 804,000 shares of its common stock for $10.0 million outstanding under the promissory note payable.

         In connection with FBA's acquisition of FCB, FBA issued convertible debentures to First Banks of $6.5 million. These debentures replaced similar FCB debentures previously owned by First Banks. The related interest expense for these debentures was $210,000 and $213,000 for the three months ended March 31, 1998 and 1997, respectively. FBA is not required to pay interest on the debentures prior to maturity. At maturity in 2001, principal and accrued interest are payable in FBA common stock (at a conversion rate of $12.50 per share), unless FBA elects to pay cash and First Banks does not exercise its right to convert principal and interest into FBA common stock.

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

         Quantitative measures established by regulations to ensure capital adequacy require the Subsidiary Banks to maintain certain minimum capital ratios. The Subsidiary Banks are required to maintain a minimum risk-based capital to risk-weighted assets ratio of 8.00%, with at least 4.00% being "Tier 1" capital. Tier 1 capital is composed of total stockholders' equity excluding the net fair value adjustment for securities available for sale and excess net deferred tax assets, as defined by regulation. In addition, a minimum leverage ratio (Tier 1 capital to total assets) of 3.00% plus an additional cushion of 100 to 200 basis points is expected. In order to be well capitalized under Prompt Corrective Action provisions, the Subsidiary Banks are required to maintain a risk weighted assets ratio of at least 10%, a Tier 1 to risk weighted assets ratio of at least 6%, and a leverage ratio of at least 5%. As of December 31, 1997, the date of the most recent notification from the Subsidiary Banks' primary regulators, the Subsidiary Banks were categorized as well capitalized under the regulatory framework for Prompt Corrective Action. Management believes, as of March 31, 1998, the Subsidiary Banks are well capitalized as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991.

         At March 31, 1998 and December 31, 1997, FBA's and the Subsidiary Banks' capital ratios were as follows:

                                         Risk-based capital ratios
                                          -------------------------
                                          Total              Tier 1             Leverage Ratio
                                          -----              ------             --------------
                                     1998     1997        1998     1997          1998       1997
                                     ----     ----        ----     ----          ----       ----

           FBA                       9.08%     6.88%      7.82%     6.63%         6.77%      4.79%
           BankTEXAS                12.99      12.26     11.73      11.00         9.24       8.90
           FB California            13.18      12.19     11.91      10.93        11.12      10.40

(4)      Acquisitions

         On February 2, 1998, FBA completed its acquisition of FCB and its wholly owned subsidiary, First Commercial. In the transaction, the FCB shareholders received .8888 shares of FBA common stock for each share of FCB common stock. Cash was paid in lieu of issuing fractional shares. In total, FCB shareholders received approximately 752,000 shares of FBA common stock in the transaction, including 462,176 shares received by First Banks in exchange for its 61.48% ownership of FCB. The transaction also provided for First Banks to receive 804,000 shares of FBA common stock in exchange for $10.0 million of FBA's promissory note payable to First Banks, and for the exchange of FCB convertible debentures of $6.5 million, which were owned by First Banks, for comparable debentures of FBA. The Agreement was negotiated and approved by special committees of the Boards of Directors of FCB and FBA. These special committees were comprised solely of independent directors of the two respective Boards of Directors.

         First Commercial has six banking offices located in Sacramento, Roseville (2), San Francisco, Concord and Campbell, California. At February 2, 1998, FCB had total assets of $192.5 million, investment securities of $64.4 million, loans, net of unearned discount of $118.9 million and deposits of $173.1 million. The transaction was accounted for as a business combination of entities under common control. Accordingly, FBA assumed First Banks' 61.48% interest in FCB at its historical cost basis. The remaining 38.52%, or minority interest, owned by unaffiliated parties was recorded at fair value. The excess of the cost over the fair value of the minority interest's share in the fair value of the net assets acquired was $1.6 million and is being amortized over 15 years. First Commercial was merged into FB California.

         On February 2, 1998, FBA also completed its acquisition of Pacific Bay Bank, San Pablo, California (Pacific Bay). Under the terms of the Pacific Bay Agreement, Pacific Bay shareholders received $14.00 per share in cash for their stock, an aggregate of $4.2 million. The transaction was accounted for using the purchase method of accounting. The excess of the cost over the fair value of the net assets acquired was $1.5 million and is being amortized over 15 years. This transaction was funded from an advance under the promissory note payable to First Banks.

         Pacific Bay operated a banking office in San Pablo, California and a loan production office in Lafayette, California. At February 2, 1998, Pacific Bay had total assets of $38.3 million, investment securities of $232,000, loans, net of unearned discount, of $29.7 million and deposits of $35.2 million. Pacific Bay was merged into FB California.

         The following information presents unaudited pro forma condensed results of operations of FBA for the three months ended March 31, 1997, combined with the acquisition of Surety Bank, as if FBA had completed the transaction on January 1, 1997. In addition, the historical results of First Banks' interest in FCB is presented as if FBA had acquired First Banks' interest in FCB on January 1, 1997:

                                                           March 31, 1997
                                                (dollars expressed in thousands,
                                                        except per share data)

    Net interest income...............................       $ 5,952
    Provision for possible loan losses................           585
    Net income (loss).................................           695
                                                             =======

    Weighted average shares of common stock
         Outstanding (in thousands)...................         5,440
                                                             =======

    Earnings (loss) per common share:
         Basic........................................       $  0.13
         Diluted......................................          0.13
                                                             =======

         Unaudited pro forma condensed results of operations are not included for the three months ended March 31, 1998, as the proforma results did not significantly differ from actual results.

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

            Item 2: Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

         The discussion herein contains certain forward looking statements regarding the financial condition, results of operations and business of the Company. These forward looking statements are subject to risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include general market conditions, conditions affecting the banking industry generally and factors having a specific impact on the Company, including but not limited to fluctuations in interest rates and in the economy; the impact of laws and regulations applicable to the Company and changes therein; competitive conditions in the markets in which the Company and the Subsidiary Banks conduct their operations; and the ability of the Company to respond to changes in technology. Additional factors potentially affecting the Company's results were identified in the Annual Report on Form 10-K filed with the Securities and Exchange Commission. Readers should not place undue reliance on any forward-looking statements herein.


                                     General

         FBA is a registered bank holding company, incorporated in Delaware and headquartered in Clayton, Missouri. At March 31, 1998, FBA had approximately $692.4 million in total assets; $444.1 million in total loans, net of unearned discount; $600.6 million in total deposits; and $56.8 million in total stockholders' equity. FBA operates through its Subsidiary Banks.

         As previously discussed in Notes 1 and 4 to the consolidated financial statements, FBA's financial information presented in this Report on Form 10-Q has been restated to reflect its acquisition of FCB.

         Through the Subsidiary Banks' six locations in Texas and eleven locations in the San Francisco - Sacramento corridor of northern California, FBA offers a broad range of commercial and personal banking services including certificate of deposit accounts, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial and industrial, real estate construction and development, commercial and residential real estate and consumer loans. Other financial services include credit-related insurance, automatic teller machines and safe deposit boxes.

         The following table lists the Subsidiary Banks at March 31, 1998:

                                                                Loans, net of
                           Number of     Total     unearned         Total
                           locations    assets     discount       deposits
                                   (dollars expressed in thousands)

        FB California        11        $415,806    270,713         365,405
        BankTEXAS             6         271,902    173,386         235,215


                               Financial Condition

         FBA's total assets were $692.4 million and $643.7 million at March 31, 1998 and December 31, 1997, respectively, after the restatement for the acquisition of FCB, as previously discussed in Notes 1 and 4 to the consolidated financial statements. The increase in adjusted total assets from December 31, 1997 is primarily attributable to FBA's acquisition of Pacific Bay, which provided total assets of $38.3 million.

         During the three months ended March 31, 1998, FBA purchased $2.5 million of its common stock for treasury. FBA utilized available cash and a $1.5 million advance under its promissory note payable to First Banks to fund its repurchase of common stock. As announced by FBA on April 29, 1998, the Board of Directors authorized the purchase of an additional 5% of its common stock for treasury.

                              Results of Operations
Net Income

         Net income was $1.1 million, or $0.22 per share on a diluted basis, for the three months ended March 31, 1998, compared to $513,000, or $0.12 per share on a diluted basis, for the same period in 1997. The improved operating results of FBA reflect the improved performance of both BankTEXAS and FB California. BankTEXAS' net income increased to $753,000 from $629,000 for the three month periods ended March 31, 1998 and 1997, respectively. FB California recorded net income of $739,000 for the three month period ended March 31, 1998, in comparison to $395,000 for the same period in 1997. The results for the first quarter of 1998 include a net charge of $225,000, or $0.05 per share on a diluted basis, in settlement of certain litigation. Excluding this charge, earnings per share on a diluted basis for the first quarter of 1998 would have been $0.27.

Net Interest Income

         Net interest income was $7.10 million, or 4.77% of average interest-earning assets, for the three months ended March 31, 1998, compared to $5.10 million, or 4.30% of average interest-earning assets, for the same period in 1997. The improved net interest income is primarily attributable to the net interest-earning assets provided by the acquisitions of Surety Bank and Pacific Bay and the improving yield on BankTEXAS' repositioned loan portfolio and the effect of the exchange of $10.0 million of the promissory note payable for common stock.

         The following table sets forth certain information relating to FBA's average balance sheets, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three month periods ended March 31:

                                                           1998                            1997
                                                 -------------------------      --------------------------
                                                          Interest                        Interest
                                                 Average   income/  Yield/      Average    income/  Yield/
                                                 balance   expense   rate       balance    expense   rate
                                                 -------   -------   ----       -------    -------   ----
                                                             (dollars expressed in thousands)
                  Assets

Interest-earning assets:
   Loans....................................   $ 438,421    10,568    9.78%  $  326,474      7,453    9.26%
   Investment securities....................     136,501     2,033    6.04      125,544      1,781    5.75
   Federal funds sold and other.............     _28,062       395    5.71       29,360        377    5.21
                                               ---------    ------           ----------     ------
         Total interest-earning assets......     602,984    12,996    8.74      481,378      9,611    8.10
                                                            ------                          ------
Nonearning assets...........................      62,166                         42,194
                                               ---------                     ----------
         Total assets.......................   $ 665,150                     $  523,572
                                               =========                     ==========

     Liabilities and Stockholders' Equity

Interest-bearing liabilities:
   Interest-bearing demand deposits.........   $  73,291      349     1.93%   $  68,211        354    2.10%
   Savings deposits.........................     151,237    1,454     3.90       98,052        766    3.17
   Time deposits of $100 or more............      51,594      775     6.09       39,465        529    5.44
   Other time deposits......................     205,975    2,784     5.48      171,480      2,314    5.47
                                               ---------    -----             ---------     ------
         Total interest-bearing deposits....     482,097    5,362     4.51      377,208      3,963    4.26
   Notes payable and other .................      24,602      537     8.85       24,393        545    9.06
                                               ---------    -----             ---------     ------
         Total interest-bearing liabilities.     506,699    5,899     4.72      401,601      4,508    4.55
                                                            -----                           ------
Noninterest-bearing liabilities:
   Demand deposits..........................      91,230                         72,129
   Other liabilities........................      12,360                          9,795
                                               ---------                      ---------
         Total liabilities..................     610,289                        483,525
Stockholders' equity........................      54,861                         40,047
                                               ---------                      ---------
         Total liabilities and
           stockholders' equity.............   $ 665,150                     $  523,572
                                               =========                     ==========
Net interest income.........................                7,097                           5,103
                                                            =====                           =====
Net interest margin.........................                          4.77%                           4.30%
                                                                      ====                            ====

Provision for Possible Loan Losses

         The provision for possible loan losses was $300,000 and $550,000 for the three month periods ended March 31, 1998 and 1997, respectively. The decrease in the provision for possible loan losses for the first quarter of 1998, compared to the same period in 1997, is primarily attributable to improved asset quality of FBA's existing loan portfolio, as determined by management's review and evaluation of the credit quality of the loans in the portfolio and its assessment of the adequacy of the allowance for possible loan losses.

         Net loan charge-offs were $529,000 for the three month period ended March 31, 1998, compared to $422,000 for the same period in 1997. The increase in net loan charge-offs is primarily attributable to the loans obtained through the acquisition of Pacific Bay. The acquired allowance for possible loan losses totaled $885,000 at the acquisition date. See "-- Lending and Credit Management" for a summary of nonperforming loans and a summary of loan loss experience.

Noninterest Income

         Noninterest income was $1.2 million for the three month period ended March 31, 1998 compared to $871,000 for the same period in 1997. Noninterest income consists primarily of service charges on deposit accounts and customer service fees.

          Service charges on deposit accounts and customer service fees increased to $739,000 for the three month period ended March 31, 1998, in comparison to $575,000 for the same period in 1997. This increase is primarily attributable to the acquisitions of Surety Bank and Pacific Bay Bank.

Noninterest Expense

         Noninterest expense was $6.1 million for the three month period ended March 31, 1998, compared to $4.5 million for the same period in 1997. The increase is attributable to the noninterest expense of Surety Bank and Pacific Bay. Additionally, other expenses for the three months ended March 31, 1998 includes a $350,000 charge in settlement of certain litigation.

         Occupancy, net of rental income, declined to $491,000 for the three months ended March 31, 1998 from $571,000 for the same period in 1997. This is the result of increased sub-leasing of excess space within FBA's banking premises, relocation of certain California branches and the related reductions in expenses attributable to centralization of recently acquired entities' functions into FBA's systems.

                          Lending and Credit Management

         Interest earned on the loan portfolio is the primary source of income of FBA. Total loans, net of unearned discount, represented 64.1% and 67.0% of total assets as of March 31, 1998 and December 31, 1997, respectively. Total loans, net of unearned discount, were $444.1 million and $431.5 million at March 31, 1998 and December 31, 1997, respectively. The increase in loans, as summarized on the consolidated balance sheet, is attributable to the acquisition of Pacific Bay and to the expansion of the corporate lending function of FBA. The expansion has generated growth in the commercial and commercial real estate mortgage loan portfolios. Offsetting the growth in corporate lending is the continuing decrease in the consumer indirect automobile loan portfolio.

         FBA's nonperforming loans consist of loans on a nonaccrual status and loans on which the original terms have been restructured. The following is a summary of nonperforming assets and past due loans at the dates indicated:

                                                                              March 31,      December 31,
                                                                                1998             1997
                                                                                ----             ----
                                                                          (dollars expressed in thousands)
   Nonperforming assets:
     Nonperforming loans...............................................    $     6,003              2,846
     Other real estate.................................................            725                601
                                                                           -----------         ----------
        Total nonperforming assets.....................................    $     6,728              3,447
                                                                           ===========         ==========
   Loans past due and still accruing:
     Over 30 days to 90 days...........................................    $    12,428              7,866
     Over 90 days......................................................            672              1,158
                                                                           -----------         ----------
        Total past due loans...........................................    $    13,100              9,024
                                                                           ===========         ==========

   Loans, net of unearned discount.....................................    $   444,099            431,455
                                                                           ===========         ==========

   Asset quality ratios:
     Allowance for possible loan losses to loans.......................           2.72%              2.64%
     Nonperforming loans to loans .....................................           1.35               0.66
     Allowance for possible loan losses to
        nonperforming loans ...........................................         200.95             400.81
     Nonperforming assets to loans and other real estate...............           1.51               0.80
                                                                           ===========          =========


         Nonperforming loans, consisting of loans on nonaccrual status and restructured loans, were $6.0 million at March 31, 1998 in comparison to $2.8 million and $2.4 million at December 31, 1997 and March 31, 1997, respectively. The increase is primarily attributable to the loans obtained through the acquisition of Pacific Bay. The acquired allowance for possible loan losses totaled $885,000 at the acquisition date.

         Impaired loans, consisting of loans on a nonaccrual status and indirect consumer and installment loans 60 days or more past due, were $6.3 million and $3.4 million at March 31, 1998 and December 31, 1997, respectively.

         The allowance for possible loan losses is monitored on a monthly basis. Each month, credit administration provides FBA's management with detailed lists of loans on the watch list and summaries of the entire loan portfolio of each Subsidiary Bank by risk rating. These are coupled with analyses of changes in the risk profiles of the portfolios, changes in past due and nonperforming loans and changes in watch list and classified loans over time. In this manner, the overall increases or decreases in the levels of risk in the portfolios are monitored continually. Factors are applied to the loan portfolios for each category of loan risk to determine acceptable levels of allowance for possible loan losses. These factors are derived primarily from the actual loss experience of the Subsidiary Banks and from published national surveys of norms in the industry. The calculated allowances required for the portfolios are then compared to the actual allowance balances to determine the provisions necessary to maintain the allowances at appropriate levels. In addition, management exercises judgment in its analysis of determining the overall level of the allowance for possible losses. In its analysis, management considers the change in the portfolio, including growth and composition, and the economic conditions of the regions in which FBA operates.

         Based on this quantitative and qualitative analysis, the allowance for possible loan losses is adjusted. Such adjustments are reflected in the consolidated statements of operations.

         The following is a summary of the loan loss experience:

                                                                                    Three months ended
                                                                                         March 31,
                                                                                  ---------------------
                                                                                  1998             1997
                                                                                  ----             ----
                                                                            (dollars expressed in thousands)

Allowance for possible loan losses, beginning of period....................   $  11,407            10,744
                                                                              ---------
   Acquired allowances for possible loan losses............................         885                --
                                                                              ---------          --------
                                                                                 12,292            10,744
                                                                              ---------          --------
   Loans charged-off.......................................................      (1,059)             (982)
   Recoveries of loans previously charged-off..............................         530               560
                                                                              ---------          --------
   Net loan charge-offs....................................................        (529)             (422)
                                                                              ---------          --------
   Provision for possible loan losses......................................         300               550
                                                                              ---------          --------
Allowance for possible loan losses, end of period..........................   $  12,063            10,872
                                                                              =========          ========


                                    Liquidity

         The liquidity of FBA and the Subsidiary Banks is the ability to maintain a cash flow which is adequate to fund operations, service debt obligations and meet other commitments on a timely basis. The primary sources of funds for liquidity are derived from customer deposits, loan payments, maturities, sales of investments and operations. In addition, FBA and the Subsidiary Banks may avail themselves of more volatile sources of funds through issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank. The aggregate funds acquired from those sources were $61.2 million and $56.2 million at March 31, 1998 and December 31, 1997, respectively.

         At March 31, 1998, FBA's more volatile sources of funds mature as follows:

                                                             (dollars expressed
                                                                in thousands)

         Three months or less...............................   $  21,562
         Over three months through six months...............      13,606
         Over six months through twelve months..............      13,315
         Over twelve months.................................      12,695
                                                               ---------
               Total........................................   $  61,178
                                                               =========

           Management believes the available liquidity and earnings of the Subsidiary Banks will be sufficient to provide funds for FBA's operating and debt service requirements both on a short-term and long-term basis.

                       Effect of New Accounting Standards

          FBA adopted the provisions of Statement on Financial Accounting Standards (SFAS) No. 130 - Reporting Comprehensive Income (SFAS 130) retroactively on January 1, 1998. SFAS 130 established standards for reporting and displaying income and its components (revenues, gains and losses) in a full set of general purpose financial statements. The statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comparative financial statements provided for earlier periods have been restated to reflect the application of SFAS 130. The implementation of SFAS 130 did not have a material impact on FBA's consolidated financial statements.

          During 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131 - Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises report selected information about operating segments in interim financial reports issued to shareholders.
Additionally, SFAS 131 establishes standards for related disclosures about products and services, geographic areas, and major customers superseding SFAS No. 14 - Financial Reporting for Segments of a Business Enterprise. FBA is currently evaluating information required by SFAS 131 and believes expanded disclosure information will be required to be included in FBA's consolidated financial statements for fiscal years beginning after December 15, 1997.






                           PART II - OTHER INFORMATION

Item 6 -    Exhibits and Report on Form 8-K

  (a) The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.


            Exhibit
             Number            Description

             10(t)         Debenture by and between First Banks America, Inc.
                              and First  Banks, Inc., dated  February 2, 1998
             11            Calculations of Earnings Per Share
             27            Article 9 - Financial  Data  Schedule (EDGAR only)


  (b)    A current  report on Form 8-K was filed by FBA on  February  13,  1998.
         Item 2 of the Report describes the acquisition of First Commercial Bancorp, Inc. by First Banks America, Inc. on February 2, 1998. In addition, Item 7 of the Report presents financial statements of the acquired entity and pro forma financial information of the combined group.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       FIRST BANKS AMERICA, INC.
                                            Registrant



Date:    May 8, 1998                   By:/s/ James F. Dierberg
                                          ---------------------
                                              James F. Dierberg
                                              Chairman, President
                                              and Chief Executive Officer



Date:    May 8, 1998                   By:/s/ Allen H. Blake
                                          ------------------
                                              Allen H. Blake
                                              Vice President,
                                              Chief Financial Officer
                                              and Secretary
                                              (Principal Financial Officer)

                                  Exhibit 10(t)

                            FIRST BANKS AMERICA, INC.
                             a Delaware corporation

                                    DEBENTURE
                          This is the Sole Debenture of
                       an Issuance of Debentures Totaling
                                  $6,500,000.00
                    By First Banks America, Inc. on this Date


Amount of Debenture: $6,500,000.00                              February 2, 1998
Due:  October 31, 2000

         1. Promise to Pay. FIRST BANKS AMERICA, INC., a Delaware corporation (the "Company"), for value received, promises to pay to FIRST BANKS, INC., a Missouri corporation, or its successors and assigns (the "Holder"), the sum of Six Million Five Hundred Thousand Dollars ($6,500,000.00), together with interest on the principal amount hereof (not compounded) at the rate of interest of twelve percent (12%) annually. Unless otherwise provided herein, payments on this Debenture shall be in dollars of the United States of America and payments shall be made to the address of the Holder specified in Section 13 below.

         2. Assumption of Accrued Interest. This Debenture is intended to replace certain indebtedness of First Commercial Bancorp, Inc., a Delaware corporation that was merged with and into the Company, to the Holder under that certain convertible debenture in the principal amount of $1.5 million, dated October 31, 1995, and that certain convertible debenture in the principal amount of $5.0 million, dated December 28, 1995 (collectively the "FCB Debentures"). The Company hereby agrees to repay the accrued and unpaid interest under the FCB Debentures as if such interest had accrued under this Debenture in accordance with the terms of this Debenture.

         3. Payments. The Company shall make payments on this Debenture when, in the sole and absolute discretion of the Board of Directors of the Company, the Company has sufficient funds to make such a payment of interest or principal on this Debenture and can make such a payment in accordance with law and all applicable regulatory requirements; provided, however, if and to the extent the Company has not previously paid interest or principal on this Debenture, then
(i) prior to October 31, 2000 ("Maturity"), the Holder of this Debenture shall have the right to convert unpaid interest or principal at the times and in the manner described in Section 5, and upon such conversion, that portion of interest or principal so converted shall be deemed paid in full and (ii) upon Maturity, the Debenture shall be payable and convert to common stock, $0.15 par value per share (the "Company Common"), pursuant to the provisions of Section 5(b). Notwithstanding anything to the contrary herein, Company shall give Holder ten (10) days prior written notice of Company's intention to make any payment to Holder on the Debenture.

         4. No Security. The obligations of Company hereunder shall not be secured by any assets of the Company.

         5.       Conversion Rights.

                  (a) Right to Convert. At the sole option and discretion of the Holder of this Debenture, unpaid principal and accrued but unpaid interest may be converted into shares of Company Common at the Conversion Price set forth in Subsection (c) below. A Holder desiring to convert shall follow the conversion procedure set forth in Subsection (d). On the date that the conversion is effective as provided in Subsection (d) below, all or any portion of the unpaid principal and interest which has then accrued but remains unpaid, and which Holder elects to convert, shall be converted into shares of Company Common.

                  (b) Automatic  Conversion.  Notwithstanding  the provisions of
Section 5(a) above and absent an Event of Default, at Maturity, all unpaid principal and accrued but unpaid interest shall be automatically converted into Company Common at the Conversion Price set forth in Subsection (c) below. Once the automatic conversion has occurred, no further interest shall accrue, and the Holder shall be deemed to be paid in full.

                  (c) Conversion Price. The price per share of Company Common at which the convertible portion of the interest or principal of this Debenture may be converted (the "Conversion Price") shall be equal to $14.06 per share.

                  (d) Conversion Procedure. If Holder desires to convert all or any portion of the unpaid principal or accrued but unpaid interest of this Debenture, then Holder shall deliver a written notice to the Company stating that the Holder desires to convert and specifying the amount of unpaid principal and accrued by unpaid interest that Holder wishes to convert. Promptly after receipt of such written notice, the Company shall deliver to the Holder of this Debenture any and all documents which the Company shall require in order to permit the conversion, including, without limitation, any and all documents necessary to comply with applicable securities law exemptions or to satisfy any and all requirements of applicable law and regulations, including any requirements of any regulatory bodies having jurisdiction over the Company. Promptly after receipt from Holder by the Company of such documents as the Company may require to permit conversion, the Company shall send written notice to the Holder and the Holder shall execute the written notice that the portion of this Debenture that the Holder requested be converted has in fact been converted into common stock of the Company at the Conversion Price and specifying the number of shares of Company Common to which the Holder will be entitled as a result of such conversion. The conversion shall be deemed to have taken effect as of the date of such written notice from the Holder to the Company, and, promptly thereafter, the Company shall cause to be delivered to the Holder from the Company or its transfer agent, a certificate representing such shares of Company Common, which shares shall bear a legend substantially in the form of that set forth in Section 8 of this Debenture (with such changes as are necessary to reflect that the legend condition affects the shares represented by that certificate in lieu of the language pertaining to this Debenture). With respect to an automatic conversion of the Debenture on and as of October 31, 2000, such conversion shall occur automatically as set forth herein, except that no notice shall be required.

         6. Adjustment for Dividends, Subdivisions, Combinations or Reclassifications. In case the Company shall: (a) pay a dividend or make a distribution in shares of its capital stock (whether shares of Company Common Stock or of capital stock of any other class); (b) subdivide the outstanding shares of Company Common Stock into a greater number of shares; (c) combine the outstanding shares of Company Common Stock into a smaller number of shares; or
(d) reclassify shares of Company Common Stock such that additional shares of capital stock of the Company are issued to holders of Company Common Stock; then, and in each such case, the per share Conversion Price in effect immediately prior to such action shall be adjusted so that the Holder of this Debenture thereafter upon the Conversion hereof shall be entitled to receive the number of shares of capital stock of the Company which such Holder would have owned immediately following such action had this Debenture been converted immediately prior thereto. An adjustment made pursuant to this Section 6 shall become effective immediately after the record date in the case of a dividend or distribution and shall become effective immediately after the effective date in the case of a subdivision, combination, or reclassification. If, as a result of an adjustment made pursuant to this Section 6, the Holder of this Debenture shall become entitled to receive shares of two or more classes of capital stock of the Company, the Board of Directors of the Company (whose determination shall be conclusive) shall determine the allocation of the adjusted Conversion Price between or among shares of such classes of capital stock.

         All calculations under this Section 6 shall be made to the nearest one-hundredth of a cent or to the nearest one-hundredth of a share, as the case may be, but in no event shall the Company be obligated to issue fractional shares upon the conversion of this Debenture.

         7. Reservation. The Company shall, at all times, reserve and keep available, out of its authorized but unissued shares of Company Common, solely for the purpose of effecting the conversion of this Debenture, the full number of shares of Company Common deliverable upon the conversion of all Debentures from time to time outstanding. The Company shall from time to time in accordance with Delaware law, increase the authorized number of shares of Company Common if at any time the authorized number of such shares remaining unissued shall not be sufficient to permit the conversion of all of the Debentures at the time outstanding.

         8. Restricted Nature of Debenture. The Holder of this Debenture understands that the Company may require, upon the conversion of this Debenture into Company Common, that the Holder make certain representations to the Company to comply with applicable securities law exemptions. The Holder understands that this Debenture and Company Common into which this Debenture is convertible are "restricted securities" under the Securities Act of 1933 and this Debenture and the Company Common into which this Debenture is convertible is and will be subject to the following legend condition:

         THIS DEBENTURE HAS NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "ACT"). THE DEBENTURE HAS BEEN ACQUIRED BY THE HOLDER FOR INVESTMENT AND MAY NOT BE PLEDGED, HYPOTHECATED, SOLD, TRANSFERRED OR OTHERWISE DISPOSED OF IN THE ABSENCE OF: (1) AN EFFECTIVE REGISTRATION STATEMENT AS TO THE SECURITIES UNDER THAT ACT;
         (2) AN OPINION OF COUNSEL SATISFACTORY TO THE COMPANY THAT SUCH REGISTRATION IS NOT REQUIRED; OR (3) A "NO ACTION LETTER" FROM THE SECURITIES AND EXCHANGE COMMISSION TO THE EFFECT THAT THE STAFF OF THE COMMISSION WILL NOT RECOMMEND THAT ANY ACTION BE TAKEN UNDER THE ACT AGAINST THE COMPANY IF SUCH PROPOSED SALE IS CONSUMMATED WITHOUT REGISTRATION UNDER THE ACT.

The issuance of the Company Common may be delayed in order for the Company to obtain any and all necessary regulatory approvals and to comply with federal and securities laws.

         9. Default. Each of the following shall constitute an event of default ("Events of Default") under this Debenture:

                  (a) Default or breach by the Company in the due observance or performance of any of the terms, covenants or agreements set forth in this Debenture if such default is not remedied by such the Company or waived by Holder within 30 days following the Company's receipt of notice thereof.

                  (b) The Company (i) fails to pay, or admits in writing such Borrower's inability to pay, such Borrower's debts as they become due, or otherwise becomes insolvent (however evidenced); (ii) makes an assignment for the benefit of creditors; (iii) files a petition in bankruptcy, is adjudicated insolvent or bankrupt, petitions or applies to any tribunal for any receiver or any trustee of the Company or any substantial part of the Company's property; (iv) commences any proceeding relating to the Company under any reorganization, arrangement, readjustment of debt, dissolution or liquidation law or statute of any jurisdiction, whether now or hereafter in effect; (v) if there is commenced against the Company any such proceeding which remains undismissed for a period of thirty (30) days, or the Company by any act indicates its consent to, approval of, or acquiescence in any such proceeding or the appointment of any receiver of or any trustee for such Borrower or of any substantial part of the Company's property, or suffers any such receivership or trusteeship to continue undischarged for a period of 30 days or the Company takes any partnership or corporate action to authorize any of the foregoing; or
         (vi) is placed in receivership by any federal or state agency with regulatory authority over the Company.

                  (c) The  Company  files a  certificate  of  dissolution  under applicable state law or is liquidated or dissolved or suspends or terminates the operation of its business, or has commenced against it any action or proceeding for its liquidation or dissolution or the winding up of its business, or takes any corporate action in furtherance thereof.

         10. Rights and Remedies in the Event of Default. Upon any Event of Default, and at any time thereafter, Holder may, at its option, do any one or more of the following: (a) Declare this Debenture to be immediately due and payable in cash; or (b) exercise any other rights or remedies available to holder under this Debenture or otherwise available to Holder at law or in equity.

         11. Modification. The terms of this Debenture may be amended or modified by the Company with the written consent of the Holder. If the Holder transfers or assigns all or a portion of this Debenture to a permitted assignee or transferee, then the Holders, by vote of Holders holding a majority of the principal amount of this Debenture, may authorize any amendment, modification, or waiver of compliance by the Company of the provisions or defaults under this Debenture. Any such consent or waiver by the Holder (or majority in interest of subsequent Holders) of the Debenture shall be conclusive and binding upon the Holder (and all other Holders) and upon all future holders of this Debenture.

         12. Governing Law and Attorneys' Fees. This Debenture and the rights and obligations of the parties hereunder are to be governed by and construed and interpreted in accordance with the laws of the State of Missouri applicable to contracts made and to be performed wholly within Missouri, without regard to choice or conflict of laws rules. If either party incurs legal expenses in any action arising out of this Debenture, then the prevailing party in such action shall be entitled to recover from the nonprevailing party all reasonably attorneys' fees, expert witness fees, and other costs, in addition to any other relief to which such party may be entitled. This Debenture and the agreements referred to herein constitute the entire agreement among the parties pertaining the subject matter hereof and fully supersede any and all prior agreements between the parties hereto respecting the subject matter hereof.

         13. Notices. Any notice required to be given to the Holder of this Debenture shall be deemed given if it is set forth in writing addressed to the Holder at the Holder's address appearing on the books of the Company. Notices to the Company shall be in writing and sent to the President, or any Executive Vice President of the Company in care of the then present principal place of business of the Company. Such notices shall be deemed effectively delivered: (a) three business days after deposit in the United States mail, postage prepaid; (b) when actually received if delivered by personal delivery; or (c) as of two business days after delivery to Federal Express or some other third-party who will guarantee delivery by overnight courier addressed to the address of such party as provided in this Section.

         14. Usury Law Provision. All payments due hereunder are hereby expressly limited so that in no contingency or event whatsoever shall the amount paid or agreed to be paid to the Holder of this Debenture for the use, forbearance, or detention of the money exceed the highest lawful rate permissible. If, from any circumstance, whatsoever, fulfillment of any of the provisions of this Debenture, or any other agreement referred to herein, as of the time performance of such provision shall be due, shall involve a payment that exceeds the lawful amount permissible under law which a court of competent jurisdiction may deem applicable, then the obligations to be fulfilled shall be reduced to the limit of such validity, and if from any circumstance the Holder of this Debenture shall ever receive as interest an amount which would exceed the highest lawful rate, such amount which would be excessive interest shall be applied to the reduction of unpaid principal balance due hereunder, and not to the payment of interest, or, if such excessive interest exceeds the unpaid principal balance due hereunder, the excess shall be refunded to the undersigned.

         15. Non-Transferable. Except with the consent of the Company (which consent shall not be unreasonably withheld) or to an entity controlled by or under common control with Holder, this Debenture is not transferable by the Holder hereof.

                                        FIRST BANKS AMERICA, INC.



                                        By /s/James F. Dierberg
                                           --------------------
                                              James F. Dierberg
                                              Chairman of the Board, President,
                                               and Chief Executive Officer

                                   Exhibit 11


       The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods indicated:

                                                                      Income        Shares     Per share
                                                                     (numerator) (denominator)    amount
                                                                     ----------  -------------    ------
                                                            (dollars expressed in thousands, except per share data)

       Quarter ended March 31, 1998:
           Basic EPS - income available to common stockholders....    $ 1,100        4,911      $  0.22
                                                                                                =======
           Effect of dilutive securities-stock options............         --           13
                                                                      -------       ------
           Diluted EPS - income available to common stockholders..    $ 1,100        4,924      $  0.22
                                                                      =======       ======      =======

       Quarter ended March 31, 1997:
           Basic EPS - income available to common stockholders....    $   513        4,082      $  0.13
                                                                                                =======
           Effect of dilutive securities-stock options............         --           57
                                                                      -------       ------
           Diluted EPS - income available to common stockholders..    $   513        4,139      $  0.12
                                                                      =======       ======      =======


       The 12% convertible debentures were anti-dilutive for the periods presented above and therefore, have not been included in the EPS calculations.