Form 10-Q
period 1998-06-30
FIRST BANKS AMERICA INC
filed 1998-08-10
CIK 310979

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549




                                    FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION  13  OR 15(d)  OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                  135 North Meramec, St. Louis, Missouri 63105
                  --------------------------------------------
               (address of principal executive offices) (Zip Code)

                                 (314) 854-4600
                                 --------------
              (Registrant's telephone number, including area code)

             -----------------------------------------------------
             (Former name, former address, and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                   Yes X No
                                                      ---   ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       Outstanding at
                  Class                                 July 31, 1998
                  -----                                 -------------

    Common Stock, $.15 par value                          2,661,715
    Class B Common Stock, $.15 par value                  2,500,000

                            First Banks America, Inc.

                                      INDEX

                                                                            Page

PART I            FINANCIAL INFORMATION


  Item 1.  Financial Statements:
           Consolidated Balance Sheets as of June 30, 1998
             and December 31, 1997........................................   -1-
           Consolidated Statements of Income for the three and six
             months ended June 30, 1998 and 1997..........................   -3-
           Consolidated Statements of Changes in Stockholders' Equity
             for the six months ended June 30, 1998 and 1997 and
             the six months ended December 31, 1997.......................   -4-
           Consolidated Statements of Cash Flows for the six months
             ended June 30, 1998 and 1997.................................   -5-
           Notes to Consolidated Financial Statements.....................   -6-

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................  -10-


PART II       OTHER INFORMATION


  Item 4.  Submission of Matters to a Vote of Security Holders............  -17-

  Item 6.  Exhibits and Reports on Form 8-K...............................  -17-


SIGNATURES................................................................  -18-

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                            FIRST BANKS AMERICA, INC.
                           Consolidated Balance Sheets
             (dollars expressed in thousands, except per share data)




                                                                                  June 30,        December 31,
                                                                                    1998              1997
                                                                                    ----              ----
                                                                                 (unaudited)
                               ASSETS
                               ------

Cash and cash equivalents:
   Cash and due from banks...................................................   $     28,343          32,257
   Interest-bearing deposits with other financial institutions -
     with maturities of three months or less.................................          1,043             690
   Federal funds sold........................................................          1,500           2,215
                                                                                ------------       ---------
       Total cash and cash equivalents.......................................         30,886          35,162
                                                                                ------------       ---------

Investment securities available for sale, at fair value......................        130,916         148,181

Loans:
   Real estate construction and development..................................        109,902          93,454
   Commercial and financial..................................................        118,002         109,763
   Real estate mortgage......................................................        170,676         149,951
   Consumer and installment..................................................         72,942          75,023
   Loans held for sale.......................................................             --           5,708
                                                                                ------------       ---------
       Total loans...........................................................        471,522         433,899
   Unearned discount.........................................................         (2,330)         (2,444)
   Allowance for possible loan losses........................................        (11,845)        (11,407)
                                                                                ------------       ---------
       Net loans.............................................................        457,347         420,048
                                                                                ------------       ---------

Bank premises and equipment, net of
     accumulated depreciation................................................         11,728          10,697
Intangibles associated with the purchase of
     subsidiaries............................................................          8,738           7,189
Accrued interest receivable..................................................          4,248           4,819
Foreclosed property, net.....................................................            451             601
Deferred tax assets..........................................................         13,312          14,164
Other assets.................................................................         17,177           2,803
                                                                                ------------       ---------
       Total assets..........................................................   $    674,803         643,664
                                                                                ============       =========


                            FIRST BANKS AMERICA, INC.
                           Consolidated Balance Sheets
             (dollars expressed in thousands, except per share data)
                                   (continued)


                                                                                  June 30,        December 31,
                                                                                    1998              1997
                                                                                    ----              ----
                                                                                 (unaudited)
                                   LIABILITIES
                                   -----------

Deposits:
    Demand:
     Non-interest-bearing....................................................... $    96,278          97,393
     Interest-bearing...........................................................      70,675          73,199
    Savings.....................................................................     157,685         147,623
    Time deposits:
     Time deposits of $100 or more..............................................      57,028          52,472
     Other time deposits........................................................     204,778         185,840
                                                                                 -----------       ---------
       Total deposits...........................................................     586,444         556,527

Short-term borrowings...........................................................       5,408           3,687
Promissory note payable.........................................................      11,100          14,900
Accrued interest payable........................................................       3,364           4,185
Deferred tax liabilities........................................................       1,388           1,092
Payable to former shareholders of Surety Bank...................................          --           3,829
Accrued expenses and other liabilities..........................................       4,171           5,058
12% convertible debentures......................................................       6,500           6,500
Minority interest in subsidiary.................................................          --           2,795
                                                                                 -----------       ---------
       Total liabilities........................................................     618,375         598,573
                                                                                 -----------       ---------

                              STOCKHOLDERS' EQUITY
                              --------------------

Common Stock:
    Common stock, $.15 par value; 6,666,666 shares
     authorized; 3,237,973 and 2,144,865 shares issued
     at June 30, 1998 and December 31, 1997, respectively.......................         486             322
    Class B common stock, $.15 par value; 4,000,000 shares
     authorized; 2,500,000 shares issued and outstanding........................         375             375
Capital surplus.................................................................      60,173          47,329
Retained earnings since elimination of accumulated deficit
    of $259,117, effective December 31, 1994....................................       3,204           1,083
Common treasury stock, at cost; 550,958 shares and 386,458
    shares at June 30, 1998 and December 31, 1997,
    respectively................................................................      (8,156)         (4,350)
Accumulated other comprehensive income..........................................         346             332
                                                                                 -----------       ---------
       Total stockholders' equity...............................................      56,428          45,091
                                                                                 -----------       ---------
       Total liabilities and stockholders' equity............................... $   674,803         643,664
                                                                                 ===========       =========




See accompanying notes to consolidated financial statements.



                            FIRST BANKS AMERICA, INC.
                  Consolidated Statements of Income (unaudited)
             (dollars expressed in thousands, except per share data)


                                                                                   Three months ended        Six months ended
                                                                                        June 30,                  June 30,
                                                                                   ------------------        ----------------
                                                                                   1998         1997         1998        1997
                                                                                   ----         ----         ----        ----
Interest income:
   Interest and fees on loans................................................    $ 11,002       7,881        21,570      15,334
   Investment securities.....................................................       2,122       2,018         4,155       3,799
   Federal funds sold and other..............................................         277         310           672         687
                                                                                 --------     -------       -------    --------
       Total interest income.................................................      13,401      10,209        26,397      19,820
                                                                                 --------     -------       -------    --------
Interest expense:
   Deposits:
     Interest-bearing demand.................................................         334         347           683         701
     Savings.................................................................       1,495         787         2,949       1,553
     Time deposits of $100 or more...........................................         786         511         1,561       1,040
     Other time deposits.....................................................       2,891       2,272         5,675       4,586
   Promissory note payable and other borrowings..............................         529         643         1,066       1,188
                                                                                 --------     -------       -------    --------
       Total interest expense................................................       6,035       4,560        11,934       9,068
                                                                                 --------     -------       -------    --------
       Net interest income...................................................       7,366       5,649        14,463      10,752
Provision for possible loan losses...........................................         200         735           500       1,285
                                                                                 --------     -------       -------    --------
       Net interest income after provision for possible loan losses..........       7,166       4,914        13,963       9,467
                                                                                 --------     -------       -------    --------
Noninterest income:
   Service charges on deposit accounts.......................................         604         574         1,343       1,149
   Gain on sales of securities, net..........................................           9          --           101          --
   Other income..............................................................         266         448           585         744
                                                                                 --------     -------       -------    --------
       Total noninterest income..............................................         879       1,022         2,029       1,893
                                                                                 --------     -------       -------    --------
Noninterest expense:
   Salaries and employee benefits............................................       2,156       1,569         4,291       3,119
   Occupancy, net of rental income...........................................         575         524         1,066       1,095
   Furniture and equipment...................................................         480         289           827         556
   Federal Deposit Insurance Corporation premiums............................          30          37            73          75
   Postage, printing and supplies............................................         239         124           406         272
   Data processing...........................................................         431         240           906         567
   Legal, examination and professional fees..................................       1,179         616         2,069       1,161
   Communications............................................................         227         128           427         292
   (Gain) loss on sale of foreclosed property, net of expenses...............         (70)       (210)           87        (219)
   Other.....................................................................       1,094         791         2,246       1,683
                                                                                 --------     -------       -------    --------
       Total noninterest expense.............................................       6,341       4,108        12,398       8,601
                                                                                 --------     -------       -------    --------
       Income before provision for income taxes and minority interest
          in income of subsidiary............................................       1,704       1,828         3,594       2,759
Provision for income taxes...................................................         683         709         1,473       1,070
                                                                                 --------     -------       -------    --------
       Income before minority interest in income of subsidiary...............       1,021       1,119         2,121       1,689
Minority interest in income of subsidiary....................................          --         134            --         220
                                                                                 --------     -------       -------    --------
       Net income............................................................    $  1,021         985         2,121       1,469
                                                                                 ========     =======       =======    ========
Earnings per common share:
       Basic.................................................................    $   0.20        0.24          0.42        0.36
       Diluted...............................................................        0.20        0.24          0.42        0.36
                                                                                 ========     =======       =======    ========
Weighted average shares of common stock outstanding (in thousands)...........       5,206       4,058         5,059       4,070
                                                                                 ========     =======       =======    ========


See accompanying notes to consolidated financial statements.

                   FIRST BANKS AMERICA, INC. AND SUBSIDIARIES
     Consolidated Statements of Changes in Stockholders' Equity (unaudited)
               Six month periods ended June 30, 1998 and 1997, and
                    six month period ended December 31, 1997
             (dollars expressed in thousands, except per share data)

                                                                                                        Accu-
                                                                                                       mulated
                                                                                                        other    Total
                                                            Class B        Compre- Retained   Common   compre-  stock-
                                                   Common   common Capital hensive earnings  treasury  hensive holders'
                                                    stock    stock surplus  income (deficit)   stock   income   equity
                                                    -----    -----  ------ -------  ---------   -----   ------   ------


Consolidated balances, January 1, 1997...........  $   282    375   42,862      -- (2,450)   (2,838)    (36)    38,195
Six months ended June 30, 1997:
   Comprehensive income:
     Net income..................................       --     --       -- $ 1,469  1,469        --      --      1,469
     Other comprehensive income, net of tax (1) -
       Unrealized gains on securities, net of
         reclassification adjustment (2).........       --     --       --      88     --        --      88         88
                                                                           -------
     Comprehensive income........................       --     --       -- $ 1,557
                                                                           =======
   Exercise of stock options.....................       --     --        9             --        --      --          9
   Repurchases of common stock...................       --     --       --             --      (527)     --       (527)
   Redemption of stock options...................       --     --     (290)            --        --      --       (290)
                                                   -------   ----  -------          -----    ------    ----    -------
Consolidated balances, June 30, 1997.............      282    375   42,581           (981)   (3,365)     52     38,944
Six months ended December 31, 1997:
   Comprehensive income:
     Net income..................................       --     --       -- $ 2,064  2,064        --      --      2,064
     Other comprehensive income, net of tax (1)
       Unrealized gains on securities
         net of reclassification adjustment (2)..       --     --       --     280     --        --     280        280
                                                                           -------
     Comprehensive income........................                          $ 2,344
                                                                           =======
   Issuance of common stock for purchase
     accounting acquisition......................       40     --    4,723             --        --      --      4,763
   Exercise of stock options.....................       --     --        6             --        --      --          6
   Compensation paid in common stock.............       --     --       13             --        --      --         13
   Repurchases of common stock...................       --     --       --             --      (985)     --       (985)
   Pre-merger transactions of FCB................       --     --        6             --        --      --          6
                                                   -------   ----  -------          -----     -----    ----    -------
Consolidated balances, December 31, 1997.........      322    375   47,329          1,083     (4,350)   332     45,091
Six months ended June 30, 1998:
   Comprehensive income:
     Net income..................................       --     --       -- $ 2,121  2,121        --      --      2,121
     Other comprehensive income, net of tax (1) -
       Unrealized gains on securities, net
         of reclassification adjustment (2)......       --     --       --      14     --        --      14         14
                                                                           -------
     Comprehensive income........................       --     --       -- $ 2,135
                                                                           =======
   Issuance of common stock for acquisition
     of entity under common control..............       43     --    2,965             --        --      --      3,008
   Conversion of promissory note payable.........      121     --    9,879             --        --      --     10,000
   Repurchases of common stock...................       --     --       --             --     (3,806)    --     (3,806)
                                                   -------   ----  -------          -----     ------   ----    -------
Consolidated balances, June 30, 1998.............  $   486    375   60,173          3,204     (8,156)   346     56,428
                                                   =======   ====  =======          =====     ======   ====    =======
---------
(1)  Components of other comprehensive income are shown net of tax.
(2)  Disclosure of reclassification amount:
                                                                                 Six months            Six months
                                                                               ended June 30,             ended
                                                                               --------------
                                                                                1998    1997        December 31, 1997
                                                                                ----    ----        -----------------

   Unrealized gains arising during the period................................   $115       88              356
   Less: reclassification adjustment for gains included in net income........    101       --               76
                                                                                ----    -----              ---
   Unrealized gains on securities............................................   $ 14       88              280
                                                                                ====    =====              ===

See accompanying notes to consolidated financial statements.

                                       FIRST BANKS AMERICA, INC.
                           Consolidated Statements of Cash Flows (unaudited)
                                    (dollars expressed in thousands)


                                                                                             Six months ended
                                                                                                 June 30,
                                                                                            ------------------
                                                                                            1998          1997
                                                                                            ----          ----
Cash flows from operating activities:
   Net income.........................................................................  $   2,121         1,469
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, amortization and accretion, net....................................        861           310
     Provision for possible loan losses...............................................        500         1,285
     Decrease in accrued interest receivable..........................................        697             3
     Interest accrued on liabilities..................................................     11,934         9,068
     Payments of interest on liabilities..............................................    (12,819)       (8,078)
     Provision for income taxes.......................................................      1,473         1,070
     Payments of income taxes.........................................................       (495)           --
     Gain on sales of securities, net.................................................        101            --
     Other operating activities, net..................................................       (234)         (251)
                                                                                        ---------    ----------
       Net cash provided by operating activities......................................      4,139         4,876
                                                                                        ---------    ----------
Cash flows from investing activities:
   Cash received from acquired entities, net of cash paid.............................      3,241            --
   Sales of investment securities.....................................................     13,027            --
   Maturities of investment securities................................................     44,724        62,096
   Purchases of investment securities.................................................    (40,197)      (56,208)
   Net increase in loans..............................................................    (10,522)      (12,692)
   Recoveries of loans previously charged off.........................................      1,063         1,130
   Purchases of bank premises and equipment...........................................     (1,417)         (213)
   Other investing activities, net....................................................    (13,375)          787
                                                                                        ---------    ----------
       Net cash provided by (used in) investing activities............................     (3,456)       (5,100)
                                                                                        ---------    ----------
Cash flows from financing activities:
   Increase (decrease) in deposits....................................................     (5,245)       (1,498)
   Increase in borrowed funds.........................................................      4,092         4,505
   Repurchase of common stock for treasury............................................     (3,806)         (527)
   Other financing activities, net ...................................................         --          (281)
                                                                                        ---------    ----------
       Net cash provided by (used in) financing activities............................     (4,959)        2,199
                                                                                        ---------    ----------
       Net increase (decrease) in cash and cash equivalents...........................     (4,276)        1,975
Cash and cash equivalents, beginning of period........................................     35,162        42,874
                                                                                        ---------    ----------
Cash and cash equivalents, end of period..............................................  $  30,886        44,849
                                                                                        =========    ==========

Noncash investing and financing activities:
   Loans transferred to foreclosed real estate........................................        462            --
   Issuance of common stock in purchase accounting acquisition........................  $   3,008            --
   Conversion of promissory note payable to common stock..............................     10,000            --
                                                                                        =========    ==========




See accompanying notes to consolidated financial statements.

                            FIRST BANKS AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   (1)   Basis of Presentation

         The accompanying consolidated financial statements of First Banks America, Inc. (FBA or the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 1997 annual report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

         In connection with FBA's acquisition of First Commercial Bancorp,  Inc.
(FCB) and its wholly owned subsidiary, First Commercial Bank (First Commercial) as of February 2, 1998, FBA's financial information for the periods prior to the acquisition has been restated to include the 61.48% ownership interest of First Banks, Inc. (First Banks), FBA's majority owner, in FCB consistent with the accounting treatment applicable to entities under common control. The remaining interest in FCB acquired by FBA, or 38.52%, is reflected in the consolidated financial statements as minority interest for the periods prior to the acquisition. First Banks owned 72.6% of FBA as of June 30, 1998.

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

   (2)   Transactions with Related Party

         FBA purchases certain services and supplies from or through its majority shareholder, First Banks. FBA's financial position and operating results could significantly differ from those that would be obtained if FBA's relationship with First Banks did not exist. Fees payable to First Banks, as discussed in the following paragraphs, generally increase as FBA expands through acquisitions and internal growth, reflecting the higher levels of service needed to operate the Subsidiary Banks.

         First Banks provides management services to FBA and the Subsidiary Banks. Management services are provided under a management fee agreement whereby FBA compensates First Banks on an hourly basis for its use of personnel for various functions including internal auditing, loan review, income tax preparation and assistance, accounting, asset/liability management and investment services, loan servicing and other management and administrative services. Fees paid under this agreement were $576,000 and $1.0 million for the three and six months ended June 30, 1998, compared to $422,000 and $739,000 for the three and six months ended June 30, 1997.

         Because of its affiliation through First Banks and the geographic proximity of certain of their banking offices, FB California and First Bank & Trust (FB&T), a wholly owned subsidiary of First Banks, share the cost of certain personnel and services used by the banks. This includes the salaries and benefits of certain loan and administrative personnel. The allocation of the shared costs are charged and/or credited among the banks under the terms of a cost sharing agreement. Expenses associated with loan origination personnel are allocated based on the relative loan volume between the banks. Costs of most other personnel are allocated on an hourly basis. Because this involves distributing essentially fixed costs over a larger asset base, it allows each bank to receive the benefit of personnel and services at a reduced cost. Fees paid under the cost sharing agreement were $268,000 and $524,000 for the three and six month periods ended June 30, 1998, and $158,000 and $332,000 for the same periods in 1997, respectively.

         Effective April 1, 1997, First Services L.P., a limited partnership indirectly owned by First Banks' Chairman and his children through its General Partners and Limited Partners, began providing data processing and various related services to FBA under the terms of data processing agreements. Prior to April 1, 1997, a subsidiary of First Banks provided data processing and various related services to FBA. Fees paid under these agreements were $382,000 and $811,000 for the three and six months ended June 30, 1998, compared to $231,000 and $514,000 for the same periods in 1997, respectively. The fees paid for management services and data processing are significantly lower than FBA was previously paying its nonaffiliated vendors.

         The Subsidiary Banks had $118.5 million and $66.9 million in whole loans and loan participations outstanding at June 30, 1998 and December 31, 1997, respectively, that were purchased from banks affiliated with First Banks. In addition, the Subsidiary Banks had sold $67.2 million and $54.7 million in whole loans and loan participations to affiliates of First Banks at June 30, 1998 and December 31, 1997, respectively. These loans and loan participations were acquired and sold at interest rates and terms prevailing at the dates of their purchase or sale and under standards and policies followed by the Subsidiary Banks.

         FBA has borrowed $11.1 million and $14.9 million from First Banks at June 30, 1998 and December 31, 1997, respectively, under a $20.0 million promissory note payable. The borrowings under the note bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. The interest expense was $546,000 and $573,000 for the six months ended June 30, 1998 and 1997, respectively. The principal and accrued interest under the note are due and payable on October 31, 2001. The accrued and unpaid interest under the note was $81,000 and $1.4 million at June 30, 1998 and December 31, 1997, respectively. As more fully discussed in Note 4, on February 2, 1998, FBA exchanged 804,000 shares of its common stock for $10.0 million outstanding under the promissory note payable.

         In connection with FBA's acquisition of FCB, FBA issued convertible debentures to First Banks of $6.5 million. These debentures replaced similar FCB debentures previously owned by First Banks. The related interest for these debentures was $404,000 and $429,000 for the six months ended June 30, 1998 and 1997, respectively. FBA is not required to pay interest on the debentures prior to maturity. At maturity in 2000, principal and accrued interest are payable in FBA common stock (at a conversion rate of $14.06 per share), unless FBA elects to pay cash and First Banks does not exercise its right to convert principal and interest into FBA common stock. The accrued interest payable for these debentures was $2.0 million and $1.6 million at June 30, 1998 and December 31, 1997, respectively.

(3)      Regulatory Capital

         FBA and the Subsidiary Banks are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on FBA and the Subsidiary Banks' financial statements. Under capital adequacy guidelines that involve quantitative measures of the sugsidiary Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Subsidiary Banks' capital amounts and regulatory classification are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors which may affect possible regulatory actions.

         Quantitative measures established by regulations to ensure capital adequacy require the Subsidiary Banks to maintain certain minimum capital ratios. The Subsidiary Banks are required to maintain a minimum risk-based capital to risk-weighted assets ratio of 8.00%, with at least 4.00% being "Tier 1" capital (as defined in the regulations). In addition, a minimum leverage ratio (Tier 1 capital to total assets) of 3.00% plus an additional cushion of 100 to 200 basis points is expected. In order to be considered well capitalized under Prompt Corrective Action provisions, a bank is required to maintain a risk weighted asset ratio of at least 10%, a Tier 1 to risk weighted assets ratio of at least 6% and a leverage ratio of at lease 5%. As of December 31, 1997, the date of the most recent notification from FBA's primary regulator, each of the Subsidiary Banks was categorized as well capitalized under the regulatory framework for Prompt Corrective Action.

         At June 30, 1998 and December 31, 1997, FBA's and the Subsidiary Banks' capital ratios were as follows:

                                                         Risk-based capital ratios
                                                         -------------------------
                                                          Total            Tier 1            Leverage Ratio
                                                          -----            ------            --------------
                                                      1998     1997     1998     1997        1998        1997
                                                      ----     ----     ----     ----        ----        ----

      FBA..........................................   8.72%    6.88%    7.46%    5.62%       6.02%       4.96%
      BankTEXAS....................................  12.48    12.26    11.23    11.00        9.27        8.90
      FB California................................  11.35    13.03    10.09    11.77        8.06       13.80

(4)      Acquisitions

         On June 8, 1998, FBA executed an Agreement in Principle to acquire Redwood Bancorp, and its wholly-owned subsidiary, Redwood Bank, for cash consideration of $26.0 million. Redwood Bank is headquartered in San Francisco, California and operates four banking locations in the San Francisco Bay area. Redwood Bank had $153.8 million in total assets, $119.4 million in loans, net of unearned discount, and $139.0 million in deposits at June 30, 1998. FBA anticipates that the transaction, which is subject to various conditions, will be completed by the end of the fourth quarter.

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

(5)       Cumulative Trust Preferred Securities of First America Capital Trust

         During July 1998, First America Capital Trust (First Capital), a newly-formed Delaware business subsidiary of FBA, issued 1.84 million shares of 8.50% Cumulative Trust Preferred Securities (Preferred Securities) at $25.00 per share in an underwritten public offering. FBA made certain guarantees and commitments relating to the Preferred Securities. FBA's proceeds from the issuance of the Preferred Securities, net of underwriting fees and offering expenses, were approximately $44.0 million. Distributions payable on the Preferred Securities will be payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year commencing September 30, 1998. The distributions will be recorded as noninterest expense in the consolidated financial statements.

         The proceeds from the offering will be used to repay outstanding indebtedness to First Banks under the terms of the $20.0 million promissory note payable, for acquisitions (including the pending acquisition of Redwood Bancorp), possible repurchases of common stock from time to time and for general corporate purposes. Available proceeds will be temporarily invested in short-term securities.

            Item 2: Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

         The discussion herein contains certain forward looking statements regarding the financial condition, results of operations and business of the Company. These forward looking statements are subject to risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include general market conditions, conditions affecting the banking industry generally and factors having a specific impact on the Company, including but not limited to fluctuations in interest rates and in the economy; the impact of laws and regulations applicable to the Company and changes therein; competitive conditions in the markets in which the Company and the Subsidiary Banks conduct their operations; and the ability of the Company to respond to changes in technology. Additional factors potentially affecting the Company's results were identified in the Annual Report on Form 10-K filed with the Securities and Exchange Commission. Readers should not place undue reliance on any forward looking statements herein.


                                     General

         FBA is a registered bank holding company, incorporated in Delaware and headquartered in Clayton, Missouri. At June 30, 1998, FBA had approximately $674.8 million in total assets; $469.2 million in total loans, net of unearned discount; $586.4 million in total deposits; and $56.4 million in total stockholders' equity. FBA operates through its Subsidiary Banks.

         As previously discussed in Notes 1 and 4 to the consolidated financial statements, FBA's historical financial information presented in this Report on Form 10-Q has been restated to reflect its acquisition of FCB.

         Through the Subsidiary Banks' six locations in Texas and eleven locations in the San Francisco-Sacramento corridor of northern California, FBA offers a broad range of commercial and personal banking services including certificate of deposit accounts, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial and financial, real estate construction and development, commercial and residential real estate and consumer loans. Other financial services include mortgage banking, automatic teller machines, telephone banking, lockbox deposits, cash management services, sweep accounts, credit-related insurance and safe deposit boxes.

         The following table lists the Subsidiary Banks at June 30, 1998:

                                                                       Loans, net of
                                            Number of        Total       unearned           Total
                                            locations       assets       discount         deposits
                                            ---------       ------       --------         --------
                                                       (dollars expressed in thousands)

           FB California...................     11      $  401,841         291,774         355,084
           BankTEXAS.......................      6         268,434         177,418         231,359


                               Financial Condition

         FBA's total assets were $674.8 million and $643.7 million at June 30, 1998 and December 31, 1997, respectively, after the restatement for the acquisition of FCB, as previously discussed in Notes 1 and 4 to the consolidated financial statements. The increase in adjusted total assets from December 31, 1997 is primarily attributable to FBA's acquisition of Pacific Bay, which provided total assets of $38.3 million.

         During the six months ended June 30, 1998, FBA purchased $3.8 million of its common stock for treasury. FBA utilized available cash to fund its repurchase of common stock. As announced by FBA on April 29, 1998, the Board of Directors authorized the purchase of an additional 5% of its common stock for treasury. FBA has purchased an aggregate total of 550,958 common shares for treasury as of June 30, 1998 and has approximately 266,000 shares remaining for repurchase.

                              Results of Operations
Net Income

         Net income was $1.0 million, or $0.20 per share on a diluted basis, for the three months ended June 30, 1998, compared to $985,000, or $0.24 per share on a diluted basis, for the same period in 1997. For the six months ended June 30, 1998 and 1997, net income was $2.1 million, or $0.42 per share on a diluted basis, and $1.5 million, $0.36 per share on a diluted basis, respectively. The results for the three and six months ended June 30, 1998 include the additional costs associated with Surety Bank's and Pacific Bay Bank's data processing and back-office conversions to FBA's systems and procedures completed during February and May of 1998, respectively. Surety Bank, Vallejo, California, and Pacific Bay Bank, San Pablo, California, were acquired in December 1997 and February 1998, respectively. In addition, the results for the six months ended June 30, 1998 include a net charge of $225,000 or $0.04 per share on a diluted basis, in settlement of certain litigation.

Net Interest Income

         Net interest income was $7.4 million, or 4.81% of average interest-earning assets, for the three months ended June 30, 1998, compared to $5.6 million, or 4.70% of average interest-earning assets, for the same period in 1997. For the six months ended June 30, 1998 and 1997, net interest income was $14.5 million, or 4.79% of average interest-earning assets, compared to $10.8 million, or 4.50% of average interest-earning assets, respectively. The improved net interest income is primarily attributable to the net interest-earning assets provided by the acquisitions of Surety Bank and Pacific Bay Bank, the improving yield on BankTEXAS' repositioned loan portfolio and the effect of the exchange of $10.0 million of the promissory note payable for common stock.

         The following table sets forth certain information relating to FBA's average balance sheets, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three and six month periods ended June 30:


                                              Three months ended June 30,                                 Six months ended June 30,
                                    -----------------------------------------------                       -------------------------
                                              1998                    1997                  1998                   1997
                                    ----------------------  ---------------------- ---------------------    -----------
                                            Interest               Interest                Interest              Interest
                                    Average  income/Yield/ Average  income/Yield/  Average  Income/Yield/ Average Income/Yield/
                                    balance  expenserate   balance  expenserate    balance  expenserate   balance expenserate
                                    -------  -----------   -------  -----------    -------  -----------   -------------------
                                                                       (dollars expressed in thousands)
           Assets
          ------
Interest-earning assets:
   Loans.........................  $456,869  11,002 9.66%  $332,012  7,881  9.52% $447,717  21,570 9.72%  $329,270 15,334   9.39%
   Investment securities.........   137,702   2,122 6.18   127,231   2,018  6.36   137,095   4,155 6.11    126,396  3,799   6.06
   Federal funds sold and other..    19,797     277 5.61    22,760     310  5.46    23,875     672 5.68     26,017    687   5.32
                                   --------  ------        -------   -----         -------  ------        -------- ------
     Total interest-earning
      assets                        614,368  13,401 8.75   482,003  10,209  8.50   608,687  26,397 8.75    481,683 19,820   8.30
                                             ------                 ------                  ------                 ------
Nonearning assets................    66,127                 42,343                  64,186                  42,702
                                   --------                -------                --------                --------
     Total assets................  $680,495               $524,346                $672,873                $524,385
                                   ========               ========                ========                ========

     Liabilities and Stockholders' Equity
     ------------------------------------
 Interest-bearing liabilities:
   Interest-bearing demand
      deposits...................  $ 74,360     334 1.80% $ 65,757     347  2.12% $ 73,829     683 1.87%  $ 66,974    701   2.11%
   Savings deposits..............   153,917   1,495 3.89    98,216     787  3.21   152,560   2,949 3.90     98,133  1,553   3.19
   Time deposits of $100 or more.    53,809     786 5.86    37,710     511  5.44    52,713   1,561 5.97     38,580  1,040   5.44
   Other time deposits...........   211,170   2,891 5.49   168,442   2,272  5.41   208,582   5,675 5.49    169,950  4,586   5.44
                                   --------  ------        -------   -----         -------  ------        -------- ------
     Total interest-bearing
       deposits..................   493,256   5,506 4.48   370,125   3,917  4.24   487,684  10,868 4.49    373,637  7,880   4.25
   Notes payable and other.......    25,797     529 8.23    26,900     643  9.59    26,398   1,066 8.14     25,647  1,188   9.34
                                   --------  ------        -------   -----         -------  ------        -------- ------
     Total interest-bearing
        liabilities..............   519,053   6,035 4.66   397,025   4,560  4.61   514,082  11,934 4.68    399,284  9,068   4.58
                                             ------                  -----                  ------                 ------
Noninterest-bearing liabilities:
   Demand deposits...............    96,188                 76,655                  93,753                  74,412
   Other liabilities.............     8,968                 12,505                   9,463                  12,409
                                   --------                -------                 -------                --------
     Total liabilities...........   624,209                486,185                 617,298                 486,105
Stockholders' equity.............    56,286                 38,161                  55,575                  38,280
                                   --------                -------                 -------                --------
     Total liabilities and
        stockholders' equity.....  $680,495               $524,346                $672,873                $524,385
                                   ========               ========                ========                ========

Net interest income..............             7,366                  5,649                   14,463                10,752
                                             ======                  =====                   ======                ======
Net interest margin..............                   4.81%                   4.70%                   4.79%                   4.50%
                                                    ====                    ====                    ====                    ====

Provision for Possible Loan Losses

         The provision for possible loan losses was $200,000 and $500,000 for the three month and six month periods ended June 30, 1998, compared to $735,000 and $1.3 million for the same periods in 1997. The decrease in the provision for possible loan losses for the three and six months ended June 30, 1998, compared to the same periods in 1997, is primarily attributable to improved asset quality of FBA's existing loan portfolio, as determined by management's review and evaluation of the credit quality of the loans in the portfolio and its assessment of the adequacy of the allowance for possible loan losses. For further discussion of asset quality, see "--Lending and Credit Management" for a summary of nonperforming loans and a summary of loan loss experience.

         Net loan charge-offs were $418,000 and $947,000 for the three and six month periods ended June 30, 1998, compared to $496,000 and $918,000 for the same periods in 1997. The increase in net loan charge-offs is primarily attributable to the loans obtained through the acquisition of Pacific Bay Bank. The acquired allowance for possible loan losses totaled $885,000 at the acquisition date.

Noninterest Income

         Noninterest income was $879,000 and $2.0 million for the three and six month periods ended June 30, 1998 compared to $1.0 million and $1.9 million for the same periods in 1997, respectively. Noninterest income consists primarily of service charges on deposit accounts and customer service fees. The decrease in noninterest income is primarily attributable to the decrease in other income. Other income for the three and six month periods ended June 30, 1997 includes certain legal settlements relating to the activities of Sunrise Bank of California, which was acquired by FBA during 1996.

         Service charges on deposit accounts and customer service fees increased to $604,000 and $1.3 million for the three and six month periods ended June 30, 1998, from $574,000 and $1.1 million for the same periods in 1997, respectively. This increase is primarily attributable to the acquisitions of Surety Bank and Pacific Bay Bank.


Noninterest Expense

         Noninterest expense was $6.3 million and $12.4 million for the three and six month periods ended June 30, 1998, compared to $4.1 million and $8.6 million for the same periods in 1997. The increase is primarily attributable to the noninterest expense of Surety Bank and Pacific Bay Bank, acquired by FBA in December 1997 and February 1998, and the additional costs associated with Surety Bank's and Pacific Bay Bank's data processing and back-office conversions to FBA's systems and procedures. In addition, FBA's continuing expansion of its corporate lending and retail banking business development staff, along with the necessary operational support, has contributed to the overall increase in noninterest expense.

         Contrary to the overall increase in noninterest expense resulting from the aforementioned acquisitions was occupancy, net of rental income, which remained relatively constant at $575,000 and $1.1 million for the three and six months ended June 30, 1998, compared to $524,000 and $1.1 million for the same periods in 1997, respectively. This is the result of increased sub-leasing of excess space within FBA's banking premises, relocation of certain California branches and the related reductions in expenses attributable to centralization of recently acquired entities' functions into FBA's systems.

         Other noninterest expense for the six months ended June 30, 1998 includes a $350,000 charge in settlement of certain litigation.


                          Lending and Credit Management

         Interest earned on the loan portfolio is the primary source of income of FBA. Total loans, net of unearned discount, represented 69.5% and 67.0% of total assets as of June 30, 1998 and December 31, 1997, respectively. Total loans, net of unearned discount, were $469.2 million and $431.5 million at June 30, 1998 and December 31, 1997, respectively. The increase in loans, as summarized on the consolidated balance sheet, is attributable to the acquisition of Pacific Bay Bank and to the expansion of the corporate lending function of FBA. The expansion has generated growth in the commercial and financial, and commercial real estate mortgage loan portfolios. Offsetting the growth in corporate lending is the continuing decrease in the consumer indirect automobile loan portfolio.

         FBA's nonperforming loans consist of loans on nonaccrual status and loans on which the original terms have been restructured. The following is a summary of nonperforming assets and past due loans at the dates indicated:

                                                                              June 30,       December 31,
                                                                                1998             1997
                                                                                ----             ----
                                                                          (dollars expressed in thousands)
   Nonperforming assets:
     Nonperforming loans...............................................    $     6,201              2,846
     Other real estate.................................................            451                601
                                                                           -----------         ----------
        Total nonperforming assets.....................................    $     6,652              3,447
                                                                           ===========         ==========
   Loans past due and still accruing:
     Over 30 days to 90 days...........................................    $     7,490              7,866
     Over 90 days......................................................            386              1,158
                                                                           -----------         ----------
        Total past due loans...........................................    $     7,876              9,024
                                                                           ===========         ==========

   Loans, net of unearned discount.....................................    $   469,192            431,455
                                                                           ===========         ==========

   Asset quality ratios:
     Allowance for possible loan losses to loans.......................           2.52%             2.64%
     Nonperforming loans to loans .....................................           1.32              0.66
     Allowance for possible loan losses to
        nonperforming loans ...........................................         191.02            400.81
     Nonperforming assets to loans and other real estate...............           1.42              0.80
                                                                           ===========         =========

         Nonperforming loans, consisting of loans on nonaccrual status and restructured loans, were $6.2 million at June 30, 1998 in comparison to $2.8 million at December 31, 1997, respectively. The increase is primarily attributable to the loans obtained through the acquisition of Pacific Bay Bank. The acquired allowance for possible loan losses totaled $885,000 at the acquisition date.

         Impaired loans, consisting of loans on nonaccrual status and certain indirect consumer and installment loans 60 days or more past due, were $6.8 million and $3.3 million at June 30, 1998 and December 31, 1997, respectively.

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

         Based on this quantitative and qualitative analysis, the allowance for possible loan losses is adjusted. Such adjustments are reflected in the consolidated statements of income.


         The following is a summary of the loan loss experience:
                                                                           Three months ended       Six months ended
                                                                                June 30,                June 30,
                                                                                --------                --------
                                                                            1998         1997      1998         1997
                                                                            ----         ----      ----         ----
                                                                                (dollars expressed in thousands)

Allowance for possible loan losses, beginning of period................  $   12,063     10,872      11,407     10,744
   Acquired allowances for possible loan losses........................          --         --         885         --
                                                                         ----------  ---------   ---------    -------
                                                                             12,063     10,872      12,292     10,744
                                                                         ----------  ---------   ---------    -------
   Loans charged-off...................................................        (951)    (1,066)     (2,010)    (2,048)
   Recoveries of loans previously charged-off..........................         533        570       1,063      1,130
                                                                         ----------  ---------   ---------    -------
   Net loan charge-offs................................................        (418)      (496)       (947)      (918)
                                                                         ----------  ---------   ---------    -------
   Provision for possible loan losses..................................         200        735         500      1,285
                                                                         ----------  ---------   ---------    -------
Allowance for possible loan losses, end of period......................  $   11,845     11,111      11,845     11,111
                                                                         ==========  =========   =========    =======

                          Interest Rate Risk Management

         Derivative financial instruments held by FBA for purposes of managing interest rate risk are summarized as follows:

                                                            June 30, 1998           December 31, 1997
                                                          ----------------          -----------------
                                                          Notional    Credit        Notional     Credit
                                                           amount     amount         amount      amount
                                                           ------     ------         ------      ------
                                                                 (dollars expressed in thousands)

              Interest rate swap agreements............   $ 15,000        57              --          --
              Interest rate cap agreements.............     10,000       131          10,000         222

         The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of FBA's credit exposure through its use of derivative financial instruments. The amounts and the other terms of the derivatives are determined by reference to the notional amounts and the other terms of the derivatives.

         FBA entered into a $15.0 million interest rate swap agreement on June 11, 1998 (Swap Agreement) to effectively shorten the repricing characteristics of certain interest-bearing liabilities to correspond more closely with its assets, with the objective of stabilizing net interest income over time. The Swap Agreement, which matures on June, 11, 2002, provides for FBA to receive a fixed rate of interest of 5.99% and pay an adjustable rate equivalent to the 90 day London Interbank offering rate (LIBOR). The net amount due to FBA under the Swap Agreement was $2,000 at June 30, 1998.

         FBA has interest rate cap and floor agreements outstanding to limit the interest expense associated with certain interest-bearing liabilities. At June 30, 1998 and December 31, 1997, the unamortized costs for these agreements were $186,000 and $242,000, respectively, and were included in other assets.

                                    Liquidity

         The liquidity of FBA and the Subsidiary Banks is the ability to maintain a cash flow which is adequate to fund operations, service debt obligations and meet other commitments on a timely basis. The primary sources of funds for liquidity are derived from customer deposits, loan payments, maturities, sales of investments and operations. In addition, FBA and the Subsidiary Banks may avail themselves of more volatile sources of funds through issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank. The aggregate funds acquired from those sources were $62.4 million and $56.2 million at June 30, 1998 and December 31, 1997, respectively.

         At June 30, 1998, FBA's more volatile sources of funds mature as follows:

                                                             (dollars expressed
                                                                in thousands)

       Three months or less.....................................  $   25,324
       Over three months through six months.....................       7,847
       Over six months through twelve months....................      21,260
       Over twelve months.......................................       8,005
                                                                  ----------
                  Total.........................................  $   62,436
                                                                  ==========

         Management believes the available liquidity and earnings of the Subsidiary Banks will be sufficient to provide funds for FBA's operating and debt service requirements both on a short-term and long-term basis.

                                    Year 2000

         FBA and the Subsidiary Banks are subject to risks associated with the "Year 2000" problem, a term which refers to uncertainties about the ability of various data processing hardware and software systems to interpret dates correctly after the beginning of the Year 2000. Since most of these systems are common with those of First Banks, FBA has been working with First Banks to address this problem. Most of the software used by FBA is purchased from outside vendors. Consequently, FBA has been working with these vendors to determine whether these issues are being adequately addressed.

         FBA's process of evaluating potential effects of Year 2000 issues on customers of the Subsidiary Banks is in its early stages, and it is therefore impossible to quantify the potential adverse effects of incompatible systems on customers of the Subsidiary Banks. The failure of a commercial bank customer to prepare adequately for Year 2000 compatibility could have a significant adverse effect on such customer's operations and profitability, in turn inhibiting its ability to repay loans in accordance with their terms or requiring the use of its deposited funds. Until sufficient information is accumulated from customers of the banks to enable FBA to assess the degree to which customers' operations are susceptible to potential problems, FBA will be unable to quantify the potential effect on its commercial customers. In addressing the uncertainty, FBA has revised its methodology with respect to the adequacy of its allowance for possible loan losses to include an allocation for the estimated risks associated with the Year 2000 issue.

                       Effect of New Accounting Standards

          FBA adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130 - Reporting Comprehensive Income (SFAS 130) retroactively on January 1, 1998. SFAS 130 established standards for reporting and displaying income and its components (revenues, gains and losses) in a full set of general purpose financial statements. The statement requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comparative financial statements provided for earlier periods have been restated to reflect the application of SFAS 130. The implementation of SFAS 130 did not have a material impact on FBA's consolidated financial statements.

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

          In June 1998, the FASB issued SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for all fiscal years beginning after June 15, 1999. Earlier application of SFAS 133 is encouraged but should not be applied retroactively to financial statements of prior periods. FBA is currently evaluating the requirements and impact of SFAS 133.


                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

         An Annual Meeting of Stockholders was held on June 25, 1998. The seven directors of FBA were reelected, with the vote totals indicated in the following table:

           Name of Director                    For                Withheld
           ----------------                    ---                --------

           Allen H. Blake                    4,967,230              10,499
           Charles A. Crocco, Jr.            4,968,232               9,497
           James F. Dierberg                 4,967,171              10,558
           Albert M. Lavezzo                 4,967,210              10,519
           Edward T. Story, Jr.              4,968,234               9,495
           Mark T. Turkcan                   4,964,379              13,350
           Donald W. Williams                4,964,425              13,304

Item 6 -          Exhibits and Reports on Form 8-K

         (a) The exhibits are numbered in  accordance  with the Exhibit Table of
Item 601 of Regulation S-K.


             Exhibit
             Number                 Description
             ------                 -----------

               11            Calculations of Earnings Per Share
               27            Article 9 - Financial Data Schedule (EDGAR only)


  (b) There were no reports filed on Form 8-K during the three months ended June 30, 1998.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               FIRST BANKS AMERICA, INC.
                                                    Registrant



Date:    August 10, 1998                 By:   /s/James F. Dierberg
                                              --------------------
                                                 James F. Dierberg
                                                 Chairman, President
                                                   and Chief Executive
                                                   Officer



Date:    August 10, 1998                 By:   /s/Allen H. Blake
                                              -----------------
                                                 Allen H. Blake
                                                 Vice President,
                                                   Chief Financial Officer
                                                   and Secretary
                                                   (Principal Financial Officer)

                                   Exhibit 11


       The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods indicated:

                                                                      Income        Shares     Per share
                                                                    (numerator)  (denominator)  amount
                                                                    -----------  -------------  ------
                                                         (dollars expressed in thousands, except per share data)

       Three months ended June 30, 1998:
           Basic EPS - income available to common stockholders....    $ 1,021        5,206      $  0.20
                                                                                                =======
           Effect of dilutive securities - stock options..........         --           13
                                                                      -------       ------
           Diluted EPS - income available to common stockholders..    $ 1,021        5,219      $  0.20
                                                                      =======       ======      =======

       Three months ended June 30, 1997:
           Basic EPS - income available to common stockholders....    $   985        4,058      $  0.24
                                                                                                =======
           Effect of dilutive securities - stock options..........         --           16
                                                                      -------       ------
           Diluted EPS - income available to common stockholders..    $   985        4,074      $  0.24
                                                                      =======       ======      =======



       Six months ended June 30, 1998:
           Basic EPS - income available to common stockholders....    $ 2,121        5,059      $  0.42
                                                                                                =======
           Effect of dilutive securities - stock options..........         --           13
                                                                      -------       ------
           Diluted EPS - income available to common stockholders..    $ 2,121        5,072      $  0.42
                                                                      =======       ======      =======

       Six months ended June 30, 1997:
           Basic EPS - income available to common stockholders....    $ 1,469        4,070      $  0.36
                                                                                                =======
           Effect of dilutive securities - stock options..........         --           36
                                                                      -------       ------
           Diluted EPS - income available to common stockholders..    $ 1,469        4,106      $  0.36
                                                                      =======       ======      =======


       The 12% convertible debentures are not presented above as they do not have a significant impact in the calculations of diluted EPS for the periods presented.