Form 10-Q
period 1998-09-30
FIRST BANKS AMERICA INC
filed 1998-11-12
CIK 310979

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549




                                    FORM 10-Q

[X]               QUARTERLY REPORT PURSUANT TO SECTION  13  OR 15(d)  OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

                  135 North Meramec, St. Louis, Missouri 63105
               (Address of principal executive offices) (Zip code)

                                 (314) 854-4600
              (Registrant's telephone number, including area code)

             _____________________________________________________
             (Former name, former address, and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                             Yes X No ____

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                         Outstanding at
               Class                                    October 31, 1998

 Common Stock, $.15 par value                               2,607,773
 Class B Common Stock, $.15 par value                       2,500,000

               First Banks America, Inc. First Banks America, Inc.

                                      INDEX

                                                                           Page

PART I        FINANCIAL INFORMATION


  Item 1.  Financial Statements:
           Consolidated Balance Sheets as of September 30, 1998
             and December 31, 1997.......................................   -1-
           Consolidated Statements of Income for the three and nine
             months ended September 30, 1998 and 1997....................   -3-
           Consolidated Statements of Changes in Stockholders' Equity
             for the nine months ended September 30, 1998 and 1997 and
             the three months ended December 31, 1997....................   -4-
           Consolidated Statements of Cash Flows for the nine months
             ended September 30, 1998 and 1997...........................   -5-
           Notes to Consolidated Financial Statements....................   -6-

  Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.....................  -10-


PART II       OTHER INFORMATION


  Item 6.  Exhibits and Reports on Form 8-K.............................   -18-


SIGNATURES................................................................ -19-

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                            FIRST BANKS AMERICA, INC.
                           Consolidated Balance Sheets
             (dollars expressed in thousands, except per share data)




                                                                                September 30,     December 31,
                                                                                    1998              1997
                                                                                    ----              ----
                                                                                 (unaudited)
                               ASSETS

Cash and cash equivalents:
   Cash and due from banks...................................................      $  26,077          32,257
   Interest-bearing deposits with other financial institutions -
     with maturities of three months or less.................................         26,902             690
   Federal funds sold........................................................          6,000           2,215
                                                                                   ---------         -------
       Total cash and cash equivalents.......................................         58,979          35,162

Investment securities:
   Available for sale, at fair value.........................................        128,577         148,181
   Held to maturity, at amortized cost (estimated fair value of
     $2,032 at September 30, 1998)...........................................          2,032              -
     ------              --- ----                                                  ---------         -------
       Total investment securities...........................................        130,609         148,181

Loans:
   Real estate construction and development..................................        134,884          93,454
   Commercial and financial..................................................        134,373         109,763
   Real estate mortgage......................................................        156,392         149,951
   Consumer and installment..................................................         68,241          75,023
   Loans held for sale.......................................................             _-           5,708
       Total loans...........................................................        493,890         433,899
   Unearned discount.........................................................         (2,494)         (2,444)
   Allowance for possible loan losses........................................        (12,449)        (11,407)
                                                                                    --------         -------
       Net loans.............................................................        478,947         420,048
                                                                                    --------         -------

Bank premises and equipment, net of
   accumulated depreciation..................................................         11,622          10,697
Intangibles associated with the purchase of subsidiaries.....................          8,559           7,189
Accrued interest receivable..................................................          4,209           4,819
Other real estate............................................................            270             601
Deferred tax assets..........................................................         12,270          14,164
Other assets.................................................................         16,734           2,803
                                                                                   ---------         -------
       Total assets..........................................................      $ 722,199         643,664
                                                                                   =========         =======


                            FIRST BANKS AMERICA, INC.
                           Consolidated Balance Sheets
             (dollars expressed in thousands, except per share data)
                                   (continued)


                                                                                September 30,     December 31,
                                                                                    1998              1997
                                                                                    ----              ----
                                                                                 (unaudited)
                                   LIABILITIES

Deposits:
    Demand:
     Non-interest-bearing....................................................      $ 104,150          97,393
     Interest-bearing........................................................         70,335          73,199
    Savings..................................................................        171,974         147,623
    Time deposits:
     Time deposits of $100 or more...........................................         53,382          52,472
     Other time deposits.....................................................        196,253         185,840
                                                                                   ---------         -------
       Total deposits........................................................        596,094         556,527

Short-term borrowings........................................................          9,513           3,687
Promissory note payable......................................................              -          14,900
Accrued interest payable.....................................................          3,143           4,185
Deferred tax liabilities.....................................................          1,401           1,092
Payable to former shareholders of Surety Bank................................              -           3,829
Accrued expenses and other liabilities.......................................          4,623           5,058
12% convertible debentures...................................................          6,500           6,500
Minority interest in subsidiary..............................................              -           2,795
                                                                                    --------         -------
       Total liabilities.....................................................        621,274         598,573
                                                                                    --------         -------

Guaranteed preferred beneficial interest in First Banks
    America Inc.'s subordinated debenture....................................         14,140               -
                                                                                    --------         -------

                              STOCKHOLDERS' EQUITY

Common Stock:
    Common stock, $.15 par value; 6,666,666 shares
     authorized; 3,243,140 and 2,144,865 shares issued
     at September 30, 1998 and December 31, 1997, respectively...............            486             322
    Class B common stock, $.15 par value; 4,000,000 shares
     authorized; 2,500,000 shares issued and outstanding.....................            375             375
Capital surplus..............................................................         60,165          47,329
Retained earnings since elimination of accumulated deficit
    of $259,117, effective December 31, 1994.................................          4,724           1,083
Common treasury stock, at cost; 631,167 shares and 386,458
    shares at September 30, 1998 and December 31, 1997,
    respectively.............................................................         (9,718)         (4,350)
Accumulated other comprehensive income.......................................            753             332
                                                                                   ---------         -------
       Total stockholders' equity............................................         56,785          45,091
                                                                                   ---------         -------
       Total liabilities and stockholders' equity............................      $ 722,199         643,664
                                                                                   =========         =======



See accompanying notes to consolidated financial statements.

                            FIRST BANKS AMERICA, INC.
                  Consolidated Statements of Income (unaudited)
             (dollars expressed in thousands, except per share data)

                                                                                   Three months ended       Nine months ended
                                                                                      September 30,           September 30,
                                                                                      -------------           -------------
                                                                                   1998         1997        1998       1997
                                                                                   ----         ----        ----       ----
Interest income:
   Interest and fees on loans................................................    $ 11,923       8,751       33,493     24,085
   Investment securities.....................................................       2,012       1,899        6,167      5,698
   Federal funds sold and other..............................................         307         317          979      1,004
                                                                                 --------      ------       -- ---     ------
       Total interest income.................................................      14,242      10,967       40,639     30,787
                                                                                 --------      ------       ------     ------
Interest expense:
   Deposits:
     Interest-bearing demand.................................................         311         349          994      1,050
     Savings.................................................................       1,638         894        4,587      2,447
     Time deposits of $100 or more...........................................         717         541        2,278      1,581
     Other time deposits.....................................................       2,762       2,372        8,437      6,958
   Promissory note payable and other borrowings..............................         319         636        1,385      1,824
                                                                                 --------      ------       ------     ------
       Total interest expense................................................       5,747       4,792       17,681     13,860
                                                                                 --------      ------       ------     ------
       Net interest income...................................................       8,495       6,175       22,958     16,927
Provision for possible loan losses...........................................         225         465          725      1,750
                                                                                 --------     -------       ------     ------
       Net interest income after provision for possible loan losses..........       8,270       5,710       22,233     15,177
                                                                                 --------     -------       ------     ------
Noninterest income:
   Service charges on deposit accounts and customer service fees.............         771         526        2,114      1,675
   Gain on sales of securities, net..........................................         240           -          341          -
   Other income..............................................................         296         129          881        873
                                                                                 --------     -------       ------     ------
       Total noninterest income..............................................       1,307         655        3,336      2,548
                                                                                 --------     -------       -----      ------
Noninterest expense:
   Salaries and employee benefits............................................       2,076       1,446        6,367      4,565
   Occupancy, net of rental income...........................................         551         442        1,617      1,537
   Furniture and equipment...................................................         424         269        1,251        825
   Postage, printing and supplies............................................         201          91          607        363
   Data processing...........................................................         520         233        1,426        800
   Legal, examination and professional fees..................................       1,122         573        3,191      1,734
   Communications............................................................         157         181          584        473
   (Gain) loss on sale of other real estate, net of expenses.................         (89)          6           (2)      (213)
   Guaranteed preferred debenture expense....................................         765           -          765          -
   Other.....................................................................       1,205         975        3,524      2,733
                                                                                 --------      ------       ------     ------
       Total noninterest expense.............................................       6,932       4,216       19,330     12,817
                                                                                 --------      ------       ------     ------
       Income before provision for income taxes and minority interest
          in income of subsidiary............................................       2,645       2,149        6,239      4,908
Provision for income taxes...................................................       1,125       1,023        2,598      2,093
                                                                                 --------      ------       ------     ------
       Income before minority interest in income of subsidiary...............       1,520       1,126        3,641      2,815
Minority interest in income of subsidiary....................................           -          83            -        303
                                                                                 --------      ------       ------     ------
       Net income............................................................    $  1,520       1,043        3,641      2,512
                                                                                 ========      ======       ======     ======
Earnings per common share:
       Basic.................................................................    $   0.30         .26         0.72        .62
       Diluted...............................................................        0.29         .26         0.71        .61
                                                                                 ========      ======       ======     ======
Weighted average shares of common stock outstanding (in thousands)...........       5,151       4,039        5,090      4,059
                                                                                 ========      ======       ======     ======


See accompanying notes to consolidated financial statements.


                            FIRST BANKS AMERICA, INC.
     Consolidated Statements of Changes in Stockholders' Equity (unaudited)
 Nine months ended September 30, 1998 and 1997, and three months ended December 31, 1997
             (dollars expressed in thousands, except per share data)

                                                                                                       Accu-
                                                                                                      mulated
                                                                                                       other   Total
                                                           Class B        Compre- Retained   Common   compre-  stock-
                                                   Common  common Capital hensive earnings  treasury  hensive  holders'
                                                   stock   stock  surplus income  (deficit)   stock   income   equity
                                                    -----   -----  --------------  ---------   -----   ------   ------


Consolidated balances, January 1, 1997...........  $   282    375   42,862       - (2,450)   (2,838)    (36)    38,195
Nine months ended September 30, 1997:
   Comprehensive income:
     Net income..................................        -      -        - $ 2,512  2,512         -       -      2,512
     Other comprehensive income, net of tax (1) -
       Unrealized gains on securities, net of
         reclassification adjustment (2).........        -      -              271      -         -     271        271
                                                                           -------
     Comprehensive income........................                          $ 2,783
                                                                           =======
   Exercise of stock options.....................        -      -        9              -         -       -          9
   Compensation paid in common stock.............        -      -       13              -         -       -         13
   Repurchases of common stock...................        -      -        -              -      (979)      -       (979)
   Redemption of stock options...................        -      -     (290)             -         -       -       (290)
                                                       ---    ---     ----          -----    ------     ---    -------
Consolidated balances, September 30, 1997........      282    375   42,594             62    (3,817)    235     39,731
Three months ended December 31, 1997:
   Comprehensive income:
     Net income..................................        -      -        - $ 1,021  1,021         -       -      1,021
     Other comprehensive income, net of tax (1) -
       Unrealized gains on securities net of
         reclassification adjustment (2).........        -      -        -      97      -         -      97         97
                                     --                                    -------
     Comprehensive income........................                          $ 1,118
   Issuance of common stock for purchase
     accounting acquisition......................       40      -    4,723              -         -       -      4,763
   Exercise of stock options.....................        -      -        6              -         -       -          6
   Repurchases of common stock...................        -      -        -              -      (533)      -       (533)
   Pre-merger transactions of FCB................        -      -        6              -         -       -          6
                                                     -----    ---   ------          -----    ------     ---     ------
Consolidated balances, December 31, 1997.........      322    375   47,329          1,083    (4,350)    332     45,091
Nine months ended September 30, 1998:
   Comprehensive income:
     Net income..................................        -      -        - $ 3,641  3,641         -       -      3,641
     Other comprehensive income, net of tax (1) -
       Unrealized gains on securities, net
         of reclassification adjustment (2)......        -      -        -     421      -         -     421        421
                                        --                                 -------
     Comprehensive income........................                          $ 4,062
                                                                           =======
   Issuance of common stock for acquisition
     of entity under common control..............       43      -    2,965              -         -       -      3,008
   Exercise of stock options.....................        -      -       13              -         -       -         13
   Compensation paid in stock....................        -      -       27              -         -       -         27
   Redemption of stock options...................        -      -      (48)             -         -       -        (48)
   Conversion of promissory note payable.........      121      -    9,879              -         -       -     10,000
   Repurchases of common stock...................        -      -        -              -     (5,368)     -     (5,368)
                                                     -----    ---   ------          -----     ------    ---     ------
Consolidated balances, September 30, 1998........    $ 486    375   60,165          4,724     (9,718)   753     56,785
                                 === =====           =====    ===   ======          =====     ======    ===     ======
_________
(1)  Components of other comprehensive income are shown net of tax.
(2)  Disclosure of reclassification adjustment:
                                                                                 Nine months          Three months
                                                                             ended September 30,          ended
                                                                                1998    1997        December 31, 1997

   Unrealized gains arising during the period................................   $199      271               21
   Less: reclassification adjustment for gains included in net income........    222        -               76
                                                                                ----      ---               --
   Unrealized gains on securities............................................   $421      271               97
                                                                                ====      ===               ==

See accompanying notes to consolidated financial statements.

                            FIRST BANKS AMERICA, INC.
                Consolidated Statements of Cash Flows (unaudited)
                        (dollars expressed in thousands)


                                                                                             Nine months ended
                                                                                               September 30,
                                                                                            1998          1997
                                                                                            ----          ----

Cash flows from operating activities:
   Net income.........................................................................  $   3,641         2,512
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, amortization and accretion, net....................................      1,326           593
     Provision for possible loan losses...............................................        725         1,750
     Decrease in accrued interest receivable..........................................        709           (79)
     Interest accrued on liabilities..................................................     17,681        13,860
     Payments of interest on liabilities..............................................    (18,787)      (12,351)
     Provision for income taxes.......................................................      2,598         2,093
     Payments of income taxes.........................................................       (226)         (888)
     Gain on sales of securities, net..................................................      (341)            -
     Other operating activities, net..................................................        466        (1,962)
                                                                                         --------       -------
       Net cash provided by operating activities......................................      7,281         5,528
                                                                                         --------       -------
Cash flows from investing activities:
   Cash received from acquired entities, net of cash paid.............................      3,241             -
   Sales of investment securities.....................................................     23,306             -
   Maturities of investment securities................................................     51,968        69,181
   Purchases of investment securities.................................................    (56,373)      (76,245)
   Net increase in loans..............................................................    (33,433)      (20,915)
   Recoveries of loans previously charged off.........................................      1,930         1,653
   Purchases of bank premises and equipment...........................................     (1,576)         (341)
   Other investing activities, net....................................................    (13,289)          833
                                                                                         --------       -------
       Net cash provided by (used in) investing activities............................    (23,715)      (25,834)
                                                                                         --------       -------
Cash flows from financing activities:
   Increase (decrease) in deposits....................................................      4,406        17,278
   Increase (decrease) in borrowed funds..............................................     (2,903)        6,904
   Repurchases of common stock for treasury...........................................     (5,368)         (979)
   Proceeds from issuance of guaranteed
     preferred subordinated debenture.................................................     44,124             -
   Other financing activities, net ...................................................         (8)         (276)
                                                                                         --------       -------
       Net cash provided by (used in) financing activities............................     40,251        22,927
                                                                                         --------       -------
       Net increase (decrease) in cash and cash equivalents...........................     23,817         2,621
Cash and cash equivalents, beginning of period........................................     35,162        42,874
                                                                                         --------       -------
Cash and cash equivalents, end of period..............................................   $ 58,979        45,495
                                                                                          =======       =======

Noncash investing and financing activities:
   Issuance of common stock in purchase accounting acquisition........................  $   3,008             -
   Conversion of promissory note payable to common stock..............................     10,000             -
                                                                                        =========       =======



See accompanying notes to consolidated financial statements.

                            FIRST BANKS AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   (1)   Basis of Presentation

         The accompanying consolidated financial statements of First Banks America, Inc. and subsidiaries (FBA or the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 1997 annual report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

         In connection with FBA's acquisition of First Commercial Bancorp,  Inc.
(FCB) and its wholly owned subsidiary, First Commercial Bank (First Commercial), as of February 2, 1998, FBA's financial information for the periods prior to the acquisition has been restated to include the 61.48% ownership interest of First Banks, Inc. (First Banks), FBA's majority shareholder, in FCB consistent with the accounting treatment applicable to entities under common control. The remaining interest in FCB acquired by FBA, or 38.52%, is reflected in the consolidated financial statements as minority interest for the periods prior to the acquisition. First Banks owned 73.7% of FBA as of September 30, 1998.

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

   (2)   Transactions with Related Party

         FBA purchases certain services and supplies from or through its majority shareholder, First Banks. FBA's financial position and operating results could significantly differ from those that would be obtained if FBA's relationship with First Banks did not exist. Fees payable to First Banks, as discussed in the following paragraphs, generally increase as FBA expands through acquisitions and internal growth, reflecting the higher levels of service required to operate the Subsidiary Banks.

         First Banks provides management services to FBA and the Subsidiary Banks. Management services are provided under a management fee agreement whereby FBA compensates First Banks on an hourly basis for its use of personnel for various functions including internal auditing, loan review, income tax preparation and assistance, accounting, asset/liability management and investment services, loan servicing and other management and administrative services. Fees paid under this agreement were $528,000 and $1.5 million for the three and nine months ended September 30, 1998, compared to $388,000 and $1.1 million for the three and nine months ended September 30, 1997, respectively.

         Because of its affiliation through First Banks and the geographic proximity of certain of their banking offices, FB California and First Bank & Trust (FB&T), a wholly owned subsidiary of First Banks, share the cost of certain personnel and services used by the banks. This includes the salaries and benefits of certain loan and administrative personnel. The allocation of the shared costs are charged and/or credited among the banks under the terms of a cost sharing agreement. Expenses associated with loan origination personnel are allocated based on the relative loan volume between the banks. Costs of most other personnel are allocated on an hourly basis. Because this involves distributing essentially fixed costs over a larger asset base, it allows each bank to receive the benefit of personnel and services at a reduced cost. Fees paid under the cost sharing agreement were $288,000 and $811,000 for the three and nine month periods ended September 30, 1998, and $183,000 and $515,000 for the same periods in 1997, respectively.

         First Services L.P., a limited partnership indirectly owned by First Banks' Chairman and his children through its General Partners and Limited Partners, provides data processing and various related services to FBA under the terms of data processing agreements. Fees paid under these agreements were $515,000 and $1.3 million for the three and nine months ended September 30, 1998, compared to $230,000 and $461,000 for the same periods in 1997, respectively.

         The Subsidiary Banks had $84.8 million and $66.9 million in whole loans and loan participations outstanding at September 30, 1998 and December 31, 1997, respectively, that were purchased from banks affiliated with First Banks. In addition, the Subsidiary Banks had sold $141.8 million and $54.7 million in whole loans and loan participations to affiliates of First Banks at September 30, 1998 and December 31, 1997, respectively. These loans and loan participations were acquired and sold at interest rates and terms prevailing at the dates of their purchase or sale and under standards and policies followed by the Subsidiary Banks.

         FBA borrowed $14.9 million from First Banks at December 31, 1997 under a $20.0 million promissory note payable. The borrowings under the note bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. The interest expense was $53,000 and $302,000 for the three months ended September 30, 1998 and 1997, respectively, and $599,000 and $874,000 for the nine months ended September 30, 1998 and 1997, respectively. Future borrowings under the promissory note payable are available with any principal and accrued interest due and payable on October 31, 2001. The accrued and unpaid interest under the note was $1.4 million at December 31, 1997. As more fully discussed in Note 4, on February 2, 1998, FBA exchanged 804,000 shares of its common stock for $10.0 million outstanding under the promissory note payable. In addition, during July 1998, the remaining balance of $11.3 million under the $20.0 million promissory note payable was repaid from the proceeds of the sale of 8.50% Cumulative Trust Preferred Securities (Preferred Securities). See Note 5 for further discussion of the Preferred Securities.

         In connection with FBA's acquisition of FCB, FBA issued convertible debentures to First Banks of $6.5 million. These debentures replaced similar FCB debentures previously owned by First Banks. The related interest for these debentures was $604,000 and $647,000 for the nine months ended September 30, 1998 and 1997, respectively. FBA is not required to pay interest on the debentures prior to maturity. At maturity in 2000, principal and accrued interest are payable in FBA common stock (at a conversion rate of $14.06 per share), unless FBA elects to pay cash and First Banks does not exercise its right to convert principal and interest into FBA common stock. The accrued interest payable for these debentures was $2.2 million and $1.6 million at September 30, 1998 and December 31, 1997, respectively.

(3)      Regulatory Capital

         FBA and the Subsidiary Banks are subject to various regulatory capital requirements administered by federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on FBA and the Subsidiary Banks' financial statements. Under capital adequacy guidelines and the regulatory framework for Prompt Corrective Action, the Subsidiary Banks must meet specific capital guidelines that involve quantitative measures of the Subsidiary Banks' assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Subsidiary Banks' capital amounts and regulatory classification are also subject to qualitative judgments by the regulators about components, risk weighting and other factors which may affect possible regulatory actions.

         Quantitative measures established by regulations to ensure capital adequacy require the Subsidiary Banks to maintain certain minimum capital ratios. The Subsidiary Banks are required to maintain a minimum risk-based capital to risk-weighted assets ratio of 8.00%, with at least 4.00% being "Tier 1" capital (as defined in the regulations). In addition, a minimum leverage ratio (Tier 1 capital to average assets) of 3.00% plus an additional cushion of 100 to 200 basis points is expected. In order to be considered well capitalized under Prompt Corrective Action provisions, a bank is required to maintain a risk weighted asset ratio of at least 10%, a Tier 1 to risk weighted assets ratio of at least 6%, and a leverage ratio of at least 5%. As of December 31, 1997, the date of the most recent notification from FBA's primary regulator, each of the Subsidiary Banks was categorized as well capitalized under the regulatory framework for Prompt Corrective Action.

         At September 30, 1998 and December 31, 1997, FBA's and the Subsidiary Banks' capital ratios were as follows:

                                                         Risk-based capital ratios
                                                         -------------------------
                                                          Total           Tier 1            Leverage Ratio
                                                          -----           ------            --------------
                                                     1998     1997     1998     1997        1998        1997
                                                     ----     ----     ----     ----        ----        ----

      FBA..........................................  16.03%    6.88%   10.13%    5.62%       8.64%       4.96%
      BankTEXAS....................................  12.33    12.26    11.07    11.00        9.15        8.90
      FB California................................  10.93    13.03     9.67    11.77        8.47       13.80

(4)      Acquisitions

         As previously announced, FBA and Redwood Bancorp executed an agreement on September 3, 1998 providing for the acquisition of Redwood Bancorp, and its wholly-owned subsidiary, Redwood Bank, for cash consideration of $26.0 million. Redwood Bank is headquartered in San Francisco, California and operates four banking locations in the San Francisco Bay area. Redwood Bank had $168.5 million in total assets, $126.4 million in loans, net of unearned discount, and $148.6 million in deposits at September 30, 1998. FBA anticipates that the transaction, which is subject to regulatory approval, will be completed on or about December 31, 1998.

         On February 2, 1998, FBA completed its acquisition of FCB and its wholly owned subsidiary, First Commercial. In the transaction, the FCB shareholders received .8888 shares of FBA common stock for each share of FCB common stock. Cash was paid in lieu of issuing fractional shares. In total, FCB shareholders received approximately 752,000 shares of FBA common stock in the transaction, including 462,176 shares received by First Banks in exchange for its 61.48% ownership interest in FCB. The transaction also provided for First Banks to receive 804,000 shares of FBA common stock in exchange for $10.0 million of FBA's promissory note payable to First Banks, and for the exchange of FCB convertible debentures of $6.5 million, which were owned by First Banks, for comparable debentures of FBA. The Agreement was negotiated and approved by special committees of the Boards of Directors of FCB and FBA. These special committees were comprised solely of independent directors of the two respective Boards of Directors.

         First Commercial had six banking offices located in Sacramento, Roseville (2), San Francisco, Concord and Campbell, California. At February 2, 1998, FCB had total assets of $192.5 million, investment securities of $64.4 million, loans, net of unearned discount of $118.9 million and deposits of $173.1 million. The transaction was accounted for as a business combination of entities under common control. Accordingly, FBA assumed First Banks' 61.48% interest in FCB at its historical cost basis. The remaining 38.52%, or minority interest, owned by unaffiliated parties was recorded at fair value. The excess of the cost over the fair value of the minority interest's share in the fair value of the net assets acquired was $1.6 million and is being amortized over 15 years. First Commercial was merged into FB California.

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

(5)      Cumulative Trust Preferred Securities of First America Capital Trust

         During July 1998, First America Capital Trust (First Capital), a newly-formed Delaware business trust subsidiary of FBA, issued 1.84 million shares of Preferred Securities at $25.00 per share in an underwritten public offering. FBA made certain guarantees and commitments relating to the Preferred Securities. FBA's proceeds from the issuance of the Preferred Securities, net of underwriting fees and offering expenses, were approximately $44.0 million. Distributions payable on the Preferred Securities are payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year commencing on September 30, 1998. Distributions payable on the Preferred
Securities were $765,000 for the three months ended September 30, 1998 and are recorded as noninterest expense in the accompanying consolidated financial statements.

         Proceeds from the offering were used to repay outstanding indebtedness to First Banks under the terms of the $20.0 million promissory note payable, support possible repurchases of common stock from time to time and for general corporate purposes. The remaining proceeds have been temporarily invested in interest-bearing deposits and will be used to fund the pending acquisition of Redwood Bancorp.

            Item 2: Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

         The discussion herein contains certain forward looking statements regarding the financial condition, results of operations and business of the Company. These forward looking statements are subject to risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include general market conditions, conditions affecting the banking industry generally and factors having a specific impact on the Company, including but not limited to, fluctuations in interest rates and in the economy; the impact of laws and regulations applicable to the Company and changes therein; competitive conditions in the markets in which the Company and the Subsidiary Banks conduct their operations; and the ability of the Company to respond to changes in technology, including the Year 2000 problem. Additional factors potentially affecting the Company's results were identified in the Annual Report on Form 10-K filed with the Securities and Exchange Commission. Readers should not place undue reliance on any forward looking statements contained herein.


                                     General

         FBA is a registered bank holding company, incorporated in Delaware and headquartered in Clayton, Missouri. At September 30, 1998, FBA had approximately $722.2 million in total assets; $491.4 million in total loans, net of unearned discount; $596.1 million in total deposits; and $56.8 million in total stockholders' equity. FBA operates through its Subsidiary Banks.

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

         The following table lists the Subsidiary Banks at September 30, 1998:

                                                            Loans, net of
                                   Number of       Total       unearned          Total
                                   locations      assets       discount        deposits
                                   ---------      ------       --------        --------
                                              (dollars expressed in thousands)

  FB California..................      11      $  402,353         297,889        354,272
  BankTEXAS......................       6         286,378         193,507        244,232


                               Financial Condition

         FBA's total assets were $722.2 million and $643.7 million at September 30, 1998 and December 31, 1997, respectively, after the restatement for the acquisition of FCB, as previously discussed in Notes 1 and 4 to the consolidated financial statements. The increase in adjusted total assets from December 31, 1997 is primarily attributable to FBA's acquisition of Pacific Bay, which provided total assets of $38.3 million, internal loan growth of $30.2 million and the issuance of the Preferred Securities, of which $26.1 million remains invested in short-term interest-bearing deposits. Offsetting this increase and providing an additional source of funds for the loan growth was a reduction in investment securities of $17.6 million to $130.6 million at September 30, 1998 from $148.2 million at December 31, 1997.

         During the nine months ended September 30, 1998, FBA purchased $5.4 million of its common stock for treasury. FBA utilized available cash to fund its repurchase of common stock. As announced by FBA on April 29, 1998, the Board of Directors authorized the purchase of an additional 5% of its common stock for treasury. FBA has purchased an aggregate total of 631,167 common shares for treasury as of September 30, 1998.

                              Results of Operations

Net Income

         Net income was $1.5 million, or $0.29 per share on a diluted basis, for the three months ended September 30, 1998, compared to $1.0 million, or $0.26 per share on a diluted basis, for the same period in 1997. For the nine months ended September 30, 1998 and 1997, net income was $3.6 million, or $0.71 per share on a diluted basis, and $2.5 million, or $0.61 per share on a diluted basis, respectively. The earnings progress was driven by increased interest income generated by loan growth in FB California and BankTEXAS. The loan growth was funded through a reduction in lower yielding investment securities and deposit growth in lower cost demand and savings type deposits. Noninterest expense for the third quarter, excluding the cost of the Preferred Security offering, declined from the second quarter by $173,000, reflecting FBA's progress in assimilating the acquisitions of FCB, Surety Bank and Pacific Bay.

         Offsetting the increase in net income for the nine months ended September 30, 1998 are the additional costs associated with Surety Bank's and Pacific Bay's data processing and back-office conversions to FBA's systems and procedures completed during February and May of 1998, respectively. Surety Bank, Vallejo, California, and Pacific Bay, San Pablo, California, were acquired in December 1997 and February 1998, respectively. In addition, the results for the nine months ended September 30, 1998 include a net charge of $225,000 or $0.04 per share on a diluted basis, in settlement of certain litigation.

Net Interest Income

         Net interest income was $8.5 million, or 5.33% of average interest-earning assets, for the three months ended September 30, 1998, compared to $6.2 million, or 4.91% of average interest-earning assets, for the same period in 1997. For the nine months ended September 30, 1998 and 1997, net interest income was $23.0 million, or 4.98% of average interest-earning assets, compared to $16.9 million, or 4.64% of average interest-earning assets, respectively. The improved net interest income is primarily attributable to the net interest-earning assets provided by the acquisitions of Surety Bank and Pacific Bay, the improved yield on the loan portfolio, resulting from BankTEXAS' repositioned loan portfolio and internal loan growth, and the effect of the repayment of advances under the promissory note payable.

         The following table sets forth certain information relating to FBA's average balance sheets, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three and nine month periods ended September 30:


                                          Three months ended September 30,                Nine months ended September  30,
                                    --------------------------------------------- -----------------------------------------------
                                              1998                    1997                  1998                   1997
                                    ---------------------  ----------------------- -----------------------  ---------------------
                                            Interest               Interest                Interest              Interest
                                    Average income/ Yield/ Average  income/ Yield/ Average  Income/ Yield/ Average Income/ Yield/
                                    balance expense rate   balance  expens  rate   balance  expense  rate   balance expense rate
                                                                       (dollars expressed in thousands)
             Assets
             ------

Interest-earning assets:
   Loans.........................  $478,150  11,923 9.89% $352,234   8,751  9.86% $457,957   33,493  9.78%  $337,006 24,085 9.56%
   Investment securities.........   130,909   2,012 6.10   123,525   1,899  6.10   135,013    6,167  6.11    125,419  5,698 6.07
   Federal funds sold and other..    22,841     307 5.33    23,075     317  5.45    23,487      979  5.57     25,019  1,004 5.37
                                     ------   -----       --------  ------  ----   -------   ------  ----   --------  ----- ----
     Total interest-earning assets  631,900  14,242 8.94   498,834  10,967  8.72   616,457   40,639  8.81    487,444 30,787 8.44
                                             ------                 ------                   ------                  ------
Nonearning assets................    73,325                 39,127                  67,286                    41,489
                                   --------               --------                --------                  --------
     Total assets................  $705,225               $537,961                $683,743                  $528,933

Liabilities and Stockholders' Equity
------------------------------------

Interest-bearing liabilities:
   Interest-bearing demand deposits $ 75,197  311   1.64%  $ 65,667     349 2.11% $ 74,293     994  1.79%  $ 66,534   1,050 2.11%
   Savings deposits..............    164,954   1,638 3.94   104,529     894 3.39   156,717   4,587  3.91    100,263   2,447 3.26
   Time deposits of $100 or more.     51,669     717 5.51    38,469     541 5.58    52,367   2,278  5.82     38,542   1,581 5.48
   Other time deposits...........    201,094   2,762 5.45   169,346   2,372 5.56   206,073   8,437  5.47    169,746   6,958 5.48
                                     -------   -----       --------   -----       --------   -----         --------  ------
     Total interest-bearing deposits 492,914   5,428 4.37   378,011   4,156 4.36   489,450  16,296  4.45    375,085  12,036 4.29
   Notes payable and other.......     17,821     319 7.10    28,103     636 8.98    23,527   1,385  7.87     26,521   1,824 9.20
     Total interest-bearing
        liabilities..............    510,735   5,747 4.46   406,114   4,792 4.68   512,977  17,681  4.61    401,606  13,860 4.61
                                               -----                  -----                 ------                   ------
Noninterest-bearing liabilities:
   Demand deposits...............     95,079                 79,605                 94,196                   76,050
   Other liabilities.............     42,847                 12,839                 20,661                   12,620
                                    --------               --------               --------                 --------
     Total liabilities...........    648,661                498,558                627,834                  490,276
Stockholders' equity.............     56,564                 39,403                 55,909                   38,657
                                    --------               --------               --------                 --------
     Total liabilities and
        stockholders' equity.....   $705,225               $537,961               $683,743                $528,933
                                    ========               ========               ========                ========

Net interest income..............             8,495                  6,175                  22,958                 16,927
                                              =====                  =====                  ======                 ======
Net interest margin..............                   5.33%                  4.91%                    4.98%                  4.64%
                                                    ====                   ====                     ====                   ====

Provision for Possible Loan Losses

         The provision for possible loan losses was $225,000 and $725,000 for the three and nine month periods ended September 30, 1998, compared to $465,000 and $1.8 million for the same periods in 1997. The decrease in the provision for possible loan losses for the three and nine months ended September 30, 1998, compared to the same periods in 1997, is primarily attributable to the improved loan loss experience, to management's review and evaluation of the credit quality of the loans in the portfolio and to the assessment of the adequacy of the allowance for possible loan losses. For further discussion of asset quality, see "--Lending and Credit Management" for summaries of nonperforming loans and loan loss experience.

         Net loan recoveries were $379,000 for the three month period ended September 30, 1998, compared to net loan charge-offs of $64,000 for the same period in 1997. Net loan charge-offs were $568,000 and $982,000 for the nine month periods ended September 30, 1998 and 1997, respectively. The net loan charge-offs for the nine month period ended September 30, 1998 is primarily attributable to the loans obtained through the acquisition of Pacific Bay. The acquired allowance for possible loan losses totaled $885,000 at the acquisition date.

Noninterest Income

         Noninterest income was $1.3 million and $3.3 million for the three and nine month periods ended September 30, 1998, compared to $655,000 and $2.5 million for the same periods in 1997, respectively. Noninterest income consists primarily of service charges on deposit accounts and customer service fees.

         Service charges on deposit accounts and customer service fees increased to $771,000 and $2.1 million for the three and nine month periods ended September 30, 1998, from $526,000 and $1.7 million for the same periods in 1997, respectively. This increase is primarily attributable to the acquisitions of Surety Bank and Pacific Bay, and the increase of commercial banking services utilized by FBA's corporate customers.

         Noninterest income also includes a $240,000 net gain on sales of securities for the three months ended September 30, 1998. The gain resulted from the sales of certain available-for-sale securities to provide funds for FBA's loan growth.


Noninterest Expense

         Noninterest expense was $6.9 million and $19.3 million for the three and nine month periods ended September 30, 1998, compared to $4.2 million and $12.8 million for the same periods in 1997. The increase is primarily attributable to the noninterest expense of Surety Bank and Pacific Bay, acquired by FBA in December 1997 and February 1998, respectively, and the additional costs associated with Surety Bank's and Pacific Bay's data processing and back-office conversions to FBA's systems and procedures. In addition, FBA's continuing expansion of its corporate lending and retail banking business development staff, along with the necessary operational support, has contributed to the overall increase in noninterest expense.

         Contrary to the overall increase in noninterest expense resulting from the aforementioned acquisitions was occupancy, net of rental income, which remained relatively constant at $551,000 and $1.6 million for the three and nine months ended September 30, 1998, compared to $442,000 and $1.5 million for the same periods in 1997, respectively. This is the result of increased sub-leasing of excess space within FBA's banking premises, relocation of certain California branches and the related reductions in expenses attributable to centralization of recently acquired entities' functions into FBA's systems.

         Noninterest expense also includes $765,000 of guaranteed preferred debenture expense for the three and nine month periods ended September 30, 1998. As more fully discussed in Note 5 of the consolidated financial statements, FBA issued Preferred Securities during July 1998.

         Other noninterest expense for the nine months ended September 30, 1998 includes a $350,000 charge in settlement of certain litigation.


                          Lending and Credit Management

         Interest earned on the loan portfolio is the primary source of income of FBA. Total loans, net of unearned discount, represented 68.0% and 67.0% of total assets as of September 30, 1998 and December 31, 1997, respectively. Total loans, net of unearned discount, were $491.4 million and $431.5 million at September 30, 1998 and December 31, 1997, respectively. The increase in loans, as summarized on the consolidated balance sheets is attributable to the acquisition of Pacific Bay and to the expansion of the corporate lending function of FBA. The expansion has generated growth in the commercial and financial and commercial real estate mortgage loan portfolios. Offsetting the growth in corporate lending is the decrease in the consumer indirect automobile loan portfolio. Along with the growth in corporate lending and FBA's prescribed credit exposure guidelines for extending credit to an individual borrower, loan participations sold to and purchased from banks affiliated with First Banks have increased to $141.8 million from $54.7 million and to $84.8 from $66.9 million at September 30, 1998 and December 31, 1997, respectively. See Note 2 to the consolidated financial statements for a further discussion of transactions with First Banks.

         FBA's nonperforming loans consist of loans on nonaccrual status and loans on which the original terms have been restructured. The following is a summary of nonperforming assets and past due loans at the dates indicated:


                                                                            September 30,    December 31,
                                                                               1998              1997
                                                                               ----              ----
                                                                          (dollars expressed in thousands)
   Nonperforming assets:
     Nonperforming loans...............................................    $     6,877              2,846
     Other real estate.................................................            270                601
                                                                           -----------            -------
        Total nonperforming assets.....................................    $     7,147              3,447
                                                                           ===========            =======
   Loans past due and still accruing:
     Over 30 days to 90 days...........................................    $    13,498              7,866
     Over 90 days......................................................            428              1,158
                                                                           -----------            -------
        Total past due loans...........................................    $    13,926              9,024
                                                                           ===========            =======

   Loans, net of unearned discount.....................................    $   491,396            431,455
                                                                           ===========            =======

   Asset quality ratios:
     Allowance for possible loan losses to loans.......................           2.53%              2.64%
     Nonperforming loans to loans .....................................           1.40               0.66
     Allowance for possible loan losses to
        nonperforming loans ...........................................         181.02             400.81
     Nonperforming assets to loans and other real estate...............           1.45               0.80
                                                                           ===========            =======

         Nonperforming loans, consisting of loans on nonaccrual status and restructured loans, were $6.9 million at September 30, 199 in comparison to $2.8 million at December 31, 1997, respectively. The increase is primarily attributable to the loans obtained through the acquisition of Pacific Bay. The acquired allowance for possible loan losses totaled $885,000 at the acquisition date.

         Impaired loans, consisting of loans on nonaccrual status and certain indirect consumer and installment loans 60 days or more past due, were $7.6 million and $3.3 million at September 30, 1998 and December 31, 1997, respectively.

         The allowance for possible loan losses is monitored on a monthly basis. Each month, credit administration provides FBA's management with detailed lists of loans on the watch list and summaries of the entire loan portfolio of each Subsidiary Bank by risk rating. These are coupled with analyses of changes in the risk profiles of the portfolios, changes in past due and nonperforming loans and changes in watch list and classified loans over time. In this manner, the overall increases or decreases in the levels of risk in the portfolios are monitored continually. Factors are applied to the loan portfolios for each category of loan risk to determine acceptable levels of allowance for possible loan losses. These factors are derived primarily from the actual loss experience of the Subsidiary Banks and from published national surveys of norms in the industry. The calculated allowances required for the portfolios are then compared to the actual allowance balances to determine the provisions necessary to maintain the allowances at appropriate levels. In addition, management exercises judgment in its analysis of determining the overall level of the allowance for possible loan losses. In its analysis, management considers the change in the portfolio, including growth and composition, and the economic conditions of the regions in which FBA operates.

         Based on this quantitative and qualitative analysis, the allowance for possible loan losses is adjusted. Such adjustments are reflected in the consolidated statements of income.

        The following is a summary of loan loss experience:

                                                                            Three months ended      Nine months ended
                                                                               September 30,          September 30,
                                                                               -------------          -------------
                                                                            1998         1997      1998         1997
                                                                            ----         ----      ----         ----
                                                                                (dollars expressed in thousands)

Allowance for possible loan losses, beginning of period................  $   11,845     11,111      11,407     10,744
   Acquired allowances for possible loan losses........................           -          -         885          -
                                                                         ----------     ------      -- ---     ------
                                                                             11,845     11,111      12,292     10,744
                                                                         ----------     ------      ------     ------
   Loans charged-off...................................................        (488)      (587)     (2,498)    (2,635)
   Recoveries of loans previously charged-off..........................         867        523       1,930      1,653
                                                                         ----------     ------      ------     ------
   Net loan recoveries (charge-offs)...................................         379        (64)       (568)      (982)
                                                                         ----------     ------      ------     ------
   Provision for possible loan losses..................................         225        465         725      1,750
                                                                         ----------     ------      ------     ------
Allowance for possible loan losses, end of period......................  $   12,449     11,512      12,449     11,512
                                                                         ==========     ======      ======     ======


                          Interest Rate Risk Management

         Derivative financial instruments held by FBA for purposes of managing interest rate risk are summarized as follows:

                                         September 30, 1998   December 31, 1997
                                         ------------------   -----------------
                                         Notional    Credit  Notional    Credit
                                          amount     amount   amount     amount
                                          ------     ------   ------     ------
                                            (dollars expressed in thousands)

  Interest rate swap agreements......... $ 65,000        -         -         -
  Interest rate cap agreement...........   10,000       28    10,000       222

         The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of FBA's credit exposure through its use of derivative financial instruments. The amounts and the other terms of the derivatives are determined by reference to the notional amounts and the other terms of the derivatives.

         FBA entered into $50.0 million and $15.0 million interest rate swap agreements (Swap Agreements) during the three months ended September 30, 1998 and June 30, 1998, respectively, to effectively shorten the repricing characteristics of certain interest-bearing liabilities to correspond more closely with its assets, with the objective of stabilizing net interest income over time. The Swap Agreements provide for FBA to receive a fixed rate of interest and pay an adjustable rate equivalent to the 90 day London Interbank offering rate (LIBOR). The terms of the Swap Agreements provide for FBA to pay quarterly and receive payment semi-annually. The net amount due to FBA under the Swap Agreements was $225,000 at September 30, 1998. The unrealized gain on the Swap Agreements was $1.4 million at September 30, 1998.

         FBA has a interest rate cap agreement outstanding to limit the interest expense associated with certain interest-bearing liabilities. At September 30, 1998 and December 31, 1997, the unamortized costs of these agreements were $158,000 and $242,000, respectively, and were included in other assets. The net amount due to FBA under these agreements was $5,000 at September 30, 1998.

                                    Liquidity

         The liquidity of FBA and the Subsidiary Banks is the ability to maintain a cash flow which is adequate to fund operations, service debt obligations and meet other commitments on a timely basis. The primary sources of funds for liquidity are derived from customer deposits, loan payments, maturities, sales of investments and operations. In addition, FBA and the Subsidiary Banks may avail themselves of more volatile sources of funds through issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank. The aggregate funds acquired from those sources were $62.9 million and $56.2 million at September 30, 1998 and December 31, 1997, respectively.

         At September 30, 1998, FBA's more volatile sources of funds mature as follows:

                                               (dollars expressed in thousands)

      Three months or less...................................  $ 25,258
      Over three months through six months...................    11,308
      Over six months through twelve months..................    19,147
      Over twelve months.....................................     7,182
                                                               --------
            Total............................................  $ 62,895

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

         As described in Note 2, data processing services are provided to FBA by First Services, L.P. under the terms of data processing agreements. To address the Year 2000 problem, FBA, working jointly with First Banks, has established a dedicated team to coordinate the overall Year 2000 Preparedness Program (Program) under the guidelines of the Comprehensive Year 2000 Plan (Plan) as approved by the Board of Directors. The Plan summarizes each major phase of the Program and the estimated costs to remediate and test systems in preparation for the Year 2000. The major phases of the Program are awareness, assessment, remediation, validation and implementation.

         The awareness phase included a company-wide campaign to communicate the Year 2000 problem and the potential ramifications to the organization. Concurrent with this phase, the Year 2000 Program Team (Team) began the assessment phase of the Program. The assessment phase included the inventorying of systems that may be impacted by the Year 2000 problem. The business use of each inventoried item was then analyzed and prioritized in varying degrees from critical to non-critical, based upon the perceived adverse effect on the financial condition of FBA in the event of a loss or interruption in the use of each system. The awareness and assessment phases of the Program were completed as scheduled.

         FBA's critical systems are purchased from industry-known vendors. Such systems are generally used in their standard configuration, that is, with minor modification. Focusing on these critical systems, FBA is closely reviewing and monitoring the Year 2000 progress as reported by each vendor and testing, when possible, on a system separate from the on-line production system. The review of non-critical in-house systems and external providers of data processing services, including critical and non-critical systems, has commenced and should be completed by June 30, 1999.

         For the critical systems that have been modified, the vendors provided remediation for such systems that were not otherwise reported as "Year 2000-ready." As the remediation phase was completed within the stated deadline, FBA did not invoke any remediation contingency efforts.

         With the remediation phase of the Program complete, the objective for the fourth quarter of 1998 is to complete the validation phase for critical in-house systems, including remediated systems provided by third party vendors. A system is deemed validated upon completion of an approved test plan, contingency plan and system testing of the Year 2000 compliant version without significant problems.

         FBA, along with First Banks, has accelerated one major project, its teller system replacement, since the existing system is not Year 2000 compliant. While planning for the replacement of the teller system has been underway for several years, the implementation was accelerated based on the potential Year 2000 impact. The reviewing and testing of the selected teller system is in process and should be completed by December 31, 1998. In addition, FBA has identified a back-up teller system, which is being subjected to a similar review, in the event the selected teller system does not meet FBA's requirements. The new teller system should be installed in selected bank test locations during the fourth quarter of 1998 with implementation in the remaining locations to be substantially completed by June 30, 1999. The estimated cost of the teller replacement is $1.4 million and is expected to be charged to expense over a 60 month period commencing in the third quarter of 1999. First Banks is also upgrading its local area network-based systems, networks and core processor, and is accelerating the purchase of certain item processing equipment, as the current equipment, which is fully depreciated, is not Year 2000 compliant. The estimated cost of these upgrades and the item processing equipment will be charged to FBA under the terms of certain data processing and management services agreements. See Note 2 to the consolidated financial statements for a further discussion of transactions with related parties.

         The final phase of the Program is the implementation of remediated and other systems into the operating environment of FBA and First Banks. The final phase of the Program is scheduled to be completed by June 30, 1999.

         Concurrent with the development and execution of the Plan is the evolution of FBA's Year 2000 Contingency Plan (Contingency Plan). The Contingency Plan is intended to be a living document changing and developing to reflect the results of the Program. The Contingency Plan includes the contingency procedures for common systems, coordinated by the Team, and departmental specific systems, coordinated by the appropriate departmental manager and the assigned Team member. The Contingency Plan addresses a variety of issues including critical systems, credit risk, liquidity, loan and deposit customers, facilities, supplies and computer hot-site location.

         FBA is also completing an assessment of Year 2000 risks relating to its lines of business separate from its dependence on data processing. The assessment includes a review of larger commercial loan and deposit customers to ascertain their overall preparedness regarding Year 2000 risks. The process requires lending and other banking officers to meet with their customers to review and assess their overall preparedness for Year 2000 risks. While the process of evaluating the potential adverse effects of Year 2000 risks on these customers is substantially complete, it is not possible to quantify the overall potential adverse effects to FBA resulting from these customers' failure to adequately prepare for the Year 2000. The failure of a commercial bank customer to prepare adequately for Year 2000 could have a significant adverse effect on such customer's operations and profitability, in turn inhibiting its ability to repay loans in accordance with their terms or requiring the use of its deposited funds. FBA is also reviewing and structuring certain funding sources to facilitate the Subsidiary Banks' liquidity requirements under varying cash flow assumptions.

         The Plan also provides for the identification and communication with significant non-data processing third party vendors regarding their preparedness for Year 2000 risks. The results of this process have revealed no significant business risks to FBA; however, additional investigation is scheduled for the fourth quarter of 1998 and the first quarter of 1999.

         The total cost of the Program is currently estimated at $2.3 million comprised of capital improvements of $1.4 million and direct expenses reimbursable to First Banks of $900,000. The capital improvements, as previously discussed, will be charged to expense in the form of depreciation expense or lease expense, generally over a period of 60 months. FBA incurred direct expenses related to the Program of approximately $60,000 during the third quarter of 1998. Similarly, FBA expects the Program to incur expenses of approximately $150,000 for the last quarter of 1998. In addition, FBA is estimating direct expenses of $690,000 for the duration of the Program. The total cost could vary significantly from those currently estimated for unforeseen circumstances which could develop in carrying out the Program.

         While FBA is making a substantial effort to become Year 2000 compliant, there is no assurance the failure to adequately address all issues relating to the Year 2000 problem would not have a material adverse effect on its financial condition or results of operations.

                       Effect of New Accounting Standards

         FBA adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130 - Reporting Comprehensive Income (SFAS 130) retroactively on January 1, 1998. SFAS 130 established standards for reporting and displaying income and its components (revenues, gains and losses) in a full set of general purpose financial statements. SFAS 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comparative financial statements provided for earlier periods have been restated to reflect the application of SFAS 130. The implementation of SFAS 130 did not have a material impact on FBA's consolidated financial statements.

         During 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131 - Disclosures about Segments of an Enterprise and Related Information (SFAS 131). SFAS 131 establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises report selected information about operating segments in interim financial reports issued to shareholders.
Additionally, SFAS 131 establishes standards for related disclosures about products and services, geographic areas, and major customers superseding SFAS No. 14 - Financial Reporting for Segments of a Business Enterprise. FBA is currently evaluating the requirements of SFAS 131 and believes expanded disclosure information will be required to be included in FBA's consolidated financial statements for fiscal years beginning after December 15, 1997.

         In June 1998, the FASB issued SFAS No. 133 - Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 is effective for fiscal years beginning after June 15, 1999. Earlier application of SFAS 133 is encouraged but should not be applied retroactively to financial statements of prior periods. FBA is currently evaluating the requirements and impact of SFAS 133.

                           PART II - OTHER INFORMATION

Item 6 -          Exhibits and Reports on Form 8-K

  (a) The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

                  Exhibit
                  Number        Description
                      11        Calculations of Earnings Per Share
                      27        Article 9 - Financial Data Schedule (EDGAR only)

  (b) A current report on Form 8-K was filed by FBA on September 21, 1998. Items 5 and 7 of the Report described the execution by FBA on September 3, 1998 of an Agreement and Plan of Reorganization for the acquisition of Redwood Bancorp by FBA. In addition, Items 5 and 7 of
         the  Report   included  the  press  release  dated  September  9, 1998
         announcing the execution of the Acquisition Agreement by and between FBA and Redwood Bancorp.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       FIRST BANKS AMERICA, INC.
                                            Registrant



Date:    November 10, 1998             By:    /s/James F. Dierberg
                                              ---------------------
                                                 James F. Dierberg
                                                 Chairman, President
                                                   and Chief Executive Officer



Date:    November 10, 1998             By:    /s/Allen H. Blake
                                              ------------------
                                                 Allen H. Blake
                                                 Vice President,
                                                   Chief Financial Officer
                                                   and Secretary
                                                   (Principal Financial Officer)

                                   Exhibit 11



         The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods indicated:

                                                                      Income        Shares    Per share
                                                                    (numerator)  (denominator)  amount
                                                                    -----------  -------------  ------
                                                         (dollars expressed in thousands, except per share data)

       Three months ended September 30, 1998:
           Basic EPS - income available to common stockholders....    $ 1,520        5,151      $  0.30
           Effect of dilutive securities - stock options..........          -            8
                                                                      -------        -----
           Diluted EPS - income available to common stockholders..    $ 1,520        5,159      $  0.29
                                                                      =======        =====      =======

       Three months ended September 30, 1997:
           Basic EPS - income available to common stockholders....    $ 1,043        4,039      $  0.26
           Effect of dilutive securities - stock options..........          -           15
                                                                      -------        -----
           Diluted EPS - income available to common stockholders..    $ 1,043        4,054      $  0.26
                                                                      =======        =====      =======



       Nine months ended September 30, 1998:
           Basic EPS - income available to common stockholders....    $ 3,641        5,090      $  0.72
           Effect of dilutive securities - stock options..........          -           10
                                                                      -------        -----
           Diluted EPS - income available to common stockholders..    $ 3,641        5,100      $  0.71
                                                                      =======        =====      =======

       Nine months ended September 30, 1997:
           Basic EPS - income available to common stockholders....    $ 2,512        4,059      $  0.62
           Effect of dilutive securities - stock options..........          -           30
                                                                      -------        -----
           Diluted EPS - income available to common stockholders..    $ 2,512        4,089      $  0.61
                                                                      =======        =====      =======


         The 12% convertible debentures are not presented above as they do not have a significant impact on the calculations of diluted EPS for the periods presented.