Form 10-Q/A
period 1998-09-30
FIRST BANKS AMERICA INC
filed 1998-11-16
CIK 310979

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549




                                   FORM 10-Q/A

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

                                                   Yes X   No
                                                      ---     ---

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding at
                Class                                  October 31, 1998
                -----                                  ----------------

  Common Stock, $.15 par value                             2,607,773
  Class B Common Stock, $.15 par value                     2,500,000

     The registrant is filing this amendment solely for the purpose of correcting an error which appears on the filed version of the Consolidated Balance Sheets in the original Form 10-Q.


                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                            FIRST BANKS AMERICA, INC.
                           Consolidated Balance Sheets
             (dollars expressed in thousands, except per share data)




                                                                                September 30,     December 31,
                                                                                    1998              1997
                                                                                    ----              ----
                                                                                 (unaudited)
                               ASSETS
                               ------

Cash and cash equivalents:
   Cash and due from banks...................................................    $    26,077          32,257
   Interest-bearing deposits with other financial institutions -
     with maturities of three months or less.................................         26,902             690
   Federal funds sold........................................................          6,000           2,215
                                                                                 -----------       ---------
       Total cash and cash equivalents.......................................         58,979          35,162
                                                                                 -----------       ---------

Investment securities:
   Available for sale, at fair value.........................................        128,577         148,181
   Held to maturity, at amortized cost (estimated fair value of
     $2,032 at September 30, 1998)...........................................          2,032              --
                                                                                 -----------       ---------
       Total investment securities...........................................        130,609         148,181
                                                                                 -----------       ---------

Loans:
   Real estate construction and development..................................        134,884          93,454
   Commercial and financial..................................................        134,373         109,763
   Real estate mortgage......................................................        156,392         149,951
   Consumer and installment..................................................         68,241          75,023
   Loans held for sale.......................................................             --           5,708
                                                                                 -----------       ---------
       Total loans...........................................................        493,890         433,899
   Unearned discount.........................................................         (2,494)         (2,444)
   Allowance for possible loan losses........................................        (12,449)        (11,407)
                                                                                 -----------       ---------
       Net loans.............................................................        478,947         420,048
                                                                                 -----------       ---------

Bank premises and equipment, net of
   accumulated depreciation..................................................         11,622          10,697
Intangibles associated with the purchase of subsidiaries.......................        8,559           7,189
Accrued interest receivable..................................................          4,209           4,819
Other real estate............................................................            270             601
Deferred tax assets..........................................................         12,270          14,164
Other assets.................................................................         16,734           2,803
                                                                                 -----------       ---------
       Total assets..........................................................    $   722,199         643,664
                                                                                 ===========       =========

                            FIRST BANKS AMERICA, INC.
                           Consolidated Balance Sheets
             (dollars expressed in thousands, except per share data)
                                   (continued)


                                                                                September 30,     December 31,
                                                                                    1998              1997
                                                                                    ----              ----
                                                                                 (unaudited)
                                   LIABILITIES
                                   -----------

Deposits:
    Demand:
     Non-interest-bearing....................................................    $   104,150          97,393
     Interest-bearing........................................................         70,335          73,199
    Savings..................................................................        171,974         147,623
    Time deposits:
     Time deposits of $100 or more...........................................         53,382          52,472
     Other time deposits.....................................................        196,253         185,840
                                                                                 -----------       ---------
       Total deposits........................................................        596,094         556,527

Short-term borrowings........................................................          9,513           3,687
Promissory note payable......................................................             --          14,900
Accrued interest payable.....................................................          3,143           4,185
Deferred tax liabilities.....................................................          1,401           1,092
Payable to former shareholders of Surety Bank................................             --           3,829
Accrued expenses and other liabilities.......................................          4,623           5,058
12% convertible debentures...................................................          6,500           6,500
Minority interest in subsidiary..............................................             --           2,795
                                                                                 -----------       ---------
       Total liabilities.....................................................        621,274         598,573
                                                                                 -----------       ---------

Guaranteed preferred beneficial interest in First Banks
    America Inc.'s subordinated debenture....................................         44,140              --
                                                                                 -----------       ---------

                              STOCKHOLDERS' EQUITY
                              --------------------

Common Stock:
    Common stock, $.15 par value; 6,666,666 shares
     authorized; 3,243,140 and 2,144,865 shares issued
     at September 30, 1998 and December 31, 1997, respectively...............            486             322
    Class B common stock, $.15 par value; 4,000,000 shares
     authorized; 2,500,000 shares issued and outstanding.....................            375             375
Capital surplus..............................................................         60,165          47,329
Retained earnings since elimination of accumulated deficit
    of $259,117, effective December 31, 1994.................................          4,724           1,083
Common treasury stock, at cost; 631,167 shares and 386,458
    shares at September 30, 1998 and December 31, 1997,
    respectively.............................................................         (9,718)         (4,350)
Accumulated other comprehensive income.......................................            753             332
                                                                                 -----------       ---------
       Total stockholders' equity............................................         56,785          45,091
                                                                                 -----------       ---------
       Total liabilities and stockholders' equity............................    $   722,199         643,664
                                                                                 ===========       =========



See accompanying notes to consolidated financial statements.

                            FIRST BANKS AMERICA, INC.
                  Consolidated Statements of Income (unaudited)
             (dollars expressed in thousands, except per share data)

                                                                                   Three months ended       Nine months ended
                                                                                      September 30,           September 30,
                                                                                   ------------------       -----------------
                                                                                   1998         1997        1998       1997
                                                                                   ----         ----        ----       ----
Interest income:
   Interest and fees on loans................................................    $ 11,923       8,751       33,493     24,085
   Investment securities.....................................................       2,012       1,899        6,167      5,698
   Federal funds sold and other..............................................         307         317          979      1,004
                                                                                 --------     -------     --------   --------
       Total interest income.................................................      14,242      10,967       40,639     30,787
                                                                                 --------     -------     --------   --------
Interest expense:
   Deposits:
     Interest-bearing demand.................................................         311         349          994      1,050
     Savings.................................................................       1,638         894        4,587      2,447
     Time deposits of $100 or more...........................................         717         541        2,278      1,581
     Other time deposits.....................................................       2,762       2,372        8,437      6,958
   Promissory note payable and other borrowings..............................         319         636        1,385      1,824
                                                                                 --------     -------     --------   --------
       Total interest expense................................................       5,747       4,792       17,681     13,860
                                                                                 --------     -------     --------   --------
       Net interest income...................................................       8,495       6,175       22,958     16,927
Provision for possible loan losses...........................................         225         465          725      1,750
                                                                                 --------     -------     --------   --------
       Net interest income after provision for possible loan losses..........       8,270       5,710       22,233     15,177
                                                                                 --------     -------     --------   --------
Noninterest income:
   Service charges on deposit accounts and customer service fees.............         771         526        2,114      1,675
   Gain on sales of securities, net..........................................         240          --          341         --
   Other income..............................................................         296         129          881        873
                                                                                 --------     -------     --------   --------
       Total noninterest income..............................................       1,307         655        3,336      2,548
                                                                                 --------     -------     --------   --------
Noninterest expense:
   Salaries and employee benefits............................................       2,076       1,446        6,367      4,565
   Occupancy, net of rental income...........................................         551         442        1,617      1,537
   Furniture and equipment...................................................         424         269        1,251        825
   Postage, printing and supplies............................................         201          91          607        363
   Data processing...........................................................         520         233        1,426        800
   Legal, examination and professional fees..................................       1,122         573        3,191      1,734
   Communications............................................................         157         181          584        473
   (Gain) loss on sale of other real estate, net of expenses.................         (89)          6           (2)      (213)
   Guaranteed preferred debenture expense....................................         765          --          765         --
   Other.....................................................................       1,205         975        3,524      2,733
                                                                                 --------     -------     --------   --------
       Total noninterest expense.............................................       6,932       4,216       19,330     12,817
                                                                                 --------     -------     --------   --------
       Income before provision for income taxes and minority interest
          in income of subsidiary............................................       2,645       2,149        6,239      4,908
Provision for income taxes...................................................       1,125       1,023        2,598      2,093
                                                                                 --------     -------     --------   --------
       Income before minority interest in income of subsidiary...............       1,520       1,126        3,641      2,815
Minority interest in income of subsidiary....................................          --          83           --        303
                                                                                 --------     -------     --------   --------
       Net income............................................................    $  1,520       1,043        3,641      2,512
                                                                                 ========     =======     ========   ========
Earnings per common share:
       Basic.................................................................    $   0.30         .26         0.72        .62
       Diluted...............................................................        0.29         .26         0.71        .61
                                                                                 ========     =======     ========   ========
Weighted average shares of common stock outstanding (in thousands)...........       5,151       4,039        5,090      4,059
                                                                                 ========     =======     ========   ========


See accompanying notes to consolidated financial statements.

                            FIRST BANKS AMERICA, INC.
               Consolidated Statements of Changes in Stockholders'
        Equity (unaudited) Nine months ended September 30, 1998 and 1997, and three months ended December 31, 1997
             (dollars expressed in thousands, except per share data)

                                                                                                        Accu-
                                                                                                       mulated
                                                                                                        other    Total
                                                            Class B        Compre- Retained   Common   compre-  stock-
                                                   Common  common  Capital hensive earnings  treasury  hensive holders'
                                                    stock   stock  surplus income  (deficit)   stock   income   equity
                                                    -----    -----  ------ -------  ---------   -----   ------   ------


Consolidated balances, January 1, 1997...........  $   282    375   42,862      -- (2,450)   (2,838)    (36)    38,195
Nine months ended September 30, 1997:
   Comprehensive income:
     Net income..................................       --     --       -- $ 2,512  2,512        --      --      2,512
     Other comprehensive income, net of tax (1) -
       Unrealized gains on securities, net of
         reclassification adjustment (2).........       --     --       --     271     --        --     271        271
                                                                           -------
     Comprehensive income........................                          $ 2,783
                                                                           =======
   Exercise of stock options.....................       --     --        9             --        --      --          9
   Compensation paid in common stock.............       --     --       13             --        --      --         13
   Repurchases of common stock...................       --     --       --             --      (979)     --       (979)
   Redemption of stock options...................       --     --     (290)            --        --      --       (290)
                                                   -------   ----  --------         -----     -----    ----     -------
Consolidated balances, September 30, 1997........      282    375   42,594             62    (3,817)    235      39,731
Three months ended December 31, 1997:
   Comprehensive income:
     Net income..................................       --     --       -- $ 1,021  1,021        --      --      1,021
     Other comprehensive income, net of tax (1) -
       Unrealized gains on securities net of
         reclassification adjustment (2).........       --     --       --      97     --        --      97         97
                                                                           -------
     Comprehensive income........................                          $ 1,118
                                                                           =======
   Issuance of common stock for purchase
     accounting acquisition......................       40     --    4,723             --        --      --      4,763
   Exercise of stock options.....................       --     --        6             --        --      --          6
   Repurchases of common stock...................       --     --       --             --      (533)     --       (533)
   Pre-merger transactions of FCB................       --     --        6             --        --      --          6
                                                   -------   ----  -------          -----     -----    ----    -------
Consolidated balances, December 31, 1997.........      322    375   47,329          1,083    (4,350)    332     45,091
Nine months ended September 30, 1998:
   Comprehensive income:
     Net income..................................       --     --       -- $ 3,641  3,641        --      --      3,641
     Other comprehensive income, net of tax (1) -
       Unrealized gains on securities, net
         of reclassification adjustment (2)......       --     --       --     421     --        --     421        421
                                                                           -------
     Comprehensive income........................                          $ 4,062
                                                                           =======
   Issuance of common stock for acquisition
     of entity under common control..............       43     --    2,965             --        --      --      3,008
   Exercise of stock options.....................       --     --       13             --        --      --         13
   Compensation paid in stock....................       --     --       27             --        --      --         27
   Redemption of stock options...................       --     --      (48)            --        --      --        (48)
   Conversion of promissory note payable.........      121     --    9,879             --        --      --     10,000
   Repurchases of common stock...................       --     --       --             --    (5,368)     --     (5,368)
                                                   -------   ----  -------          -----     ------   ----    -------
Consolidated balances, September 30, 1998........  $   486    375   60,165          4,724    (9,718)    753     56,785
                                                   =======   ====  =======          =====     ======   ====    =======

---------
(1)  Components of other comprehensive income are shown net of tax.
(2)  Disclosure of reclassification adjustment:

                                                                                 Nine months          Three months
                                                                             ended September 30,          ended
                                                                                1998    1997        December 31, 1997
                                                                                ----    ----        -----------------

   Unrealized gains arising during the period................................   $199      271               21
   Less: reclassification adjustment for gains included in net income........    222       --               76
                                                                                ----    -----              ---
   Unrealized gains on securities............................................   $421      271               97
                                                                                ====    =====              ===

See accompanying notes to consolidated financial statements.

                                    FIRST BANKS AMERICA, INC.
                        Consolidated Statements of Cash Flows (unaudited)
                                (dollars expressed in thousands)


                                                                                             Nine months ended
                                                                                               September 30,
                                                                                            ------------------
                                                                                            1998          1997
                                                                                            ----          ----

Cash flows from operating activities:
   Net income.........................................................................  $   3,641         2,512
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, amortization and accretion, net....................................      1,326           593
     Provision for possible loan losses...............................................        725         1,750
     Decrease in accrued interest receivable..........................................        709           (79)
     Interest accrued on liabilities..................................................     17,681        13,860
     Payments of interest on liabilities..............................................    (18,787)      (12,351)
     Provision for income taxes.......................................................      2,598         2,093
     Payments of income taxes.........................................................       (226)         (888)
     Gain on sales of securities, net.................................................       (341)           --
     Other operating activities, net..................................................        466        (1,962)
                                                                                        ---------    ----------
       Net cash provided by operating activities......................................      7,281         5,528
                                                                                        ---------    ----------
Cash flows from investing activities:
   Cash received from acquired entities, net of cash paid.............................      3,241            --
   Sales of investment securities.....................................................     23,306            --
   Maturities of investment securities................................................     51,968        69,181
   Purchases of investment securities.................................................    (56,373)      (76,245)
   Net increase in loans..............................................................    (33,433)      (20,915)
   Recoveries of loans previously charged off.........................................      1,930         1,653
   Purchases of bank premises and equipment...........................................     (1,576)         (341)
   Other investing activities, net....................................................    (13,289)          833
                                                                                        ---------    ----------
       Net cash provided by (used in) investing activities............................    (23,715)      (25,834)
                                                                                        ---------    ----------
Cash flows from financing activities:
   Increase (decrease) in deposits....................................................      4,406        17,278
   Increase (decrease) in borrowed funds..............................................     (2,903)        6,904
   Repurchases of common stock for treasury...........................................     (5,368)         (979)
   Proceeds from issuance of guaranteed
     preferred subordinated debenture.................................................     44,124            --
   Other financing activities, net ...................................................         (8)         (276)
                                                                                        ---------    ----------
       Net cash provided by (used in) financing activities............................     40,251        22,927
                                                                                        ---------    ----------
       Net increase (decrease) in cash and cash equivalents...........................     23,817         2,621
Cash and cash equivalents, beginning of period........................................     35,162        42,874
                                                                                        ---------    ----------
Cash and cash equivalents, end of period..............................................  $  58,979        45,495
                                                                                        =========    ==========

Noncash investing and financing activities:
   Issuance of common stock in purchase accounting acquisition........................  $   3,008            --
   Conversion of promissory note payable to common stock..............................     10,000            --
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

                                    SIGNATURE


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                       FIRST BANKS AMERICA, INC.
                                       Registrant




Date:    November 16, 1998             By:    /s/Allen H. Blake
                                       ---    ------------------
                                                 Allen H. Blake
                                                 Vice President,
                                                   Chief Financial Officer
                                                   and Secretary
                                                   (Principal Financial Officer)