Form 10-K
period 1998-12-31
FIRST BANKS AMERICA INC
filed 1999-03-26
CIK 310979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHNGTON, D. C. 20549

                                    FORM 10-K
(Mark one)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                                       OR
       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

                              EXCHANGE ACT OF 1934

                         Commission File Number: 0-8937

                            First Banks America, Inc.
             (Exact name of registrant as specified in its charter)

                 Delaware                                  75-1604965
      (State or other jurisdiction of                    (I.R.S. Employer
              incorporation or organization) Identification Number)

          135 North Meramec Clayton, Missouri                 63105
     (Address of principal executive offices)(Zip Code)  (314) 854-4600
              (Registrant's telephone number, including area code)

                                                   Name of each exchange on
     Title of class                                    which registered
     --------------                                    ----------------

Securities registered pursuant to Section 12 (b) of the Act:
Common Stock, $.15 Pa                              New York Stock Exchange

Securities registered pursuant to Section 12 (g) of the Act:

8.50% Cumulative Trust Preferred  Securities       New York Stock Exchange
issued by First America Capital Trust, a wholly owned trust subsidiary of First Banks America, Inc.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X NO _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on the New York Stock Exchange on March 18, 1999 was $18,835,196. For purposes of this computation, officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers or 5% beneficial owners are, in fact, affiliates of the registrant.

As of March 18, 1999, 3,220,830 shares of the registrant's Common Stock, $0.15 par value and 2,500,000 shares of the registrant's Class B Common Stock, $0.15 par value, were outstanding.

Documents   incorporated  by  reference:   Portions  of  the  Annual  Report  to
Stockholders for the year ended December 31, 1998 are incorporated by reference into Parts I, II and IV of this report.

                                     PART I

         The following portions of the 1998 Annual Report to Stockholders ("1998 Annual Report") of First Banks America, Inc. ("FBA" or the "Company") are incorporated by reference in this report:

                                                                Page(s) in 1998
                  Section                                        Annual Report
                  -------                                        -------------

     Management's Discussion and Analysis of
        Financial Condition and Results of Operations                 3-21
     Selected Consolidated and Other Financial Data                      2
     Consolidated Financial Statements                               23-47
     Supplementary Financial Data                                       22
     Range of Price of Common Stock and Preferred Securities            49

         Except for the parts of the 1998 Annual Report expressly incorporated by reference, such report is not deemed filed with the Securities and Exchange Commission.

         Information appearing in this report, in documents incorporated by reference herein and in documents subsequently filed with the Securities and Exchange Commission which are not statements of historical fact may include forward looking statements. These forward looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause actual results to differ materially from those contemplated by the forward looking statements herein include market conditions as well as conditions specifically affecting the banking industry generally and factors having a specific impact on FBA including but not limited to fluctuations in interest rates and in the economy; the impact of laws and regulations applicable to FBA and changes therein; competitive conditions in the markets in which FBA conducts its operations, including competition from banking and non-banking companies with substantially greater resources than FBA, some of which may offer and develop products and services not offered by FBA; and the ability of FBA to respond to changes in technology, including effects of the Year 2000 problem. With regard to FBA's efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward looking statements contained herein include the potential for higher than acceptable operating costs arising from the geographic dispersion of the offices of FBA, as compared with competitors operating solely in contiguous markets; the competition of larger acquirers with greater resources than FBA, fluctuations in the prices at which acquisition targets may be available for sale and in the market for FBA's securities; and the potential for difficulty or unanticipated costs in realizing the benefits of particular acquisition transactions. Readers should therefore not place undue reliance on forward looking statements.

Item 1.  Business

General. FBA is a bank holding company which was organized as a Delaware corporation in 1978 and was previously known as BancTEXAS Group Inc. The Company's executive office is located at 135 North Meramec, Clayton, Missouri. The principal function of the Company is to assist management of its two banking subsidiaries, First Bank Texas N.A., formerly BankTEXAS N.A., ("FB Texas") and First Bank of California ("FB California"). FB Texas and FB California are collectively referred to herein as the "Subsidiary Banks." At December 31, 1998, FBA had approximately $720.0 million in total assets, $516.4 million in total loans, net of unearned discount, $599.1 million in total deposits and $65.8 million in total stockholders' equity.

         In 1994 FBA sold 2,500,000 shares of Class B common stock ("Class B Stock") for $30 million cash in a private placement to First Banks, Inc., a multi-bank holding company headquartered in Clayton, Missouri ("First Banks"). As a result, First Banks became the owner of approximately 65% of the then-outstanding voting stock of FBA, which includes the Class B Stock and the class of common stock owned by all other stockholders (referred to herein as the "Common Stock"). The Class B Stock has the same voting rights per share as the Common Stock, and the two classes of stock are generally equivalent except the Class B Stock is not registered with the Securities and Exchange Commission, not listed on any exchange and, with limited exceptions, it is not transferable, other than to an affiliate of First Banks. In the event FBA were to commence the payment of dividends to its stockholders, the Class B Stock would receive dividends only to the extent that dividends on the Common Stock exceed $.45 per share annually. The terms of the Class B Stock allow First Banks to purchase additional shares of Class B Stock if a sufficient number of additional shares of Common Stock are issued to cause First Banks' voting power to fall below 55%, at prices to be determined based on a formula related to the book value per share of common stock. The Class B Stock is convertible into shares of Common Stock at any time after August 31, 1999 at the option of First Banks.

         On February 2, 1998, FBA completed its acquisition of First Commercial Bancorp, Inc. ("FCB"), Sacramento, California, as described further in the Management's Discussion and Analysis section of the 1998 Annual Report and in
Note 2 to the Consolidated Financial Statements, both of which are incorporated herein by reference. In connection with the acquisition of FCB, FBA issued approximately 1,555,700 shares of Common Stock, of which 1,266,176 shares were issued to First Banks. FBA also issued to First Banks a convertible debenture in the principal amount of $6.5 million ("Debenture") in exchange for outstanding debentures of FCB. On December 4, 1998, First Banks elected to convert the $6.5 million principal and $2.4 million accrued and unpaid interest of the Debenture into 629,557 shares of Common Stock. In addition, on February 17, 1999, First Banks completed its purchase of 314,848 shares of common stock, pursuant to a tender offer which commenced on January 4, 1999. This tender offer increased First Banks' ownership interest in FBA to 82.3% of the outstanding voting stock of FBA.

         FBA has in the past issued voting stock as consideration in transactions involving the acquisition of banks, in which shares of Common Stock were issued in exchange for the outstanding stock of the bank being acquired. Other acquisitions, including Redwood Bancorp, which was completed during the first quarter of 1999, are structured so that the entire purchase price of the acquired bank is in the form of cash. Since First Banks currently desires to maintain its ownership interest in FBA at over 80% of the outstanding voting stock of FBA, FBA's pursuit of acquisitions, or other transactions which include a significant component of the consideration in the form of voting stock, could be adversely affected. Because First Banks controls FBA and is in a position to control whether or not such transactions are authorized, this may decrease the opportunities for such transactions to FBA.

         As of March 18, 1999, the total Common Stock and Class B Stock owned by First Banks constituted approximately 82.3% of the outstanding voting stock of FBA. First Banks exercises control over the management and policies of FBA and the election of its officers and directors.

         Descriptions of the business operations of FBA and the Subsidiary Banks and the Company's policies with respect to potential acquisitions are set forth in the Management's Discussion and Analysis section of the 1998 Annual Report which is incorporated herein by reference.

         FBA, FB Texas and FB California purchase certain services and supplies, including data processing services, internal auditing, loan review, income tax preparation and assistance, accounting, asset/liability and investment services, loan servicing and other management and administrative services, through its majority stockholder, First Banks. Additional information regarding the nature of the arrangements with First Banks appears in Note 15 to the Consolidated Financial Statements incorporated herein by reference.

Competition and Branch Banking. The activities in which the Subsidiary Banks are engaged are highly competitive. Those activities and the geographic markets served primarily involve competition with other banks and thrift institutions, some of which are affiliated with large regional or national holding companies. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits.

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

         Subject to regulatory approval, commercial banks and thrift institutions situated in Texas and California are permitted to establish branches throughout each of those states, thereby creating the potential for additional competition in the Subsidiary Banks' service areas.

Supervision and Regulation

General. The Company and the Subsidiary Banks are extensively regulated under federal and state law. These laws and regulations are intended to protect depositors, not stockholders. To the extent the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Changes in applicable laws or regulations may have a material effect on the business and prospects of the Company. The operations of the Company may be affected by legislative changes and by the policies of various regulatory authorities. The Company is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic controls or new federal or state legislation may have in the future. The enactment of the legislation described below has significantly affected the banking industry generally and will have an ongoing effect on the Company and the Subsidiary Banks in the future.

         FBA is a registered bank holding company under the Bank Holding Company Act of 1956, as amended ("BHC Act") and, as such, is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System ("FRB"). FBA is required to file annual reports with the FRB and to provide the FRB such additional information as it may require.

         FB Texas and FB California are subject to supervision and regulation by the Office of the Comptroller of the Currency ("OCC") and the Department of Financial Institutions of the State of California, respectively. The Subsidiary Banks are also regulated by the Federal Deposit Insurance Corporation ("FDIC"), which provides deposit insurance to the Subsidiary Banks.

Financial Institutions Reform, Recovery and Enforcement Act of 1989. The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") reorganized and reformed the regulatory structure applicable to financial institutions generally. Among other things, FIRREA enhanced the supervisory and enforcement powers for the federal bank regulatory agencies; required insured financial institutions to guarantee repayment of losses incurred by the FDIC in connection with the failure of an affiliated financial institution; required financial institutions to provide their primary federal regulator with notice, under certain circumstances, of changes in senior management and broadened authority for bank holding companies to acquire savings institutions.

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

         FIRREA also established a cross-guarantee provision ("Cross-Guarantee") pursuant to which the FDIC may recover from a depository institution losses the FDIC incurs in providing assistance to, or paying off the depositors of, any of such depository institution's affiliated insured banks or thrifts. The Cross-Guarantee thus enables the FDIC to assess a holding company's healthy Bank Insurance Fund ("BIF") members and Savings Association Insurance Fund ("SAIF") members for the losses of any of such holding company's failed BIF and SAIF members. Cross-Guarantee liabilities are generally superior in priority to obligations of the depository institution to its stockholders due solely to their status as stockholders and obligations to other affiliates. Cross-Guarantee liabilities are generally subordinated to deposit liabilities, secured obligations or any other general or senior liabilities, and any obligations subordinated to depositors or other general creditors.

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

         As noted above, FDICIA authorizes and, under certain circumstances, requires the federal banking agencies to take certain actions against institutions that fail to meet certain capital-based requirements. Under FDICIA, the federal banking agencies are required to establish five levels of insured depository institutions based on leverage limit and risk-based capital requirements established for institutions subject to their jurisdiction, plus, in their discretion, individual additional capital requirements for such institutions. Under the final rules that have been adopted by each of the federal banking agencies, an institution will be designated: (i) well capitalized if the institution has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater and a leverage ratio of 5% or greater, and the institution is not subject to an order, written agreement capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure; (ii) adequately capitalized if the institution has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio of 4% or greater and a leverage ratio of 4% or greater; (iii) undercapitalized if the institution has a total risk-based capital ratio that is less than 8% a Tier 1 risk-based capital ratio that is less than 4% or a leverage ratio that is less than 4%; (iv) significantly undercapitalized if the institution has a total risk-based capital ratio that is less than 6%, a Tier I risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; and (v) critically undercapitalized if the institution has a ratio of tangible equity to total assets that is equal to or less than 2%.

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

         As described in Note 16 to the Consolidated Financial Statements, incorporated herein by reference, each of the Subsidiary Banks was "well capitalized" as of December 31, 1998.

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

Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994. In 1994 Congress enacted the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act"). Beginning in 1995, bank holding companies have had the right to expand, by acquiring existing banks, into all states, even those which had theretofore restricted entry. The legislation also provides that, subject to future action by individual states, a holding company would have the right commencing in 1997, to convert the banks which it owns in different states to branches of a single bank. The Interstate Act also establishes limits on acquisitions by large banking organizations, providing that no acquisition may be undertaken if it would result in the organization having deposits exceeding either 10% of all bank deposits in the United States or 30% of the bank deposits in the state in which the acquisition would occur.

Economic Growth and Regulatory Paperwork Reduction Act of 1996. The Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("EGRPRA") streamlined the non-banking activities application process for well-capitalized and well-managed bank holding companies. Under EGRPRA, qualified bank holding companies may commence a regulatory approved non-banking acquisition or share purchase, assuming the size of the acquisition does not exceed 10% of risk-weighted assets of the acquiring bank holding company and the consideration does not exceed 15% of Tier I capital. The foregoing prior notice requirement also applies to commencing non-banking activity de novo which has been previously approved by order of the FRB. EGRPRA also provides for the re-capitalization of the SAIF in order to bring it into parity with the BIF of the FDIC.

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

Bank and Bank Holding Company Regulation

BHC Act. Under the BHC Act, the activities of a bank holding company are limited to businesses so closely related to banking, managing or controlling banks as to be a proper incident thereto. The Company is also subject to capital requirements applied on a consolidated basis in a form substantially similar to those required of the Subsidiary Banks. The BHC Act also requires a bank holding company to obtain approval from the FRB before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls the majority of such shares);
(ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. The FRB will not approve any acquisition, merger or consolidation that would have a substantially anti-competitive result, unless the anti-competitive effects of the proposed transaction are clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial factors in reviewing acquisitions or mergers.

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

Insurance of Accounts. The FDIC provides insurance to deposit accounts at the Subsidiary Banks to a maximum of $100,000 for each insured depositor. Through December 31, 1992, all FDIC-insured institutions, whether members of the BIF or the SAIF, paid the same premium (23 cents per $100 of domestic deposits) under a flat-rate system mandated by law. FDICIA required the FDIC to raise the reserves of the BIF and the SAIF, implement a risk-related premium system and adopt a long-term schedule for recapitalizing the SAIF. Effective in 1993, the FDIC amended its regulations regarding insurance premiums to provide that a bank or thrift would pay an insurance assessment within a range of 23 cents to 31 cents per $100 of domestic deposits, depending on its risk classification.

         The FDIC adopted an amendment to the BIF risk-based assessment schedule, effective January 1, 1996, which effectively eliminated deposit insurance assessments for most commercial banks and other depository institutions with deposits insured by the BIF, while maintaining the assessment rate for SAIF-insured institutions in even the lowest risk-based premium category at 23 cents for each $100 of assessable deposits. Following the enactment of EGRPRA and as part of the re-capitalization of the SAIF, the overall assessment rate beginning in 1997 was revised to equal 1.29 cents and
6.44 cents per $100 of assessable deposits of BIF and SAIF members, respectively. At December 31, 1998, the overall assessment rate was 1.16 cents and 5.82 cents per $100 of assessable deposits of BIF and SAIF members, respectively. The deposits of FB Texas consist solely of BIF deposits, and the deposits of FB California include both BIF and SAIF deposits.

Regulations Governing Capital Adequacy. The federal bank regulatory agencies use capital adequacy guidelines in their examination and regulation of bank holding companies and banks. If capital falls below the minimum levels established by these guidelines, the bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open facilities.

         The FRB, the FDIC and the OCC adopted risk-based capital guidelines for banks and bank holding companies, and the OTS adopted similar guidelines for thrifts. The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among financial institutions and holding companies, to account for off-balance-sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items. The FRB has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimums. Under these guidelines, all bank holding companies and federally regulated banks must maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital.

         The FRB also has implemented a leverage ratio, which is Tier I capital to total assets, to be used as a supplement to the risk-based guidelines. The principal objective of the leverage ratio is to place a constraint on the maximum degree to which a bank holding company may leverage its equity capital base. The FRB requires a minimum leverage ratio of 3%. For all but the most highly-rated bank holding companies and for bank holding companies seeking to expand, however, the FRB expects that additional capital sufficient to increase the ratio by at least 100 to 200 basis points will be maintained.

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

Community Reinvestment Act. The Community Reinvestment Act of 1977 ("CRA") requires that, in connection with examinations of financial institutions within their jurisdiction, the federal banking regulators must evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

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

Federal Home Loan Bank System. The Subsidiary Banks are members of the Federal Home Loan Bank System ("FHLB System"), which consists of twelve regional FBLBs, each subject to supervision and regulation by the Federal Housing Finance Board, an independent agency created by FIRREA. The FHLBs provide a central credit facility primarily for member institutions. The Subsidiary Banks are required to acquire and hold shares of capital stock in an FHLB in an amount at least equal to 1% of the aggregate principal amount of their respective unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20th of advances (borrowings) from the FHLB, whichever is greater. The Subsidiary Banks were in compliance with these regulations at December 31, 1998, with investments of $883,000 in stock of the FHLB of Dallas held by FB Texas and $1.3 million in stock of the FHLB of San Francisco held by FB California.

Restrictions on Thrift Acquisitions. FBA is prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any savings institution or savings and loan holding company or substantially all the assets thereof, or (ii) more than 5% of the voting shares of a savings institution or holding company which is not a subsidiary. Furthermore, such an acquisition would require FBA itself to become registered as a savings and loan holding company subject to all applicable regulations of the OTS.

Dividends. The Company's primary source of funds in the future is the dividends, if any, paid by the Subsidiary Banks. The ability of the Subsidiary Banks to pay dividends is limited by federal laws, by the regulations promulgated by the bank regulatory agencies and by principles of prudent bank management. In addition, the amount of dividends the Subsidiary Banks may pay to the Company is limited by the provisions of First Banks' credit agreement with a group of unaffiliated lenders, which imposes certain minimum capital requirements. Additional information concerning limitations on the ability of the Subsidiary Banks to pay dividends appears in Note 14 to the Consolidated Financial Statements and is incorporated herein by reference.

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

Employment

         As of March 18, 1998, the Company employed 218 persons, none of whom were covered by a collective bargaining agreement. The Company considers its employee relations to be good.

Item 2. Properties

         FBA's executive office is located at the executive office owned by First Banks at 135 N. Meramec, Clayton, Missouri. The headquarters of the Subsidiary Banks are (i) in the case of FB Texas, in a building owned by FB Texas located at 8828 Westheimer, Houston, Texas; and (ii) in the case of FB California, in a building owned by FB California located at 1625 Douglas Boulevard, Roseville, California. In addition to those offices, as of March 18, 1998, the Subsidiary Banks do business at 14 branch offices in Texas and California, of which 4 are owned and 10 are leased.

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

              None

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Market Information. FBA has two classes of common stock. The Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol "FBA." All of the Class B Stock was issued to First Banks in 1994 in a private placement, and is not listed or traded. See "Item 1, Business - General." Continued listing of the Common Stock on the NYSE is subject to various requirements, including the financial eligibility and distribution requirements of the NYSE.

        Information regarding the number of stockholders and the market prices for Common Stock since January 1, 1998 is set forth under the caption "Investor Information" of the 1998 Annual Report and is incorporated herein by reference.

Dividends. The company has not paid any dividends on its common stock in recent years. The ability of a bank holding company such as fba to pay dividends is limited by regulatory requirements and by the receipt of dividend payments from the subsidiary banks, which are also subject to regulatory requirements; see note 14 to the consolidated financial statements.

Item 6. Selected Financial Data

         The information required by this item is incorporated herein by reference from page 2 of the 1998 Annual Report under the caption "Selected Consolidated and Other Financial Data."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required by this item is incorporated herein by reference from pages 3 through 21 of the 1998 Annual Report under the caption "Management's Discussion and Analysis."

Item 7a.  Quantitative and Qualitative Disclosure About Market Risk

         The information required by this item is incorporated herein by reference from the 1998 Annual Report under the caption "Management's Discussion and Analysis - Interest Rate Risk Management."

Item 8. Financial Statements and Supplementary Data

         The consolidated financial statements of FBA are incorporated herein by reference from pages 23 through 47 of the 1998 Annual Report under the captions "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Independent Auditors' Report."

         Supplementary Financial Information regarding FBA is incorporated herein by reference from page 22 of the 1998 Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

              None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Board of Directors

         The Board of Directors consisting of seven members, are identified in the following table. Each of the directors was elected or appointed to serve a one-year term and until his/her successor has been duly qualified for office.

                                            Director         Principal Occupation During Last Five Years
             Name                Age          since          and Directorships of Public Companies

    Allen H. Blake               56           1994           Executive  Vice President and Chief  Operating and Financial  Officer
                                                             of FBA since October 1998;  Vice President,  Chief Financial  Officer
                                                             and  Secretary  of  FBA  since  1994;  Director  and  Executive  Vice
                                                             President  of FCB from 1995  until its  merger  into FBA in  February
                                                             1998;  Executive Vice President and Chief Financial  Officer of First
                                                             Banks  since  1996;  Chief  Operating  Officer of First  Banks  since
                                                             October  1998;  Senior Vice  President  and Chief  Financial  Officer
                                                             from  1992 to 1996;  Secretary  and  Director  of First  Banks  since
                                                             1988;  Trustee of First  America  Capital  Trust and First  Preferred
                                                             Capital Trust since July 1998 and February 1997, respectively.

    Charles A. Crocco, Jr. (1)   60           1988           Counsel  to the law firm of  Jackson  & Nash,  LLP.  New  York  City,
                                                             1999;  Partner  in the law firm of Crocco & De Maio,  P.C.,  New York
                                                             City 1970-99;  Director of The Hallwood Group Incorporated  (merchant banking).

    James F. Dierberg            61           1994           Chairman  of the Board of  Directors,  Chief  Executive  Officer  and
                                                             President  of FBA  since  1995;  Chairman  of  the  Board  and  Chief
                                                             Executive  Officer  of First  Banks  since  1988;  Director  of First
                                                             Banks  since  1979;   President   of  First  Banks,   1979-1992   and
                                                             1994-present;  Trustee  of First  America  Capital  Trust  and  First
                                                             Preferred   Capital   Trust  since  July  1998  and  February   1997,
                                                             respectively.

    Albert M. Lavezzo (1)        62           1998           President  and Chief  Operating  Officer  of Favaro,  Lavezzo,  Gill,
                                                             Caretti  &  Heppell,   Vallejo,   California,  a  professional  legal
                                                             corporation.

    Ellen D. Schepman (2)        24           1999           Retail   Banking   Officer,   First  Bank  &  Trust,  a  wholly-owned
                                                             subsidiary of First Banks.




    Edward T. Story, Jr. (1)     55           1987           President,   Chief   Executive   Officer   and   Director   of   SOCO
                                                             International,   plc,  a  corporation  listed  on  the  London  Stock
                                                             Exchange,  engaged in  international  oil and gas  operations,  since
                                                             1991; from 1990 until 1991,  Chairman of Thaiatex  Petroleum Company;
                                                             from 1981 to 1990,  Vice  Chairman  and Chief  Financial  Officer  of
                                                             Conquest   Exploration   Company;   Director  of  Cairn  Energy  plc,
                                                             Hallwood  Realty  Corporation,  Snyder Oil  Corporation  and Sen Hong
                                                             Resources, Ltd.

    Donald W. Williams           51           1995           Executive  Vice  President  and Chief  Credit  Officer of First Banks
                                                             since 1996;  Senior Vice  President and Chief Credit Officer of First
                                                             Banks  from 1993  until  1996;  Director  of FCB from 1995  until its merger into FBA in February 1998.

----------------------------------
(1)    Member of the Audit Committee.
(2) Ms. Schepman is the daughter of Mr. James F Dierberg. See Item 12 Security Ownership of Certain Beneficial Owners and Management.

Executive Officers

         The executive officers of the Company as of March 18, 1999 were as follows:

           NAME             AGE                      FBA OFFICE(S) HELD
--------------------------------------------------------------------------------

    James F. Dierberg       61       Chairman of the Board, President  and Chief
                                     Executive Officer.

    Allen H. Blake          56       Executive  Vice President, Chief  Operating
                                     and Financial Officer and Secretary.

    David F. Weaver         51       Executive Vice President of FBA since 1995;
                                     Chairman of the Board,   Chief    Executive
                                     Officer and  President  of FB  Texas  since
                                     1994; President of  BankTEXAS Houston  N.A.
                                     (predecessor of FB Texas)from 1988 to 1994.

         The executive officers were each elected by the Board of Directors to the office indicated. Except for the relationship of Ms. Schepman and Mr. Dierberg described above, there are no family relationships between any of the nominees for director, directors or executive officers of the Company or its subsidiaries.

Item 11.  Executive Compensation

         The following table sets forth certain information regarding compensation earned during the year ended December 31, 1998, and specified information with respect to the two preceding years, by Mr. Weaver, who is the only executive officer of FBA whose annual compensation in 1998 from FBA or the Subsidiary Banks exceeded $100,000.

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




                  SUMMARY COMPENSATION TABLE FOR YEAR ENDED DECEMBER 31,1998

     Name and Principal Position                Year      Salary (1)     Bonus     All Other Compensation (2)
     ---------------------------                ----      ----------     -----     --------------------------

     David F. Weaver, Executive Vice            1998      $116,200       $20,000           $3,400
       President; Chairman of the Board,        1997       103,750        22,000            3,144
       President and Chief Executive Officer    1996        86,875        20,625            2,172
       of First Bank Texas N.A.

----------------
(1) The total of all other annual compensation for the named officer is less than the amount required to be reported which is the lesser of (a) $50,000 or (b) ten percent (10%) of the total of the annual salary and bonus paid to that person.
(2) All items reported are FBA's matching contributions to the 401(k) Plan for the year indicated.

    FBA has omitted from this report tables which would disclose information regarding stock options granted during 1998, stock options exercised during 1998 and long term incentive plan awards. No options were granted to or exercised by executive officers in 1998, and FBA does not have a long term incentive plan.

Director Compensation. Directors who are not officers of FBA or affiliated with First Banks ("Unaffiliated Directors," consisting in 1998 of Messrs. Crocco, Story and Lavezzo) were paid a fee of $2,000 for each meeting of the Board of Directors attended and a fee of $500 for each committee meeting attended. For their service as directors in 1998, Messrs. Crocco, Story and Lavezzo received $11,000, $11,000 and $10,000, respectively. In addition, Mr. Lavezzo received $6,000 as a member of the Board of Directors of FB California.
         Unaffiliated Directors also participate in the 1993 Directors' Stock Bonus Plan ("Stock Bonus Plan"), which provides for an annual grant of 500 shares of Common Stock to each such director. Future grants would apply equally to current directors and to any individual who becomes a director of FBA in the future. The maximum number of shares that may be issued will not exceed 16,667 shares, and the plan will expire on July 1, 2001. Directors' compensation expense of $27,000 was incurred in 1998 in connection with the Stock Bonus Plan.

         None of the three directors of FBA who are also executive officers of First Banks (Messrs. Dierberg, Blake, and Williams) receive any compensation from FBA or the Subsidiary Banks for service as a director, nor do they participate in the Stock Bonus Plan or any other compensation plan of FBA or the Subsidiary Banks. First Banks, of which Messrs. Dierberg, Blake and Williams are executive officers and Messrs. Dierberg and Blake are directors, provides various services to FBA and the Subsidiary Banks for which it is compensated (see "Compensation Committee Interlocks and Insider Participation").

Compensation Committee Interlocks and Insider Participation. Messrs. Dierberg and Blake, who are executive officers of FBA but do not receive any compensation for their services as such, are also members of the Board of Directors and executive officers of First Banks. First Banks does not have a separate Compensation Committee, but its Board of Directors performs the functions of such a committee. Except for the foregoing, no executive officer of FBA served during 1998 in such capacity.

         FBA purchases certain services and supplies from or through First Banks. FBA's financial position and operating results could significantly differ from those that would be obtained if FBA's relationship with First Banks did not exist.

         First Banks provides management services to FBA and its Subsidiary Banks. Management services are provided under a management fee agreement whereby FBA compensates First Banks on an hourly basis for its use of personnel for various functions including internal audit, loan review, income tax preparation and assistance, accounting, asset/liability management and investment services, loan servicing and other management and administrative services. Fees paid under this agreement were $2.1 million, $1.4 million and $1.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. The fees paid for management services are at least as favorable as could have been obtained from an unaffiliated third party.

         Because of the affiliation with First Banks and the geographic proximity of certain of their offices, FBA shares the cost of certain personnel and services used by FBA and First Banks. This includes the salaries and benefits of certain loan and administrative personnel. The allocation of the shared costs are charged and/or credited under the terms of cost sharing agreements entered into during 1996. Because this involves distributing essentially fixed costs over a larger asset base, it allows each bank to receive the benefit of personnel and services at a reduced cost. Fees paid under these agreements were $1.1 million, $709,000 and $412,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

         Effective April 1, 1997, First Services L.P., a limited partnership indirectly owned by First Banks' Chairman and his children through its general partners and limited partners, began providing data processing and various related services to FBA under the terms of data processing agreements. Previously, these services were provided by a subsidiary of First Banks. Fees paid under these agreements were $1.9 million, $1.0 million and $692,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The fees paid for data processing services are at least as favorable as could have been obtained from an unaffiliated third party.

         First Brokerage America, L.L.C. (First Brokerage) a limited liability company, whose members are the trusts of the childern of First Banks' Chairman, provides back-office and product support for FBA's brokerage and insurance operations. During 1998, FBA and First Brokerage received commissions of approximately $70,000 and $30,000, respectively, from unaffiliated third-party companies from the sale of these products to customers of FBA.

        FBA's Subsidiary Banks had $86.2 million and $66.9 million in whole loans and loan participations outstanding at December 31, 1998 and 1997, respectively, that were purchased from banks affiliated with First Banks. In addition, FBA's Subsidiary Banks had sold $182.9 million and $54.7 million in whole loans and loan participations to affiliates of First Banks at December 31, 1998 and 1997, respectively. These loans and loan participations were acquired and sold at interest rates and terms prevailing at the dates of their purchase or sale and under standards and policies followed by FBA's Subsidiary Banks.

         As more fully discussed in Note 6 to the Consolidated Financial Statements of the 1998 Annual Report, as of December 31, 1997, FBA had borrowings of $14.9 million from First Banks under a $20 million Note Payable. There were no amounts outstanding under the Note Payable at December 31, 1998.

         As more fully discussed in Notes 2 and 7 to the Consolidated Financial Statements of the 1998 Annual Report, in 1995, First Banks purchased $6.5 million of 12% convertible debentures of FCB. These debentures, which were exchanged for a similar debenture of FBA in February 1998, were converted into 629,557 shares of FBA common stock on December 4, 1998.

Employee Benefit Plans. FBA maintains various employee benefit plans. Directors are not eligible to participate in such plans except the 1993 Directors' Stock Bonus Plan unless they are also employees of FBA or one of its subsidiaries. Although Messrs. Blake and Dierberg are executive officers, they are not participants in any employee benefit plans of FBA.

         The Employees Retirement Plan ("Pension Plan") is a noncontributory, defined benefit plan for all eligible officers and employees of FBA and its subsidiaries. During 1994, the Company discontinued the accumulation of benefits under the Pension Plan. While the Pension Plan continues in existence and provides benefits which had then accumulated, no additional benefits have accrued to participants since 1994, and no new participants will become eligible for benefits thereafter.

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

         As of December 31, 1998, Mr. Weaver would be eligible to receive annual benefits of approximately $11,000 upon retirement at age 65.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of March 18, 1999, certain information with respect to the beneficial ownership of Common Stock and Class B Stock by each person known to the Company to be the beneficial owner of more than five percent of the outstanding shares of either class of stock, by each director and executive officer and by all executive officers and directors as a group:

         Title of            Name of Beneficial           Number of Shares and Nature of     Percent of
         Class                      Owner                      Beneficial Ownership             Class
----------------------------------------------------------------------------------------------------------
       Class B Stock        First Banks, Inc.                   2,500,000 (1)(2)(3)             100.0
                            135 N. Meramec
                            Clayton, Missouri 63105
       Class B Stock        James F. Dierberg                   2,500,000 (1)(2)(3)             100.0
       Common Stock         First Banks, Inc.                   2,210,581 (1)(2)(3)              68.6
       Common Stock         James F. Dierberg                   2,210,581 (1)(2)(3)              68.6
       Common Stock         Ellen D. Schepman                          -0-(2)(3)                  -
       Common Stock         Allen H. Blake                             -0-                        -
       Common Stock         Charles A.Crocco, Jr.                   6,772 (4)                     *
       Common Stock         Albert M. Lavezzo                       9,210 (4)                     *
       Common Stock         Edward T. Story, Jr.                    9,682 (5)                     *
       Common Stock         David F. Weaver                         2,974 (4)                     *
       Common Stock         Donald W. Williams                        100 (4)                     *

       All executive officers                                   2,239,319 shares             69.5% of
         and directors as a                                       Common Stock             Common Stock
         group (8 persons)

                                                                2,500,000 shares           100% of Class
                                                                 Class B Stock                 B Stock

-------------
      *Less than one percent

(1)   The  shares  shown  as  beneficially  owned by First  Banks  and  James F.
      Dierberg comprise 100% of the outstanding shares of Class B Stock and 68.6% of the outstanding shares of Common Stock. Each share of Common Stock and Class B Stock is entitled to one vote on matters subject to stockholder vote. All of the shares of Class B Stock and Common Stock owned by First Banks are pledged to secure a loan to First Banks from a group of unaffiliated lenders. The related credit agreement contains customary provisions which could ultimately result in transfer of such shares if First Banks were to default in the repayment of the loan and such default were not cured, or other arrangements satisfactory of the lenders were not made, by First Banks.

(2) The controlling stockholders of First Banks are (i) the James F. Dierberg, II Family Trust, dated December 30, 1992; (ii) Mary W. Dierberg and Michael James Dierberg, trustees under the living trust of Michael James Dierberg, dated July 24, 1989; (iii) the Ellen C. Dierberg Family Trust, dated December 30, 1992; (iv) James F. Dierberg, trustee of the James F. Dierberg living trust, dated October 8, 1985; (v) the Michael J. Dierberg Family Trust, dated December 30, 1992; and (vi) First Trust (Mary W. Dierberg and First Bank, Trustees) established U/I James F. Dierberg, dated December 12, 1992. Mr. James F. Dierberg and Mrs. Mary W. Dierberg are husband and wife, and Messrs. James F. Dierberg, II, Michael James Dierberg and Ms. Ellen D. Schepman are their adult children.

(3) Due to the relationships among James F. Dierberg, Mary W. Dierberg, First Bank and the three adult children of James F. and Mary W. Dierberg, Mr. Dierberg is deemed to share voting and investment power over all of the outstanding voting stock of First Banks which in turn exercises voting and investment power over the shares of Common Stock and Class B Stock attributed to it in the table.

(4) All of the shares attributed in the table to Messrs. Crocco, Weaver, Lavezzo and Williams are owned by them directly.

(5) The shares attributed to Mr. Story include shares subject to currently exercisable stock options granted under FBA's 1990 Stock Option Plan. Mr. Story has an option covering 6,666 shares; he owns directly 3,016 shares.

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

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      1.   Financial  Statements   and   Supplementary   Data:  The financial
              statements and supplemental data filed as part of this Report are listed under Item 8.

         2. Financial Statement Schedules: These schedules are omitted for the reason they are not required or are not applicable.

         3. Exhibits:The exhibits are listed in the index of exhibits required by Item 601 of Regulation S-K at Item (c) below and are incorporated herein by reference.

(b)      Reports on Form 8-K.

         FBA filed a Current Report on Form 8-K (Report) on September 3, 1998. The Report included the Agreement and Plan of Reorganization for the previously announced acquisition of Redwood Bancorp.

(c) The index of required exhibits is included beginning on page 19 of this Report.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            First Banks America, Inc.

                            By:/s/James F. Dierberg
                            -----------------------
                                James F. Dierberg
                             Chairman of the Board,
                             President and Chief Executive Officer
                             March 26, 1999

                             By: /s/Allen H. Blake
                             ---------------------
                                 Allen H. Blake
                             Chief Financial Officer and Principal
                             Accounting Officer
                             March 26, 1999

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

            Signatures                          Title               Date
--------------------------------------------------------------------------------
       /s/ James F. Dierberg                  Director        March 26, 1999
       --------------------------
       James F. Dierberg

       /s/ Allen H. Blake                     Director        March 26, 1999
       --------------------------
       Allen H. Blake

       /s/ Charles A. Crocco, Jr.             Director        March 26, 1999
       --------------------------
       Charles A. Crocco, Jr.

       /s/ Albert M. Lavezzo                  Director        March 26, 1999
       --------------------------
       Albert M. Lavezzo

       /s/ Edward T. Story, Jr.               Director        March 26, 1999
       --------------------------
       Edward T. Story, Jr.

       /s/ Ellen D. Schepman                  Director        March 26, 1999
       --------------------------
       Ellen D. Schepman

       /s/ Donald W. Williams                 Director        March 26, 1999
       --------------------------
       Donald W. Williams

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

         4(a)          Specimen  Stock  Certificate  for Common  Stock (filed as
                       Exhibit 1.01 to the Company's Amendment No. I to Form 8-A on Form 8, dated September 4, 1987, and incorporated herein by reference).

         4(b) The Company agrees to furnish to the Securities and Exchange Commission upon request pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of holders of long term debt of the Company and its subsidiaries.

         4(c) Agreement As To Expenses and Liabilities (incorporated herein by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-2, file number 333-58355, dated July 1, 1998).

         4(d) Preferred Securities Guarantee Agreement (incorporated herein by reference to Exhibit 4(b) to the Company's Registration Statement on Form S-2, file number 333-58355, dated July 1, 1998).

         4(e) Indenture (incorporated herein by reference to Exhibit 4(c) to the Company's Registration Statement on Form S-2, file number 333-58355, dated July 1, 1998).

         4(f) Amended and Restated Trust Agreement (incorporated herein by reference to Exhibit 4(d) to the Company's Registration Statement on Form S-2, file number 333-58355, dated July 1, 1998).

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

         10(f)* Financial Management Policy by and between First Banks, Inc. and the Company, dated September 15, 1994 (filed as
                       Exhibit 10(m) to the Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

         10(g)* Federal Funds Agency Agreement by and between First Banks, Inc. and the Company, dated September 15, 1994 (filed as Exhibit 10(k) to the Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

         10(h)*        Funds Management  Policy by and between First Banks, Inc.
                       and BankTEXAS,  N.A.,  dated September 15, 1994 (filed as
                       Exhibit 10(i) to the Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

         10(i)* Management Services Agreement by and between First Banks, Inc. and Sunrise Bank of California dated December 16, 1996 (filed as Exhibit 10(j) to the Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

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

         10(l)*        Funds Management  Policy by and between First Banks, Inc.
                       and Sunrise Bank of California dated November 19, 1996 (filed as Exhibit 10(m) to the Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

         10(m) Agreement and Plan of Reorganization dated July 28, 1997, by and between FBA and Surety Bank (filed as Exhibit 2 to the Current Report on Form 8-K dated August 7, 1997 and incorporated herein by reference).

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

         10(q)* Cost sharing agreement by and among First Bank & Trust, Sunrise Bank of California, Sundowner Corporation and First Banks America, Inc. (filed as Exhibit 10(q) to the Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

         10(r)* Service Agreement by and between First Services, L.P. and BankTEXAS N.A., dated April 1, 1997 (filed as Exhibit 10(r) to the Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

         10(s)* Service Agreement by and between First Services, L.P. and First Bank of California, dated April 1, 1997 (filed as
                       Exhibit 10(s) to the Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

         10(t) Agreement and Plan of Reorganization by and among FBA, Empire Holdings, Inc., and Redwood Bancorp, dated September 3, 1998 (filed as Exhibit 2 to the Report on Form 8-K, dated September 21, 1998 and incorporated herein by reference).

         10(v) Brokerage Service / Lease Agreement by and between BankTEXAS, N.A. and First Brokerage America, L.L.C., dated June 1, 1998 (incorporated herein by reference to the Company's Registration Statement on Form S-2, file number 333-58355, dated July 1, 1998).

         13            1998  Annual  Report  to   Stockholders  filed  herewith.
                       Portions not specifically incorporated by reference in this Report are not deemed "filed" for the purposes of the Securities Exchange Act of 1934 - filed herewith.

         21            Subsidiaries of the Company - filed herewith.

         23(a)         Consent of KPMG LLP - filed herewith.

         27            Financial Data Schedule (Edgar only).
------------------
* Exhibits designated by an asterisk in this Index to Exhibits relate to management contracts and/or compensatory plans or arrangements.

                                   EXHIBIT 13










                            FIRST BANKS AMERICA, INC.

                               1998 ANNUAL REPORT

                            FIRST BANKS AMERICA, INC.

                                TABLE OF CONTENTS





                                                                         Page
                                                                         ----

LETTER TO SHAREHOLDERS..................................................   1

SELECTED CONSOLIDATED AND OTHER FINANCIAL DATA..........................   2

MANAGEMENT'S DISCUSSION AND ANALYSIS....................................   3

QUARTERLY CONDENSED FINANCIAL DATA - UNAUDITED..........................  22

INDEPENDENT AUDITORS' REPORT............................................  23

FINANCIAL STATEMENTS:

CONSOLIDATED BALANCE SHEETS.............................................  24

CONSOLIDATED STATEMENTS OF INCOME.......................................  26

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE  INCOME...............................................  27

CONSOLIDATED STATEMENTS OF CASH FLOWS...................................  28

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..............................  29

DIRECTORS AND SENIOR MANAGEMENT.........................................  48

INVESTOR INFORMATION....................................................  49

--------------------------------------------------------------------------------
       To Our Shareholders, Customers and Friends:

               We are pleased to report to you that First Banks America has completed another year of increased net income, increased earnings per share and expansion of our franchise. With the consummation of the acquisitions of First Commercial Bancorp and Pacific Bay Bank, the Company increased its northern California franchise to $410 million in total assets and ten full service banking locations within the San Francisco - Sacramento corridor. This, combined with $301 million in total assets and six full service banking locations in Houston, Dallas, Irving and McKinney, Texas, has increased the Company's total assets to $720 million at the end of 1998, from $297 million at the end of 1995, as originally reported.

               First Banks America has also completed its acquisition of Redwood Bancorp and its wholly owned subsidiary, Redwood Bank, on March 4, 1999. Redwood Bank will add a new dimension to the Company's northern California presence through its main office in downtown San Francisco and its three offices in the surrounding Bay area of San Rafael, Napa and San Mateo. Redwood Bancorp had total assets of $179 million at December 31, 1998 and reported consolidated net income of $1.9 million for the year. We are pleased with Redwood Bancorp's decision to join our organization, and welcome its management, staff and customers. First Banks America is committed to support Redwood Bancorp in continuing to provide the highest quality service to its customers and its community.

               To provide First Banks America with the long-term financing and the capital base needed for the acquisition of Redwood Bancorp, as well as other acquisitions, in July 1998, it sold $46 million of preferred securities in a public offering. The proceeds of this issue were used to repay debt previously incurred in its acquisitions, and for temporary investment until needed for the Redwood Bancorp or other acquisitions.

               The Company's success in achieving its progressive and profitable growth, which remains our primary strategic objective, is predicated on the continual development of our current and prospective sources of revenue. The primary sources of revenue consist of net interest income, generated by the spread between the interest and fees earned on the loan and investment security portfolios and the interest cost of deposits and other liabilities, and noninterest income, generated primarily from the deposit base. The Company has been successful in increasing its net interest margin to 5.03% of average interest earning assets for 1998, compared to a net interest margin, as originally reported, of 3.90% of average interest earning assets for 1995. Revenues from the retail and commercial deposit base increased to $2.93 million for 1998, from $1.46 million for 1995, as originally reported. Cognizant of the importance to further develop our sources of revenue, the Company has introduced or expanded its presence in offering cash management, brokerage, trust and private banking services.

               The extension of these new product and service offerings is in direct response to the needs of the customers and marketplaces. While First Banks America will not be the "end-all" for everyone, we do strive to be the "end-all" for the customers we serve, at a steady pace of one customer at a time. Accordingly, our key competitive advantage, as an ongoing community bank, is to provide our customers with sophisticated products and services that are delivered on a personalized basis.

               In closing, I would like to take this opportunity to welcome our new preferred securities shareholders and to extend our sincerest appreciation for the dedication of our employees, the loyalty of our
       customers   and  the  continued   support  of  our shareholders.

       Sincerely,





       James F. Dierberg
       Chairman of the Board, President
        and Chief Executive Officer

--------------------------------------------------------------------------------

                            FIRST BANKS AMERICA, INC.

                Selected Consolidated and Other Financial Data(1)

The selected consolidated financial data set forth below, insofar as it relates to the five years ended December 31, 1998, is derived from the audited consolidated financial statements of First Banks America, Inc. and subsidiaries (FBA or the Company). Such data is qualified by reference to the consolidated financial statements of FBA included herein and should be read in conjunction with such consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                        Year ended December 31,(1)
                                                                      --------------------------------------------------------------
                                                                      1998         1997          1996         1995           1994
                                                                      ----         ----          ----         ----           ----
                                                                         (dollars expressed in thousands, except per share data)

Income statement data:
    Interest income..........................................  $    54,427        42,517        33,382      26,556          22,649
    Interest expense.........................................       23,228        19,155        15,533      13,134          11,072
                                                               -----------      --------      --------    --------       ---------
    Net interest income......................................       31,199        23,362        17,849      13,422          11,577
    Provision for possible loan losses.......................          900         2,000         2,405       6,416           1,258
                                                               -----------      --------      --------    --------       ---------
    Net interest income after provision for possible
      loan losses............................................       30,299        21,362        15,444       7,006          10,319
    Noninterest income.......................................        4,375         3,287         3,585         129          (4,511)
    Noninterest expense......................................       26,472        17,677        17,737      14,148          16,174
                                                               -----------      --------      --------    --------       ---------
    Income (loss) before provision (benefit) for
      income taxes and minority interest in (income)
      loss of subsidiary.....................................        8,202         6,972         1,292      (7,013)        (10,366)
    Provision (benefit) for income tax expense...............        3,592         3,145           470      (2,188)         (9,461)
                                                               -----------      --------       --------    --------      ---------
    Net income (loss) before minority interest in
      (income) loss of subsidiary............................        4,610         3,827           822      (4,825)           (905)
    Minority interest in (income) loss of subsidiary.........           --          (294)         (131)         11              --
                                                               -----------      --------      --------    --------       ---------
    Net income (loss)........................................  $     4,610         3,533           691      (4,814)           (905)
                                                               ===========      ========      ========    ========       =========
Dividends:
    Common stock.............................................  $        --            --            --          --              --
    Ratio of total dividends declared to net income..........           --%           --%           --%         --%             --%
Per share data:
    Earnings (loss) per share:
      Basic..................................................  $      0.90          0.87          0.16       (1.19)          (0.41)
      Diluted................................................         0.90          0.86          0.16       (1.19)          (0.41)
    Weighted average common stock outstanding
      (in thousands).........................................        5,140         4,069         4,225       4,032           2,181
Balance sheet data (at year end):
    Investment securities....................................  $   116,963       148,181       125,139     113,586          61,400
    Loans, net of unearned discount..........................      516,403       431,455       336,371     266,588         203,314
    Total assets.............................................      719,997       643,664       529,087     468,486         331,790
    Total deposits...........................................      599,147       556,527       455,942     405,427         241,570
    Promissory note payable .................................           --        14,900        14,000       1,054           1,054
    Guaranteed preferred beneficial interest in First
      Banks America, Inc. subordinated debentures............       44,155            --            --          --              --
    Stockholders' equity.....................................       65,845        45,091        38,195      40,965          39,714
Earnings ratios:
    Return on average total assets...........................         0.67%         0.65%         0.15%      (1.28)%         (0.25)%
    Return on average stockholders' equity...................         8.10          8.90          1.71      (12.06)          (3.66)
Asset quality ratios:
    Allowance for possible loan losses to loans..............         2.35          2.64          3.19        3.98            1.36
    Nonperforming loans to loans (2).........................         1.67          0.66          0.88        1.90            0.14
    Allowance for possible loan losses to
     nonperforming loans (2).................................       140.49        400.81        363.10      209.18          940.61
    Nonperforming assets to loans and other real estate (3)           1.70          0.80          1.17        2.78            0.90
    Net loan charge-offs to average loans....................         0.23          0.40          1.69        1.45            0.62
Capital ratios:
    Average stockholders' equity to average
      total assets...........................................         8.25          7.34          8.86       10.64            6.80
    Total risk-based capital ratio...........................        16.66          6.88          6.62        9.64           17.50
    Leverage ratio...........................................        10.25          4.96          4.46        5.98           11.97

-----------------------------
(1) The comparability of the selected data presented is affected by FBA's acquisitions of Pacific Bay Bank, Surety Bank and Sunrise Bank of California on February 2, 1998, December 1, 1997 and November 1, 1996, respectively. These acquisitions were accounted for as purchases and accordingly, the selected data includes the financial position and results of operations of each acquired entity only for the periods subsequent to its date of acquisition. In addition, on February 2, 1998, FBA completed its acquisition of First Commercial Bancorp, Inc. and its subsidiary, First Commercial Bank. As discussed in Note 2 to the consolidated financial statements, the selected data has been restated to reflect First Banks, Inc.'s interest in First Commercial Bancorp, Inc. for the periods subsequent to August 23, 1995, the date on which First Banks acquired its initial interest in First Commercial Bancorp, Inc.
(2) Nonperforming loans consist of nonaccrual loans and certain loans with restructured terms.
(3) Nonperforming assets consist of nonperforming loans and other real estate.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

         The discussion set forth in the Letter to Shareholders and Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward looking statements with respect to the financial condition, results of operations and business of FBA. These forward looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause actual results to differ materially from those contemplated by the forward looking statements herein include market conditions as well as conditions specifically affecting the banking industry generally and factors having a specific impact on FBA including but not limited to fluctuations in interest rates and in the economy; the impact of laws and regulations applicable to FBA and changes therein; competitive conditions in the markets in which FBA conducts its operations, including competition from banking and non-banking companies with substantially greater resources than FBA, some of which may offer and develop products and services not offered by FBA; and the ability of FBA to respond to changes in technology, including effects of the Year 2000 problem. With regard to FBA's efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include the potential for higher than acceptable operating costs arising from the geographic dispersion of the offices of FBA, as compared with competitors operating solely in contiguous markets; the competition of larger acquirers with greater resources than FBA, fluctuations in the prices at which acquisition targets may be available for sale and in the market for FBA's securities; and the potential for difficulty or unanticipated costs in realizing the benefits of particular acquisition transactions. Readers of the Annual Report should therefore not place undue reliance on forward-looking statements.

Company Profile

         FBA is a registered bank holding company incorporated in Delaware and headquartered in St. Louis County, Missouri. At December 31, 1998, FBA had $720.0 million in total assets, $516.4 million in total loans, net of unearned discount, $599.1 million in total deposits and $65.8 million in total stockholders' equity. FBA operates through two wholly owned bank subsidiaries, First Bank Texas N.A. (formerly, BankTEXAS N.A.), headquartered in Houston, Texas (FB Texas), and First Bank of California (FB California), headquartered in Roseville, California (Subsidiary Banks).
      Through the Subsidiary Banks' ten banking locations in the San Francisco - Sacramento corridor of northern California, and six banking locations in Houston, Dallas, Irving and McKinney, Texas, FBA offers a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial and financial, commercial and residential real estate, real estate construction and development and consumer loans. Other financial services include automatic teller machines, telephone account access, cash management services, credit related insurance and safe deposit boxes.
      FBA centralizes overall corporate policies, procedural and administrative functions, and operational support functions for the Subsidiary Banks. Primary responsibility for managing the Subsidiary Banks remains with the officers and directors.
      The following table recaps selected data about the Subsidiary Banks at December 31, 1998:

                                                       Loans, net of
                            Number of       Total        unearned       Total
                            locations       assets       discount      deposits
                            ---------       ------       --------      --------
                                      (dollars expressed in thousands)

 FB California...........     10         $ 410,110          314,977     363,422
 FB Texas................      6           300,984          201,426     264,425

         As discussed under "--Acquisitions" and in Note 2 to the consolidated financial statements, FBA completed its acquisition of Redwood Bancorp, and its wholly owned subsidiary, Redwood Bank, San Francisco, California on March 4, 1999.
         FBA is majority owned by First Banks, Inc., St. Louis, Missouri (First Banks). As discussed under "--Capital," First Banks owned 2,500,000 shares of the Class B common stock and 1,895,733 shares of the common stock, which represented 76.84% of the outstanding voting stock of FBA at December 31, 1998. Accordingly, First Banks has effective control over the management and policies of FBA and the election of its directors. In addition, on February 17, 1999, First Banks completed its purchase of 314,848 shares of common stock, pursuant to a tender offer which commenced on January 4, 1999. This tender offer increased First Banks' ownership interest in FBA to 82.3% of the outstanding voting stock of FBA.

General

         FBA believes in order for a financial institution to prosper in the current environment of rapid restructuring and consolidation in the banking industry, and intense competition both within the industry and from non-banking entities, it must achieve a size sufficient to enable it to take advantage of many of the efficiencies available to its much larger competitors. FBA further believes failure to achieve this growth would place FBA at a competitive disadvantage relative to those larger competitors with respect to its costs of operation which, over time, will be an increasingly difficult obstacle to overcome. FBA projects internal growth alone will not be sufficient to advance FBA to the size which is necessary within an acceptable time frame and, accordingly, views a combination of internal growth and acquisitions as the means by which FBA will achieve its growth objectives.
         Although FBA originally viewed Texas, particularly the Dallas and Houston areas, as its primary acquisition area, during 1995 and 1996, prices for acquisitions escalated sharply in those areas. Acquisitions at the prices required to successfully consummate these transactions would have caused substantial diminution in the economic benefits which FBA envisioned would be available in its acquisition program. This diminution in benefits resulted in FBA's evaluation of California for acquisition candidates, where acquisition pricing was considerably more favorable, and subsequently led to FBA's acquisition of Sunrise Bank of California, Roseville, California (Sunrise Bank) in November 1996 and Surety Bank, Vallejo, California in December 1997, as well as the acquisitions of First Commercial Bancorp, Inc., Sacramento, California,
(FCB), the holding company parent of First Commercial Bank (First Commercial), and Pacific Bay Bank, San Pablo, California (Pacific Bay Bank) in February 1998. While this acquisition strategy was in process, FBA was also building the infrastructure necessary to accomplish its objectives for internal growth. This included significantly expanding the commercial and financial, commercial real estate and real estate construction business development staff, enhancing the retail service delivery organization and systems, improving overall asset quality and changing the composition of the loan portfolio. Prior to 1995, FBA's lending strategy had been focused on consumer lending, particularly indirect automobile lending. As of June 30, 1995, consumer loans, net of unearned discount, constituted 80.1% of FBA's loan portfolio, while commercial and financial, commercial real estate and real estate construction loans constituted 17.4% of the portfolio. However, in 1995, FBA began experiencing substantial asset quality problems within the indirect automobile loan portfolio, resulting in provisions for loan losses of $5.83 million in 1995 and $1.25 million in 1996. Furthermore, indirect automobile lending is an extremely competitive market in which the interest yields available to lenders are substantially less than other types of lending and not sufficient to compensate lenders for losses of that magnitude. Consequently, with the expansion of its business development staff, FBA began building its portfolio of commercial and financial, commercial real estate and real estate construction loans while allowing its portfolio of indirect automobile loans to decrease. By December 31, 1998, commercial and financial, commercial real estate and real estate construction loans had increased to 77.1% of the portfolio, while consumer loans, net of unearned discount, had decreased to 11.5% of the loan portfolio,
         Although significant expenses were incurred by FBA in the amalgamation of newly acquired entities into its corporate culture and systems, and in the expansion of its organizational capabilities, the earnings of the acquired entities and the improved net interest income resulting from the transition in the composition of the loan portfolio have contributed to improving net income during 1998 and 1997. For the years ended December 31, 1998 and 1997, net income was $4.61 million and $3.53 million, respectively, compared with $691,000 in 1996 and a net loss of $4.81 million in 1995.

Acquisitions

         In enhancing its banking franchise, FBA places emphasis upon acquiring other financial institutions as a means of accelerating its growth to significantly expand its presence in a given market, to increase the extent of its market area or to enter new or noncontiguous market areas. After an acquisition is consummated, FBA expects to enhance the franchise of the acquired entity by supplementing the marketing and business development efforts to broaden the customer bases, strengthening particular segments of the business or filling voids in the overall market coverage. In addition, the acquisition program enables FBA to further leverage the operational support services available to it through First Banks and its affiliates and to provide the products and services typically available only through such a larger organization. FBA will utilize cash, borrowings and the issuance of additional securities to meet its growth objectives under the acquisition program.

         FBA has in the past issued voting stock as consideration in transactions involving the acquisition of banks, in which shares of common stock were issued in exchange for the outstanding stock of the bank being acquired. Other acquisitions, including Redwood Bancorp, which was completed during the first quarter of 1999, are structured so that the entire purchase price of the acquired bank is in the form of cash. Since First Banks currently desires to maintain its ownership interest in FBA at over 80% of the outstanding voting stock of FBA, FBA's pursuit of acquisitions, or other transactions which include a significant component of the consideration in the form of voting stock, could be adversely effected. Because First Banks controls FBA and is in a position to control whether or not such transactions are authorized, this may decrease the opportunities for such transactions to FBA.
         On November 1, 1996, FBA completed its acquisition of Sunrise Bank for $17.5 million in cash. At the time of the transaction, Sunrise Bank had $110.8 million in total assets, $17.7 million in investment securities, $61.1 million in total loans, net of unearned discount, and $91.1 million in deposits. Sunrise Bank conducted its business through two banking locations in Roseville and Rancho Cordova, California. Sunrise Bank was merged into FB California.
         On December 1, 1997, FBA completed its acquisition of Surety Bank for $3.8 million in cash and 264,622 shares of FBA common stock. At the time of the transaction, Surety Bank had $72.8 million in total assets, $11.8 million in investment securities, $54.4 million in total loans, net of unearned discount, and $67.5 million in deposits. Surety Bank conducted its banking business through two banking locations in Vallejo and Fairfield, California. On December 1, 1997, Surety Bank was merged into FB California.
         On February 2, 1998, FBA completed two acquisitions, FCB and its wholly owned subsidiary, First Commercial, and Pacific Bay Bank. FCB, which was then a majority-owned subsidiary of First Banks, operated through First Commercial, which had six banking locations located in Sacramento, Roseville (2), Concord, Campbell and San Francisco, California. At the time of the acquisition, FCB had $192.5 million in total assets, $64.4 million in investment securities, $118.9 million in total loans, net of unearned discount, and $173.1 million in deposits. Consideration paid for FCB consisted of approximately 752,000 shares of FBA common stock. Additionally, $6.5 million in convertible debentures of FCB owned by First Banks were exchanged for a $6.5 million convertible debenture of FBA. Pacific Bay Bank had one banking location in San Pablo, California and one loan production office in Lafayette, California. At the time of the acquisition, Pacific Bay Bank had $38.3 million in total assets, $7.4 million in cash and cash equivalents with other financial institutions, $29.7 million in total loans, net of unearned discount, and $35.2 million in deposits. Consideration paid for Pacific Bay Bank consisted of $4.2 million in cash. Both First Commercial and Pacific Bay Bank were merged into FB California.
         FBA completed its acquisition of Redwood Bancorp and its wholly-owned subsidiary, Redwood Bank, on March 4, 1999, for cash consideration of $26.0 million. Redwood Bank is headquartered in San Francisco, California and operates four banking locations in the San Francisco Bay area. Redwood Bancorp had $183.9 million in total assets, $134.4 million in loans, net of unearned discount, $34.4 million in investment securities and $162.9 million in deposits at the acquisition date. The acquisition was funded from available proceeds from the issuance of the 8.50% Guaranteed Preferred Beneficial Interest in the First Banks America, Inc. Subordinated Debenture (Preferred Securities) in July 1998. See "Financial Condition and Average Balances."

Restatement of Financial Information

         In connection with FBA's acquisition of FCB and its wholly owned subsidiary, First Commercial, as of February 2, 1998, FBA's financial information for the period from August 23, 1995 to February 2, 1998 has been restated to include the ownership interest of First Banks, FBA's majority owner, in FCB consistent with the accounting treatment applicable to entities under common control. First Banks' ownership interest in FCB was approximately 96.1% from August 23, 1995 to May 1996 and 61.5% from June 1996 to February 2, 1998. The remaining interest in FCB acquired by FBA is reflected in the consolidated financial statements of FBA as minority interest for the period from August 23, 1995 to February 2, 1998. Accordingly, Management's Discussion and Analysis of Financial Condition and Results of Operations and the accompanying consolidated financial statements of FBA are presented as if FBA and FCB had been consolidated for all periods after August 23, 1995.

Financial Condition and Average Balances

         FBA's average total assets were $690.4 million, $540.8 million and $456.7 million for the years ended December 31, 1998, 1997 and 1996, respectively. The increase of $149.6 million in total average assets for 1998 is primarily attributable to the acquisitions of Pacific Bay Bank and Surety Bank, which provided total assets of $38.3 million and $72.8 million, respectively, internal loan growth and the issuance of the Preferred Securities. From the proceeds of the Preferred Securities offering, $26.0 million was invested in short-term interest-bearing deposits at December 31, 1998, which was utilized to fund the acquisition of Redwood Bancorp. Offsetting this increase and providing an additional source of funds for the loan growth was a reduction in average investment securities of $2.8 million to $132.7 million for December 31, 1998 from $129.9 million for December 31, 1997. For 1997, average total assets increased by $84.0 million. This increase is primarily due to the acquisition of Sunrise Bank and internal loan growth resulting from the expansion of the business development staff.
         Loans, net of unearned discount, averaged $465.5 million, $343.3 million and $273.1 million for the years ended December 31, 1998, 1997 and 1996, respectively. As more fully discussed under "--General and Net Interest Income," during the second quarter of 1995, FBA elected to reduce the level of originations of indirect automobile loans. Accordingly, indirect automobile loans, which initially increased to $159.5 million at June 30, 1995, have subsequently decreased to $50.3 million, $61.4 million and $86.6 million at December 31, 1998, 1997 and 1996, respectively. At the same time, FBA expanded its corporate banking activities, resulting in the increase of the commercial and financial, commercial real estate and real estate construction loan portfolios to $397.9 million, $296.7 million and $203.1 million at December 31, 1998, 1997 and 1996, respectively, including the loans provided by the acquisitions of Pacific Bay Bank, Surety Bank and Sunrise Bank, from $102.1 million at December 31, 1995.
         Investment securities averaged $132.7 million, $129.9 million and $107.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. The average balance of investment securities for 1998 remained relatively constant with 1997. The increase for 1997 is primarily attributable to the acquisitions of Sunrise Bank and Surety Bank.
         Deposits are the primary funding source for FBA and are acquired from a broad base of local markets, including both individual and corporate customers. Deposits averaged $585.3 million, $461.3 million and $394.2 million for years ended December 31, 1998, 1997 and 1996, respectively. The increases are primarily attributable to the acquisitions completed during the respective periods.
         During July 1998, First America Capital Trust (First Capital), a newly-formed Delaware business trust subsidiary of FBA, issued 1.84 million shares of Preferred Securities at $25.00 per share in an underwritten public offering. FBA made certain guarantees and commitments relating to the Preferred Securities. FBA's proceeds from the issuance of the Preferred Securities, net of underwriting fees and offering expenses, were approximately $44.0 million. The Preferred Securities have no voting rights except under certain limited circumstances. Distributions payable on the Preferred Securities are payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. Distributions payable on the Preferred Securities were $1.8 million for the year ended December 31, 1998 and are recorded as noninterest expense in the accompanying consolidated financial statements. Proceeds from the offering were used to repay outstanding indebtedness to First Banks under the terms of the $20.0 million promissory note payable, support possible repurchases of common stock from time to time and for general corporate purposes. The remaining proceeds were temporarily invested in interest-bearing deposits and will be used to fund the acquisition of Redwood Bancorp.
         Stockholders' equity averaged $56.9 million, $39.7 million and $40.5 million for the years ended December 31, 1998, 1997 and 1996, respectively. The increase for 1998 is primarily attributable to net income, the conversion of $10.0 million of the promissory note payable to First Banks to common stock, the issuance of common stock in connection with the acquisitions of Surety Bank and the publicly-owned portion of FCB including the conversion of the $6.5 million of subordinated debentures and related accrued but unpaid interest of $2.4 million. The increase was partially offset by repurchases of $5.7 million of common stock for treasury during the year ended December 31, 1998. For 1997, the decrease is primarily attributable to the repurchases of common stock for treasury and the repurchase of a warrant to acquire common stock, partially offset by net income and the issuance of common stock in connection with the acquisition of Surety Bank

         In addition, effective December 31, 1994, stockholders' equity includes the impact of implementing an accounting adjustment referred to as a "quasi-reorganization" as approved by the Board of Directors of FBA. In accordance with the accounting provisions applicable to a quasi-reorganization, the assets and liabilities of FBA were adjusted to fair value and the accumulated deficit was eliminated. Fair value adjustments included a reduction in the carrying value of bank premises and equipment of $4.4 million and the elimination of the net fair value adjustment for securities available for sale of $1.1 million. As a result of implementing the quasi-reorganization, stockholders' equity was reduced by $3.1 million. The implementation of the quasi-reorganization did not have a significant impact on the results of operations of FBA.

         The following table sets forth certain information relating to FBA's average balance sheets, and reflects the average yield earned on interest-bearing assets, the average cost of interest-bearing liabilities and the resulting net interest income for the periods indicated.


                                                                 Years ended December 31,
                               -----------------------------------------------------------------------------------------
                                             1998                          1997                           1996
                               ----------------------------     ----------------------------   -------------------------
                                           Interest                       Interest                       Interest
                                 Average   income/  Average     Average   income/   Average   Average    income/  Average
                                 balance   expense   rate       balance   expense    rate     balance    expense   rate
                                -------    ------    ----       -------   -------    ----     -------    -------   ----
                                                              (dollars expressed in thousands)

Earning assets:
   Time deposits with other
     financial institutions..  $   2,447      128   5.23%    $   1,019        58     5.69%    $ 19,813    1,062    5.36%
   Investment securities (2).    132,673    8,103   6.11       129,865     7,870     6.06      107,211    6,257    5.84
      Federal funds sold and
        securities purchased
        under agreements to
        resell...............     19,801    1,078   5.44        22,058     1,196     5.42       17,347      926    5.34
   Loans (1) (2) ............    465,539   45,118   9.69       343,329    33,393     9.73      273,063   25,137    9.21
                                --------  -------   ----     ---------   -------    -----     --------   ------    ----
     Total earning assets....    620,460   54,427   8.77       496,271    42,517     8.57      417,434   33,382    8.00
                                           ------                        -------                         ------
Nonearning assets............     69,946                        44,498                          39,295
                               ---------                     ---------                       ---------
     Total assets............  $ 690,406                     $ 540,769                       $ 456,729
                               =========                     =========                       =========
Interest-bearing liabilities:
   Interest-bearing demand
    and savings deposits(3)..  $ 235,051    7,578    3.22    $ 175,117     5,145     2.94     $134,091    3,575     2.67
   Time deposits of $100
      or more(3).............     51,546    2,932    5.69       39,126     2,144     5.48       36,586    2,008     5.49
   Other time deposits(3)....    203,626   11,096    5.45      168,795     9,427     5.59      152,812    8,353     5.47
                                --------  -------            ---------  --------     ----     --------   ------
      Total interest-bearing
        deposits.............    490,223   21,606    4.41      383,038    16,716     4.36      323,489   13,936     4.31
   Promissory note payable
      and short-term
      borrowings (3).........     19,596    1,622    8.28       26,755     2,439     9.12       13,769    1,597    11.60
                               ---------  -------            ---------  --------              --------   ------
      Total interest-
        bearing liabilities..    509,819   23,228    4.56      409,793    19,155     4.67      337,258   15,533     4.61
                                          -------                       --------                         ------
Non-interest-bearing liabilities:
   Demand deposits...........     95,095                        78,222                          70,739
   Other liabilities.........     28,557                        13,043                           8,247
                              ----------                     ---------                        --------
      Total liabilities......    633,471                       501,058                         416,244
Stockholders' equity.........     56,935                        39,711                          40,485
                              ----------                     ---------                        --------
      Total liabilities and
        stockholders' equity. $  690,406                     $ 540,769                        $456,729
                              ==========                     =========                        ========
Net interest income.........               31,199                         23,362                17,849
                                          =======                       ========              ========
Interest rate spread........                         4.21                            3.90                           3.39
Net interest margin.........                         5.03                            4.71                           4.28
                                                     ====                            ====                           ====

---------------
(1)   Nonaccrual loans are included in the average loan amounts.
(2)   FBA has no tax-exempt income.
(3)   Includes the effect of interest rate exchange agreements.

         The following table indicates the changes in interest income and interest expense, which are attributable to changes in average volume and changes in average rates, in comparison with the same period in the preceding year. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the dollar amounts of the change in each.



                                               December 31, 1998 compared            December 31, 1997 compared
                                                  to December 31, 1997                  to December 31, 1996
                                             -----------------------------         ----------------------------
                                                                      Net                                  Net
                                              Volume      Rate      Change         Volume      Rate      Change
                                              ------      ----      ------         ------      ----      ------
                                                                      (dollars expressed in thousands)
Earning assets:
   Time deposits with other financial
     institutions.........................  $    74         (4)        70         (1,074)        70      (1,004)
   Investment securities (1)..............      169         64        233          1,365        248       1,613
   Federal funds sold and securities
     purchased under agreements to resell.     (122)         4       (118)           256         14         270
   Loans (1)..............................   11,862       (137)    11,725          6,761      1,495       8,256
                                            -------     ------    -------         ------     ------      ------
         Total interest income............   11,983        (73)    11,910          7,308      1,827       9,135
                                            -------     ------    -------         ------     ------      ------
Interest-bearing  liabilities:
   Interest-bearing demand
     and savings deposits(2)..............    1,903        530      2,433          1,175        395       1,570
   Time deposits of $100 or more(2).......      703         85        788            139         (3)        136
   Other time deposits(2).................    1,883       (214)     1,669            884        190       1,074
   Promissory note payable and short-
     term borrowings (2)..................     (608)      (209)      (817)         1,089       (247)        842
                                            -------     ------    -------         ------     ------      ------
         Total interest expense...........    3,881        192      4,073          3,287        335       3,622
                                            -------     ------    -------         ------     ------      ------
         Net interest income..............  $ 8,102       (265)     7,837          4,021      1,492       5,513
                                            =======     ======    =======         ======     ======      ======

------------------------
(1) FBA has no tax-exempt income.
(2) Includes the effect of interest rate exchange agreements.

Net Interest Income

         The primary source of FBA's income is net interest income, which is the difference between the interest earned on assets and the interest paid on liabilities. FBA's loan portfolio, which represents its primary interest-earning asset and source of net interest income, previously consisted primarily of fixed rate indirect automobile loans. In 1995, recognizing that the profitability of its indirect automobile loan portfolio, which comprised 74.0% of the loan portfolio as of June 30, 1995, was decreasing, FBA commenced a defined strategy to diversify its loan portfolio with the objective of improving its net interest income. As more fully discussed under "--Acquisitions and Financial Condition and Average Balances," the strategy included enhanced corporate business development efforts within the existing franchise of FB Texas and expansion into the San Francisco-Sacramento corridor of northern California.
         For the year ended December 31, 1998, net interest income was $31.2 million, or 5.03% of average earning assets, compared with $23.4 million, or 4.71% of average earning assets, and $17.8 million, or 4.28% of average earning assets, for the years ended December 31, 1997 and 1996, respectively. The improved net interest income is primarily attributable to the loans provided by the aforementioned acquisitions and the repositioned loan portfolio of FB Texas. Specifically, the yield on the loan portfolio increased to 9.69% and 9.73% from 9.21% for the years ended December 31, 1998, 1997 and 1996, respectively. At the same time, FBA maintained its average cost of interest-bearing deposits at 4.41%, 4.36% and 4.31% for the years ended December 31, 1998, 1997 and 1996, respectively.
         Contributing further to its improved net interest income was the exchange on February 2, 1998 of 804,000 shares of FBA's common stock for $10.0 million of debt outstanding under the promissory note payable to First Banks. In addition, effective December 4, 1998, the 12.0% convertible debenture totaling $6.5 million, along with accrued interest payable of $2.35 million, was converted into 629,557 shares of FBA common stock at a conversion rate of $14.06 per common share.

Comparison  of Results of Operations  for the Years Ended  December 31, 1998 and
1997

         Net Income. Net income was $4.61 million, or $0.90 per share on a diluted basis, for the year ended December 31, 1998, compared to $3.53 million or $0.86 per share on a diluted basis, for 1997. The improved operating results of FBA reflect the improved performance of both FB California and FB Texas. FB California recorded net income of $3.1 million for the year ended December 31, 1998, in comparison to $2.7 million for 1997. FB Texas' net income increased to $3.6 million from $3.3 million for the years ended December 31, 1998 and 1997, respectively. These increases were primarily a result of improved net interest income. As previously discussed, net interest income increased by $7.8 million to $31.2 million, or 5.03% of average interest-earning assets, from $23.4 million, or 4.71% of average interest-earnings assets, for the years ended December 31, 1998 and 1997, respectively.

      Offsetting the increase in net income for 1998 were the additional costs associated with Surety Bank's and Pacific Bay Bank's data processing and back-office conversions to FBA's systems and procedures completed during February and May of 1998, respectively, and an after tax charge of $225,000 in settlement of certain litigation. In addition, noninterest expense also includes $1.8 million of guaranteed preferred debenture expense for 1998. As more fully discussed under "--Financial Condition and Average Balances" and Note 8 of the consolidated financial statements, FBA issued the Preferred Securities during July 1998.

         Provision for Possible Loan Losses. The provision for possible loan losses was $900,000 and $2.0 million for the years ended December 31, 1998 and 1997, respectively. The provision for possible loan losses for 1998 is primarily attributable to loan growth, in contrast to 1997, which was provided to support the changing composition of the loan portfolio from one with a significant preponderance in indirect automobile loans, to one having substantial portions of commercial and financial, real estate construction and development and commercial real estate loans. See "--Loans and Allowance for Possible Loan Losses" for a further discussion of FBA's policies and practices of monitoring and maintaining the allowance for possible loan losses.
         Supporting the decrease in the provision for possible loan losses is the reduction in net loan charge-offs to $1.1 million for 1998, compared to $1.4 million for 1997. In addition, the net loan charge-offs in 1998 related primarily to the loan portfolio obtained through the acquisition of Pacific Bay Bank. The related acquired allowances for possible loan losses for Pacific Bay Bank was $885,000 at the acquisition date.

         Noninterest   Income  and  Expense.   The  following  table  summarizes
noninterest income and noninterest expense for the years ended December 31, 1998 and 1997.

                                                                                        Increase (decrease)
                                                                                        -------------------
                                                               1998        1997         Amount       Percent
                                                               ----        ----         ------       -------
                                                                    (dollars expressed in thousands)
   Noninterest income:
       Service charges on deposit accounts
         and customer service fees........................   $  2,935       2,239           696        31.09%
       Other income ......................................      1,099         972           127        13.07
       Gain on sales of securities, net...................        341          76           265       348.68
                                                             --------     -------      --------
           Total noninterest income.......................   $  4,375       3,287         1,088        33.10
                                                             ========     =======      ========      =======

   Noninterest expense:
       Salaries and employee benefits ....................   $  8,203       6,226         1,977        31.75%
       Occupancy, net of rental income ...................      2,291       2,166           125         5.77
       Furniture and equipment ...........................      1,708       1,149           559        48.65
       Advertising and business development...............        616         234           382       163.25
       Postage, printing and supplies.....................        752         496           256        51.61
       Legal, examination and professional fees...........      4,325       3,241         1,084        33.45
       Data processing ...................................      2,042       1,084           958        88.38
       Amortization of intangibles associated with the
         purchase of subsidiaries.........................        596         220           376       170.91
       Communications.....................................        720         673            47         6.98
       (Gain) loss on sale of other real estate,
         net of expenses..................................         34        (350)          384      (109.71)
       Guaranteed preferred debenture expense.............      1,758          --         1,758          --
       Other..............................................      3,427       2,538           889        35.03
                                                             --------     -------      --------
           Total noninterest expense......................   $ 26,472      17,677         8,795        49.75
                                                             ========     =======      ========      =======

         Noninterest Income. Noninterest income, which consists primarily of service charges on deposit accounts and customer service fees, totaled $4.4 million and $3.3 million for the years ended December 31, 1998 and 1997, respectively.
         Service charges on deposit accounts and customer service fees increased to $2.9 million for 1998, from $2.2 million for 1997. The increase is primarily attributable to the acquisitions of Surety Bank and Pacific Bay Bank, and the increase of commercial and retail banking services utilized by FBA's expanding base of retail and corporate customers.
         Other income was $1.1 million and $972,000 for the years ended December 31, 1998 and 1997, respectively. The increase is primarily attributable to income earned on FBA's investment in bank owned life insurance (BOLI). The BOLI income totaled $411,000 for the period from the time of investment, April 1998, through December 31, 1998.
         Noninterest income for 1998 also includes $341,000 of net gains on sales of securities. The gains resulted from the sales of certain available-for-sale securities to provide funds for FBA's loan growth.
         Noninterest Expense. Noninterest expense was $26.5 million for the year ended December 31, 1998, compared to $17.7 million for 1997. The increase is attributable to the noninterest expense of Surety Bank and Pacific Bay Bank, nonrecurring expenses associated with those acquisitions, the additional noninterest expense attributable to FBA's expansion of its corporate lending and retail banking functions and the issuance of the Preferred Securities.
         Specifically, salaries and employee benefits increased by $2.0 million to $8.2 million from $6.2 million for the years ended December 31, 1998 and 1997, respectively. The increase is attributable to both the acquisitions of Surety Bank and Pacific Bay Bank and the expansion of FBA's commercial and retail business development staff and related support personnel.
         Contrary to the overall increase in noninterest expense resulting from the aforementioned acquisitions was occupancy, net of rental income, which remained relatively constant at $2.3 million and $2.2 million for the years ended December 31, 1998 and 1997, respectively. Offsetting the cost of the additional facilities provided by acquisitions was additional rental income from increased subleasing of excess space within FBA's banking premises, relocation of certain California branches and reductions in expenses related to centralization of recently acquired entities' functions into FBA's systems.
         Advertising and business development increased by $382,000 to $616,000 from $234,000 for 1998 and 1997, respectively. The additional costs were incurred to facilitate the further development of FBA's franchise and expanding base of products and services.
         Legal, examination and professional fees increased to $4.3 million from $3.2 million for 1998 and 1997, respectively. As more fully described in Note 15 to the consolidated financial statements, legal, examination and professional fees includes various fees since FBA utilizes First Banks and certain of its affiliates in providing certain services for FBA and the Subsidiary Banks. FBA's overall asset growth and expansion of its product and service offerings has required additional service and support. The fees paid for these services are at least as favorable as could have been obtained from an unaffiliated third party.
         Data processing fees were $2.0 million and $1.1 million for 1998 and 1997, of which $1.9 million and $722,000 were paid to First Services L. P., an affiliate of First Banks. As more fully described in Note 15 to the consolidated financial statements, First Services L. P. provides data processing and various related services to FBA and the Subsidiary Banks. The increase in data processing fees is attributable to the overall growth of FBA, enhancing systems to support existing and developing product and service offerings and the additional costs associated with the Year 2000 project. As discussed under, "--Year 2000 Compatibility," FBA incurred direct expenses of $180,000 in 1998 with respect to the Year 2000 project.
         Intangibles associated with the purchase of subsidiaries are amortized to expense on a straight-line basis over approximately 15 years. The increase for 1998 is attributable to the amortization of the cost in excess of the fair value of the net assets acquired of Surety Bank, which was acquired on December 1, 1997, Pacific Bay Bank and the minority shareholders of FCB, which were both acquired in February 1998.
         Noninterest expense also includes $1.8 million of guaranteed preferred debenture expense for 1998. As more fully discussed under "--Financial Condition and Average Balances" and Note 8 of the consolidated financial statements, FBA issued Preferred Securities during July 1998.
         Other noninterest expense for 1998 includes a $350,000 charge in settlement of certain litigation.

Comparison  of Results of Operations  for the Years Ended  December 31, 1997 and
1996
         Net Income. Net income for the year ended December 31, 1997 improved to $3.5 million from $691,000 for 1996, an increase of 411%. This improvement is primarily attributable to net interest income. As previously discussed, net interest income increased by $5.6 million to $23.4 million, an increase of 30.9% or 4.71% of average earning assets, for 1997, from $17.8 million, or 4.28% of average earning assets, for 1996.
         Provision for Possible Loan Losses. The provision for possible loan losses was $2.0 million and $2.4 million for the years ended December 31, 1997 and 1996, respectively. Net loan charge-offs were $1.4 million and $4.6 million for the years ended December 31, 1997 and 1996, respectively. The allowance for possible loan losses was $11.4 million, or 2.64% of total loans, net of unearned discount, at December 31, 1997, compared to $10.7 million, or 3.19% of total loans, net of unearned discount, at December 31, 1996. Loans which were either 90 days or more past due and still accruing interest or on nonaccrual status totaled $4.0 million and $3.6 million at December 31, 1997 and 1996, respectively, representing 0.93% and 1.06% of total loans, net of unearned discount, at those dates. Loans which were between 30 and 89 days past due were $7.9 million, or 1.82% of total loans, net of unearned discount, at December 31, 1997, compared to $7.3 million, or 2.17% of total loans, net of unearned discount, at December 31, 1996.

         Although asset quality improved, FBA continued to provide for possible loan losses in recognition of the overall growth in the loan portfolio as well as its changing composition. As the portfolio changed from one with significant preponderance in indirect automobile loans, to one having substantial portions of commercial and financial, real estate construction and development and commercial real estate loans, the credit risk profile also change. Typically, a larger group of lower balance homogeneous loans, such as the indirect automobile loan portfolio, exhibits certain past due and loan loss experience trends which provides FBA a basis for establishing an adequate level of allowance for possible loan losses. While these same trends are included in FBA's evaluation of its commercial lending activities, the overall credit risk of this type of portfolio is heightened as the possibility of a significant unforeseen loss occurring over time is greater.
         Noninterest Income and Expense. The following table summarizes noninterest income and noninterest expense for the years ended December 31, 1997 and 1996.

                                                                                         Increase (decrease)
                                                                                         -------------------
                                                               1997           1996       Amount      Percent
                                                               ----           ----       ------      -------
                                                                   (dollars expressed in thousands)
   Noninterest income:
       Service charges on deposit accounts
         and customer service fees........................   $  2,239        2,258         (19)       (0.8)%
       Other income ......................................        972        1,142        (170)      (14.9)
       Gain on sales of securities, net...................         76          185        (109)      (58.9)
                                                             --------     --------      ------
           Total noninterest income.......................   $  3,287        3,585        (298)       (8.3)
                                                             ========     ========      ======     =======
   Noninterest expense:
       Salaries and employee benefits ....................   $  6,226        5,249         977        18.6%
       Occupancy, net of rental income ...................      2,166        1,832         334        18.2
       Furniture and equipment ...........................      1,149        1,003         146        14.6
       Advertising and business development...............        234           51         183       358.8
       Postage, printing and supplies.....................        496          744        (248)      (33.3)
       Legal, examination and professional fees...........      3,241        2,777         464        16.7
       Data processing ...................................      1,084          735         349        47.5
       Amortization of intangibles associated with
         the purchase of subsidiaries.....................        220           34         186       547.1
       Communications.....................................        673          623          50         8.0
       (Gain) loss on sale of other real estate,
         net of expenses..................................       (350)       1,148      (1,498)     (130.5)
       Other..............................................      2,538        3,541      (1,003)      (28.3)
                                                             --------     --------      ------
           Total noninterest expense......................   $ 17,677       17,737         (60)       (0.3)
                                                             ========     ========      ======     =======

         Noninterest Income. Noninterest income was $3.3 million for the year ended December 31, 1997, in comparison to $3.6 million for 1996, representing a decrease of $300,000.
         Service charges on deposit accounts and customer service fees decreased to $2.2 million from $2.3 million for the years ended December 31, 1997 and 1996, respectively. The decrease is primarily attributable to the deposit base of FCB, which experienced both a reduction in the number of demand deposit accounts subject to service charges and which reduced its minimum balance requirements in conjunction with a promotional campaign. The decrease was substantially offset by the additional service charges and fees provided by the acquisition of Sunrise Bank.
         Other income was $972,000 and $1.1 million for the years ended December 31, 1997 and 1996, respectively. For 1997, other income consists primarily of certain legal settlements received applicable to pending litigation of the former Sunrise Bank and a net gain of $47,000 realized upon sales of repossessed and other assets. Other income for the year ended December 31, 1996 includes a $795,000 gain realized upon FCB's sale and assignment of certain railroad cars and the associated leveraged leases to an unrelated party.
         In addition, the decrease in noninterest income for the year ended December 31, 1997 is attributable to a gain of $76,000 recognized upon the sale of an investment security for the year ended December 31, 1997, compared to a gain of $185,000 for 1996.

         Noninterest Expense. Noninterest expense decreased by $60,000 to $17.7 million for the year ended December 31, 1997 compared to 1996. The decrease is primarily attributable to a gain on sale of other real estate, net of expenses, substantially offset by increases in other noninterest expense categories including salaries and benefits, occupancy, net of rental income, data processing and legal, examination and professional fees. These increases are primarily attributable to the acquisitions of Surety Bank, Sunrise Bank and FBA's expansion of its corporate lending and retail staff. In particular, salaries and employee benefits increased by $980,000 to $6.2 million for 1997 from $5.2 million for 1996. In addition, occupancy, net of rental income, and data processing expenses increased by $334,000 and $349,000 for the year ended December 31, 1997, respectively, in comparison to 1996.
         Legal, examination and professional fees increased to $3.2 million from $2.8 million for the years ended December 31, 1997 and 1996, respectively. The increase is primarily attributable to the fees paid to First Banks and its affiliates for management services and loan servicing. Fees payable to First Banks and its affiliates generally increase as FBA expands through acquisitions and internal growth, reflecting the higher levels of service needed to operate the Subsidiary Banks. See Note 15 to the consolidated financial statements.
         For 1997, FBA realized a gain on sale of other real estate, net of expenses, of $350,000, compared to losses and expenses on sale of other real estate of $1.1 million for the same period in 1996. The improvement for 1997 is attributable to a gain realized upon the sale of a parcel of other real estate, net of expenses, and an overall decrease in the losses and expenses of maintaining a reduced level of other real estate. In addition, for 1996, losses and expenses on other real estate, net of gains, included $996,000 of valuation write-downs.
         Noninterest expense also reflects a decrease in other expense of $1.0 million to $2.5 million from $3.5 million for the years ended December 31, 1997 and 1996, respectively. The decrease is primarily attributable to the Federal Deposit Insurance Corporations premiums, which decreased by $378,000 to $119,000 from $497,000 for 1997 and 1996, respectively, and a noncredit provision for possible losses within the indirect automobile dealer lending program of $842,000 recorded in 1996. These decreases were partially offset by an increase in certain components of other expense consistent with FBA's organizational growth and expansion of product and service offerings.

Investment Securities

         FBA classifies the securities within its investment portfolio as held to maturity or available for sale. FBA does not engage in the trading of investment securities. As more fully described in Notes 1 and 3 to the consolidated financial statements of FBA, the investment security portfolio consists primarily of securities designated as available-for-sale. The investment security portfolio was $117.0 million at December 31, 1998, compared to $148.2 million and $125.1 million at December 31, 1997 and 1996, respectively. See, "--Financial Condition and Average Balances" for further discussion of the investment security portfolio.

Loans and Allowance for Possible Loan Losses

         Interest earned on the loan portfolio is the primary source of income for FBA. Loans, net of unearned discount, represented 71.7% of total assets as of December 31, 1998, compared to 67.0% and 63.6% as of December 31, 1997 and 1996, respectively. At December 31, 1998 and 1997, total loans, net of unearned discount, were $516.4 million and $431.5 million, increases of $84.9 million and $95.1 million, from $336.4 million at December 31, 1996. As previously discussed under "--Acquisitions and Financial Condition and Average Balances," the increases are attributable to the loans provided by the acquisitions of Pacific Bay Bank, Surety Bank and Sunrise Bank, and the growth of the commercial and financial, commercial real estate and real estate construction and development loan portfolios, partially offset by the decrease in the portfolio of indirect automobile loans.
      The following table summarizes the changes in the loan portfolio for the periods indicated:

                                                                                      Increase (decrease)
                                                                               For the years ended December 31,
                                                                            1998            1997            1996
                                                                               (dollars expressed in thousands)
Loans provided by acquisition:

     Pacific Bay Bank..................................................  $   29,700            --               --
     Surety Bank.......................................................          --        54,400               --
     Sunrise Bank......................................................          --            --           61,100
Internal loan volumes increase (decrease):
     Commercial lending................................................      86,400        71,200           48,900
     Indirect automobile loans.........................................     (14,400)      (28,600)         (36,800)
     Other.............................................................     (16,800)       (1,900)          (3,400)
                                                                         ----------       -------          -------
              Total increase in loans,
                net of unearned discount...............................  $   84,900        95,100           69,800
                                                                         ==========       =======          =======
Increase (decrease) in potential problem loans (1)....................   $    1,600        (7,300)          (6,200)
                                                                         ==========       =======          =======

--------------
(1) Potential problem loans include indirect automobile loans 60 days or more past due, loans on nonaccrual status and other loans identified by management as having potential credit problems.

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

                                                                      December 31,
                                  1998               1997                1996                1995              1994
                           -----------------   ----------------   ----------------    ---------------    ---------------
                           Amount     Percent   Amount   Percent    Amount  Percent    Amount   Percent   Amount   Percent
                        (dollars expressed in thousands)

Commercial and financial $140,151     27.1%   $109,763    25.8%    $ 80,781   24.0%  $ 48,807    18.3%  $ 14,556      7.4%
Real estate construction
   and development......  161,696     31.3      93,454    22.0       58,045   17.3     30,142    11.3     13,793      7.0
Real estate mortgage....  155,443     30.1     149,951    35.2       93,864   27.9     45,530    17.1     14,796      7.6
Consumer and
    installment, net
    of unearned
    discount............   59,113     11.5      72,579    17.0      103,681   30.8    142,109     53.3    152,91     78.0
                         --------     ----    --------   -----     --------  -----    -------     ----  --------    -----
      Total loans,
        excluding loans
        held for sale...  516,403    100.0%    425,747   100.0%     336,371  100.0%   266,588    100.0%  196,061    100.0%
                         ========    =====    ========   =====     ========  =====   ========    =====   =======    =====
Loans held for sale.....       --                5,708                   --                --              7,253
                         --------            ---------             --------          --------           --------
      Total loans....... $516,403             $431,455             $336,371          $266,588           $203,314
                         ========             ========             ========          ========           ========



         Loans at December 31, 1998 mature as follows:

                                                             Over one year
                                                          through five years         Over five years
                                             One year      Fixed     Floating      Fixed     Floating
                                              or less      rate        rate        rate        rate       Total
                                              -------      ----        ----        ----        ----       -----
                                                               (dollars expressed in thousands)

Commercial and financial................. $ 128,409       11,194        284         264         --      140,151
Real estate construction
    and development......................   161,523          123         --          50         --      161,696
Real estate mortgage.....................   108,129       25,578      8,855      12,881         --      155,443
Consumer and installment,
    net of unearned discount.............    10,782       42,441         --       5,890         --       59,113
                                          ---------       ------     ------     -------    -------    ---------
           Total loans................... $ 408,843       79,336      9,139      19,085         --      516,403
                                          =========       ======     ======     =======    =======    =========


         The following table is a summary of loan loss experience for the five years ended December 31, 1998:

                                                                           December 31,
                                                  1998          1997           1996          1995          1994
                                                  ----          ----           ----          ----          ----
                                                                (dollars expressed in thousands)

Balance at beginning of year...............     $ 11,407        10,744        10,616         2,756         2,637
Acquired allowances for possible
   loan losses.............................          885            30         2,338         4,797            --
                                                --------      --------      -------        ------        ------
                                                  12,292        10,774        12,954         7,553         2,637
                                                --------      --------       -------        ------        ------
Loans charged off:
     Commercial and financial..............       (1,464)         (966)       (2,286)           --            (7)
     Real estate construction and
       development.........................           --           (15)         (164)           (2)           --
     Real estate mortgage..................       (1,031)         (244)         (786)         (153)         (375)
     Consumer and installment..............       (1,040)       (2,430)       (3,818)       (4,018)       (1,876)
                                                --------      --------       -------        ------        ------
   Total loans charged-off.................      (3,535)        (3,655)       (7,054)       (4,173)       (2,258)
                                                --------      --------       -------        ------        ------
Recoveries of loans previously charged off:
      Commercial and financial.............        1,314           926         1,271           223           184
      Real estate construction
        and development....................          219            68            15             1            --
      Real estate mortgage.................          213           195           109            36           258
      Consumer and installment.............          724         1,099         1,044           560           677
                                                --------      --------       -------        ------        ------
   Total recoveries of loans previously
     charged off...........................        2,470         2,288         2,439           820         1,119
                                                --------      --------       -------        ------        ------
   Net loans charged-off...................       (1,065)       (1,367)       (4,615)       (3,353)       (1,139)
                                                --------      --------       -------        ------        ------
Provision for possible loan losses.........          900         2,000         2,405         6,416         1,258
                                                --------      --------       -------        ------        ------
Balance at end of year.....................     $ 12,127        11,407        10,744        10,616         2,756
                                                ========      ========       =======        ======        ======

Loans outstanding:
      Average..............................     $465,539       343,329       273,063       230,451       182,922
      End of period........................      516,403       431,455       336,371       266,588       203,314
      Ratio of allowance for possible
   loan losses to loans outstanding:
     Average...............................         2.60%         3.32%          3.93%        4.61%         1.51%
     End of period.........................         2.35          2.64           3.19         3.98          1.36
 ...Ratio of net loan charge-offs to average
   loans outstanding.......................          .23          0.40           1.69         1.45          0.62
                                                ========      ========       ========       ======       =======

Allocation of allowance for possible
    loan losses at end of period:
   Commercial and financial................     $ 3,368          2,552         3,417         2,534           197
   Real estate construction and development       3,813          1,680         1,320         1,835           187
   Real estate mortgage....................       2,039          3,536         3,645         2,210           201
   Consumer and installment................       1,077          1,539         2,362         4,037         2,171
   Unallocated.............................       1,830          2,100            --            --            --
                                                -------       --------       -------        ------        ------
     Total ................................     $12,127         11,407        10,744        10,616         2,756
                                                =======       ========       =======        ======        ======
Percent of categories to loans,
 ..................net of unearned discount:
   Commercial and financial................         27.1%          25.4%         24.0%        18.3%          7.1%
   Real estate construction and development         31.3          21.7           17.3         11.3           6.8
   Real estate mortgage....................         30.1          34.8           27.9         17.1           7.3
   Consumer and installment................         11.5          16.8           30.8         53.3          75.2
   Loans held for sale.....................           --           1.3             --           --           3.6
                                                --------      --------       --------       ------        -------
     Total.................................        100.0%        100.0%         100.0%       100.0%        100.0%
                                                ========      ========       ========       ======        ======

         Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of the dates indicated:

                                                                           December 31,
                                                    ----------------------------------------------------------
                                                    1998           1997       1996           1995          1994
                                                    ----           ----       ----           ----          ----
                                                                (dollars expressed in thousands)

Nonperforming loans............................   $    8,632       2,846       2,959         5,075           293
Other real estate, net                                   161         601         977         2,393         1,553
                                                  ----------   ---------   ---------     ---------      --------
      Total nonperforming assets...............   $    8,793       3,447       3,936         7,468         1,846
                                                  ==========   =========   =========     =========      ========
Loans, net of unearned discount................   $  516,403     431,455     336,371       266,588       203,314
                                                  ==========   =========   =========     =========      ========
Loans past due:
  Over 30 days to 90 days......................   $    6,269       7,866       7,302         9,664         1,368
  Over 90 days and still accruing..............          306       1,158         615         2,766           183
                                                  ----------   ---------   ---------     ---------      --------
      Total past-due loans.....................   $    6,575       9,024       7,917        12,430         1,551
                                                  ==========   =========   =========     =========      ========
Allowance for possible loan losses
  to loans.....................................         2.35%       2.64%       3.19%         3.98%         1.36%
Nonperforming loans to loans...................         1.67        0.66        0.88          1.90          0.14
Allowance for possible loan losses
  to nonperforming loans.......................       140.49      400.81      363.10        209.18         940.61
Nonperforming assets to loans
  and other real estate........................         1.70        0.80        1.17          2.78          0.90
                                                  ==========   =========   =========     =========      ========

         Nonperforming loans, consisting of loans on nonaccrual status and certain restructured loans, were $8.6 million at December 31, 1998 in comparison to $2.8 million at December 31, 1997. The increase is primarily attributable to the loans obtained through the acquisition of Pacific Bay Bank and the overall growth of FBA's loan portfolio.
         As of December 31, 1998, 1997 and 1996, $1.7 million, $5.9 million and $13.0 million, respectively, of loans not included in the table above were identified by management as having potential credit problems which raised doubts as to the ability of the borrowers to comply with the present loan repayment terms.
         FBA's credit management policy and procedures focus on identifying, measuring and controlling credit exposure. These procedures employ a lender-initiated system of rating credits, which is ratified in the loan approval process and subsequently tested in internal loan reviews, external audits and regulatory bank examinations. Basically, the system requires rating all loans at the time they are made, except for homogeneous categories of loans, such as residential real estate mortgage loans and indirect automobile loans. These homogeneous loans are assigned an initial rating based on FBA's experience with each type of loan. Adjustments to these ratings are based on payment experience subsequent to their origination.
         Adversely rated credits, including loans requiring close monitoring which would not normally be considered criticized credits by regulators, are included on a monthly loan watch list. Loans may be added to the watch list for reasons which are temporary and correctable, such as the absence of current financial statements of the borrower, or a deficiency in loan documentation. Other loans are added whenever any adverse circumstance is detected which might affect the borrower's ability to meet the terms of the loan. Such circumstances include the delinquency of a scheduled loan payment, a deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates. Loans on the watch list require detailed loan status reports prepared by the responsible officer every four months, which are then discussed in formal meetings with loan review and credit administration staff members. Downgrades of loan risk ratings may be initiated by the responsible loan officer at any time. However, upgrades of risk ratings may only be made with the concurrence of selected loan review and credit administration staff members generally at the time of the formal watch list review meetings.

         Each month, the credit administration department provides FBA's management with detailed lists of loans on the watch list and summaries of the entire loan portfolio of each Subsidiary Bank by risk rating. These are coupled with analyses of changes in the risk profiles of the portfolios, changes in past due and nonperforming loans and changes in watch list and classified loans over time. In this manner, the overall increases or decreases in the levels of risk in the portfolios are monitored continually. Factors are applied to the loan portfolios for each category of loan risk to determine acceptable levels of allowance for possible loan losses. These factors are derived primarily from the actual loss experience of the Subsidiary Banks and from published national surveys of norms in the industry. The calculated allowances required for the portfolios are then compared to the actual allowance balances to determine the provisions necessary to maintain the allowances at appropriate levels. In addition, management exercises judgment in its analysis of determining the overall level of the allowance for possible losses. In its analysis, management considers the change in the portfolio, including growth and composition, and the economic conditions of the regions in which FBA operates.
         Based on this quantitative and qualitative analysis, the allowance for possible loan losses is adjusted. Such adjustments are reflected in the consolidated statements of income.
         FBA does not engage in lending in foreign countries or based on activities in foreign countries. Additionally, FBA does not have any concentrations of loans exceeding 10% of total loans which are not otherwise disclosed in the loan portfolio composition table and Note 4 to the accompanying consolidated financial statements. FBA does not have any interest-bearing assets which would have been included in nonaccrual, past due or restructured loans if such assets were loans.

Deposits

         Deposits are the primary source of funds for FBA. FBA's deposits consist principally of core deposits from its local market areas. FBA does not accept brokered deposits. The following table sets forth the distribution of FBA's average deposit accounts at the dates indicated and the weighted average interest rates by category of deposit:

                                                                 Years ended December 31,
                                             -------------------------------------------------------------------
                                                    1998                    1997                      1996
                                             -------------------   ---------------------      ------------------
                                              Balance      Rate      Balance       Rate        Balance      Rate
                                              -------      ----      -------       ----        -------      ----
                                                               (dollars expressed in thousands)

Non-interest-bearing demand.............    $   95,095       --%  $  78,222         --%       $ 70,739        --%
Interest-bearing demand ................        73,689     1.73      66,687       2.10          43,048      1.76
Savings.................................       161,362     3.91     108,430       3.46          91,043      3.10
Time deposits of $100 or more...........        51,546     5.69      39,126       5.48          36,586      5.49
Other time..............................       203,626     5.45     168,795       5.59         152,812      5.47
                                            ----------    =====   ---------      =====        --------    ======
      Total average deposits............    $  585,318            $ 461,260                   $394,228
                                            ==========            =========                   ========

         Non-interest-bearing demand, interest-bearing demand and savings have no stated maturity. The maturity distribution of time deposits of $100,000 or more and other time is presented in the interest rate sensitivity table under "--Interest Rate Risk Management."

Capital

         In 1996, FBA purchased an outstanding warrant to acquire 131,336 shares of FBA common stock at $0.75 per share from the FDIC for an aggregate amount of $1.3 million. The purchase of the warrant was applied as a reduction of capital surplus.
         FBA issued 264,622 shares of common stock in connection with its acquisition of Surety Bank, resulting in an increase in stockholders' equity of $4.8 million. The increase represents the fair value of the net assets exchanged for FBA common stock, as determined by the market value of FBA common stock at the date of the agreement.

         On February 2, 1998, FBA completed its acquisition of FCB. As described under "--Acquisitions" and in Note 2 to the consolidated financial statements, in connection with the acquisition, FBA issued approximately 1,555,728 shares of common stock, of which 1,266,176 were issued to First Banks. The consolidated statements of changes in stockholders' equity reflect the accounts of FBA as if the common stock issued to acquire First Banks' interest in FCB had been outstanding since August 23, 1995.
         On December 4, 1998, First Banks exercised its right to acquire 629,557 shares of FBA common stock by converting the outstanding convertible debenture and related accrued but unpaid interest of $6.5 million and $2.3 million, respectively. As more fully discussed under "--Acquisitions" and in Note 2 to the consolidated financial statements, in connection with FBA's acquisition of FCB, FBA issued to First Banks a convertible debenture totaling $6.5 million and assumed the related accrued but unpaid interest of $2.4 million associated with similar outstanding debentures of FCB owned by First Banks.
         The Board of Directors has authorized the purchase of up to a cumulative total of 816,906 shares of common stock for treasury during 1995 through 1998. Aggregate shares purchased for treasury were 651,867 and 386,458, at an aggregate cost of $10.1 million and $4.4 million as of December 31, 1998 and 1997, respectively.
         As more fully discussed in Note 18 to the consolidated financial statements, Management believes as of December 31, 1998 and 1997, each of the Subsidiary Banks was "well capitalized" as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991.
         As discussed under "--Financial Condition and Average Balances," in 1998, FBA formed First Capital for the purpose of issuing $44.0 million of Preferred Securities. FBA received the proceeds, issued a subordinated debenture to First Capital, and made certain guarantees and commitments relating to the Preferred Securities. The Preferred Securities are eligible for inclusion in Tier 1 capital of FBA for regulatory purposes. See Note 18 to the consolidated financial statements.

Interest Rate Risk Management

         For financial institutions, the maintenance of a satisfactory level of net interest income is a primary factor in achieving acceptable income levels. However, the maturity and repricing characteristics of the institution's loan and investment portfolios, relative to those within its deposit structure, may differ significantly. These characteristics are influenced by the nature of the loan and deposit markets within which such institution operates, as well as its objectives for business development within those markets at any point in time. In addition, the ability of borrowers to repay loans and depositors to withdraw funds prior to stated maturity dates introduces divergent option characteristics which operate primarily as interest rates change. These factors cause various elements of the institution's balance sheet to react in different manners and at different times relative to changes in interest rates, thereby leading to increases or decreases in net interest income over time. Depending upon the nature and velocity of interest rate movements and their effect on the specific components of the institution's balance sheet, the effects on net interest income can be substantial. Consequently, a fundamental requirement in managing a financial institution is establishing effective control over the exposure of the institution to changes in interest rates.
         FBA manages its interest rate risk by: (1) maintaining an Asset Liability Committee ("ALCO") responsible to FBA's Board of Directors to review the overall interest rate risk management activity and approve actions taken to reduce risk; (2) maintaining an effective simulation model to determine FBA's exposure to changes in interest rates; (3) coordinating the lending, investing and deposit-generating functions to control the assumption of interest rate risk; and (4) employing various off-balance-sheet financial instruments to offset inherent interest rate risk when it becomes excessive. The objective of these procedures is to limit the adverse impact which changes in interest rates may have on net interest income.
         The ALCO has overall responsibility for the effective management of interest rate risk and the approval of policy guidelines. The ALCO includes the Chairman, President and Chief Executive Officer, the senior executives of investments, credit, retail banking, commercial banking and finance, and certain other officers. The ALCO is supported by the Asset Liability Management Group which monitors interest rate risk, prepares analyses for review by the ALCO and implements actions which are either specifically directed by the ALCO or established by policy guidelines.
         The objective and primary focus of interest sensitivity management is to optimize earnings results, while managing, within internal policy constraints, interest rate risk. FBA's policy on rate sensitivity is to manage exposure to potential risks associated with changing interest rates by maintaining a balance sheet posture in which annual net interest income is not significantly impacted by reasonably possible near-term changes in interest rates. To measure the effect of interest rate changes, FBA calculates its net income over two one-year horizons on a pro forma basis. The analysis assumes various scenarios for increases and decreases in interest rates including both instantaneous and gradual and parallel and non-parallel shifts in the yield curve, in varying amounts. For purposes of arriving at reasonably possible near-term changes in interest rates, FBA includes scenarios based on actual changes in interest rates which have occurred over a two year period, simulating both a declining and rising interest rate scenario. Consistent with the table presented on page 18, which indicates FBA is "asset-sensitive," FBA's simulation model indicates a loss of projected net income should interest rates decline. While a decline in interest rates of less than 10% has a diminutive effect on the earnings of FBA, a significant decline in interest rates, resembling the actual decline which occurred over a two-year period commencing in March 1991, indicates a loss of net income equivalent to approximately 5% of net interest income for the year ended December 31, 1998.
         FBA utilizes off-balance-sheet derivative financial instruments to assist in the management of interest rate sensitivity and to modify the repricing, maturity and option characteristics of on-balance-sheet assets and liabilities. Derivative financial instruments held by FBA for purposes of managing interest rate risk are summarized as follows:

                                                December 31, 1998          December 31, 1997
                                               -------------------        -------------------
                                               Notional     Credit        Notional     Credit
                                                amount      amount         amount      amount
                                                 ------     ------         ------      ------
                                                      (dollars expressed in thousands)

   Interest rate swap agreements............   $ 65,000        --             --        --
   Interest rate cap agreement..............     10,000        55         10,000       222

         The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of FBA's credit exposure through its use of derivative financial instruments. The amounts and the other terms of the derivatives are determined by reference to the notional amounts and the other terms of the derivatives.
         During 1998, FBA entered into $65.0 million notional amount of interest rate swap agreements (Swap Agreements) to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with its funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The Swap Agreements provide for FBA to receive a fixed rate of interest and pay an adjustable rate equivalent to the 90-day London Interbank Offering Rate (LIBOR). The terms of the Swap Agreements provide for FBA to pay quarterly and receive payment semi-annually. The maturity dates, notional amounts, interest rates paid and received and fair values of interest rate swap agreements outstanding as of December 31, 1998 were as follows:

                                               Notional     Interest rate     Interest rate   Fair value
   Maturity Date                                amount          paid            received         gain
   -------------                                ------          ----            --------         ----
                                                           (dollars expressed in thousands)

   June 11, 2002...........................  $  15,000          5.24%              6.00%            $363
   September 16, 2002......................     20,000          5.22               5.36               87
   September 18, 2002......................     30,000          5.23               5.33               92
                                             ---------                                            ------
                                             $  65,000          5.23               5.56              542
                                             =========          ====               ====           ======

         FBA has an $10.0 million interest rate cap agreement outstanding to limit the interest expense associated with certain interest-bearing liabilities. At December 31, 1998 and 1997, the unamortized costs of this agreement were $130,000 and $242,000, respectively, and were included in other assets. The net amount due to FBA under these agreements was $5,000 and $8,000 at December 31, 1998 and 1997, respectively.

         In addition to the simulation model employed by FBA, a more traditional interest rate sensitivity position is prepared and reviewed in conjunction with the results of the simulation model. The following table presents the projected maturities and periods to repricing of FBA's rate sensitive assets and liabilities as of December 31, 1998, adjusted to account for anticipated prepayments:

                                                                   Over       Over
                                                                   three       six        Over
                                                        Three     through    through       one       Over
                                                       months       six      twelve      through     five
                                                       or less    months     months    five years    years      Total
                                                                    (dollars expressed in thousands)

Interest-earning assets:
   Loans (1).......................................  $ 377,896     36,713     39,298     59,817     2,679     516,403
   Investment securities...........................     22,798     15,827     24,348     50,432     3,558     116,693
   Federal funds sold and other....................     12,001         --         --         --        --      12,001
                                                     ---------  ---------  ---------  ---------  --------   ---------
     Total interest-earning assets.................    412,695     52,540     63,646    110,249     6,237     645,367
   Effect of interest rate swap agreements.........    (65,000)        --         --     65,000        --          --
                                                     ---------  ---------  ---------  ---------  --------   ---------
     Total interest-earning assets after the effect
       of interest rate swap agreements............  $ 347,695     52,540     63,646    175,249     6,237     645,367
                                                     =========  =========  =========  =========  ========   =========
Interest-bearing liabilities:
   Interest-bearing demand accounts................  $  26,885     16,712     10,899      7,993    10,173      72,662
   Money market demand accounts....................     15,099     12,434     10,658     15,099    35,526      88,816
   Savings accounts................................     90,336         --         --         --        --      90,336
   Time deposits...................................     67,508     66,347     57,689     49,831         8     241,384
   Other borrowed funds............................      4,141         --         --         --        --       4,141
                                                     ---------  ---------  ---------  ---------  --------   ---------
     Total interest-bearing liabilities............  $ 203,969     95,494     79,246     72,923    45,707     497,339
                                                     =========  =========  =========  =========  ========   =========
Interest-sensitivity gap:
   Periodic........................................  $ 143,726    (42,954)   (15,600)   102,326   (39,470)    148,028
                                                                                                            =========
   Cumulative......................................    143,726    100,772     85,172    187,498   148,028
                                                     =========  =========  =========  =========  ========
Ratio of interest-sensitive assets to
   interest-sensitive liabilities:
     Periodic......................................       1.70       0.55       0.80       2.40      0.14        1.30
                                                                                                            =========
     Cumulative....................................       1.70       1.34       1.22       1.42      1.30
                                                     =========  =========  =========  =========  ========

----------------------
(1) Loans presented net of unearned discount

         Management made certain assumptions in preparing the table above. These assumptions included: Loans will repay at historic repayment speeds; mortgage-backed securities, included in investment securities, will repay at projected repayment speeds; interest-bearing demand accounts and savings accounts are interest-sensitive at a rate of 37% and 17%, respectively, of the remaining balance for each period presented; and fixed maturity deposits will not be withdrawn prior to maturity. A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the table.
         At December 31, 1998 and 1997, FBA's asset-sensitive position on a cumulative basis through the twelve-month time horizon was $85.2 million, or 11.8% of total assets, and $61.6 million, or 9.6% of total assets, respectively.

The asset-sensitive position is attributable to the composition of the loan and investment security portfolios as compared to the deposit base. The increase for 1998 is primarily attributable to the composition of acquired assets and the remaining proceeds from the issuance of the Preferred Securities of $26.0 million invested on short-term basis. The increase was partially offset by the interest rate swap agreements entered into during June and September 1998.
         The interest-sensitivity position is one of several measurements of the impact of interest rate changes on net interest income. Its usefulness in assessing the effect of potential changes in net interest income varies with the constant change in the composition of FBA's assets and liabilities. For this reason, FBA places greater emphasis on a simulation model for monitoring its interest rate risk exposure.

Liquidity

         The liquidity of FBA and the Subsidiary Banks is the ability to maintain a cash flow which is adequate to fund operations and meet obligations and other commitments on a timely basis. The Subsidiary Banks receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and from earnings. In addition, the Subsidiary Banks may avail themselves of more volatile sources of funds through the issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed, securities sold under agreements to repurchase and borrowings from the FHLB. The aggregate funds acquired from these more volatile sources were $56.3 million and $56.2 million at December 31, 1998 and 1997, respectively.
         The following table presents the maturity structure of volatile funds, which consists of certificates of deposit of $100,000 or more and other short-term borrowings, at December 31, 1998:

                                                     December 31, 1998
                                              (dollars expressed in thousands)

              3 months or less..................         $ 19,759
              Over 3 through 6 months...........           16,608
              Over 6 through 12 months..........           13,065
              Over 12 months....................            6,841
                                                         --------
                Total...........................         $ 56,273
                                                         ========

         In addition to these more volatile sources of funds, FBA has borrowed from First Banks under a $20.0 million promissory note payable (Note Payable). Borrowings under the Note Payable have been utilized to facilitate the funding of FBA's acquisitions, support the possible repurchases of common stock from time to time and for other corporate purposes. The borrowings under the Note Payable bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in The Wall Street Journal. The principal and accrued interest under the Note Payable are due and payable on October 31, 2001. There were no amounts outstanding under the Note Payable at December 31, 1998. At December 31, 1997, $14.9 million was outstanding under the Note Payable. In connection with FBA's acquisition of FCB, $10.0 million of the outstanding balance was exchanged for 804,000 shares of FBA common stock, and the remaining balance was repaid in full from the proceeds from the issuance of the Preferred Securities.
         Management believes the available liquidity and operating results of the Subsidiary Banks will be sufficient to provide funds for growth and to meet FBA's operating and debt service requirements both on a short-term and long-term basis.

Year 2000 Compatibility

         FBA and the Subsidiary Banks are subject to risks associated with the "Year 2000" problem, a term which refers to uncertainties about the ability of various data processing hardware and software systems to interpret dates correctly surrounding the beginning of the Year 2000. Financial institutions are particularly vulnerable to Year 2000 issues because of heavy reliance in the industry on electronic data processing and funds transfer systems.
         As described in Note 15 to the consolidated financial statements, data processing services are provided to FBA by First Services, L.P. under the terms of data processing agreements. To address the Year 2000 problem, FBA, working jointly with First Banks, has established a dedicated team to coordinate the overall Year 2000 Preparedness Program (Program) under the guidelines of the Comprehensive Year 2000 Plan (Plan) as approved by the Board of Directors. The Plan summarizes each major phase of the Program and the estimated costs to remediate and test systems in preparation for the Year 2000. The Plan addresses both Information Technology (IT) projects, such as data processing and data network, and non-IT projects, such as building facilities and security. The major phases of the Program are awareness, assessment, remediation, validation and implementation.

         The awareness phase included a company-wide campaign to communicate the Year 2000 problem and the potential ramifications to the organization. Concurrent with this phase, the Year 2000 Program Team (Team) began the assessment phase of the Program. The assessment phase included the inventorying of systems that may be impacted by the Year 2000 problem. The business use of each inventoried item was analyzed and prioritized from critical to non-critical, based upon the perceived adverse effect on the financial condition of FBA in the event of a loss or interruption in the use of each system. The awareness and assessment phases of the Program were completed as scheduled.
         FBA's critical systems are purchased from industry-known vendors. Such systems are generally used in their standard configuration, that is, with minor modification. Focusing on these critical systems, FBA is closely reviewing and monitoring the Year 2000 progress as reported by each vendor and testing, in most cases, on a system separate from the on-line production system. The review and testing of critical data processing service providers has commenced and should be completed by March 31, 1999.
         For the critical systems that have been modified, the vendors provided remediation for such systems that were not otherwise reported as "Year 2000-ready." As the remediation phase was completed within the stated deadline, FBA did not invoke any remediation contingency efforts.
         Concurrent with the completion of the remediation phase of the Program, FBA commenced the final analysis of the validation phase for critical systems, including remediated systems provided by third party vendors. This portion of the Program was substantially complete as of December 31, 1998, with approximately 95% of critical systems tested.
         FBA, along with First Banks, has accelerated the replacement of its existing teller system (ISC), since certain functions of ISC were not Year 2000 compliant. Planning for the replacement of ISC has been underway for several years with the primary objectives of adding functionality to meet expanding product and service offerings and improving efficiency in serving customers. As the newly selected teller system (CFI) also provided a solution for the Year 2000 problem, the overall implementation schedule was accelerated. Recognizing the heightened risks of deploying CFI system within the narrowed timeline created by the Year 2000 issue, emphasis was first given to the Year 2000 solution for ISC, with deployment of CFI throughout 1999 and early 2000. The testing of the Year 2000 solution ISC has been completed and is available to be implemented throughout FBA's branch network.
         The testing of CFI was completed by December 31, 1998. The CFI was installed in selected bank test locations of First Banks during the fourth quarter of 1998. The estimated cost of the teller replacement is $1.4 million and will be charged to expense over a 60-month period upon installation at each branch location. First Banks is also upgrading its local area network-based systems, networks and core processor, and has purchased certain item processing equipment, as the previous equipment, which is fully depreciated, was not Year 2000 compliant. The estimated cost of these upgrades and the item processing equipment will be charged to FBA under the terms of certain data processing and management services agreements. See Note 15 to the consolidated financial statements for a further discussion of transactions with related parties.
         The final phase of the Program is the implementation of remediated and other systems into the operating environment of FBA and First Banks. The final phase of the Program is scheduled to be completed by June 30, 1999.
         FBA has also assessed the Year 2000 risks relating to its lines of business separate from its dependence on data processing. The assessment includes a review of larger commercial loan and deposit customers to ascertain their overall preparedness regarding Year 2000 risks. The process requires lending and other banking officers to meet with certain of their customers to review and assess their overall preparedness for Year 2000 risks. While the process of evaluating the potential adverse effects of Year 2000 risks on these customers revealed no probable adverse effect to FBA, it is not possible to quantify the overall potential adverse effects to FBA resulting from the failure of these customers, or other customers not meeting the review criteria, to adequately prepare for the Year 2000. The failure of a commercial bank customer to adequately prepare for Year 2000 could have a significant adverse effect on such customer's operations and profitability, in turn inhibiting its ability to repay loans in accordance with their terms or requiring the use of its deposited funds. FBA continues to review and structure certain funding sources to facilitate the Subsidiary Banks' liquidity requirements under varying cash flow assumptions.
         The Plan also provides for the identification and communication with significant non-data processing third party vendors regarding their preparedness for Year 2000 risks. While the results of this process have not revealed any quantifiable loss to FBA, the absence of certain basic services such as telecommunications, electric power and service provided by other financial institutions and governmental agencies would have a serious impact on the operations of FBA. The review of significant non-data processing third party vendors regarding their preparedness for Year 2000 risks will continue in 1999.

         The total cost of the Program is currently estimated at $2.3 million, comprised of capital improvements of $1.4 million and direct expenses reimbursable to First Services L.P. of $900,000. The capital improvements, as previously discussed, will be charged to expense in the form of depreciation expense or lease expense, generally over a period of 60 months. FBA incurred direct expenses related to the Program of approximately $180,000 for 1998. In addition, FBA is estimating direct expenses of $720,000 for the duration of the Program. The total cost could vary significantly from those currently estimated for unforeseen circumstances which could develop in carrying out the Program.
         Concurrent with the development and execution of the Plan is the evolution of FBA's Year 2000 Contingency Plan (Contingency Plan). The Contingency Plan is intended to be a living document changing and developing to reflect the results, progress and current status of the Program. The Contingency Plan includes the remediation and business resumption procedures for common systems, coordinated by the Team, and departmental specific systems, coordinated by the appropriate departmental manager and the assigned Team member. The Contingency Plan addresses a variety of issues including critical systems, credit risk, liquidity, loan and deposit customers, facilities, supplies and computer hot-site location.
         While FBA is making a substantial effort to become Year 2000 compliant, there is no assurance the Year 2000 problem would not have a material adverse effect on its financial condition or results of operations.

Effect of New Accounting Standards

         FBA adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 130 -- Reporting Comprehensive Income (SFAS 130) retroactively on January 1, 1998. SFAS 130 established standards for reporting and displaying income and its components (revenues, gains and losses) in a full set of general purpose financial statements. SFAS 130 mandates that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Comparative financial statements provided for earlier periods have been restated to reflect the application of SFAS 130. The implementation of SFAS 130 did not have a material impact on FBA's consolidated financial statements.
         FBA  adopted  the  provisions  of SFAS  No.  131 --  Disclosures  about
Segments of an Enterprise and Related Information (SFAS 131) on December 31, 1998. SFAS 131 established standards for the way public business enterprises report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders beginning in 1999. Additionally, SFAS 131 established standards for related disclosures about products and services, geographic areas, and major customers superseding SFAS No. 14 -- Financial Reporting for Segments of a Business Enterprise. The implementation of SFAS 131 resulted in no effect on FBA's consolidated financial statements other than additional disclosure requirements included in the notes to the consolidated financial statements.
         In June 1998, the FASB issued SFAS No. 133 -- Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge in one of three categories. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Under SFAS 133, an entity that elects to apply hedge accounting is required to establish at the inception of the hedge the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated and documented pursuant to the provisions of SFAS 133. Earlier application of all of the provisions is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after the issuance date of SFAS 133. Additionally, SFAS 133 should not be applied retroactively to financial statements of prior periods. FBA is currently evaluating SFAS 133 to determine its potential impact on the consolidated financial statements of FBA.

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

                            FIRST BANKS AMERICA, INC.

                       QUARTERLY CONDENSED FINANCIAL DATA
                                   (Unaudited)

                                                                                      1998
                                                                  -----------------------------------------
                                                                      4th        3rd        2nd        1st
                                                                    Quarter    Quarter    Quarter    Quarter
                                                                    -------    -------    -------    -------
                                                                 (dollars in thousands, except per share data)

     Interest income..........................................   $  13,788     14,242     13,401     12,996
     Interest expense.........................................       5,547      5,747      6,035      5,899
                                                                 ---------   --------   --------    -------
                  Net interest income.........................       8,241      8,495      7,366      7,097
     Provision for possible loan losses.......................         175        225        200        300
                                                                 ---------   --------   --------    -------
                  Net interest income after provision
                    for possible loan losses..................       8,066      8,270      7,166      6,797
                                                                 ---------   --------   --------    -------
     Noninterest income:
        Gains on sales of securities..........................          --        240          9         92
        Other.................................................       1,039      1,067        870      1,058
                                                                 ---------   --------   --------    -------
                  Total noninterest income....................       1,039      1,307        879      1,150
                                                                 ---------   --------   --------    -------
     Noninterest expense......................................       7,142      6,932      6,341      6,057
                                                                 ---------   --------   --------    -------
                  Income before income tax expense............       1,963      2,645      1,704      1,890
     Income tax expense.......................................         994      1,125        683        790
                                                                 ---------   --------   --------    -------
                  Net income..................................   $     969      1,520      1,021      1,100
                                                                 =========   ========   ========    =======
     Earnings per common share:
        Basic.................................................   $    0.18       0.30       0.20       0.22
        Diluted...............................................        0.18       0.30       0.20       0.22
                                                                 =========   ========   ========    =======

                                                                                      1997
                                                                  ------------------------------------------
                                                                      4th        3rd        2nd        1st
                                                                    Quarter    Quarter    Quarter    Quarter
                                                                    -------    -------    -------    -------
                                                                 (dollars in thousands, except per share data)

     Interest income..........................................   $  11,730     10,967     10,209      9,611
     Interest expense.........................................       5,295      4,792      4,560      4,508
                                                                 ---------   --------   --------    -------
                  Net interest income.........................       6,435      6,175      5,649      5,103
     Provision for possible loan losses.......................         250        465        735        550
                                                                 ---------   --------   --------    -------
                  Net interest income after provision
                    for possible loan losses..................       6,185      5,710      4,914      4,553
                                                                 ---------   --------   --------    -------
     Noninterest income:
        Gains on sales of securities..........................          76         --         --         --
        Other.................................................         663        655      1,022        871
                                                                 ---------   --------   --------    -------
                  Total noninterest income....................         739        655      1,022        871
                                                                 ---------   --------   --------    -------
     Noninterest expense......................................       4,860      4,216      4,108      4,493
                                                                 ---------   --------   --------    -------
                  Income before income tax expense............       2,064      2,149      1,828        931
     Income tax expense.......................................       1,052      1,023        709        361
                                                                 ---------   --------   --------    -------
                  Income before minority interest in income
                    of subsidiary.............................       1,012      1,126      1,119        570
     Minority interest in income of subsidiary................           9         83        134         68
                                                                 ---------   --------   --------    -------
                  Net income..................................   $   1,003      1,043        985        502
                                                                 =========   ========   ========    =======
     Earnings per common share:
        Basic.................................................   $    0.25       0.26       0.24       0.12
        Diluted...............................................        0.25       0.26       0.24       0.11
                                                                 =========   =========  ========    =======

                            FIRST BANKS AMERICA, INC.

                          INDEPENDENT AUDITORS' REPORT



KPMG LLP


The Board of Directors and Stockholders
First Banks America, Inc.:

         We have audited the accompanying consolidated balance sheets of First Banks America, Inc. and subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Banks America, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                   /s/KPMG LLP

St. Louis, Missouri
March 17, 1999

                            FIRST BANKS AMERICA, INC.

                           CONSOLIDATED BALANCE SHEETS
             (dollars expressed in thousands, except per share data)




                                                                                                December 31,
                                                                                                ------------
                                                                                             1998          1997
                                                                                             ----          ----
                                      ASSETS
                                      ------

Cash and cash equivalents:
    Cash and due from banks............................................................. $   34,312       32,257
    Interest-bearing deposits with other financial institutions
       with maturities of three months or less..........................................      1,001          690
    Federal funds sold..................................................................     11,000        2,215
                                                                                         ----------     --------
         Total cash and cash equivalents................................................     46,313       35,162
                                                                                         ----------     --------

Investment securities:
    Available for sale, at fair value...................................................    114,937      148,181
    Held to maturity, at amortized cost (fair value of $2,013 at December 31, 1998).....      2,026           --
                                                                                         ----------     --------
         Total investments..............................................................    116,963      148,181
                                                                                         ----------     --------
Loans:
    Commercial and financial............................................................    140,151      109,763
    Real estate construction and development............................................    161,696       93,454
    Real estate mortgage................................................................    155,443      149,951
    Consumer and installment............................................................     61,907       75,023
    Loans held for sale.................................................................         --        5,708
                                                                                         ----------     --------
         Total loans....................................................................    519,197      433,899
    Unearned discount...................................................................     (2,794)      (2,444)
    Allowance for possible loan losses..................................................    (12,127)     (11,407)
                                                                                         ----------     --------
         Net loans......................................................................    504,276      420,048
                                                                                         ----------     --------

Bank premises and equipment, net of accumulated depreciation............................     11,542       10,697
Intangibles associated with the purchase of subsidiaries................................      8,405        7,189
Accrued interest receivable.............................................................      4,443        4,819
Other real estate ......................................................................        161          601
Deferred tax assets.....................................................................     12,121       14,164
Other assets............................................................................     15,773        2,803
                                                                                         ----------     --------
         Total assets................................................................... $  719,997      643,664
                                                                                         ==========     ========


The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST BANKS AMERICA, INC.

             (dollars expressed in thousands, except per share data)



                                                                                               December 31,
                                                                                               ------------
                                                                                             1998         1997
                                                                                             ----         ----
                                                LIABILITIES
                                                -----------

Deposits:
    Demand:
      Non-interest-bearing ...........................................................  $   105,949       97,393
      Interest-bearing................................................................       72,662       73,199
    Savings...........................................................................      179,152      147,623
    Time deposits:
      Time deposits of $100 or more...................................................       52,132       52,472
      Other time deposits.............................................................      189,252      185,840
                                                                                          ---------     --------
         Total deposits...............................................................      599,147      556,527

Short-term borrowings.................................................................        4,141        3,687
Promissory note payable...............................................................           --       14,900
Accrued interest payable..............................................................          538        4,185
Deferred tax liabilities..............................................................        1,722        1,092
Payable to former shareholders of Surety Bank.........................................           --        3,829
Accrued expenses and other liabilities................................................        4,449        5,058
12% convertible debentures ...........................................................           --        6,500
Minority interest in subsidiary.......................................................           --        2,795
                                                                                        -----------     --------
         Total liabilities............................................................      609,997      598,573
                                                                                        -----------     --------

Guaranteed preferred beneficial interest in First Banks
    America, Inc. subordinated debenture..............................................       44,155           --
                                                                                        -----------     --------

                                           STOCKHOLDERS' EQUITY
                                           --------------------

Common stock:
    Common stock,  $0.15 par value;  6,666,666 shares authorized at December 31,
      1998 and 1997; 3,872,697 shares and 2,144,865 shares
      issued at December 31, 1998 and 1997, respectively..............................         581           322
    Class B common stock, $0.15 par value; 4,000,000
      shares authorized; 2,500,000 shares issued and
      outstanding at December 31, 1998 and 1997.......................................         375           375
Capital surplus.......................................................................      68,743        47,329
Retained earnings since elimination of accumulated deficit
    of $259,117 effective December 31, 1994...........................................       5,693         1,083
Common treasury stock, at cost; 651,867 shares and 386,458
    shares at December 31, 1998 and 1997, respectively................................     (10,088)       (4,350)
Accumulated other comprehensive income................................................         541           332
                                                                                        ----------      --------
         Total stockholders' equity...................................................      65,845        45,091
                                                                                        ----------      --------
         Total liabilities and stockholders' equity...................................  $  719,997       643,664
                                                                                        ==========      ========


                            FIRST BANKS AMERICA, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
             (dollars expressed in thousands, except per share data)

                                                                                       Years ended December 31,
                                                                                     ---------------------------
                                                                                     1998       1997        1996

Interest income:
    Interest and fees on loans..................................................  $ 45,118     33,393       25,137
    Investment securities.......................................................     8,103      7,870        6,257
    Federal funds sold and other................................................     1,206      1,254        1,988
                                                                                  --------    -------     --------
         Total interest income..................................................    54,427     42,517       33,382
                                                                                  --------    -------     --------
Interest expense:
    Deposits:
      Interest-bearing demand...................................................     1,274      1,398          756
      Savings...................................................................     6,304      3,747        2,819
      Time deposits of $100 or more.............................................     2,932      2,144        2,008
      Other time deposits.......................................................    11,096      9,427        8,353
    Promissory note payable and other borrowings................................     1,622      2,439        1,597
                                                                                  --------    -------     --------
         Total interest expense.................................................    23,228     19,155       15,533
                                                                                  --------    -------     --------
         Net interest income....................................................    31,199     23,362       17,849
Provision for possible loan losses..............................................       900      2,000        2,405
                                                                                  --------    -------     --------
         Net interest income after provision
           for possible loan losses.............................................    30,299     21,362       15,444
                                                                                  --------    -------     --------
Noninterest income:
    Service charges on deposit accounts and customer service fees...............     2,935      2,239        2,258
    Other income................................................................     1,099        972        1,142
    Gain on sales of securities, net............................................       341         76          185
                                                                                  --------    -------     --------
         Total noninterest income...............................................     4,375      3,287        3,585
                                                                                  --------    -------     --------
Noninterest expense:
    Salaries and employee benefits..............................................     8,203      6,226        5,249
    Occupancy, net of rental income.............................................     2,291      2,166        1,832
    Furniture and equipment.....................................................     1,708      1,149        1,003
    Advertising and business development........................................       616        234           51
    Postage, printing and supplies..............................................       752        496          744
    Legal, examination and professional fees....................................     4,325      3,241        2,777
    Data processing.............................................................     2,042      1,084          735
    Amortization of intangibles associated with the purchase of subsidiaries....       596        220           34
    Communications..............................................................       720        673          623
    (Gain) loss on sale of other real estate, net of expenses...................        34       (350)       1,148
    Guaranteed preferred debenture expense......................................     1,758         --           --
    Other.......................................................................     3,427      2,538        3,541
                                                                                  --------    -------     --------
         Total noninterest expense..............................................    26,472     17,677       17,737
                                                                                  --------    -------     --------
         Income before provision for income tax expense
             and minority interest in income of subsidiary......................     8,202      6,972        1,292
Provision for income tax expense................................................     3,592      3,145          470
                                                                                  --------    -------     --------
         Income before minority interest in income of subsidiary................     4,610      3,827          822
Minority interest in income of subsidiary.......................................        --        294          131
                                                                                  --------    -------     --------
         Net income ............................................................  $  4,610      3,533          691
                                                                                  ========    =======     ========

Earnings per common share:
    Basic.......................................................................  $   0.90       0.87         0.16
    Diluted.....................................................................      0.90       0.86         0.16
                                                                                  ========    =======     ========
Weighted average common stock outstanding (in thousands)........................     5,140      4,069        4,225
                                                                                  ========    =======     ========

The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST BANKS AMERICA, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                       Three years ended December 31, 1998
             (dollars expressed in thousands, except per share data)

                                                                                                              Accu-
                                                                                                             mulated
                                                                                                              other     Total
                                                 Class B                Compre-     Retained     Common       compre-   stock-
                                      Common     common    Capital      hensive     earnings    treasury      hensive  holders'
                                       stock     stock     surplus      income      (deficit)     stock       income    equity
                                       -----     -----     -------      ------      ---------     -----       ------    ------

Consolidated balances,
  January 1, 1996...................  $ 280        375      45,871                    (4,814)     (828)          81    40,965
Year ended December 31, 1996:
   Comprehensive income:
    Net income......................    --          --          --         691           691        --           --       691
    Other comprehensive income,
      net of tax-(1) Unrealized
      losses on securities, net
      of reclassification
      adjustment(2).................    --          --          --         (17)           --         --         (17)      (17)
    Comprehensive income............                                       674
                                                                          ====
   Exercise of stock options........     2          --          36                        --         --          --        38
   Compensation paid in stock.......    --          --          10                        --         --          --        10
   Repurchase of outstanding
      warrants......................    --          --      (1,281)                       --         --          --    (1,281)
   Repurchases of common stock......    --          --          --                        --     (2,010)         --    (2,010)
   Pre-merger transactions of FCB...    --          --      (1,774)                    1,673         --        (100)     (201)
                                     -----        ----     -------                     -----      -----       -----    ------
Consolidated balances,
   December 31, 1996................   282         375      42,862                    (2,450)    (2,838)        (36)   38,195
Year ended December 31, 1997:
   Comprehensive income:
    Net income......................    --          --          --       3,533         3,533         --          --     3,533
    Other comprehensive income, net
      of tax-(1) Unrealized gains
      on securities, net of
      reclassification
      adjustment(2).................    --          --          --         368           --          --         368       368
    Comprehensive income............                                     3,901
                                                                         =====
   Issuance of common stock
      for purchase accounting
      acquisition of Surety Bank....    40          --       4,723                      --           --            --     4,763
   Exercise of stock options........    --          --          15                      --           --            --        15
   Redemption of stock options......    --          --        (290)                     --           --            --      (290)
   Compensation paid in stock.......    --          --          13                      --           --            --        13
   Repurchases of common stock......    --          --          --                      --       (1,512)           --    (1,512)
   Pre-merger transactions of FCB...    --          --           6                      --           --            --         6
                                      ----        ----        ----                   -----       ------         -----    ------
Consolidated balances,
   December 31, 1997................   322         375      47,329                   1,083       (4,350)          332    45,091
Year ended December 31, 1998:
   Comprehensive income:
    Net income......................    --          --          --       4,610       4,610           --            --     4,610
    Other comprehensive income,
      net of tax-(1) Unrealized
      gains on securities, net
      of reclassification
      adjustment(2).................    --          --          --         209          --           --           209       209
                                                                         -----
    Comprehensive income............                                     4,819
                                                                         =====
   Issuance of common stock
      for purchase accounting
      acquisition  of FCB...........   43        --        2,965                      --           --            --     3,008
   Exercise of stock options........   --        --           13                      --           --            --        13
   Redemption of stock options......   --        --          (48)                     --           --            --       (48)
   Compensation paid in stock.......   --        --           27                      --           --            --        27
   Conversion of promissory not
      payable.......................  121        --        9,879                      --           --            --    10,000
   Conversion of 12% convertible
      debentures....................   95        --        8,578                      --           --            --     8,673
   Repurchases of common stock......   --        --           --                      --       (5,738)           --    (5,738)
                                     ----      ----        -----                   -----       ------         -----    ------
Consolidated balances,
   December 31, 1998................ $581       375       68,743                   5,693      (10,088)          541    65,845
                                     ====     =====       ======                  ======      =======         =====    ======

(1)      Components of other comprehensive income are shown net of tax.
(2)      Disclosure of reclassification adjustment:

                                                                                           Three years ended December 31,
                                                                                           ------------------------------
                                                                                             1998       1997       1996
                                                                                             ----       ----       ----

    Unrealized gains arising during the period..........................................     $431        417        103
    Less: reclassification adjustment for gains included in net income..................      222         49        120
                                                                                             ----       ----       ----
    Unrealized gains (losses) on securities.............................................     $209        368        (17)
                                                                                             ====       ====       ====

The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST BANKS AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (dollars expressed in thousands)

                                                                                       Years ended December 31,
                                                                                       ------------------------
                                                                                   1998          1997         1996
                                                                                   ----          ----         ----

Cash flows from operating activities:
    Net income.............................................................  $    4,610         3,533            691
    Adjustments to reconcile net income to cash provided
      by operating activities:
        Depreciation, amortization and accretion, net......................       1,658         1,169            153
        Provision for possible loan losses.................................         900         2,000          2,405
        Provision for income tax expense...................................       3,592         3,145            470
        Payments of income taxes...........................................        (797)       (1,943)            --
        Gain on sales of securities, net...................................        (341)          (76)          (185)
        (Increase) decrease in accrued interest receivable.................         456        (1,274)          (852)
        Interest accrued on liabilities....................................      23,228        19,155         15,533
        Payments of interest on liabilities................................     (24,594)      (16,972)       (14,913)
        Other operating activities, net....................................       1,154           (29)           274
                                                                             ----------       -------       --------
              Net cash provided by operating activities....................       9,866         8,708          3,576
                                                                             ----------       -------       --------

Cash flows from investing activities:
    Cash paid for acquired entities, net of cash and cash
      equivalents received.................................................       3,241          3,072        10,715
    Proceeds from sales of investment securities...........................      27,211         11,073        20,564
    Maturities of investment securities available for sale.................      64,934         91,362       248,107
    Purchases of investment securities available for sale..................     (57,830)      (112,730)     (256,304)
    Purchases of investment securities held to maturity....................      (2,033)            --            --
    Net increase in loans..................................................     (59,478)       (44,872)      (17,093)
    Recoveries of loans previously charged-off.............................       2,470          2,288         2,439
    Purchases of bank premises and equipment...............................      (1,768)          (822)         (240)
    Proceeds from sales of other real estate...............................       1,441          1,500         2,805
    Other investing activities.............................................     (14,465)          (259)          968
                                                                             ----------        -------      --------
              Net cash provided by (used in) investing activities..........     (36,277)       (49,388)       11,961
                                                                             ----------        -------      --------

Cash flows from financing activities: Other increases
 (decreases) in deposits:
      Demand and savings deposits..........................................      22,983         34,675       (20,290)
      Time deposits........................................................     (15,524)        (1,540)      (20,341)
    Decrease in federal funds purchased and other short-term borrowings....          --             --          (352)
    Decrease in Federal Home Loan Bank advances............................        (585)        (1,122)       (3,957)
    Increase (decrease) in securities sold under agreements to repurchase..       1,039          1,836          (324)
    (Decrease) increase in promissory note payable.........................      (4,900)           900        12,946
    Decrease in payable to former shareholders of Surety Bank..............      (3,829)            --            --
    Proceeds from issuance of guaranteed preferred subordinated debenture..      44,124             --            --
    Repurchase of common stock for treasury and warrant....................      (5,738)        (1,512)       (3,291)
    Repurchase of stock option.............................................          (8)          (290)           --
    Proceeds from exercise of stock options................................          --             15            38
    Pre-merger transactions of FCB.........................................          --              6         3,218
                                                                             ----------        -------      --------
              Net cash provided by (used in) financing activities..........      37,562         32,968       (32,353)
                                                                             ----------        -------      --------
              Net increase (decrease) in cash and cash equivalents.........      11,151         (7,712)      (16,816)
Cash and cash equivalents, beginning of year...............................      35,162         42,874        59,690
                                                                             ----------        -------      --------
Cash and cash equivalents, end of year.....................................  $   46,313         35,162        42,874
                                                                             ==========        =======      ========

Noncash investing and financing activities:
    Loans transferred to other real estate.................................  $      680            585         1,385
    Issuance of common stock in purchase accounting acquisition............       3,008          4,763            --
    Conversion of promissory note payable to common stock..................      10,000             --            --
    Conversion of 12% convertible debentures and accrued interest payable
      to common stock, net of unamortized deferred acquisition costs.......       8,673             --            --
    Pre-merger transaction of FCB - exchange of common
      stock for dividend payable...........................................  $       --             --           643
                                                                             ==========        =======      ========

The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST BANKS AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The accompanying consolidated financial statements of First Banks America, Inc. and subsidiaries (FBA or the Company) have been prepared in accordance with generally accepted accounting principles and conform to practices prevalent among financial institutions. The following is a summary of the more significant accounting policies followed by FBA:

         Basis of Presentation. The consolidated financial statements of FBA have been prepared in accordance with generally accepted accounting principles and conform to predominant practices within the banking industry. Management of FBA has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates. Certain 1997 and 1996 amounts have been reclassified to conform with the 1998 presentation.
         The Board of Directors of FBA elected to implement an accounting adjustment referred to as a "quasi-reorganization," effective December 31, 1994. In accordance with accounting provisions applicable to a quasi-reorganization, the assets and liabilities of FBA were adjusted to fair value and the accumulated deficit was eliminated as of December 31, 1994.

         Restatement. Effective February 2, 1998, FBA completed its acquisition of First Commercial Bancorp, Inc. (FCB) and FCB's wholly owned subsidiary, First Commercial Bank (First Commercial), in a transaction accounted for as a combination of entities under common control. First Banks, Inc., St. Louis, Missouri (First Banks), owned a majority interest in both FBA and FCB.
         The consolidated financial statements give retroactive effect to the transaction and, as a result, the consolidated balance sheets, statements of income and statements of cash flows are presented as if the combining entities had been consolidated for all periods presented which are subsequent to First Banks' acquisition of FCB on August 23, 1995. The consolidated statements of stockholders' equity reflect the accounts of FBA as if the common stock issued to First Banks in exchange for its majority interest in FCB had been outstanding for all periods subsequent to August 23, 1995. First Banks' ownership interest in FCB was approximately 96.1% from August 23, 1995 to May 1996 and 61.5% from June 1996 to February 2, 1998. The remaining interest in FCB acquired by FBA is reflected in the consolidated financial statements as minority interest for the period from August 23, 1995 to February 2, 1998.
First Banks owned 76.8% of FBA as of December 31, 1998.

         Principles of Consolidation. The consolidated financial statements include the accounts of the parent company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated. FBA operates through two banking subsidiaries, First Bank of California, headquartered in Roseville, California (FB California) and First Bank Texas National Association, headquartered in Houston, Texas (FB Texas), collectively referred to as the Subsidiary Banks.

         Cash and Cash Equivalents. Cash, due from banks, federal funds sold, and interest-bearing deposits with maturities of three months or less are considered to be cash and cash equivalents for purposes of the consolidated statements of cash flows.
         The Subsidiary Banks are required to maintain certain daily reserve balances in accordance with regulatory requirements. These reserve balances were $9.1 million and $4.6 million at December 31, 1998 and 1997, respectively.

         Investment Securities. The classification of investment securities as available for sale or held to maturity is determined at the date of purchase. FBA does not engage in the trading of investment securities. Investment securities classified as available for sale are those debt and equity securities for which FBA has no immediate plan to sell, but which may be sold in the future if circumstances warrant. Available for sale securities are stated at current fair value. Realized gains and losses are included in noninterest income upon commitment to sell, based on the amortized cost of the individual security sold. Unrealized gains and losses are recorded, net of related income tax effects, in a separate component of stockholders' equity. All previous fair value
adjustments   included  in   stockholders'   equity  are  reversed   upon  sale.

         Investment securities designated as held to maturity are those debt securities which FBA has the positive intent and ability to hold until maturity. Held to maturity securities are stated at amortized cost, in which the amortization of premiums and accretion of discounts are recognized over the contractual maturities or estimated lives of the individual securities, adjusted for anticipated prepayments, using the level-yield method.

         Loans. Loans held for portfolio are carried at cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Interest and fees on loans are recognized as income using the interest method. Loans held for portfolio are stated at cost as FBA has the ability and it is management's intention to hold them to maturity.
         The accrual of interest on loans is discontinued when it appears that interest or principal may not be paid in a timely manner in the normal course of business. Generally, payments received on nonaccrual and impaired loans are recorded as principal reductions. Interest income is recognized after all principal has been repaid or an improvement in the condition of the loan has occurred which would warrant resumption of interest accruals.
         A loan is considered impaired when it is probable a creditor will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. When measuring impairment, the expected future cash flows of an impaired loan are discounted at the loan's effective interest rate. Alternatively, impairment is measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Regardless of the historical measurement method used, FBA measures impairment based on the fair value of the collateral when foreclosure is probable. Additionally, impairment of a restructured loan is measured by discounting the total expected future cash flows at the loan's effective rate of interest as stated in the original loan agreement. FBA continues to use its existing nonaccrual methods for recognizing interest income on impaired loans.

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

         Intangibles Associated With the Purchase of Subsidiaries. The excess of cost over net assets acquired of purchased subsidiaries is amortized using the straight-line method over the estimated periods to be benefited, which has been estimated at 15 years.

         Other Real Estate. Other real estate, consisting of real estate acquired through foreclosure or deed in lieu of foreclosure, is stated at the lower of fair value less applicable selling costs. The excess of cost over fair value of the property at the date of acquisition is charged to the allowance for possible loan losses. Subsequent reductions in carrying value, to reflect current fair value or costs incurred in maintaining the properties are charged to expense as incurred.

         Income Taxes. FBA and its subsidiaries file a consolidated federal income tax return. Each subsidiary pays its allocation of federal income taxes to FBA, or receives payment from FBA to the extent that tax benefits are realized. Separate state franchise tax returns are filed in Texas and Delaware for the appropriate entities. FBA and its subsidiaries join in filing Illinois and California unitary income tax returns with First Banks, as First Banks' ownership is greater than 50%.

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

         Interest Rate Swap Agreements. Interest rate swap agreements are accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest expense of the related liability. In the event of early termination of these derivative financial instruments, the net proceeds received or paid are deferred and amortized over the shorter of the remaining contract life of the derivative financial instrument or the maturity of the related liability. If, however, the amount of the underlying liability is repaid, then the gains or losses on the agreements are recognized immediately in the consolidated statements of income.

         Interest Rate Cap Agreements. Interest rate cap agreements are accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest expense of the related liability. Premiums and fees paid upon the purchase of interest rate cap agreements are amortized to interest expense over the life of the agreements using the interest method. In the event of early termination of an interest rate cap agreement, the net proceeds received or paid are deferred and amortized over the shorter of the remaining contract life or the maturity of the related liability. If, however, the amount of the underlying liability is repaid, then the gains or losses on the agreements are recognized immediately in the consolidated statements of income. The unamortized premiums and fees paid are included in other assets in the accompanying consolidated balance sheets.

         Earnings Per Common Share. Basic EPS is computed by dividing the income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the year. The computation of diluted EPS is similar except the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back
(a) any convertible preferred dividends and (b) the after-tax amount of interest recognized in the period associated with any convertible debt.

(2)     ACQUISITIONS

         On November 1, 1996, FBA completed its acquisition of Sunrise Bancorp, a California corporation (Sunrise), and its wholly owned subsidiary, Sunrise Bank, in exchange for $17.5 million in cash. At the time of the transaction, Sunrise had $110.8 million in total assets, $45.5 million in cash and cash equivalents and investment securities, $61.1 million in total loans, net of unearned discount, and $91.1 million in total deposits. The acquisition was funded from available cash and borrowings of $14.0 million under a promissory note payable (Note Payable) to First Banks.
         On December 1, 1997, FBA completed its acquisition of Surety Bank in exchange for 264,622 shares of FBA common stock and cash of $3.8 million. The cash portion of this transaction, which was paid to the former shareholders of Surety Bank in January 1998, was funded by an advance under the Note Payable. At the time of the transaction, Surety had $72.8 million in total assets, $14.9 million in cash and cash equivalents and investment securities, $54.4 million in total loans, net of unearned discount, and $67.5 million in total deposits.

         Sunrise was merged into a wholly owned subsidiary of FBA. Sunrise Bank and Surety Bank were merged into FB California. The acquisitions of Sunrise and Surety Bank were accounted for under the purchase method of accounting and, accordingly, the consolidated financial statements include the financial position and results of operations for the period subsequent to the acquisition dates, and the assets acquired and liabilities assumed were recorded at fair value at the acquisition date. The excess of the cost over the fair value of the net assets acquired was $3.2 million and $2.8 million for Sunrise and Surety Bank, respectively, and is being amortized over 15 years.
         On February 2, 1998, FBA completed its acquisition of Pacific Bay Bank in exchange for cash of $4.2 million. This transaction was funded by an advance under the Note Payable. At the time of the transaction, Pacific Bay Bank had $38.3 million in total assets, $7.4 million in cash and cash equivalents, $29.7 million in total loans, net of unearned discount, and $35.2 million in total deposits. The excess of the cost over the fair value of the net assets acquired was $1.5 million and is being amortized over 15 years.
         On February 2, 1998, FBA and FCB were merged. Under the terms of the Agreement and Plan of Merger (Agreement), FCB was merged into FBA, and FCB's wholly owned subsidiary, First Commercial Bank, was merged into FB California. The FCB shareholders received .8888 shares of FBA common stock for each share of FCB common stock that they held. In total, FCB shareholders received approximately 751,728 shares of FBA common stock. The transaction also provided for First Banks to receive 804,000 shares of FBA common stock in exchange for $10.0 million of the Note Payable. In addition, FCB's 12% convertible debentures of $6.5 million, which were owned by First Banks, were exchanged for a similar convertible debenture of FBA.
         FCB had six banking offices located in Sacramento, Roseville (2), San Francisco, Concord and Campbell, California. At February 2, 1998, FCB had total assets of $192.5 million, $64.4 million in investment securities, $118.9 million in total loans, net of unearned discount, and $173.1 million in total deposits.
         First Banks owned a majority interest in both FBA and FCB. Consistent with the accounting treatment for a combination of entities under common control, the merger was accounted for by FBA as follows:

o First Banks' interest in FCB was accounted for by FBA at First Banks' historical cost. First Banks' historical cost basis in FCB was determined under the purchase method of accounting, effective upon First Banks' acquisition of First Commercial on August 23, 1995. Accordingly, the consolidated financial statements of First Banks include the financial position and results of operations for the periods subsequent to the acquisition date, and the assets acquired and liabilities assumed were recorded at fair value at the acquisition date.

o Effective with the merger, because the two entities were under the common control of First Banks, the consolidated financial statements of FBA were restated to reflect First Banks' interest in the financial condition and results of operations of FCB for the periods subsequent to August 23, 1995.

o The amount attributable to the interest of the minority shareholders in the fair value of the net assets of FCB was accounted for by FBA under the purchase method of accounting. Accordingly, such amount was reflected by FBA at fair value, as determined by the market value of FBA common stock exchanged for the minority interest pursuant to the Agreement.

         On March 4, 1999, FBA completed its acquisition of Redwood Bancorp and its wholly-owned subsidiary, Redwood Bank, for cash consideration of $26.0 million. Redwood Bank is headquartered in San Francisco, California and operates four banking locations in the San Francisco Bay area. Redwood Bank had $183.9 million in total assets, $134.4 million in loans, net of unearned discount, $34.4 in investment securities and $162.9 million in deposits at the acquisition date. Redwood Bank is operating as a subsidiary of FBA. The acquisition was funded from available proceeds from the sale of the 8.50% Guaranteed Preferred Beneficial Interest in First Banks America, Inc. Subordinated Debenture (Preferred Securities) completed in July 1998.

         The following information presents unaudited pro forma condensed results of operations of FBA, combined with the acquisitions of Surety Bank and Redwood Bancorp, as if FBA had completed the transactions on January 1, 1997. In addition, the minority shareholders' interest in the net assets of FCB is presented as if FBA had acquired such interest on January 1, 1997.

                                                                                   December 31,
                                                                              -----------------------
                                                                              1998               1997
                                                                              ----               ----
                                                                         (dollars expressed in thousands,
                                                                              except per share data)

   Net interest income..................................................   $   37,856           32,314
   Provision for possible loan losses...................................          900            2,255
   Net income ..........................................................        5,354            3,895
                                                                           ==========          =======

   Weighted average shares of common stock outstanding  (in thousands)..        5,140            5,427
                                                                           ==========          =======

   Earnings per common share:
      Basic.............................................................   $     1.04             0.72
      Diluted...........................................................         1.04             0.71
                                                                           ==========          =======

         The unaudited pro forma condensed results of operations reflect the application of the purchase method of accounting and certain other assumptions. Purchase accounting adjustments have been applied to investment securities, bank premises and equipment, deferred tax assets and liabilities and excess cost to reflect the assets acquired and liabilities assumed at fair value. The resulting premiums and discounts are amortized or accreted to income consistent with the accounting policies of FBA. The unaudited pro forma condensed results of operations do not reflect the acquisition of Pacific Bay Bank as it was not material.

 (3)   INVESTMENTS IN DEBT AND EQUITY SECURITIES

         Securities   Available  for  Sale.  The  amortized  cost,   contractual
maturity, unrealized gains and losses and fair value of investment securities available for sale at December 31, 1998 and 1997 were as follows:

                                                      Maturity
                                          --------------------------------     Total
                                                                     After     amor-       Gross             Weighted
                                          1 Year     1-5    5-10      10       tized    unrealized    Fair   average
                                          or less   years   years    years     cost   Gains   Losses   value  yield
                                          -------   -----   -----    -----     ----   -----   ------   -----  -----
                                                                (dollars expressed in thousands)
 December 31, 1998:
    Carrying value:
       U.S. Treasury..................   $ 31,030   15,137     --      --    46,167    483      --   46,650   6.03%
       U.S. government agencies and
          corporations:
              Mortgage-backed.........      2,199    7,202  6,728  15,683    31,812    199     (23)  31,988   6.19
              Other...................      4,503   16,529  4,995   3,490    29,517    175      --   29,692   5.98
       Equity investments in other
          Financial institutions......      3,600       --     --      --     3,600     --      --    3,600   8.04
       Federal Home Loan Bank and
          Federal Reserve Bank stock
          (no stated maturity)........      3,007       --     --      --     3,007     --      --    3,007   6.36
                                         --------  ------- ------    ----  --------    ---    ----  -------   ----
                   Total..............   $ 44,339   38,868 11,723  19,173   114,103    857     (23) 114,937   6.13
                                         ========  ======= ======  ======  ========    ===    ====  =======   ====
    Market value:
       Debt securities................   $ 37,980   39,323 11,768  19,259
       Equity securities..............      6,607       --     --      --
                                         --------  ------- ------  ------
                   Total..............   $ 44,587   39,323 11,768  19,259
                                         ========  ======= ======  ======

    Weighted average yield............       6.20%    5.77% 6.52%    6.49%
                                             ====     ====  ====     ====

 December 31, 1997:
    Carrying value:
       U.S. Treasury..................   $ 21,061   56,249    --       --    77,310    498      (1)  77,807   6.04%
       U.S. government agencies and
          corporations:
              Mortgage-backed.........         --   14,059    47    6,755    20,861     38     (28)  20,871   6.03
              Other...................      8,488   34,974    --       --    43,462     41     (38)  43,465   6.15
       Federal Home Loan Bank and
          Federal Reserve Bank stock
          (no stated maturity)........      6,038       --    --       --     6,038     --      --    6,038   5.87
                                         --------  -------   ---     ----   -------    ---    ----  -------   ----
                   Total..............   $ 35,587  105,282    47     6,755  147,671    577     (67) 148,181   6.07
                                         ========  =======   ===     =====  =======    ===    ====  =======   ====
    Market value:
       Debt securities................   $ 29,575  105,728    47     6,793
       Equity securities..............      6,038       --    --        --
                                         --------  -------   ---     -----
                   Total..............   $ 35,613  105,728    47     6,793
                                         ========  =======   ===     =====

    Weighted average yield............       5.87%    6.06% 6.56%     7.23%
                                             ====     ====  ====      ====

         Securities Held to Maturity. The amortized cost, contractual maturity, unrealized gains and losses and fair value of investment securities held to maturity at December 31, 1998 were as follows:

                                                      Maturity
                                          --------------------------------     Total
                                                                     After     amor-       Gross             Weighted
                                          1 Year     1-5    5-10      10       tized    unrealized     Fair   average
                                                                                      --------------
                                          or less   years   years    years     cost   Gains   Losses   value   yield
                                          -------   -----   -----    -----     ----   -----   ------   -----   ----
                                                                (dollars expressed in thousands)
 December 31, 1998:
    Carrying value...................:
       U.S. Government agencies and
          corporations:
                Mortgage-backed.......   $     --     --       --    2,026     2,026      --     (13)  2,013   6.41%
                                         ========   ====    =====    =====    ======  ======   =====   =====   ====
    Market value:
       Debt securities................   $     --     --       --    2,013
                                         ========   ====    =====    =====
    Weighted average yield............         --%    --%      --%    6.41%
                                         ========   ====    =====    =====

         Proceeds from sales of available-for-sale investment securities were $27.2 million, $11.1 million and $20.6 million for the years ended December 31, 1998, 1997 and 1996, respectively. Gross gains of $341,000, $76,000 and $185,000 were realized on those sales for the years ended December 31, 1998, 1997 and 1996, respectively. No losses were realized on those sales for the years ended December 31, 1998, 1997 and 1996.
         The Subsidiary Banks maintain investments in the Federal Home Loan Bank
(FHLB) and the Federal Reserve Bank (FRB). These investments are recorded at cost, which represents redemption value. The investment in FHLB stock is maintained at a minimum amount equal to the greater of 1% of the aggregate outstanding balance of loans secured by residential real estate, or 5% of advances from the FHLB. The investment in FRB stock is maintained at a minimum of 6% of the Subsidiary Banks' capital stock and capital surplus.
         Investment securities with a carrying value of approximately $25.4 million and $22.5 million at December 31, 1998 and 1997, respectively, were pledged in connection with deposits of public and trust funds, securities sold under agreements to repurchase and for other purposes as required by law.

(4)    LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

         Changes in the allowance for possible loan losses for the years ended December 31 were as follows:

                                                                       1998           1997        1996
                                                                       ----           ----        ----
                                                                      (dollars expressed in thousands)

    Balance, January 1...........................................    $11,407         10,744      10,616
    Acquired allowance for possible loan losses..................        885             30       2,338
                                                                     -------        -------     -------
                                                                      12,292         10,774      12,954
                                                                     -------        -------     -------
    Loans charged-off............................................     (3,535)        (3,655)     (7,054)
    Recoveries of loans previously charged-off...................      2,470          2,288       2,439
                                                                     -------        -------     -------
        Net loans charged-off....................................     (1,065)        (1,367)     (4,615)
                                                                     -------        -------     -------
    Provision charged to operations..............................        900          2,000       2,405
                                                                     -------        -------     -------
    Balance, December 31.........................................    $12,127         11,407      10,744
                                                                     =======        =======     =======

         At December 31, 1998 and 1997, FBA had $8.6 million and $2.8 million, respectively, of loans on nonaccrual status. Interest on nonaccrual loans which would have been recorded under the original terms of the loans was $802,000, $385,000 and $476,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Of these amounts, $173,000, $297,000 and $256,000 was actually recorded as interest income on such loans in 1998, 1997 and 1996, respectively.
         At December 31, 1998 and 1997, FBA had $9.0 million and $3.3 million of impaired loans, consisting of $8.6 million and $2.8 million of loans on nonaccrual status and $400,000 and $500,000 of consumer installment loans 60 days or more past due, respectively. There were no specific reserves at December 31, 1998 and 1997 relating to impaired loans. The allowance for possible loan losses includes $2.3 million and $850,000 related to impaired loans at December 31, 1998 and 1997, respectively. For the years ended December 31, 1998, 1997 and 1996, the average recorded investment in impaired loans was $6.6 million, $3.7 million and $5.1 million, respectively; and $173,000, $297,000, and $315,000, respectively, of interest income was recognized on loans using a cash-basis method of accounting.
         FBA's primary market areas are the San Francisco - Sacramento corridor of northern California and Houston, Dallas, Irving and McKinney, Texas. At December 31, 1998, approximately 54.8% of the total loan portfolio and 60.6% of the commercial and financial loan portfolio were to borrowers within these regions.
         In general, FBA is a secured lender. At December 31, 1998, approximately 97.7% of the loan portfolio was secured. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction.

(5)    BANK PREMISES AND EQUIPMENT

         Bank premises and equipment were comprised of the following at December


                                                     1998       1997
                                                     ----       ----
                                                (dollars expressed in thousands)

 Land...........................................  $  4,114      4,114
 Buildings and improvements.....................     6,324      5,684
 Furniture, fixtures and equipment..............     4,457      4,384
 Construction in progress.......................       480        387
                                                  --------    -------
     Total......................................    15,375     14,569
 Less accumulated depreciation .................     3,833      3,872
                                                  --------    -------
     Bank premises and equipment, net...........  $ 11,542     10,697
                                                  ========    =======

         Depreciation expense for the years ended December 31, 1998, 1997 and 1996 totaled $1.1 million, $851,000 and $858,000, respectively.

          FBA leases land, office properties and some items of equipment under operating leases. Certain of the leases contain renewal options and escalation clauses. Total rent expense was $1.1 million, $1.0 million and $826,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Future minimum lease payments under noncancellable operating leases extend through 2019 as follows:

                                                           (dollars expressed
                                                              in thousands)
  Year ending December 31:
      1999.................................................... $ 1,245
      2000....................................................     923
      2001....................................................     635
      2002....................................................     468
      2003....................................................     389
      Thereafter..............................................   2,136
                                                               -------
                Total minimum lease payments.................. $ 5,796
                                                               =======

         FBA leases to unrelated parties a portion of its owned banking facilities. Total rental income was $956,000, $762,000 and $428,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

(6)   PROMISSORY NOTE PAYABLE

         FBA had borrowed $14.9 million under a $20.0 million revolving Note Payable from First Banks as of December 31, 1997. The borrowings under the Note Payable bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. The outstanding principal and accrued interest under the Note Payable are due and payable on October 31, 2001. The interest expense under the Note Payable was $599,000, $1.2 million and $194,000 for the years ended December 31, 1998, 1997 and 1996, respectively. There was no amounts outstanding under the Note Payable at December 31, 1998.
The accrued and unpaid interest under the Note Payable was $1.4 million at December 31, 1997. As more fully discussed in Note 2 to the consolidated financial statements, FBA exchanged 804,000 shares of common stock for $10.0 million of principal outstanding under the Note Payable. The remaining principal and accrued interest under the Note Payable was repaid in full from the proceeds of the Preferred Securities.

         The average balance and maximum balance outstanding during the years ended December 31 were as follows:

                                                      1998          1997
                                                      ----          ----
                                               (dollars expressed in thousands)

   Average balance...............................  $  7,770        14,367
   Maximum month-end balance ....................    17,964        14,900

         The average rates paid on notes payable outstanding during the years ended December 31, 1998, 1997, and 1996 were 7.7%, 8.2% and 8.3%, respectively.

(7)    12% CONVERTIBLE DEBENTURES

         As more fully described in Note 2 to the consolidated financial statements, FBA issued to First Banks a $6.5 million 12% convertible debenture in exchange for similar convertible debentures of FCB. The principal and any accrued but unpaid interest thereon was convertible at any time prior to maturity, at the option of First Banks, into FBA common stock at $14.06 per share. On December 4, 1998, First Banks elected to convert the $6.5 million principal and $2.4 million accrued and unpaid interest into 629,557 shares of FBA common stock.
         The interest expense under the convertible debenture was $724,000, $791,000 and $793,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Accrued and unpaid interest on the debenture was $1.6 million at December 31, 1997.

(8) GUARANTEED PREFERRED BENEFICIAL INTEREST IN FIRST BANKS AMERICA, INC SUBORDINATED DEBENTURE

         On July 21, 1998, First America Capital Trust (First Capital), a newly-formed Delaware business trust subsidiary of FBA, issued 1.84 million shares of Preferred Securities at $25 per share in an underwritten public offering, and issued 56,908 shares of common securities to FBA at $25 per share. FBA owns all of First Capital's common securities. The gross proceeds of the offering were used by First Capital to purchase $47.4 million of 8.50% Subordinated Debentures (Subordinated Debentures) from FBA, maturing on June 30, 2028. The maturity date may be shortened to a date not earlier than June 30, 2003. The Subordinated Debentures are the sole asset of First Capital. FBA made certain guarantees and commitments relating to the Preferred Securities. FBA's proceeds from the issuance of the Subordinated Debentures to First Capital, net of underwriting fees and offering expenses, were $44.0 million. Distributions payable on the Preferred Securities were $1.8 million for the year ended December 31, 1998 and are included in noninterest expense in the consolidated financial statements.

(9)    INCOME TAXES

         Income tax expense (benefit) for the years ended December 31 consists of:

                                                 1998       1997        1996
                                                 ----       ----        ----
                                                (dollars expressed in thousands)


Current income tax expense (benefit):
    Federal.................................    $   315        947      (509)
    State...................................        501        383         2
                                                -------     ------    ------
                                                    816      1,330      (507)
                                                -------     ------    -------
Deferred income tax expense:
    Federal.................................      2,630      1,356        23
    State...................................        114         55       588
                                                -------     ------    ------
                                                  2,744      1,411       611
                                                -------     ------    ------
Change in valuation allowance...............         32        404       366
                                                -------     ------    ------
       Total................................    $ 3,592      3,145       470
                                                =======     ======    ======

         The effective rates of federal income taxes for the years ended December 31 differ from statutory rates of taxation as follows:

                                                    1998                      1997                      1996
                                            -------------------      --------------------         -----------------
                                             Amount     Percent      Amount        Percent        Amount    Percent
                                             ------     -------      ------        -------        ------    -------
                                                                (dollars expressed in thousands)

       Income before provision for
         income tax expense...............  $ 8,202                  $6,972                       $ 1,292
                                            =======                  ======                       =======
       Tax expense at federal
         income tax rate..................  $ 2,871      35.0%        2,440         35.0%             452    35.0%
       Effects of differences in tax
         reporting:
         Change in the deferred tax
           valuation allowance............       32       0.4           404          5.8              366    28.3
         Change in tax attributes avail-
           able to be carried forward.....       --        --            --           --             (605)  (46.8)
         State income taxes...............      400       4.9           285          4.1              385    29.8
         Other............................      289       3.5            16          0.2             (128)   (9.9)
                                            -------    ------      --------        -----          -------   -----
           Income tax expense
              at effective rate...........  $ 3,592      43.8%       $3,145         45.1%         $   470    36.4%
                                            =======    ======        ======        =====          =======   =====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                                                 December 31,
                                                                                             -------------------
                                                                                             1998           1997
                                                                                             ----           ----
                                                                                       (dollars expressed in thousands)

       Deferred tax assets:
          Allowance for possible loan losses...........................................   $  4,323         3,971
          Other real estate............................................................        599           677
          Alternative minimum tax credit...............................................        876           736
          Postretirement medical plan..................................................        233           247
          Quasi-reorganization adjustment of bank premises.............................      1,327         1,377
          Other........................................................................      1,171         1,104
          Net operating loss carryforwards.............................................     10,664        13,092
                                                                                          --------       -------
                Gross Deferred tax assets..............................................     19,193        21,204
          Valuation allowance..........................................................     (7,072)       (7,040)
                                                                                          --------       -------
                Deferred tax assets....................................................     12,121        14,164
                                                                                          --------       -------
       Deferred tax liabilities:
          FHLB stock dividends.........................................................        203           409
          Bank premises and equipment..................................................      1,145           533
          Other .......................................................................        374           150
                                                                                          --------       -------
                Deferred tax liabilities...............................................      1,722         1,092
                                                                                          --------       -------
                Net deferred tax assets................................................   $ 10,399        13,072
                                                                                          ========       =======

         The realization of FBA's net deferred tax assets is based on the expectation of future taxable income and the utilization of tax planning strategies. Based on these factors, management believes it is more likely than not that FBA will realize the recognized net deferred tax asset of $10.4 million. The net change in the valuation allowance, related to deferred tax assets, was an increase of $32,000 for the year ended December 31, 1998. The increase was comprised of the establishment of additional valuation reserves resulting from net operating losses at FCB.
         Changes to the deferred tax asset valuation allowance for the years ended December 31 were as follows:

                                                                         1998        1997       1996
                                                                         ----        ----       ----
                                                                       (dollars expressed in thousands)

           Balance, January 1.........................................  $7,040      6,579       5,554
           Current year deferred provision, change in
              deferred tax valuation allowance........................      32        404         366
           Purchase acquisitions......................................      --         57         659
                                                                        ------      -----       -----
           Balance, December 31.......................................  $7,072      7,040       6,579
                                                                        ======      =====       =====

         The valuation allowance for deferred tax assets at December 31, 1998 and 1997 includes $716,000, which when recognized, will be credited to intangibles associated with the purchase of subsidiaries. The valuation allowance for deferred tax assets at December 31, 1998 and 1997 includes $6.0 million, which when recognized, will be credited to capital surplus under the terms of the quasi-reorganizations implemented for FBA and FCB as of December 31, 1994 and 1996, respectively.
         At December 31, 1998, FBA has separate limitation year (SRLY) net operating loss carryforwards (NOLs) of $20.3 million and alternative minimum tax credits of $736,000. Their utilization is subject to annual limitations. Additionally, FBA had SRLY NOLs of $10.2 million and alternative minimum tax credits of $140,000 which are not subject to annual limitations. The NOLs for FBA at December 31, 1998 expire as follows:

                                                (dollars expressed in thousands)
           Year ending December 31:
              1999....................................   $   4,883
              2000....................................         103
              2001....................................       1,667
              2002....................................       2,316
              2003 through 2018.......................      21,498
                                                         ---------
                  Total...............................   $  30,467
                                                         =========

(10)   EARNINGS PER COMMON  SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods indicated:

                                                                                Income         Shares      Per share
                                                                              (numerator)   (denominator)   amount
                                                                              -----------   -------------   ------
                                                                     (dollars expressed in thousands, except per share data)

       Year ended December 31, 1998:
           Basic EPS - income available to common stockholders.............     $4,610         5,140        $ 0.90
                                                                                                            ======
           Effect of dilutive securities - stock options...................         --             8
                                                                                ------        ------
           Diluted EPS - income available to common stockholders...........     $4,610         5,148        $ 0.90
                                                                                ======        ======        ======

       Year ended December 31, 1997:
           Basic EPS - income available to common stockholders.............     $3,533         4,069        $ 0.87
                                                                                                            ======
           Effect of dilutive securities - stock options...................         --            27
                                                                                ------        ------
           Diluted EPS - income available to common stockholders...........     $3,533         4,096        $ 0.86
                                                                                ======        ======        ======

       Year ended December 31, 1996:
           Basic EPS - income available to common stockholders.............     $  691         4,225        $ 0.16
                                                                                                            ======
           Effect of dilutive securities:
                   Stock options...........................................         --            61
                   Warrants................................................         --            91
                                                                                ------        ------
           Diluted EPS - income available to common stockholders...........     $  691         4,377        $ 0.16
                                                                                ======        ======        ======

(11)   EMPLOYEE BENEFIT PLANS

         401(K) Plan. FBA has a savings and incentive plan covering substantially all employees. Under the plan, employer matching contributions are determined annually by FBA's Board of Directors. Employee contributions are limited to 15% of the employee's annual compensation not to exceed $10,000 for 1998. Total employer contributions under the plan were $106,000, $63,000 and $40,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The plan assets are held and managed under a trust agreement with the trust department of an affiliated bank.

         Pension Plan. FBA has a noncontributory defined benefit pension plan covering substantially all officers and employees. The accumulation of benefits under the plan were discontinued during 1994. During 1998, 1997 and 1996, no contributions were made to the pension plan and FBA did not incur any expenditures associated with the pension plan. FBA is in the process of terminating this plan and does not expect to incur a significant gain or loss.

 (12)  DIRECTORS' STOCK BONUS PLAN

         The 1993 Directors' Stock Bonus Plan provides for annual grants of FBA common stock to the nonemployee directors of FBA. Directors' compensation of $27,000, $13,000 and $10,000 was recorded relating to this plan for the years ended December 31, 1998, 1997 and 1996, respectively. These amounts represented the market values of the 1,500, 1,000 and 1,000 shares granted for the years ended December 31, 1998, 1997 and 1996, respectively.

         The plan is self-operative, and the timing, amounts, recipients and terms of individual grants are determined automatically. On July 1 of each year, each nonemployee director automatically receives a grant of 500 shares of common stock. The maximum number of plan shares that may be issued shall not exceed 16,667 shares, and 8,167 shares were available to be issued at December 31, 1998. The plan will expire on July 1, 2001.

(13)   COMMITMENTS AND CONTINGENCIES

         FBA is a party to commitments to extend credit and commercial and standby letters of credit in the normal course of business to meet the financing needs of its customers. These instruments involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amount recognized in the consolidated balance sheets. The interest rate risk associated with these credit commitments relates primarily to the commitments to originate fixed-rate loans. The credit risk amounts are equal to the contractual amounts, assuming the amounts are fully advanced and the collateral or other security is of no value. FBA uses the same credit policies in granting commitments and conditional obligations as it does for on-balance-sheet items.
         Commitments to extend credit at December 31 were as follows:

                                                 1998              1997
                                                 ----              ----
                                           (dollars expressed in thousands)

    Credit card commitments..............    $   1,850             1,978
    Other loan commitments...............      260,661           237,973
    Standby letters of credit............          370             2,173
                                             =========         =========

         Credit card and other loan commitments are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on credit evaluation of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant, equipment, income-producing commercial properties or single family residential properties. Collateral is generally required except for consumer credit card commitments.
         Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The letters of credit are primarily issued to support private borrowing arrangements and commercial transactions. Most letters of credit extend for less than one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Upon issuance of the commitments, FBA holds marketable securities, certificates of deposit, inventory or other assets as collateral supporting those commitments for which collateral is deemed necessary.

(14)   STOCKHOLDERS' EQUITY
         Classes of Common Stock. FBA is majority owned by First Banks. First Banks owned 2,500,000 shares of the Class B common stock and 1,895,733 shares of the common stock, which represented 76.84% of the outstanding voting stock of FBA at December 31, 1998. Accordingly, First Banks has effective control over the management and policies of FBA and the election of its directors. In addition, on February 17, 1999, First Banks completed its purchase of 314,848 shares of common stock, pursuant to a tender offer which commenced on January 4, 1999. The tender offer increased First Banks' ownership interest to 82.3% of the outstanding voting stock of FBA.

         As of December 31, 1998, FBA had issued and outstanding 3,220,830 shares and 2,500,000 shares of Common Stock and Class B Common Stock, respectively. The rights of Class B Common Stock are in most respects equivalent to the rights associated with the Common Stock, except the Common Stock has a dividend preference over the Class B Common Stock, and the Class B Common Stock is unregistered and transferable only in certain limited circumstances. The outstanding shares of Class B Common Stock are convertible after August 31, 1999, at the option of the holder, into an equal number of shares of Common Stock. Each share of Common Stock and Class B Common Stock is entitled to one vote in the election of directors of FBA and in other matters on which a vote of stockholders is taken.

         Issuance of Common Stock. During 1998 and 1997, FBA issued 2,185,285 shares and 264,622 shares, respectively, of common stock as follows:

                                                           Common shares issued
                                                           --------------------
                1998
                ----
        Acquisition of FCB...................................     751,728
        Conversion of Note Payable...........................     804,000
        Conversion of 12% convertible debenture..............     629,557
                                                                ---------
                                                                2,185,285
                1997
                ----
        Acquisition of Surety Bank...........................     264,622
                                                                =========

         Stock Options. On April 19, 1990, the Board of Directors of FBA adopted the 1990 Stock Option Plan (1990 Plan). The 1990 Plan currently provides that no more than 200,000 shares of common stock will be available for stock options. One-fourth of each stock option becomes exercisable at the date of the grant and at each anniversary date of the grant. The options expire ten years from the date of the grant. There were no options granted under this plan during the three years ended December 31, 1998.
         At December 31, 1998, there were 36,833 shares available for future stock options and 6,667 shares of common stock reserved for the exercise of outstanding options. Transactions relating to the 1990 Plan for the years ended December 31 are as follows:

                                                      1998                     1997                     1996
                                               -----------------       -------------------       -----------------
                                                          Average                   Average                Average
                                                          option                    option                 option
                                               Amount      price       Amount        price       Amount     price
                                               ------      -----       ------        -----       ------     -----

     Outstanding options, January 1.......     13,334     $ 3.75        57,500     $  3.75        67,500   $ 3.75
     Options exercised and redeemed.......     (6,667)      3.75       (44,166)       3.75       (10,000)    3.75
                                            ---------                  -------                  --------
     Outstanding options, December 31.....      6,667       3.75        13,334        3.75        57,500     3.75
                                            =========       ====       =======     =======      ========   ======

     Options exercisable, December 31.....      6,667                   13,334                    57,500
                                            =========                  =======                  ========

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

         Distribution of Earnings of the Subsidiary Banks. The Subsidiary Banks are restricted by various state and federal regulations as to the amount of dividends which are available for payment of dividends to FBA. Under the most restrictive of these requirements, the future payment of dividends from the Subsidiary Banks is limited to approximately $4.0 million at December 31, 1998, unless prior permission of the regulatory authorities is obtained.

(15)   TRANSACTIONS WITH RELATED PARTIES
         FBA purchases certain services and supplies from or through First Banks. FBA's financial position and operating results could significantly differ from those that would be obtained if FBA's relationship with First Banks did not exist.

         First Banks provides management services to FBA and its Subsidiary Banks. Management services are provided under a management fee agreement whereby FBA compensates First Banks on an hourly basis for its use of personnel for various functions including internal audit, loan review, income tax preparation and assistance, accounting, asset/liability management and investment services, loan servicing and other management and administrative services. Fees paid under this agreement were $2.1 million, $1.4 million and $1.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. The fees paid for management services are at least as favorable as could have been obtained from an unaffiliated third party.
         Because of the affiliation with First Banks and the geographic proximity of certain of their offices, FBA shares the cost of certain personnel and services used by FBA and First Banks. This includes the salaries and benefits of certain loan and administrative personnel. The allocation of the shared costs are charged and/or credited under the terms of cost sharing agreements entered into during 1996. Because this involves distributing essentially fixed costs over a larger asset base, it allows each bank to receive the benefit of personnel and services at a reduced cost. Fees paid under these agreements were $1.1 million, $709,000 and $412,000 for the years ended December 31, 1998, 1997 and 1996, respectively.
       Effective April 1, 1997, First Services L.P., a limited partnership indirectly owned by First Banks' Chairman and his children through its general partners and limited partners, began providing data processing and various related services to FBA under the terms of data processing agreements. Previously, these services were provided by a subsidiary of First Banks. Fees paid under these agreements were $1.9 million, $1.0 million and $692,000 for the years ended December 31, 1998, 1997 and 1996, respectively. The fees paid for data processing services are at least as favorable as could have been obtained from an unaffiliated third party.
         FBA's Subsidiary Banks had $86.2 million and $66.9 million in whole loans and loan participations outstanding at December 31, 1998 and 1997, respectively, that were purchased from banks affiliated with First Banks. In addition, FBA's Subsidiary Banks had sold $182.9 million and $54.7 million in whole loans and loan participations to affiliates of First Banks at December 31, 1998 and 1997, respectively. These loans and loan participations were acquired and sold at interest rates and terms prevailing at the dates of their purchase or sale and under standards and policies followed by FBA's Subsidiary Banks.
         As more fully discussed in Note 6 to the consolidated financial statements, as of December 31, 1997, FBA had borrowings of $14.9 million from First Banks under a $20 million Note Payable. There were no amounts outstanding under the Note Payable at December 31, 1998.

         As more fully discussed in Notes 2and 7 to the consolidated financial statements, in 1995, First Banks purchased $6.5 million of 12% convertible debentures of FCB. These debentures, which were exchanged for a similar debenture of FBA in February 1998, were converted into 629,557 shares of FBA common stock on December 4, 1998.
         Outside of normalcustomer relationships, no directors, executive officers or stockholders holding over 5% of FBA's voting stock, and no corporations or firms with which such persons or entities are associated, currently maintain or have maintained, any significant business or personal relationships with FBA or its subsidiaries, other than that which arises by virtue of such position or ownership interest in FBA, except as described above.

(16) INTEREST RATE RISK MANAGEMENT AND DERIVATIVE FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

                                              December 31, 1998          December 31, 1997
                                             ------------------        -------------------
                                             Notional    Credit        Notional     Credit
                                              amount     amount         amount      amount
                                              ------     ------         ------      ------
                                                    (dollars expressed in thousands)

 Interest rate swap agreements............   $ 65,000        --              --        --
 Interest rate cap agreement..............     10,000        55          10,000       222

         The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of FBA's credit exposure through its use of derivative financial instruments. The amounts and the other terms of the derivatives are determined by reference to the notional amounts and the other terms of the derivatives.
         During 1998, FBA entered into $65 million notional amount interest rate swap agreements (Swap Agreements) to effectively shorten the repricing characteristics of certain interest-bearing liabilities to correspond more closely with its assets, with the objective of stabilizing net interest income over time. The Swap Agreements provide for FBA to receive a fixed rate of interest and pay an adjustable rate equivalent to the 90-day London Interbank Offering Rate (LIBOR). The terms of the Swap Agreements provide for FBA to pay quarterly and receive payment semi-annually. The net amount due to FBA under the Swap Agreements was $669,000 at December 31, 1998. The maturity dates, notional amounts, interest rates paid and received, and fair values of interest rate swap agreements outstanding as of December 31, 1998 were as follows:

                                                          Notional     Interest rate     Interest rate   Fair value
              Maturity Date                                amount          paid            received         gain
              -------------                                ------          ----            --------         ----
                                                                      (dollars expressed in thousands)

              June 11, 2002...........................    $ 15,000         5.24%              6.00%       $  363
              September 16, 2002......................      20,000         5.22               5.36            87
              September 18, 2002......................      30,000         5.23               5.33            92
                                                          --------                                        ------
                                                          $ 65,000         5.23               5.56        $  542
                                                          ========         ====               ====        ======

         FBA has an interest rate cap agreement outstanding to limit the interest expense associated with certain interest-bearing liabilities. At December 31, 1998 and 1997, the unamortized cost of this agreement was $130,000 and $242,000, respectively, and were included in other assets. The net amount due to FBA under this agreement was $5,000 and $8,000 at December 31, 1998 and 1997, respectively.

(17)   FAIR VALUE OF FINANCIAL INSTRUMENTS

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


         The estimated fair value of FBA's financial instruments at December 31 were as follows:

                                                         December 31, 1998            December 31, 1997
                                                       ---------------------      ------------------------
                                                       Carrying     Estimated     Carrying    Estimated
                                                        amount     fair value      amount    fair value
                                                                (dollars expressed in thousands)

          Financial assets:
            Cash and cash equivalents.............   $  46,313       46,313        35,162      35,162
            Investment securities:
               Available for sale.................     114,937      114,937       148,181     148,181
               Held to maturity...................       2,026        2,013            --          --
            Net loans.............................     504,276      506,672       420,048     421,874
            Accrued interest receivable...........       4,443        4,443         4,819       4,819
                                                     =========    =========       =======     =======

          Financial liabilities:
            Demand and savings deposits...........   $ 357,763      357,763       318,215     318,215
            Time deposits.........................     241,384      242,857       238,312     239,344
            Accrued interest payable..............         538          538         4,185       4,185
            12% convertible debentures............          --           --         6,500       6,500
            Preferred Securities..................      44,155       47,159            --          --
            Borrowings............................       4,141        4,141        18,587      18,587
                                                     =========    =========       =======     =======

          Off-balance-sheet:
            Interest rate swap and cap agreements.   $     130          597           242         222
            Unfunded loan commitments.............          --           --            --          --
                                                     =========    =========       =======     =======

         The following methods and assumptions were used in estimating the fair value of financial instruments:

Financial Assets:

         Cash and cash equivalents and accrued interest receivable: The carrying values reported in the consolidated balance sheets approximate fair value.
         Investment securities: Fair value for securities available for sale are the amounts reported in the consolidated balance sheets. Fair value for securities held to maturity are based on quoted market prices where available. If quoted market prices were not available, fair values were based upon quoted market prices of comparable instruments.
         Net loans: The fair value for most loans was estimated utilizing discounted cash flow calculations that applied interest rates currently being offered for similar loans to borrowers with similar risk profiles. The carrying values for loans are net of the allowance for possible loan losses and unearned discount.

Financial Liabilities:
         Deposits: The fair value disclosed for deposits generally payable on demand (i.e., non-interest-bearing and interest-bearing demand, savings and money market accounts) are considered equal to their respective carrying amounts as reported in the consolidated balance sheets. The fair value disclosed for demand deposits does not include the benefit that results from the low-cost funding provided by deposit liabilities compared to the cost of borrowing funds in the market. The fair value for certificates of deposit was estimated utilizing a discounted cash flow calculation that applied interest rates currently being offered on similar certificates to a schedule of aggregated monthly maturities of time deposits.
         Preferred Securities: Fair value is based on quoted market prices. Borrowings, 12% convertible debentures and accrued interest payable:
The carrying values reported in the consolidated balance sheets approximate fair value.

Off-Balance-Sheet:
         Interest rate swap and cap agreements: The fair value of the interest rate swap and cap agreements are estimated by comparison to market rates quoted on new agreements with similar terms and creditworthiness.
         Unfunded loan commitments: The majority of the commitments to extend credit and commercial and standby letters of credit contain variable interest rates and credit deterioration clauses and, therefore, the carrying value of these credit commitments approximates fair value.

(18)   REGULATORY CAPITAL
         FBA and the Subsidiary Banks are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on FBA's financial statements. Under capital adequacy guidelines and the regulatory framework for Prompt Corrective Action, the Subsidiary Banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.
         Quantitative measures established by regulations to ensure capital adequacy require FBA and the Subsidiary Banks to maintain certain minimum capital ratios. FBA and the Subsidiary Banks are required to maintain a minimum risk-based capital to risk-weighted assets ratio of 8.0%, with at least 4.0% being "Tier 1" capital (as defined in the regulations). In addition, a minimum leverage ratio (Tier 1 capital to total assets) of 3.0% plus an additional cushion of 100 to 200 basis points is expected. In order to be considered well capitalized under Prompt Corrective Action provisions, a bank is required to maintain a risk weighted asset ratio of at least 10.0%, a Tier 1 to risk-weighted assets ratio of at least 6.0%, and a leverage ratio of at least 5.0%. As of December 31, 1997, the date of the most recent notification from
FBA's primary regulator, the Subsidiary Banks were categorized as well capitalized under the regulatory framework for Prompt Corrective Action. Management believes, as of December 31, 1998, FBA and the Subsidiary Banks were well capitalized.
         At December 31, 1998 and 1997, FBA's and the Subsidiary Banks' capital ratios were as follows:

                                                      Risk-Based Capital Ratios
                                                   Total                     Tier 1                  Leverage Ratio
                                            ------------------         -----------------           ----------------
                                             1998         1997         1998         1997           1998       1997
                                             ----         ----         ----         ----           ----       ----
          FBA.............................   16.66%       6.88%        11.51%       5.62%          10.25%      4.96%
          FB California...................   10.63       13.03          9.37       11.77            8.34      13.80
          FB Texas........................   11.37       12.26         10.11       11.00            9.15       8.90
          First Commercial (1)............     --        11.25           --         9.98              --       7.96
          ----------------

         (1) First Commercial was merged into FB California on February 2, 1998.

(19)   BUSINESS SEGMENT RESULTS

         FBA has defined its business segments to be the Subsidiary Banks. The reportable business segments are consistent with the management structure of FBA, the Subsidiary Banks and the internal reporting system that monitors performance. Through the respective branch network, the Subsidiary Banks provide similar products and services in two defined geographic areas. The products and services offered include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial and financial, commercial and residential real estate, real estate construction and development and consumer loans. Other financial services include automatic teller machines, telephone account access, cash management services, credit related insurance and safe deposit boxes. The revenues generated by each business segment consist primarily of interest income, generated from the loan and investment security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas are defined to be Houston, Dallas, Irving and McKinney, Texas and the San Francisco - Sacramento corridor of northern California. The products and services are offered to customers primarily within their respective geographic areas, with the exception of loan participations executed between the Subsidiary Banks and other banks affiliated with First Banks. See Note 15 to the consolidated financial statements. There are no foreign operations.

         The business segment results shown below are consistent with FBA's internal reporting system which is consistent, in all material respects, with generally accepted accounting principles and practices prominent in the banking industry. Such principles and practices are summarized in Note 1 to the consolidated financial statements.

                                                                 FB California                          FB Texas
                                                     -------------------------------         ------------------------------
                                                     1998          1997         1996           1998        1997        1996
                                                     ----          ----         ----           ----        ----        ----
                                                                             (dollars expressed in thousands)

Balance sheet information:

Investment securities.......................    $   53,449       83,165       73,292         59,914      65,016      51,847
Loans, net of unearned discount.............       314,977      255,114      156,303        201,426     176,341     180,068
Total assets................................       410,110      370,917      257,834        300,984     267,152     266,571
Deposits....................................       363,422      325,562      223,435        264,425     231,175     233,710
Stockholders' equity........................        42,825       40,176       29,696         30,249      29,761      26,773
                                                ==========    =========    =========      =========    ========    ========

Income statement information:

Interest income:
   Loans, external customers................    $   22,540       16,233        9,538         12,411      14,456      15,421
   Loans, other operating segments
     and affiliates of First Banks..........         5,390        1,183           --          4,777       1,521         178
   Investment securities....................         4,131        4,293        3,030          3,852       3,576       3,049
   Other....................................           483          707          621            674         546       1,355
                                                ----------    ---------    ---------      ---------    --------    --------
       Total interest income................        32,544       22,416       13,189         21,714      20,099      20,003
                                                ----------    ---------    ---------      ---------    --------    --------

Interest expense:
   Deposits.................................        13,254        8,640        5,154          8,742       8,093       8,822
   Other....................................           101           89           14            158         286         464
                                                ----------   ----------    ---------      ---------    --------    --------
       Total interest expense...............        13,355        8,729        5,168          8,900       8,379       9,286
                                                ----------   ----------    ---------      ---------    --------    --------

       Net interest income..................        19,189       13,687        8,021         12,814      11,720      10,717
Provision for possible loan losses..........           565          500        1,405            335       1,500       1,000
                                                ----------   ----------    ---------      ---------    --------    --------
       Net interest income after provision
         for possible loan losses...........        18,624       13,187        6,616         12,479      10,220       9,717
                                                ----------    ---------    ---------      ---------    --------    --------
Noninterest income..........................         2,732        1,847        1,813          1,790       1,901       1,888
Noninterest expense(1)......................        15,548       10,356        8,634          8,749       6,960       8,501
                                                ----------    ---------    ---------      ---------    --------    --------
       Net income before income taxes.......         5,808        4,678         (205)         5,520       5,161       3,104

   Provision (benefit) for income taxes.....         2,736        2,027         (208)         1,888       1,815       1,168
       Income (loss) before minority
         interest in income of subsidiary...         3,072        2,651            3          3,632       3,346       1,936
   Minority interest income of subsidiary...            --           --           --             --          --          --
                                                ----------    ---------    ---------      ---------    --------    --------
       Net income...........................    $    3,072        2,651            3          3,632       3,346       1,936
                                                ==========    =========    =========      =========    ========    ========

-----------------
(1)  Corporate  an  other  includes  $1.8  million   of   guaranteed   preferred
     debenture expense for the year ended December 31, 1998 (see Note 8 to the consolidated financial statements).







                                            Corporate and other                                Consolidated Total
                               --------------------------------------------         -------------------------------------
                               1998                1997                1996         1998              1997           1996
                               ----                ----                ----         ----              ----           ----
                                                                 (dollars expressed in thousands)



                               3,573                 --                  --          116,936        148,181       125,139
                                  --                 --                  --          516,403        431,455       336,371
                             (28,700)              (210)             (1,203)         599,147        556,527       455,492
                               8,903              5,595               4,682          719,997        643,664       529,087
                              (7,229)           (24,846)            (18,274)          65,845         45,091        38,195
                            ========            =======             =======          =======        =======      ========




                                  --                 --                  --           34,951         30,689       24,959
                                  --                 --                  --           10,167          2,704          178
                                 120                  1                 178            8,103          7,870        6,257
                                  49                  1                  12            1,206          1,254        1,988
                           ---------            -------           ---------        ---------       --------     --------
                                 169                  2                 190           54,427         42,517       33,382
                           ---------            -------           ---------        ---------       --------     --------


                                (390)               (17)                (40)          21,606         16,716       13,936
                               1,363              2,064               1,119            1,622          2,439        1,597
                           ---------            -------           ---------        ---------      ---------     --------
                                 973              2,047               1,079           23,228         19,155       15,533
                           ---------            -------           ---------        ---------      ---------     --------

                                (804)            (2,045)               (889)          31,199         23,362       17,849
                                  --                 --                  --              900          2,000        2,405
                           ---------            -------           ---------        ---------      ---------     --------

                                (804)            (2,045)               (889)          30,299         21,362       15,444
                           ---------            -------           ---------        ---------      ---------     --------
                                (147)              (461)               (116)           4,375          3,287        3,585
                               2,175                361                 602           26,472         17,677       17,737
                           ---------            -------           ---------        ---------      ---------     --------
                              (3,126)            (2,867)             (1,607)           8,202          6,972        1,292

                              (1,032)              (697)               (490)           3,592          3,145          470

                              (2,094)            (2,170)             (1,117)           4,610          3,827          822

                                  --                294                 131               --            294          131
                           ---------            -------           ---------        ---------       --------     --------
                              (2,094)            (2,464)             (1,248)           4,610          3,533          691
                           =========            =======           =========        =========       ========     ========



(20)   PARENT COMPANY ONLY FINANCIAL INFORMATION



                                              Condensed Balance Sheets


                                                                                          December 31,
                                                                                          ------------
                                                                                       1998         1997
                                                                                       ----         ----
                                                                              (dollars expressed in thousands)
        Assets:
          Cash deposited in subsidiary banks...................................... $   31,306        1,075
          Investment securities...................................................      5,023           --
          Investment in subsidiaries..............................................     73,074       68,095
          Deferred tax assets.....................................................      2,192        3,532
          Other assets............................................................      2,349          659
                                                                                   ----------     --------
                  Total assets.................................................... $  113,944       73,361
                                                                                   ==========     ========
        Liabilities and stockholders' equity:
          Promissory note payable................................................. $       --       14,900
          12% convertible debentures..............................................         --        6,500
          Subordinated debenture payable to First Capital.........................     47,423           --
          Accrued and other liabilities...........................................        676        6,870
                                                                                   ----------     --------
                  Total liabilities...............................................     48,099       28,270
        Stockholders' equity......................................................     65,845       45,091
                                                                                   ----------     --------
                  Total liabilities and stockholders' equity...................... $  113,944       73,361
                                                                                   ==========     ========



                                           Condensed Statements of Income

                                                                                 Years ended December 31,
                                                                                 ------------------------
                                                                                1998       1997       1996
                                                                                ----       ----       ----
                                                                             (dollars expressed in thousands)
         Income:
           Dividends from subsidiaries....................................   $ 4,750      1,625         --
           Other..........................................................       711         31        219
                                                                             -------     ------    -------
                  Total income............................................     5,461      1,656        219
                                                                             -------     ------    -------
         Expense:
           Interest.......................................................     1,363      2,064      1,138
           Other..........................................................     2,475        686        505
                                                                             -------     ------    -------
                  Total expense...........................................     3,838      2,750      1,643
                                                                             -------     ------    -------
                  Income (loss) before income tax benefit.................     1,623     (1,094)    (1,424)
         Income tax benefit...............................................    (1,032)      (686)      (492)
                                                                             -------     ------    -------
                  Income (loss) before equity in undistributed
                    income of subsidiaries................................     2,655       (408)      (932)
         Equity in undistributed income of subsidiaries...................     1,955      3,941      1,623
                                                                             -------     ------    -------
                  Net income..............................................   $ 4,610      3,533        691
                                                                             =======     ======    =======



                                         Condensed Statements of Cash Flows

                                                                                      Years ended December 31,
                                                                                      ------------------------
                                                                                1998           1997          1996
                                                                                ----           ----          ----
                                                                                (dollars expressed in thousands)
         Operating activities:
           Net income....................................................  $    4,610         3,533           691
           Adjustments to reconcile net income to net
             cash provided by (used in) operating activities:
              Equity in undistributed income of subsidiaries.............      (1,955)       (3,941)       (1,623)
              Dividends from subsidiaries................................       4,750         1,625            --
              Other, net.................................................      (3,231)       (4,169)       (2,008)
                                                                           ----------       -------       -------
                    Net cash provided by (used in) operating activities..       4,174        (2,952)       (2,940)
                                                                           ----------       -------       -------

         Investing activities:
           Purchase of investment securities.............................      (3,600)           --       (12,618)
           Investment in common securities of First Capital..............      (1,423)           --            --
           Proceeds from maturity of investment securities...............          --            --         7,152
           Proceeds from sales of investment securities..................          --            --         4,496
           Capital contributions to subsidiaries.........................          --            --       (17,052)
           (Decrease) increase in payable to former shareholders
              of Surety Bank.............................................      (3,829)        3,829            --
           Pre-merger transactions of FCB................................          --            --        (1,938)
                    Net cash provided by (used in) investing activities..      (8,852)        3,829       (19,960)
                                                                           ----------     ---------       -------

         Financing activities:
           Increase (decrease) in promissory note payable................      (4,900)          900        14,000
           Increase in subordinated debenture............................      45,547            --            --
           Exercise of stock options.....................................          --            15            38
           Repurchase of common stock for treasury.......................      (5,738)       (1,512)       (2,010)
           Pre-merger transactions of FCB................................          --            (7)        2,933
                                                                           ----------     ---------       -------
                    Net cash provided by (used in) financing activities..      34,909          (604)       14,961
                                                                           ----------       -------       -------
                    Net increase (decrease) in cash and cash equivalents.      30,231           273        (7,939)
         Cash and cash equivalents at beginning of year..................       1,075           802         8,741
                                                                           ----------     ---------       -------
         Cash and cash equivalents at end of year........................  $   31,306         1,075           802
                                                                           ==========     =========       =======

         Noncash investing and financing activities:
           Issuance of common stock in purchase accounting acquisition...  $    3,008         4,763            --
           Conversion of promissory note payable to common stock.........      10,000            --            --
           Conversion of 12% convertible debentures and accrued interest
              payable to common stock....................................       8,673            --            --
           Cash paid for interest........................................       1,867            --           475
           Pre-merger transaction of FCB - exchange of common stock
              for dividend payable.......................................          --            --           643
                                                                           ==========     =========       =======


(21)   CONTINGENT LIABILITIES

         In the ordinary course of business, there are various legal proceedings pending against FBA and/or the Subsidiary Banks. Management, in consultation with legal counsel, is of the opinion the ultimate resolution of these proceedings will have no material effect on the financial condition or results of operations of FBA or the Subsidiary Banks.

(22)   SUBSEQUENT EVENT

         As more fully described in Note 2 to the consolidated financial statements, on March 4, 1999, FBA completed its acquisition of Redwood Bancorp and its wholly owned subsidiary, Redwood Bank, for cash consideration of $26.0 million. Redwood Bank is headquartered in San Francisco, California and operates four banking locations in the San Francisco Bay area. Redwood Bank had $183.9 million in total assets, $134.4 million in loans, net of unearned discount, $32.4 million in investment securities and $162.9 million in deposits at the acquisition date. Redwood Bank is operating as a subsidiary of FBA.

 Directors of First Banks America, Inc.

           James F. Dierberg         Chairman of the Board,  President and Chie
                                       Executive  Officer,  First Banks America,
                                       Inc., St.  Louis,  Missouri;  Chairman of
                                       the Board, President and  Chief Executive
                                       Officer, First Banks,    Inc., St. Louis,
                                       Missouri.
           Allen H. Blake            Executive Vice President,  Chief  Operating
                                       and   Financial  Officer  and  Secretary,
                                       First  Banks  America,  Inc.,  St. Louis,
                                       Missouri; Executive Vice President, Chief
                                       Operating  and   Financia   Officer   and
                                       Secretary, First Banks, Inc.,  St. Louis,
                                       Missouri.
           Charles A. Crocco, Jr.    Of Counsel for the law firm of Jackson  and
                                       Nash, LLP., New York, New York.
           Albert M. Lavezzo         Partner in the law firm of Favaro, Lavezzo,
                                       Gill,   Caretti  &   Neppell,    Vallejo,
                                       California.
           Edward T. Story, Jr.      President  and  Chief  Executive Officer of
                                       SOCO International, Inc., Comfort, Texas.
           Ellen D. Schepman         Retail Banking Officer, First Bank & Trust,
                                       a wholly-owned subsidiary of First Banks,
                                       Inc., Huntington Beach, California.
           Donald W. Williams        Executive  Vice  President and Chief Credit
                                       Officer, First  Banks,  Inc.,  St. Louis,
                                       Missouri.



     Executive Officers of First Banks America, Inc.

           James F. Dierberg         Chairman of the Board, President and  Chief
                                       Executive Officer
           Allen H. Blake            Executive  Vice  President, Chief Operating
                                       and Financial Officer and Secretary
           David F. Weaver           Executive Vice President



     Directors and Senior Officers of First Bank Texas N.A.

           David F. Weaver           Chairman of the Board, President and Chief
                                       Executive Officer
           Donald W. Williams        Director
           Joseph Milcoun, Jr.       Director, Vice President, Retail Banking
           Arved E. White            Director, Senior Vice President  and Chief
                                       Lending Officer
           Monica J. Rinehart        Secretary, Vice President and Controller



     Directors and Senior Officers of First Bank of California

           Terrance M. McCarthy      Chairman of the Board, President and Chief
                                       Executive Officer
           James E. Culleton         Director and Secretary
           Donald W. Williams        Director
           Albert M. Lavezzo         Director
           Fred K. Sibley            Director
           Gary M. Sanders           Director   and   Senior   Vice   President,
                                       Commercial Lending
           Peter A. Goetze           Vice President, Retail Banking
           Kathryn L. Perrine        Vice President and Chief Financial Officer

                              INVESTOR INFORMATION

     FBA's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, is available without charge to any stockholder upon request. Requests should be directed to Allen H. Blake, First Banks America, Inc., 11901 Olive Boulevard, St.
Louis, Missouri 63141.

Common Stock

         The common stock of FBA is traded on the New York Stock Exchange with the ticker symbol "FBA" and is frequently reported in newspapers of general circulation with the symbol "FBKSAM" and in the Wall Street Journal with the symbol "FBA." As of March 18, 1999, there were approximately 1,443 registered common stockholders of record. This number does not include any persons or entities who hold their stock in nominee or "street" name through various brokerage firms.

         Common stock price range:
                                                                         1998                    1997
                                                                  ------------------      ------------------
                                                                   High          Low       High          Low

                    First quarter.............................  $  25.19        21.31      12.75        10.13
                    Second quarter............................     25.13        19.13      13.38        12.38
                    Third quarter.............................     21.00        16.50      18.00        12.81
                    Fourth quarter............................     19.50        16.75      24.06        17.13

Preferred Securities

         The Preferred Securities of FBA, which were issued on July 21, 1998, are traded on the New York Stock Exchange with the ticker symbol "FBAPrt." As of March 18, 1999, there were approximately 294 record holders of Preferred Securities. This number does not include any persons or entities who hold their preferred securities in nominee or "street" name through various brokerage firms.

         Preferred Securities price range:
                                                                                      1998
                                                                                      ----                Dividend
                                                                                High          Low         declared
                                                                                ----          ---         --------

                    Second quarter......................................... $   25.75        24.19           .40729
                    Third quarter..........................................     25.75        24.19           .53125
                    Fourth quarter.........................................     26.25        24.50           .53125
                                                                                                         ----------
                                                                                                         $  1.46979
                                                                                                         ==========

For information concerning FBA, please contact:

     David F. Weaver                                                            Allen H. Blake
     Executive Vice President                                                   Executive Vice President, Chief
     P. O. Box 630369                                                               Operating and Financial
     Houston, Texas 77263-0369                                                      Officer and Secretary
     Telephone: 713/954-2400                                                    11901 Olive Boulevard
                                                                                St. Louis, Missouri 63141
                                                                                Telephone: 314/995-8700

Transfer Agents:

       Common Stock:                                                            Preferred Securities:
              ChaseMellon Shareholder Services, L.L.C.                               State Street Bank and Trust Company
              85 Challenger Road                                                     Two International Place
              Overpect Centre                                                        Boston, MA 02110-2804
              Ridgefield Park, NJ 07666                                              Telephone 800/531-0368
              Telephone 888/213-0965
              www.chasemellon.com


                                   EXHIBIT 21



                            First Banks America, Inc.
                            Significant Subsidiaries

         The following is a list of all subsidiaries of the Company and the jurisdiction of incorporation or organization. First Bank Texas N.A. (formerly BankTEXAS National Association) and First Bank of California are wholly-owned by First Banks America, Inc.

                                                 Jurisdiction of Incorporation
    Name of Subsidiary                                 of Organization
    ------------------                                 ---------------

    First Bank Texas N.A.                               United States
    First Bank of California                             California

                                  EXHIBIT 23(a)


The Board of Directors
First Banks America, Inc.


We consent to incorporation by reference in the registration statement (No, 33-42607) on Form S-8 of First Banks America, Inc. and subsidiaries of our report dated March 17, 1999, relating to the consolidated balance sheets of First Banks America, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1998 which report appears in the December 31, 1998 annual report on Form 10-K of First Banks America, Inc.



                                                      KPMG LLP
St. Louis, Missouri
March 26, 1999