Form 10-Q
period 1999-03-31
FIRST BANKS AMERICA INC
filed 1999-05-12
CIK 310979

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                    FORM 10-Q

[X]           QUARTERLY REPORT PURSUANT TO SECTION  13  OR 15(d)  OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                135 North Meramec Avenue, Clayton, Missouri 63105
                -------------------------------------------------
               (address of principal executive offices) (Zip Code)

                                 (314) 854-4600
                                 --------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
(Former name, former address, and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X No ____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding at
                  Class                                   April 30, 1999
                  -----                                   --------------

    Common Stock, $.15 par value                             3,220,801
    Class B Common Stock, $.15 par value                     2,500,000





                            First Banks America, Inc.

                                      INDEX

                                                                                                 Page

PART I            FINANCIAL INFORMATION


     Item 1.      Financial Statements:
                  Consolidated Balance Sheets as of March 31, 1999
                      and December 31, 1998..................................................     -1-
                  Consolidated Statements of Income for the three
                      months ended March 31, 1999 and 1998...................................     -3-
                  Consolidated Statements of Changes in Stockholders' Equity and
                      Comprehensive  Income for the three months ended March 31,
                      1999 and 1998 and the nine months ended
                      December 31, 1998......................................................     -4-
                  Consolidated Statements of Cash Flows for the three months
                      ended March 31, 1999 and 1998..........................................     -5-
                  Notes to Consolidated Financial Statements.................................     -6-

     Item 2.      Management's Discussion and Analysis of Financial
                      Condition and Results of Operations....................................    -12-


PART II           OTHER INFORMATION


     Item 6.      Exhibits and Reports on Form 8-K...........................................    -22-


SIGNATURES...................................................................................    -23-



                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                            FIRST BANKS AMERICA, INC.
                     Consolidated Balance Sheets (unaudited)
             (dollars expressed in thousands, except per share data)




                                                                                March 31,           December 31,
                                                                                  1999                  1998
                                                                                  ----                  ----


                              ASSETS
                              ------

Cash and cash equivalents:
   Cash and due from banks...............................................    $     31,032                34,312
   Interest-bearing deposits with other financial institutions
     with maturities of three months or less.............................             507                 1,001
   Federal funds sold....................................................           1,000                11,000
                                                                             ------------          ------------
         Total cash and cash equivalents.................................          32,539                46,313
                                                                             ------------          ------------

Investment securities:
   Available for sale, at fair value.....................................         116,513               114,937
   Held to maturity, at amortized cost (fair value of $1,987 and
     $2,013 at March 31, 1999 and December 31, 1998,
     respectively).......................................................           2,019                 2,026
                                                                             ------------          ------------
         Total investment securities.....................................         118,532               116,963
                                                                             ------------          ------------

Loans:
   Commercial and financial..............................................         162,360               140,151
   Real estate construction and development..............................         208,834               161,696
   Real estate mortgage..................................................         248,186               155,443
   Consumer and installment..............................................          72,105                61,907
                                                                             ------------          ------------
         Total loans.....................................................         691,485               519,197
   Unearned discount.....................................................          (1,641)               (2,794)
   Allowance for possible loan losses....................................         (14,037)              (12,127)
                                                                             ------------          ------------
         Net loans.......................................................         675,807               504,276
                                                                             ------------          ------------

Bank premises and equipment, net of
     accumulated depreciation............................................          12,941                11,542
Intangibles associated with the purchase of subsidiaries.................          16,061                 8,405
Accrued interest receivable..............................................           4,922                 4,443
Other real estate........................................................             223                   161
Deferred tax assets......................................................          12,304                12,121
Other assets.............................................................          16,647                15,773
                                                                             ------------          ------------
         Total assets....................................................    $    889,976               719,997
                                                                             ============          ============


                            FIRST BANKS AMERICA, INC.
                     Consolidated Balance Sheets (unaudited)
             (dollars expressed in thousands, except per share data)
                                   (continued)


                                                                                  March 31,          December 31,
                                                                                    1999                 1998
                                                                                    ----                 ----


                                   LIABILITIES
                                   -----------

Deposits:
    Demand:
       Non-interest-bearing................................................     $    123,575            105,949
       Interest-bearing....................................................           70,987             72,662
    Savings................................................................          261,868            179,152
    Time:
       Time deposits of $100 or more.......................................           76,176             52,132
       Other time deposits.................................................          222,782            189,252
                                                                                ------------       ------------
         Total deposits....................................................          755,388            599,147

Short-term borrowings......................................................           15,401              4,141
Accrued interest payable...................................................            1,484                538
Deferred tax liabilities...................................................            1,370              1,722
Accrued expenses and other liabilities.....................................            5,523              4,449
                                                                                ------------       ------------
         Total liabilities.................................................          779,166            609,997
                                                                                ------------       ------------

Guaranteed preferred beneficial interest in First Banks
    America, Inc. subordinated debenture...................................           44,171             44,155
                                                                                ------------       ------------

                    STOCKHOLDERS' EQUITY
                    --------------------

Common Stock:
    Common stock, $0.15 par value; 6,666,666 shares
     authorized; 3,872,697 shares issued...................................              581                581
    Class B common stock, $.15 par value; 4,000,000 shares
     authorized; 2,500,000 shares issued and outstanding...................              375                375
Capital surplus............................................................           68,743             68,743
Retained earnings since elimination of accumulated deficit
    of $259,117 effective December 31, 1994................................            7,324              5,693
Common treasury stock, at cost; 651,896 shares and 651,867
    shares at March 31, 1999 and December 31, 1998,
    respectively...........................................................          (10,089)           (10,088)
Accumulated other comprehensive income (loss)..............................             (295)               541
                                                                                ------------       ------------
         Total stockholders' equity........................................           66,639             65,845
                                                                                ------------       ------------
         Total liabilities and stockholders' equity........................     $    889,976            719,997
                                                                                ============       ============


The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST BANKS AMERICA, INC.
                  Consolidated Statements of Income (unaudited)
             (dollars expressed in thousands, except per share data)

                                                                                        Three months ended
                                                                                             March 31,
                                                                                      ----------------------
                                                                                      1999              1998
                                                                                      ----              ----
Interest income:
   Interest and fees on loans................................................       $   12,869          10,568
   Investment securities.....................................................            1,828           2,033
   Federal funds sold and other..............................................               98             395
                                                                                    ----------       ---------
       Total interest income.................................................           14,795          12,996
                                                                                    ----------       ---------
Interest expense:
   Deposits:
     Interest-bearing demand.................................................              268             349
     Savings.................................................................            1,806           1,454
     Time deposits of $100 or more...........................................              741             775
     Other time deposits.....................................................            2,579           2,784
   Promissory note payable and other borrowings..............................              108             537
                                                                                    ----------       ---------
       Total interest expense................................................            5,502           5,899
                                                                                    ----------       ---------
       Net interest income...................................................            9,293           7,097
Provision for possible loan losses...........................................               90             300
                                                                                    ----------       ---------
       Net interest income after provision for loan losses...................            9,203           6,797
                                                                                    ----------       ---------
Noninterest income:
   Service charges on deposit accounts and customer service fees.............              730             739
   Gain on sales of securities, net..........................................               86              92
   Other income..............................................................              339             319
                                                                                    ----------       ---------
       Total noninterest income..............................................            1,155           1,150
                                                                                    ----------       ---------
Noninterest expense:
   Salaries and employee benefits............................................            2,295           2,135
   Occupancy, net of rental income...........................................              561             491
   Furniture and equipment...................................................              402             347
   Advertising and business development......................................               64              98
   Postage, printing and supplies............................................              185             167
   Data processing fees......................................................              719             475
   Legal, examination and professional fees..................................            1,103             890
   Communications............................................................              154             200
   Loss on sale of other real estate, net of expenses........................               --             157
   Amortization of intangibles associated with the purchase of
     subsidiaries............................................................              202             133
   Guaranteed preferred debenture............................................              993              --
   Other.....................................................................              828             964
                                                                                    ----------       ---------
       Total noninterest expense.............................................            7,506           6,057
                                                                                    ----------       ---------
       Income before provision for income tax expense........................            2,852           1,890
Provision for income tax expense.............................................            1,221             790
                                                                                    ----------       ---------
       Net income............................................................       $    1,631           1,100
                                                                                    ==========       =========

Earnings per common share:
       Basic.................................................................       $     0.29            0.22
       Diluted...............................................................             0.28            0.22
                                                                                    ==========       =========
Weighted average shares of common stock outstanding..........................            5,721           4,911
                                                                                    ==========       =========


The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST BANKS AMERICA, INC.
           Consolidated Statements of Changes in Stockholders' Equity
                and Comprehensive Income (unaudited) Three months
      ended March 31, 1999 and 1998 and nine months ended December 31, 1998

             (dollars expressed in thousands, except per share data)

                                                                                                        Accu-
                                                                                                       mulated
                                                                                                        other
                                                                                                       compre-   Total
                                                            Class B        Compre-            Common   hensive  stock-
                                                   Common   common  Capitalhensive Retained  treasury  income  holders'
                                                    stock    stock  surplusincome  earnings    stock   (loss)   equity
                                                    -----    -----  -------------  --------    -----   ------   ------

Consolidated balances, January 1, 1998...........  $   322    375   47,329          1,083    (4,350)    332     45,091
Three months ended March 31, 1998:
   Comprehensive income:
     Net income..................................       --     --       --   1,100  1,100        --      --      1,100
     Other comprehensive income, net of tax (1) -
       Unrealized gains on securities, net of
         reclassification adjustment (2).........       --     --       --     106     --        --     106        106
                                                                            ------
     Comprehensive income........................                            1,206
                                                                            ======
   Issuance of common stock for purchase
     accounting acquisition of FCB...............       43     --    2,965             --        --      --      3,008
   Conversion of promissory note payable.........      121     --    9,879             --        --      --     10,000
   Repurchases of common stock...................       --     --       --             --    (2,464)     --     (2,464)
                                                   -------   ----  -------          -----    ------    ----    -------
Consolidated balances, March 31, 1998............      486    375   60,173          2,183    (6,814)    438     56,841
Nine months ended December 31, 1998:
   Comprehensive income:
     Net income..................................       --     --       --   3,510  3,510        --      --      3,510
     Other comprehensive income, net of tax (1) -
       Unrealized gains on securities, net of
         reclassification adjustment (2).........       --     --       --     103     --        --     103        103
                                                                            ------
     Comprehensive income........................                            3,613
                                                                            ======
   Exercise of stock options.....................       --     --       13             --        --      --         13
   Redemption of stock options...................       --     --      (48)            --        --      --        (48)
   Compensation paid in stock....................       --     --       27             --        --      --         27
   Conversion of 12% convertible debentures......       95     --    8,578             --        --      --      8,673
   Repurchases of common stock...................       --     --       --             --    (3,274)     --     (3,274)
                                                   -------   ----  -------          -----   -------    ----    -------
Consolidated balances, December 31, 1998.........      581    375   68,743          5,693   (10,088)    541     65,845
Three months ended March 31, 1999:
   Comprehensive income:
     Net income..................................       --     --       --   1,631  1,631        --      --      1,631
     Other comprehensive income, net of tax (1) -
       Unrealized losses on securities, net of
         reclassification adjustment (2).........       --     --       --    (836)    --        --    (836)      (836)
                                                                            ------
     Comprehensive income........................                              795
                                                                            ======
   Repurchases of common stock...................       --     --       --             --        (1)     --         (1)
                                                   -------   ----  -------          -----   -------    ----    -------
Consolidated balances, March 31, 1999............  $   581    375   68,743          7,324   (10,089)   (295)    66,639
                                                   =======   ====  =======          =====   =======    ====    =======
---------------------
(1)  Components of other comprehensive income are shown net of tax.
(2)  Disclosure of reclassification adjustment:
                                                                             Three months            Nine months
                                                                            ended March 31,             ended
                                                                           1999       1998        December 31, 1998
                                                                           ----       ----        -----------------

     Unrealized gains (losses) arising during the period...............  $  (780)      166               265
     Less: reclassification adjustment for gains included in net income       56        60               162
                                                                         --------      ---               ---
     Unrealized gains (losses) on securities...........................  $  (836)      106               103
                                                                         =======       ===               ===


The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST BANKS AMERICA, INC.
                Consolidated Statements of Cash Flows (unaudited)
                        (dollars expressed in thousands)

                                                                                                   Three months ended
                                                                                                        March 31,
                                                                                                 ----------------------
                                                                                                 1999              1998
                                                                                                 ----              ----
Cash flows from operating activities:
   Net income.............................................................................     $   1,631           1,100
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, amortization and accretion, net........................................           449             467
     Provision for possible loan losses...................................................            90             300
     Provision for income tax expense.....................................................         1,221             790
     Payments of income taxes.............................................................           (66)           (196)
     Gain on sales of securities, net.....................................................           (86)            (92)
     Decrease in accrued interest receivable..............................................           439             967
     Interest accrued on liabilities......................................................         5,502           5,899
     Payments of interest on liabilities..................................................        (5,503)         (5,345)
     Other operating activities, net......................................................          (998)            550
                                                                                               ---------       ---------
       Net cash provided by operating activities..........................................         2,679           4,440
                                                                                               ---------       ---------
Cash flows from investing activities:
   Cash (paid) received for acquired entities, net of cash and
     cash equivalents received (paid)....................................................        (17,244)          3,241
   Proceeds from sales of investment securities available for sale........................        21,097              --
   Maturities of investment securities available for sale.................................        16,194          32,850
   Maturities of investment held to maturity..............................................             6              --
   Purchases of investment securities available for sale..................................        (7,297)        (25,399)
   Net (increase) decrease in loans.......................................................       (34,403)         15,739
   Recoveries of loans previously charged off.............................................           834             530
   Purchases of bank premises and equipment...............................................          (173)           (807)
   Proceeds from sales of other real estate...............................................           120             230
   Other investing activities, net........................................................          (143)            (11)
                                                                                               ---------       ---------
       Net cash provided by (used in) investing activities................................       (21,009)         26,373
                                                                                               ---------       ---------
Cash flows from financing activities:
   Other increases (decreases) in deposits:
     Demand and savings deposits..........................................................         1,135          (1,452)
     Time deposits........................................................................        (7,838)         10,321
   Increase in federal funds purchased and other short-term borrowings....................        12,200              --
   Decrease in Federal Home Loan Bank advances............................................            --            (291)
   (Decrease) increase in securities sold under agreements to repurchase..................          (940)             57
   Decrease in promissory note payable....................................................            --           5,026
   Repurchases of common stock for treasury...............................................            (1)         (2,464)
                                                                                               ---------       ---------
       Net cash provided financing activities.............................................         4,556          11,197
                                                                                               ---------       ---------
       Net (decrease) increase in cash and cash equivalents...............................       (13,774)         42,010
Cash and cash equivalents, beginning of period............................................        46,313          35,162
                                                                                               ---------       ---------
Cash and cash equivalents, end of period..................................................     $  32,539          77,172
                                                                                               =========       =========

Non-cash investing and financing activities:
   Loans transferred to other real estate.................................................     $      --             245
   Issuance of common stock for purchase accounting acquisition...........................            --           3,008
   Conversion of promissory note payable to common stock..................................            --          10,000
                                                                                               =========       =========


The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST BANKS AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   (1)   Basis of Presentation

         The accompanying consolidated financial statements of First Banks America, Inc. (FBA or the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 1998 annual report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         The consolidated financial statements include the accounts of FBA and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 1998 amounts have been made to conform with the 1999 presentation.

         FBA is majority owned by First Banks, Inc., St. Louis, Missouri (First Banks). At March 31, 1999 and December 31, 1998, First Banks' ownership interest in FBA was 82.34% and 76.84%, respectively.

         FBA operates through three banking subsidiaries, First Bank Texas N.A., headquartered in Houston, Texas (FB Texas), First Bank of California,
headquartered in Roseville, California (FB California) and Redwood Bancorp, headquartered in San Francisco, California (Redwood). Redwood operates through its wholly owned subsidiary, Redwood Bank, headquartered in San Francisco, California (Redwood Bank). FB Texas, FB California and Redwood Bank are collectively referred to as the Subsidiary Banks.

   (2)   Transactions with Related Parties

         FBA purchases certain services and supplies from or through First Banks. FBA's financial position and operating results could significantly differ from those that would be obtained if FBA's relationship with First Banks did not exist.

         First Banks provides management services to FBA and its Subsidiary Banks. Management services are provided under a management fee agreement whereby FBA compensates First Banks on an hourly basis for its use of personnel for various functions including internal audit, loan review, income tax preparation and assistance, accounting, asset/liability and investment services, loan servicing and other management and administrative services. Fees paid under this agreement were $682,000 and $440,000 for the three months ended March 31, 1999 and 1998, respectively. Fees payable to First Banks generally increase as FBA expands through acquisitions and internal growth, reflecting the higher levels of service needed to operate the Subsidiary Banks. The fees for management services are at least as favorable as could have been obtained from unaffiliated third parties.

         Because of the affiliation with First Banks and the geographic proximity of certain of their offices, FBA shares the cost of certain personnel and services used by FBA and First Banks. This includes the salaries and benefits of certain loan and administrative personnel. The allocation of the shared costs are charged and/or credited under the terms of cost sharing agreements entered into in 1996. Management anticipates Redwood Bank will execute a similar cost sharing agreement in 1999. Because this involves distributing essentially fixed costs over a larger asset base, it allows each bank to receive the benefit of personnel and services at a reduced cost. Fees paid under these agreements were $212,000 and $256,000 for the three months ended March 31, 1999 and 1998, respectively.

         First Services L.P., a limited partnership indirectly owned by First Banks' Chairman and his children through its general partners and limited partners, provides data processing and various related services to FB Texas and FB California under the terms of data processing agreements. Fees paid under these agreements were $686,000 and $429,000 for the three months ended March 31, 1999 and 1998, respectively. Fees payable to First Services L.P. generally increase as FBA expands through acquisitions and internal growth, reflecting the higher levels of service needed to operate the Subsidiary Banks. The fees paid for data processing services are at least as favorable as could have been obtained from unaffiliated third parties.

         First Brokerage of America, L.L.C. (First Brokerage), a limited liability company, whose members are the trusts of the children of First Banks' Chairman, provides back-office support and product support for FBA's brokerage and insurance operations. For the three months ended March 31, 1999, FBA and First Brokerage received commissions of approximately $73,000 and $31,000, respectively, from unaffiliated third-party companies from the sale of these products to customers of FBA.

         FBA's Subsidiary Banks had $89.4 million and $86.2 million in whole loans and loan participations outstanding at March 31, 1999 and December 31, 1998, respectively, that were purchased from banks affiliated with First Banks. In addition, FBA's Subsidiary Banks had sold $209.0 million and $182.9 million in whole loans and loan participations to affiliates of First Banks at March 31, 1999 and December 31, 1998, respectively. These loans and loan participations were acquired and sold at interest rates and terms prevailing at the dates of their purchase or sale and under standards and policies followed by FBA's Subsidiary Banks.

         FBA has a $20.0 million revolving note payable from First Banks (Note Payable). The borrowings under the Note Payable bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. The outstanding principal balance and accrued interest under the Note Payable are due and payable on October 31, 2001. There were no amounts outstanding under the Note Payable at March 31, 1999 and December 31, 1998. The interest expense under the Note Payable was $272,000 for the three months ended March 31, 1998.

         In connection with FBA's acquisition of First Commercial Bancorp,  Inc.
(FCB) and its wholly-owned subsidiary, First Commercial Bank (First Commercial), FBA issued a convertible debenture to First Banks of $6.5 million plus accrued interest. This debenture replaced similar FCB debentures previously owned by First Banks. On December 4, 1998, First Banks converted the $6.5 million principal and $2.4 million accrued and unpaid interest into 629,557 shares of FBA common stock. The related interest expense associated with this debenture was $210,000 for the three months ended March 31, 1998.

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

         Quantitative measures established by regulations to ensure capital adequacy require FBA and the Subsidiary Banks to maintain certain minimum capital ratios. FBA and the Subsidiary Banks are required to maintain a minimum risk-based capital to risk-weighted assets ratio of 8.00%, with at least 4.00% being "Tier 1" capital (as defined in the regulations). In addition, a minimum leverage ratio (Tier 1 capital to average assets) of 3.00% plus an additional cushion of 100 to 200 basis points is expected. In order to be considered well capitalized under Prompt Corrective Action provisions, a bank is required to maintain a risk-weighted asset ratio of at least 10.00%, a Tier 1 to risk-weighted asset ratio of at least 6.00%, and a leverage ratio of at least 5.00%. As of December 31, 1997, the date of the most recent notification from FBA's primary regulator, FB Texas and FB California were categorized as well capitalized under the regulatory framework for Prompt Corrective Action. Management believes, as of March 31, 1999, FBA and the Subsidiary Banks were well capitalized.

         At March 31, 1999 and December 31, 1998, FBA's and the Subsidiary Banks' capital ratios were as follows:

                                             Risk-based capital ratios
                                             -------------------------
                                           Total                  Tier 1                 Leverage Ratio
                                           -----                  ------                ---------------
                                     1999        1998        1999       1998            1999       1998
                                     ----        ----        ----       ----            ----       ----

           FBA                      12.62%     16.66%        8.38%     11.51%           9.45%      10.25%
           FB Texas                 11.02      11.37         9.76      10.11            9.20        9.15
           FB California            10.92      10.63         9.66       9.37            8.94        8.34
           Redwood Bank (1)         10.92         --         9.98         --            8.30          --
           ---------------
           (1) Redwood Bank was acquired by FBA on March 4, 1999.

(4)      Acquisitions

         On March 4, 1999, FBA completed its acquisition of Redwood and its wholly-owned subsidiary, Redwood Bank, for cash consideration of $26.0 million. The acquisition was accounted for using the purchase method of accounting. The excess of the cost over the fair value of the net assets acquired was $9.4 million and is being amortized over 15 years. The acquisition was funded from available proceeds from the sale of the 8.50% Cumulative Trust Preferred Securities completed in July 1998. Redwood is headquartered in San Francisco, California and operates four banking locations in the San Francisco Bay area. Redwood had $183.9 million in total assets, $134.4 million in loans, net of unearned discount, $32.4 in investment securities and $162.9 million in deposits at the acquisition date.

         The following information presents unaudited pro forma condensed results of operations of FBA for the three months ended March 31, 1999 and 1998, combined with the acquisition of Redwood, as if FBA had completed the transaction on January 1, 1998.

                                                                                  March 31,
                                                                            ------------------
                                                                            1999          1998
                                                                            ----          ----
                                                                     (dollars expressed in thousands,
                                                                            except per share data)

         Net interest income...........................................    $  10,159        8,728
         Provision for possible loan losses............................          300          300
         Net income....................................................        1,644        1,142
                                                                           =========     ========

         Weighted average shares of common stock
              outstanding (in thousands)...............................        5,721        5,300
                                                                           =========     ========

         Earnings per common share:
              Basic....................................................    $    0.29         0.22
              Diluted..................................................         0.29         0.22
                                                                           =========     ========


         The unaudited pro forma condensed results of operations reflect the application of the purchase method of accounting for Redwood and certain other assumptions. Purchase accounting adjustments have been applied to loans, investment securities, bank premises and equipment, deferred tax assets and liabilities and excess cost required to reflect the assets acquired and liabilities assumed at fair value. The resulting premiums and discounts are amortized or accreted to income consistent with the accounting policies of FBA. The unaudited pro forma condensed results of operations do not reflect the acquisition of Pacific Bay Bank completed on February 2, 1998 as it did not have a material impact on the results of operations for the three months ended March 31, 1998.

 (5)     Business Segment Results

         FBA's business segments are its Subsidiary Banks. The reportable business segments are consistent with the management structure of FBA, the Subsidiary Banks and the internal reporting system that monitors performance.

         Through the respective branch networks, the Subsidiary Banks provide similar products and services in their defined geographic areas. The products and services offered include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial and financial, commercial and residential real estate, real estate construction and development and consumer loans. Other financial services include mortgage banking, credit and debit cards, discount brokerage, credit-related insurance, automatic teller machines, telephone account access, safe deposit boxes, trust and private banking services and cash management services. The revenues generated by each business segment consist primarily of interest income, generated from the loan and investment security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas include Houston, Dallas, Irving and McKinney, Texas (FB Texas) and the San Francisco - Sacramento corridor of northern California (FB California and Redwood Bank). The products and services are offered to customers primarily within their respective geographic areas, with the exception of loan participations executed between the Subsidiary Banks and other banks affiliated with First Banks. There are no foreign operations.

          The business segment results are summarized below and are consistent with FBA's internal reporting system which is consistent, in all material respects, with generally accepted accounting principles and practices predominant in the banking industry. The balance sheet information is presented as of March 31, 1999 and December 31, 1998, and the statement of income information is presented for the three months ended March 31, 1999 and 1998, respectively. The business segment results include Redwood Bank, which was acquired on March 4, 1999, for the period subsequent to the acquisition date.

                                                        FB California                      Redwood Bank (1)
                                                 -------------------------------     ----------------------------
                                                 March 31,          December 31,      March 31,      December 31,
                                                   1999               1998              1999             1998
                                                   ----               ----              ----             ----
                                                                  (dollars expressed in thousands)

Balance sheet information:

Investment securities..........................  $    45,837          53,449              32,891            --
Loans, net of unearned discount................      327,589         314,977             138,601            --
Total assets...................................      404,343         410,110             194,084            --
Deposits.......................................      348,218         363,422              67,160            --
Stockholders' equity...........................       42,960          42,825              25,593            --
                                                  ==========      ==========         ===========    ==========




                                                        FB California                      Redwood Bank (1)
                                                     Three months ended                   Three months ended
                                                          March 31,                            March 31,
                                                   -----------------------              --------------------
                                                   1999               1998              1999             1998
                                                   ----               ----              ----             ----
                                                                 (dollars expressed in thousands)

Income statement information:

Interest income................................  $    8,000            7,757               1,180            --
Interest expense...............................       3,079            3,316                 442            --
                                                 ----------       ----------         -----------    ----------
   Net interest income.........................       4,921            4,441                 738            --
Provision for possible loan losses.............          60              150                  --            --
                                                 ----------       ----------         -----------    ----------
   Net interest income after provision
     for possible loan losses..................       4,861            4,291                 738            --
                                                 ----------       ----------         -----------    ----------
Noninterest income.............................         609              713                  26            --
Noninterest expense............................       3,699            3,730                 438            --
                                                 ----------       ----------         -----------    ----------
   Net income before income tax expense........       1,771            1,274                 326            --
Provision for income tax expense...............         787              535                 164            --
                                                 ----------       ----------         -----------    ----------
   Net income..................................  $      984              739                 162            --
                                                 ==========       ==========         ===========    ==========

-----------------
(1)  Redwood Bank was acquired by FBA on March 4, 1999.
(2) Corporate and other includes $645,000 of guaranteed preferred debenture expense, after applicable income tax benefit of $348,000, for the three months ended March 31, 1999.







                          FB Texas                    Corporate and other                  Consolidated Total
                 --------------------------      ----------------------------        ------------------------------
                 March 31,     December 31,      March 31,       December 31,        March 31,         December 31,
                   1999             1998           1999               1998             1999                1998
                   ----             ----           ----               ----             ----                ----
                                              (dollars expressed in thousands)



                     35,917        59,914            3,887             3,573           118,532             116,936
                    221,150       201,426            2,504                --           689,844             516,403
                    284,592       300,984            6,957             8,903           889,976             719,997
                    245,377       264,425           (5,367)          (28,700)          755,388             599,147
                     30,397        30,249          (32,311)           (7,229)           66,639              65,845
                ===========    ==========      ===========        ==========       ===========         ===========




                          FB Texas                    Corporate and other                 Consolidated Total
                   ---------------------            -----------------------            ------------------------
                     Three months ended               Three months ended                  Three months ended
                          March 31,                        March 31,                           March 31,
                   ---------------------            -----------------------            ------------------------
                   1999             1998              1999 (2)        1998             1999                1998
                   ----             ----              ----            ----             ----                ----
                                              (dollars expressed in thousands)



                      5,542         5,237               73                 2            14,795              12,996
                      2,162         2,100             (181)              483             5,502               5,899
                -----------    ----------      -----------        ----------       -----------         -----------
                      3,380         3,137              254              (481)            9,293               7,097
                         30           150               --                --                90                 300
                -----------    ----------      -----------        ----------       -----------         -----------

                      3,350         2,987              254              (481)            9,203               6,797
                -----------    ----------      -----------        ----------       -----------         -----------
                        543           379              (23)               58             1,155               1,150
                      2,279         2,203            1,090               124             7,506               6,057
                -----------    ----------      -----------        ----------       -----------         -----------
                      1,614         1,163             (859)             (547)            2,852               1,890
                        555           410             (285)             (155)            1,221                 790
                -----------    ----------      -----------        ----------       -----------         -----------
                      1,059           753             (574)             (392)            1,631               1,100
                ===========    ==========      ===========        ==========       ===========         ===========



            Item 2: Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

         The discussion set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward looking statements with respect to the financial condition, results of operations and business of FBA. These forward looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause actual results to differ materially from those contemplated by the forward looking statements herein include market conditions as well as conditions specifically affecting the banking industry generally and factors having a specific impact on FBA including but not limited to fluctuations in interest rates and in the economy; the impact of laws and regulations applicable to FBA and changes therein; competitive conditions in the markets in which FBA conducts its operations, including competition from banking and non-banking companies with substantially greater resources than FBA, some of which may offer and develop products and services not offered by FBA; and the ability of FBA to respond to changes in technology, including effects of the Year 2000 problem. With regard to FBA's efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward looking statements contained herein include the potential for higher than acceptable operating costs arising from the geographic dispersion of the offices of FBA, as compared with competitors operating solely in contiguous markets; the competition of larger acquirers with greater resources than FBA; fluctuations in the prices at which acquisition targets may be available for sale and in the market for FBA's securities; and the potential for difficulty or unanticipated costs in realizing the benefits of particular acquisition transactions. Additional factors potentially affecting the Company's results were identified in the Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                                     General

         FBA is a registered bank holding company, incorporated in Delaware and headquartered in Clayton, Missouri. At March 31, 1999, FBA had approximately $890.0 million in total assets; $689.8 million in total loans, net of unearned discount; $755.4 million in total deposits; and $66.6 million in total stockholders' equity. FBA operates through its Subsidiary Banks.

         Through the Subsidiary Banks' six locations in Texas and 14 locations in the San Francisco - Sacramento corridor of northern California, FBA offers a broad range of commercial and personal banking services including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial and financial, real estate construction and development, commercial and residential real estate and consumer loans. Other financial services include mortgage banking, credit and debit cards, discount brokerage, credit-related insurance, automatic teller machines, telephone account access, safe deposit boxes, trust and private banking services and cash management services.

         The following table lists the Subsidiary Banks at March 31, 1999:

                                                                       Loans, net of
                                             Number of       Total       unearned            Total
                                             locations      assets       discount          deposits
                                             ---------      ------       --------          --------
                                                       (dollars expressed in thousands)

           FB California...................     10       $ 404,343         327,589          348,218
           FB Texa.........................      6         284,592         221,150          245,377
           Redwood Bank....................      4         194,084         138,601          167,160




                               Financial Condition

         FBA's total assets were $890.0 million and $720.0 million at March 31, 1999 and December 31, 1998, respectively. The increase in total assets from December 31, 1998 is primarily attributable to FBA's acquisition of Redwood, which provided total assets of $183.9 million.

                              Results of Operations

Net Income

         Net income was $1.6 million, or $0.28 per share on a diluted basis, for the three months ended March 31, 1999, compared to $1.1 million, or $0.22 per share on a diluted basis, for the same period in 1998. The improved operating results of FBA reflect the improved performance of both FB Texas and FB California. FB Texas' net income increased to $1.1 million from $753,000 for the three months ended March 31, 1999 and 1998, respectively. FB California recorded net income of $984,000 for the three months ended March 31, 1999, in comparison to $739,000 for the same period in 1998. The results for the first quarter of 1998 include a charge of $225,000, net of tax, or $0.05 per share on a diluted basis, in settlement of certain litigation at FB Texas. Excluding this charge, earnings per share on a diluted basis for the first quarter of 1998 would have been $0.27.

Net Interest Income

         Net interest income was $9.3 million, or 5.44% of average interest-earning assets, for the three months ended March 31, 1999, compared to $7.1 million, or 4.77% of average interest-earning assets, for the same period in 1998. The improved net interest income is primarily attributable to the net interest-earning assets provided by the acquisitions of Pacific Bay Bank and Redwood, and a reduction of interest expense attributable to: the effect of the exchange of $10.0 million of the Note Payable for common stock; the repayment of all borrowings outstanding under the Note Payable in July 1998; and the conversion of a debenture in December 1998. The improved net interest income was partially offset by a reduction in the yield on the loan portfolio from 9.78% to 9.20% at March 31, 1999 and 1998, respectively. This reduction results from the overall decline in prime rate experienced during the fourth quarter of 1998.

         The following table sets forth certain information relating to FBA's average balance sheets, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three month periods ended March 31:

                                                            1999                            1998
                                                 -------------------------      --------------------------
                                                          Interest                        Interest
                                                 Average   income/  Yield/      Average    income/  Yield/
                                                 balance   expense   rate       balance    expense   rate
                                                 -------   -------   ----       -------    -------   ----
                                                             (dollars expressed in thousands)
                  Assets
                  ------

Earning assets:
   Loans (1)(2)(3)..........................   $ 567,101    12,869    9.20%  $  438,421     10,568    9.78%
   Investment securities (3)................     118,265     1,828    6.27      136,501      2,033    6.04
   Federal funds sold and other.............       7,721        98    5.15       28,062        395    5.71
                                               ---------    ------           ----------     ------
         Total earning assets...............     693,087    14,795    8.66      602,984     12,996    8.74
                                                            ------                          ------
Nonearning assets...........................      82,394                         62,166
                                               ---------                     ----------
         Total assets.......................   $ 775,481                     $  665,150
                                               =========                     ==========

     Liabilities and Stockholders' Equity
     ------------------------------------

Interest-bearing liabilities:
   Interest-bearing demand deposits.........   $  72,191      268     1.51%  $   73,291        349    1.93%
   Savings deposits.........................     204,270    1,806     3.59      151,237      1,454    3.90
   Time deposits of $100 or more............      57,420      741     5.23       51,594        775    6.09
   Other time deposits......................     201,375    2,579     5.19      205,975      2,784    5.48
                                               ---------   ------             ---------     ------
         Total interest-bearing deposits....     535,256    5,394     4.09      482,097      5,362    4.51
   Promissory note payable and
     short-term borrowings .................       7,481      108     5.85       24,602        537    8.85
                                               ---------   ------             ---------     ------
         Total interest-bearing liabilities.     542,737    5,502     4.11      506,699      5,899    4.72
                                                           ------                           ------
Noninterest-bearing liabilities:
   Demand deposits..........................     104,133                         91,230
   Other liabilities........................      54,138                         12,360
                                               ---------                      ---------
         Total liabilities..................     701,008                        610,289
Stockholders' equity........................      74,473                         54,861
                                               ---------                      ---------
         Total liabilities and
           stockholders' equity.............   $ 775,481                     $  665,150
                                               =========                     ==========
Net interest income.........................                9,293                            7,097
                                                           ======                           ======
Net interest margin.........................                          5.44%                           4.77%
                                                                     =====                            ====
---------------
(1)   Nonaccrual loans are included in the average loan amounts.
(2)   Includes the effects of interest rate exchange agreements.
(3)   FBA has no tax exempt income.


Provision for Possible Loan Losses

         The provision for possible loan losses was $90,000 and $300,000 for the three months ended March 31, 1999 and 1998, respectively. The decrease in the provision for possible loan losses for the first quarter of 1999, compared to the same period in 1998, is primarily attributable to improved asset quality of FBA's loan portfolio, as determined by management's review and evaluation of the credit quality of the loans in the portfolio, and management's assessment of the adequacy of the allowance for possible loan losses.

         Net loan recoveries were $354,000 for the three months ended March 31, 1999, compared to net loan charge-offs of $529,000 for the same period in 1998. The overall improvement is primarily attributable to improved asset quality reflected in a decrease in the amount of loans requiring charge-off accompanied by an increase in the collection of previously charged-off loans. See "--Lending and Credit Management" for a summary of nonperforming loans and a summary of loan loss experience.

Noninterest Income

         Noninterest income was $1.2 million for the three months ended March 31, 1999 and 1998. Noninterest income consists primarily of service charges on deposit accounts and customer service fees.

          Service charges on deposit accounts and customer service fees remained relatively stable with a slight decrease to $730,000 for the three months ended March 31, 1999, in comparison to $739,000 for the same period in 1998. The slight decrease is reflective of a reduced level of non-sufficient funds fees earned on commercial accounts, offset primarily by an increase in interchange income associated with automatic teller machine services and credit cards.

Noninterest Expense

         Noninterest expense was $7.5 million for the three months ended March 31, 1999, compared to $6.1 million for the same period in 1998. The increase is primarily attributable to the guaranteed preferred debenture expense of $993,000 associated with the formation of First America Capital Trust (FACT) and FACT's issuance of Cumulative Trust Preferred Securities. Contributing further to the increase is the noninterest expense of Pacific Bay Bank and, to a lesser degree, Redwood, subsequent to their respective acquisition dates.

         Data processing fees increased to $719,000 for the three months ended March 31, 1999, in comparison to $475,000 for the same period in 1998. The increase in data processing fees is attributable to growth and technological advancements consistent with FBA's product and service offerings and expenses associated with FBA's Year 2000 program.

         Legal, examination and professional fees increased to $1.1 million for the three months ended March 31, 1999 from $890,000 for the same period in 1998. The increase in legal, examination and professional fees reflects FBA's increased reliance on outside professionals associated with Year 2000 activities. In addition, as further discussed in Note 2 to the accompanying financial statements, the fees paid to First Banks for management services have increased to $682,000 for the three months ended March 31, 1999, in comparison to $440,000 for the same period in 1998. This increase results from FBA's continued expansion through acquisitions and internal growth, reflecting the higher levels of service needed to operate the Subsidiary Banks.

         On July 21, 1998, FACT, a newly-formed Delaware business trust subsidiary of FBA, issued 1.84 million shares of 8.50% Cumulative Trust Preferred Securities (FACT Preferred Securities) at $25.00 per share in an underwritten public offering, and issued 56,908 shares of common securities to FBA at $25.00 per share. FBA owns all of FACT's common securities. The gross proceeds of the offering were used by FACT to purchase $47.4 million of 8.50% Subordinated Debentures (Subordinated Debentures) from FBA, maturing on June 30, 2028. The Subordinated Debentures are the sole asset of FACT. In connection with the issuance of the FACT Preferred Securities, FBA made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by FBA of the obligations of FACT under the FACT Preferred Securities. FBA's proceeds from the issuance of the Subordinated Debentures, net of underwriting fees and offering expenses, were approximately $44.0 million. Guaranteed preferred debenture expense was $993,000 for the three months ended March 31, 1999 and is recorded as noninterest expense in the accompanying consolidated financial statements.

                          Lending and Credit Management

         Interest earned on the loan portfolio is the primary source of income of FBA. Total loans, net of unearned discount, represented 77.5% and 71.7% of total assets as of March 31, 1999 and December 31, 1998, respectively. Total loans, net of unearned discount, were $689.8 million and $516.4 million at March 31, 1999 and December 31, 1998, respectively. The increase in loans, as summarized on the consolidated balance sheet, is attributable to the acquisition of Redwood, and to the continued expansion of the corporate lending function of FBA. The expansion has generated growth in the commercial and financial, real estate construction and development and commercial real estate mortgage loan portfolios. Offsetting the growth in corporate lending is the continuing decrease in FB Texas' consumer indirect automobile loan portfolio.

         FBA's nonperforming loans consist of loans on nonaccrual status and loans on which the original terms have been restructured. The following is a summary of nonperforming assets and past due loans at the dates indicated:

                                                                              March 31,      December 31,
                                                                                1999             1998
                                                                                ----             ----
                                                                          (dollars expressed in thousands)
   Nonperforming assets:
     Nonperforming loans...............................................    $     6,952              8,632
     Other real estate.................................................            223                161
                                                                           -----------         ----------
           Total nonperforming assets..................................    $     7,175              8,793
                                                                           ===========         ==========
   Loans past due and still accruing:
     Over 30 days to 90 days...........................................    $     7,771              6,269
     Over 90 days......................................................            261                306
                                                                           -----------         ----------
           Total past due loans........................................    $     8,032              6,575
                                                                           ===========         ==========

   Loans, net of unearned discount.....................................    $   689,844            516,403
                                                                           ===========         ==========

   Asset quality ratios:
     Allowance for possible loan losses to loans.......................           2.03%             2.35%
     Nonperforming loans to loans .....................................           1.01              1.67
     Allowance for possible loan losses to
        nonperforming loans ...........................................         201.91            140.49
     Nonperforming assets to loans and other real estate...............           1.04              1.70
                                                                           ===========         =========

         Nonperforming loans, consisting of loans on nonaccrual status and restructured loans, were $7.0 million at March 31, 1999, in comparison to $8.6 million at December 31, 1998. The decrease from December 31, 1998 to March 31, 1999 is a result of a reduction in loans on nonaccrual status and continued aggressive collection efforts. Nonperforming loans were $7.0 million and $6.0 million at March 31, 1999 and 1998, respectively. The increase from March 31, 1998 to March 31, 1999 is primarily attributable to the loans obtained through the acquisitions of Pacific Bay Bank in February 1998 and Redwood in March 1999, and the overall growth of FBA's loan portfolio. The acquired allowances for possible loan losses of Pacific Bay Bank and Redwood totaled $885,000 and $1.5 million at the respective acquisition dates.

         Impaired loans, consisting of loans on a nonaccrual status and indirect consumer and installment loans 60 days or more past due, were $7.2 million and $9.0 million at March 31, 1999 and December 31, 1998, respectively.

         The following is a summary of the loan loss experience:

                                                                                    Three months ended
                                                                                         March 31,
                                                                                  ---------------------
                                                                                  1999             1998
                                                                                  ----             ----
                                                                            (dollars expressed in thousands)

     Allowance for possible loan losses, beginning of period...............   $  12,127            11,407
     Acquired allowances for possible loan losses..........................       1,466               885
                                                                              ---------          --------
                                                                                 13,593            12,292
                                                                              ---------          --------
     Loans charged-off.....................................................        (480)           (1,059)
     Recoveries of loans previously charged-off............................         834               530
                                                                              ---------          --------
     Net loan (charge-offs) recoveries.....................................         354              (529)
                                                                              ---------          --------
     Provision for possible loan losses....................................          90               300
                                                                              ---------          --------
     Allowance for possible loan losses, end of period.....................   $  14,037            12,063
                                                                              =========          ========

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

                          Interest Rate Risk Management

         FBA utilizes off-balance-sheet derivative financial instruments to assist in the management of interest rate sensitivity and to modify the repricing, maturity and option characteristics of on-balance-sheet assets and liabilities. Derivative financial instruments held by FBA for purposes of managing interest rate risk are summarized as follows:

                                                              March 31, 1999          December 31, 1998
                                                          ------------------        ---------------------
                                                          Notional     Credit       Notional      Credit
                                                           amount     exposure       amount      exposure
                                                           ------     --------       ------      --------
                                                                 (dollars expressed in thousands)

              Interest rate swap agreements............   $ 65,000       230          65,000         667
              Interest rate cap agreement..............     10,000       102          10,000         135

         The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of FBA's credit exposure through its use of derivative financial instruments. The amounts and the other terms of the derivatives are determined by reference to the notional amounts and the other terms of the derivatives. The credit exposure represents the accounting loss FBA would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral was of no value.

         During 1998, FBA entered into $65.0 million notional amount of interest rate swap agreements (Swap Agreements) to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with its funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The Swap Agreements provide for FBA to receive a fixed rate of interest and pay an adjustable rate equivalent to the 90-day London Interbank Offering Rate. The terms of the Swap Agreements provide for FBA to pay quarterly and receive payment semi-annually. The amount receivable by FBA under the Swap Agreements was $377,000 and $820,000 at March 31, 1999 and December 31, 1998, respectively, and the amount payable by FBA under the Swap Agreements was $147,000 and 153,000 at March 31, 1999 and December 31, 1998, respectively. The maturity dates, notional amounts, interest rates paid and received and fair values of the Swap Agreements outstanding as of March 31, 1999 were as follows:

                                                      Notional     Interest rate    Interest rate
                          Maturity Date                amount          paid           received        Fair value
                          -------------                ------          ----           --------        ----------
                                                                      (dollars expressed in thousands)

         June 11, 2002...........................   $  15,000          5.00%             6.00%          $  157
         September 16, 2002......................      20,000          5.00              5.36             (183)
         September 18, 2002......................      30,000          5.00              5.33             (310)
                                                    ---------                                           -------
                                                    $  65,000          5.00              5.49           $ (336)
                                                    =========          ====              ====           ======

         FBA has a $10.0 million interest rate cap agreement outstanding to limit the interest expense associated with certain interest-bearing liabilities. At March 31, 1999 and December 31, 1998, the unamortized cost of this agreement were $102,000 and $130,000, respectively, and were included in other assets. The net amount due to FBA under this agreement was $5,000 at December 31, 1998. There was no amount net amount due to FBA at March 31, 1999.

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

         As described in Note 2 to the accompanying consolidated financial statements, data processing services are provided to FBA by First Services, L.P. under the terms of data processing agreements. To address the Year 2000 problem, FBA, working jointly with First Banks, has established a dedicated team to coordinate the overall Year 2000 Preparedness Program (Program) under the guidelines of the Comprehensive Year 2000 Plan (Plan) as approved by the Board of Directors. The Plan summarizes each major phase of the Program and the estimated costs to remediate and test systems in preparation for the Year 2000. The Plan addresses both Information Technology (IT) projects, such as data processing and data network, and non-IT projects, such as building facilities and security. The major phases of the Program are awareness, assessment, remediation, validation and implementation.

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

         FBA's critical systems are purchased from industry-known vendors. Such systems are generally used in their standard configuration, that is, with minor modification. Focusing on these critical systems, FBA continues to closely review and monitor the Year 2000 progress as reported by each vendor, and has tested, in most cases, on a system separate from the on-line production system. The review and testing of critical data processing service providers was substantially complete as of March 31, 1999.

         For the critical systems that have been modified, the vendors provided remediation for such systems that were not otherwise reported as "Year 2000-ready." As the remediation phase was completed within the stated deadline, FBA did not invoke any remediation contingency efforts.

         Concurrent with the completion of the remediation phase of the Program, FBA commenced the final analysis of the validation phase for critical systems, including remediated systems provided by third party vendors. This portion of the Program was substantially complete as of December 31, 1998.

         FBA, along with First Banks, has accelerated the replacement of its existing teller system (ISC), since certain functions of ISC were not Year 2000 compliant. Planning for the replacement of ISC has been underway for several years with the primary objectives of adding functionality to meet expanding product and service offerings and improving efficiency in serving customers. As the newly selected teller system (CFI) also provided a solution for the Year 2000 problem, the overall implementation schedule was accelerated. Recognizing the heightened risks of deploying the CFI system within the narrowed timeline created by the Year 2000 issue, emphasis was first given to the Year 2000 solution for ISC, with simultaneous deployment of CFI occurring throughout 1999 and early 2000. The testing of the Year 2000 solution for ISC has been completed and will be installed throughout FBA's branch network by June 30, 1999.

         The testing of CFI was completed by December 31, 1998. The CFI system was installed in selected bank test locations of First Banks during the fourth quarter of 1998. Management anticipates FB Texas will be converted to CFI during the second quarter of 1999 while FB California's conversion will take place throughout the remainder of 1999. Management does not anticipate that Redwood Bank will convert to CFI in 1999. The estimated cost of the teller replacement is $1.4 million and will be charged to expense over a 60-month period upon installation at each branch location. First Banks is also upgrading its local area network-based systems, networks and core processor, and has purchased certain item processing equipment, as the previous equipment, which is fully depreciated, was not Year 2000 compliant. FBA's portion of the cost of these upgrades and the item processing equipment will be included in the billings under the terms of certain data processing and management services agreements. See Note 2 to the accompanying consolidated financial statements for a further discussion of transactions with related parties.

         The final phase of the Program is the implementation of remediated and other systems into the operating environment of FBA and First Banks. The final phase of the Program is scheduled to be completed by June 30, 1999.

         FBA has also assessed the Year 2000 risks relating to its lines of business separate from its dependence on data processing. The assessment includes a review of larger commercial loan and deposit customers to ascertain their overall preparedness regarding Year 2000 risks. The process requires lending and other banking officers to meet with certain of their customers to review and assess their overall preparedness for Year 2000 risks. While the process of evaluating the potential adverse effects of Year 2000 risks on these customers revealed no probable adverse effect to FBA, it is not possible to quantify the overall potential adverse effects to FBA resulting from the failure of these customers, or other customers not meeting the review criteria, to adequately prepare for the Year 2000. The failure of a commercial bank customer to adequately prepare for Year 2000 could have a significant adverse effect on such customer's operations and profitability, in turn inhibiting its ability to repay loans in accordance with their terms or requiring the use of its deposited funds. FBA continues to review and structure certain funding sources to facilitate the Subsidiary Banks' liquidity requirements under varying cash flow assumptions. In addition, Year 2000 risks associated with adversely rated credits are monitored more frequently in conjunction with the internal watch
list  review  committee  meetings,   while  new  credit  relationships   include
parameters to assess and evaluate Year 2000 risks at the time of the initial credit decision.

         The Plan also provides for the identification and communication with significant non-data processing third party vendors regarding their preparedness for Year 2000 risks. While the results of this process have not revealed any quantifiable loss to FBA, the absence of certain basic services such as telecommunications, electric power and service provided by other financial institutions and governmental agencies would have a serious impact on the operations of FBA. FBA has developed processes to monitor significant non-data processing third party vendors regarding their preparedness for Year 2000 risks.

         The total cost of the Program is currently estimated at $2.3 million, comprised of capital improvements of $1.4 million and direct expenses reimbursable to First Services L.P. of $900,000. The capital improvements, as previously discussed, will be charged to expense in the form of depreciation expense or lease expense, generally over a period of 60 months. FBA incurred direct expenses related to the Program of approximately $135,000 for the three months ended March 31, 1999 and $180,000 for the year ended December 31, 1998. In addition, FBA is estimating direct expenses of $585,000 for the duration of the Program. The acquisition of Redwood is not expected to have a significant impact on the total cost of FBA's Program. The total cost could vary significantly from those currently estimated for unforeseen circumstances that could develop in carrying out the Program.

         Concurrent with the development and execution of the Plan is the evolution of FBA's Year 2000 Contingency Plan (Contingency Plan). The Contingency Plan is intended to be an evolving document changing and developing to reflect the results, progress and current status of the Program. The Contingency Plan includes the remediation and business resumption procedures for common systems, coordinated by the Team, and departmental specific systems, coordinated by the appropriate departmental manager and the assigned Team member. The Contingency Plan addresses a variety of issues including critical systems, credit risk, liquidity, loan and deposit customers, facilities, supplies and computer back-up locations. Additionally, FBA has developed business resumption plans for each functional area deemed to be critical to the operations of FBA. These business resumption plans also serve as evolving documents and will continue to be modified to appropriately address Year 2000 risks associated with the individual needs and responsibilities of each of these critical functional areas.

         While FBA is making a substantial effort to become Year 2000 compliant, there is no assurance the Year 2000 problem will not have a material adverse effect on its financial condition or results of operations.

                                    Liquidity

         The liquidity of FBA and the Subsidiary Banks is the ability to maintain a cash flow which is adequate to fund operations, service debt obligations and meet obligations and other commitments on a timely basis. The Subsidiary Banks receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and from earnings. In addition, FBA and the Subsidiary Banks may avail themselves of more volatile sources of funds through the issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank. The aggregate funds acquired from these more volatile sources were $91.6 million and $56.3 million at March 31, 1999 and December 31, 1998, respectively.

         The following table presents the maturity structure of volatile funds, which consists of certificates of deposit of $100,000 or more and other short-term borrowings, at March 31, 1999.

                                              (dollars expressed in thousands)

         Three months or less......................... $    43,995
         Over three months through six months.........      16,817
         Over six months through twelve months........      20,948
         Over twelve months...........................       9,817
                                                       -----------
               Total.................................. $    91,577
                                                       ===========

           In addition to these more volatile sources of funds, FBA has borrowed from First Banks under the Note Payable. Borrowings under the Note Payable have been utilized to facilitate the funding of FBA's acquisitions, support the possible repurchases of common stock from time to time and for other corporate purposes. There were no amounts outstanding under the Note Payable at March 31, 1999 and December 31, 1998.

           Management believes the available liquidity and operating results of the Subsidiary Banks will be sufficient to provide funds for growth and to meet FBA's operating and debt service requirements both on a short-term and long-term basis.

                       Effect of New Accounting Standards

         In June 1998, the FASB issued SFAS No. 133 -- Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 131 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge in one of three categories. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Under SFAS 133, an entity that elects to apply hedge accounting is required to establish, at the inception of the hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 applies to all entities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Initial application should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated and documented pursuant to the provisions of SFAS 133. Earlier application of all of the provisions is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after the issuance date of SFAS 133. Additionally, SFAS 133 should not be applied retroactively to financial statements of prior periods. FBA is currently evaluating SFAS 133 to determine its potential impact on the consolidated financial statements.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Report on Form 8-K

  (a) The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.


            Exhibit
            Number          Description
            ------          -----------
              10(a)         Employment Agreement by and between Redwood Bank
                            and Anthony S. Dee, and joined in by First Banks
                            America, Inc., dated September 3, 1998
              11            Calculations of Earnings Per Share
              27            Article 9 - Financial Data Schedule (EDGAR only)


  (b) A current report on Form 8-K was filed by FBA on March 19, 1999. Item 2 of the Report describes the acquisition of Redwood Bancorp by First Banks America, Inc. which was completed on March 4, 1999. In addition,
         Item 7 of the Report presents financial statements of the acquired entity and pro forma financial information of the combined group.

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                      FIRST BANKS AMERICA, INC.
                                           Registrant



Date:    May 12, 1999                 By: /s/James F. Dierberg
                                          --------------------
                                             James F. Dierberg
                                             Chairman, President and
                                               Chief Executive Officer



Date:    May 12, 1999                 By: /s/ Allen H. Blake
                                          -----------------------
                                             Allen H. Blake
                                             Executive Vice President,
                                               Chief Financial Officer,
                                               Chief Operating Officer
                                               and Secretary
                                               (Principal Financial Officer)

                                  Exhibit 10(a)

                              EMPLOYMENT AGREEMENT


         This is an Employment Agreement dated as of September 3, 1998, by and between Redwood Bank, a banking corporation chartered by the State of California ("Redwood"), and Mr. Anthony S. Dee (the "Executive"). First Banks America, Inc., a Delaware corporation ("FBA") joins in this Agreement for the purpose of evidencing its acceptance of and consent to the terms hereof and for purposes of agreeing to Section 15 and 22 hereof.

         In consideration of the mutual covenants and agreements set forth herein, Redwood and the Executive hereby agree as follows:

         1. This Agreement is being entered into by the parties in contemplation of the pending change in control of Redwood, in a transaction in which the parent company of Redwood, Redwood Bancorp, a California corporation, is to be merged with a subsidiary of FBA (the "Merger"). The Executive has been employed by Redwood since March 1984. If the Merger is consummated, this Agreement is intended by the parties to govern the employment relationship between Redwood and the Executive from and after the effective date of the Merger (the "Effective Date") and, together with the Indemnification Agreement referred to in Section 14 hereof, to supersede and replace any and all agreements, understandings and arrangements existing among Redwood Bancorp, Redwood and the Executive. If and only if the Merger is consummated, subject to Section 10(c) hereof, this Agreement shall become effective on the Effective Date without the necessity of further action by any of the parties. If the Merger shall not have been consummated on or before April 30, 1999, then this Agreement shall be null and void, and the relationship among Redwood Bancorp, Redwood and the Executive shall continue to be governed by any previously existing agreements, understandings and arrangements. The Executive acknowledges that he has had the opportunity to review and understand this Agreement, including the release provisions in Sections 10 through 13 hereof, and he has consulted with legal counsel of his own choice concerning the meaning and effects of this Agreement.

         2. Upon the terms and conditions set forth in this Agreement, beginning on the Effective Date, Redwood agrees to employ the Executive, and the Executive agrees to be employed by Redwood, as its President and Chief Executive Officer. In that capacity, the Executive shall be responsible for the direction and management of Redwood, subject to the oversight and supervision of Redwood's Board of Directors.

         3. The Executive's compensation during the term of this Agreement shall consist of (i) a base salary (the "Base Salary"); (ii) participation in employee benefit plans maintained by or on behalf of Redwood; and (iii) participation in a bonus plan as provided in the Annual Bonus Plan attached hereto as Exhibit A. The Base Salary shall be equal to $150,000.00 per year and shall be payable in accordance with the normal payroll policies and procedures of Redwood as the same may exist from time to time. The Executive shall also be reimbursed for reasonable business expenses incurred in the performance of his duties in accordance with Redwood's normal policies, upon submission of written accounting for such expenses in conformity with Redwood's regular procedures therefor. The Base Salary may not be reduced during the term of this Agreement unless the Board of Directors of Redwood and the Executive mutually agree in writing to such a reduction. For so long as he is employed pursuant to this Agreement, the Executive shall be entitled to participate in any and all employee benefit plans and arrangements which are available generally to the executives or employees of Redwood, as the same may be amended from time to time, and the Executive shall have the additional benefits described on Exhibit B attached hereto. In that regard, the Executive has had the opportunity to obtain information about such plans and arrangements as they now exist and to ask any questions which he deems appropriate.

         4. The Executive's employment by Redwood shall be for a term of three years beginning on the Effective Date, subject to possible earlier termination pursuant to Section 6 hereof.

         5. For the purposes of this Agreement:

          (a) the term "Cause" means the occurrence of any of the following with respect to the Executive: (i) commission of fraud or any crime involving moral turpitude resulting in a material adverse effect on Redwood; (ii) dishonest, deceitful or fraudulent conduct involving willful disregard of the best interests of Redwood, resulting in a material adverse effect on Redwood; or
(iii) a determination by any federal or state regulatory authority having jurisdiction over Redwood or Redwood Bancorp that the Executive should be removed or prohibited from acting as an officer of Redwood or should be prohibited from acting as an officer of an insured institution;

         (b) the term "Good Reason" means (i) a material diminution in the job responsibilities of the Executive or a negative change in the Executive's title;
(ii) the relocation of the principal office of Redwood outside of the San Francisco, California metropolitan area; (iii) the breach by FBA of its obligations in Section 5.05 of the Agreement and Plan of Reorganization of even date herewith by and among FBA, Redwood Bancorp and Empire Holdings, Inc., pursuant to which the Merger is to be consummated; or (iv) the consummation by Redwood of a merger, reorganization, consolidation or other similar transaction, unless Redwood is the surviving entity in the transaction; and

         (c) the term "Change of Control" means (i) a sale of the capital stock of Redwood or a merger, combination or similar reorganization transaction, in either case after which FBA is no longer the direct or indirect owner of more than 50% of the voting stock of Redwood, or a similar transaction involving FBA or the capital stock of FBA after which First Banks, Inc. is no longer the direct or indirect owner of more than 50% of the voting stock of FBA; or (ii) a sale of all or substantially all of the assets of Redwood, FBA or First Banks, Inc. in a transaction or a series of transactions.

         6. (a) In the event that the Executive's employment is terminated by Redwood without Cause or is terminated by the Executive for Good Reason, or a Change of Control occurs, or in the event of the Executive's permanent disability or legal incompetence (such that he is unable to perform his responsibilities as President and Chief Executive Officer of Redwood for a period of ninety (90) consecutive days and his employment is terminated), or the Executive's death, then Redwood shall be obligated to pay to the Executive as severance pay (i) a lump sum payment in an amount equal to the full amount of the Executive's Base Salary for the remaining term of his employment under this Agreement (or, at the option of the Executive, monthly payments of Base Salary, with a portion thereof being contributed to the Executive's account in a 401(k) plan available to Redwood's employees); (ii) a lump sum payment equal to the actual bonus awarded by Redwood to the Executive for 1998 (the "1998 Bonus") multiplied by the number of full calendar years after 1998 during the remaining term of this Agreement (including for this purpose the year in which the termination, Change of Control, death or expiration of the 90-day period occurs), plus, if the Executive has been employed hereunder for a portion of the year 2002 at the time such event occurs, a fraction of the 1998 Bonus corresponding to the portion of year 2002 that the Executive is employed by Redwood; and (iii) premiums for health insurance for the Executive for the remaining term of his employment under this Agreement, which payment may be discontinued if the Executive becomes covered by health insurance in connection with subsequent employment. Any amounts otherwise payable hereunder in connection with the Executive's death or disability shall be reduced by amounts, if any, payable to the Executive or his representative from the proceeds of life insurance and disability insurance provided for the benefit of the Executive by Redwood or FBA.

         (b) In the event that the Executive's employment is terminated by Redwood for Cause or is voluntarily terminated by the Executive (other than for Good Reason), then the Executive shall not be entitled to any form of additional compensation, except as provided in subsection (d).

         (c) Redwood shall be obligated to give the Executive thirty (30) days prior written notice of any termination without Cause, and the Executive shall be obligated to give Redwood thirty (30) days prior written notice of his resignation. No prior written notice shall be required in connection with termination of this Agreement by Redwood for Cause, but Redwood shall endeavor in such event to give notice which is reasonable under the circumstances.

         (d) In the case of a voluntary resignation by the Executive (other than for Good Reason) for which Redwood is given adequate notice in accordance with subsection (c) hereof (but not a termination by Redwood for Cause or a resignation without adequate notice), the Executive shall also be entitled to receive as additional compensation a bonus amount determined by applying (i) a percentage equal to the percentage of the Previous Bonus Pool (as defined in the Annual Bonus Plan) awarded to the Executive in the preceding year to (ii) fifteen percent (15%) of the net earnings of Redwood for the portion of the year ending on the last day of the month preceding the month in which such resignation occurs, determined using the same methodology as is used to determine Applicable Net Earnings pursuant to the Annual Bonus Plan.

         7. While the Executive is employed pursuant to this Agreement, he shall devote all of his business time, attention and energies to the affairs of Redwood and use his best efforts to promote the interests of Redwood and perform the duties for which he is responsible. During the term of this Agreement, the Executive shall not, without the express approval of the Board of Directors of Redwood, directly or indirectly, alone or with any other person or entity, engage in the San Francisco, California metropolitan area in any business involving banking or any business competitive with the banking business nor shall he disclose to any person any secret, proprietary or confidential information regarding Redwood or its customers or prospective customers, except as required by applicable law or legal process or as requested by regulatory authorities having jurisdiction over Redwood.

         8. All letters, memoranda, documents, customer lists, manuals, handbooks, procedures and marketing or other similar materials created or received by the Executive or of which he has become aware while an employee of Redwood (whether prior or subsequent to the date of this Agreement or the Effective Date) are the property of Redwood and shall be treated by the Executive as confidential, except as required by applicable law or legal process or as requested by regulatory authorities having jurisdiction over Redwood. If the Executive is required by law or legal process to disclose information identified in Sections 7 or 8 of this Agreement, he shall, prior to such disclosure and promptly after receiving notice of such requirement, notify Redwood and FBA thereof and cooperate with any reasonable effort made by them to resist or limit such disclosure. In the event of any termination of the Executive's employment, he shall promptly return to Redwood all documents and materials referred to above, including all copies and extracts of same and all representations thereof in the form of computer media. In the event of a breach or threatened breach of the provisions of this Section 8, Redwood shall be entitled, in addition to the recovery of any damages to which it may be entitled under applicable law, to an injunction restraining the Executive from using or disclosing, in whole or in part, any of such documents or materials.

         9. Redwood is authorized to withhold from any amounts payable to the Executive all federal, state, city or other taxes as required by applicable laws or regulations.

         10. (a) In consideration of the agreement of Redwood to employ the Executive on the terms hereof, the Executive hereby fully and forever irrevocably and unconditionally releases, acquits, and discharges Redwood and Redwood Bancorp from any and all charges, complaints, claims, liabilities, obligations, promises, agreements, damages, actions, causes of action, suits, rights, demands, costs, losses, debts and expenses (including attorneys' fees and costs actually incurred), of any nature, known or unknown, suspected or unsuspected, disclosed and undisclosed, that may or might exist, arising out of or in connection with his employment with Redwood and/or Redwood Bancorp prior to the date hereof, excluding those referred to in subsection (b).

         (b) The release set forth in subsection (a) hereof does not extend to claims (i) the Executive may have to seek indemnification from Redwood or Redwood Bancorp for costs and expenses incurred by the Executive in responding to or defending claims made by third parties against him by reason of the fact that he was an employee of Redwood and/or Redwood Bancorp prior to the Effective Date, (ii) under any directors' and officers' liability insurance policy by which the Executive is covered, or (iii) for compensation and benefits accrued in the ordinary course of Redwood's business but unpaid as of the Effective Date.

         (c) The Executive agrees that, in the event that a claim arises in his favor after the date hereof and on or before the Effective Date which the Executive does not wish to release, the Executive shall provide to FBA a written notice thereof prior to the Effective Date, and the Executive shall have the option to accept the benefits of this Agreement, in which case any such claim shall be deemed fully and completely released, or to terminate this Agreement by giving written notice of such termination to Redwood and FBA, in which event the Executive shall not be entitled to any of the benefits hereof. The failure of the Executive to notify FBA on or before the Effective Date of any such claim (whether or not discovered or disclosed to the Executive) shall constitute a release of any such claim that has accrued on or before the Effective Date, as provided in the first sentence of subsection (a).

         11. The Executive warrants that the release hereby granted will, except as provided in Section 10(b), dispose of all liability of Redwood and Redwood Bancorp to the Executive, his heirs and assigns, and to any other person or entity that might now or in the future have a claim as a result of matters relating to or arising from the Executive's employment with Redwood and/or Redwood Bancorp prior to the Effective Date.

         12. The Executive acknowledges and agrees that there is a risk that subsequent to the execution of this Agreement, he will incur or suffer other loss or damage which is in some way caused by or which relates in some way to his employment with Redwood and/or Redwood Bancorp prior to the Release Date (as such term is defined in Section 13) or after such date and prior to the Effective Date, but which is unknown and unanticipated as of the date hereof and the Release Date. The Executive assumes these risks and acknowledges the release hereby granted shall apply to all unknown or unanticipated claims which relate to or arise out of the Executive's employment with Redwood and/or Redwood Bancorp prior to the Effective Date. As a consequence thereof, the Executive hereby expressly waives all rights and benefits he may enjoy under the provisions of Section 1542 of the California Civil Code, which reads as follows:

                  "A general release does not extend to claims which the creditor does not know or suspect to exist in his favor at the time of executing the release, which if known by him must have materially affected his settlement with the debtor."

         13. By signing this Agreement, the Executive acknowledges and agrees that:

         (a) he has been afforded a 21-day period to negotiate, review and consider the release hereby granted, he has had the opportunity to consult with legal counsel of his choice before signing it, and he has in fact done so;

         (b) he has carefully read and understands the terms of the release, he has signed it freely and voluntarily, and he understands that he has relinquished all rights which he may have under the labor, employment and discrimination statutes and regulations, including but not limited to the Age Discrimination in Employment Act, The Older Worker Benefits Protection Act and any similar rights afforded to him under any state law and regulations, including but not limited to the California Fair Employment and Housing Act; and

         (c) he understands that he may revoke the release granted hereby within seven days following the date hereof by giving a written notice of such revocation to Redwood and FBA in compliance with Section 16 hereof. Such revocation shall cancel and terminate all provisions of this Agreement, including those pertaining to the Executive's employment by Redwood after the Effective Date. If no written notice of revocation is given within seven days after the date hereof, the release shall become effective on the following business day (the "Release Date"), without any further action by any party.

         14. This Agreement and the Indemnification Agreement among FBA, the Executive and certain other parties, which is to be executed at the closing of the Merger, together constitute the entire agreement among the parties and supersedes and cancels any and all prior discussions, negotiations, undertakings, and other agreements and arrangements among the parties relating to the subject matter hereof.

         15. Redwood and FBA shall indemnify the Executive to the maximum extent permitted by applicable laws and regulations against expenses (including reasonable attorneys' fees), judgments, fines and amounts paid in settlement actually and reasonably incurred by the Executive in connection with any threatened or pending action, suit or proceeding (including without limitation administrative proceedings) to which the Executive is made a party by reason of his position as an officer or agent of Redwood or FBA subsequent to the Effective Date or by reason of his service at the request of Redwood or FBA subsequent to the Effective Date; provided, that in order to be entitled to the indemnification contemplated by this Section 15, the Executive shall have promptly notified Redwood and FBA in writing of the existence of any claim for which indemnification is sought and the indemnifying parties shall have been given the opportunity to assume the defense thereof; and provided further, that a failure to notify Redwood or FBA promptly shall not relieve either party of the obligation to indemnify unless the failure results in actual prejudice to such party. The Executive shall have the right to employ separate counsel in any proceeding subject to this section, but the fees and expenses of such counsel shall be solely at the expense of the Executive unless the Executive and the indemnifying party shall have been advised in writing by counsel selected by the indemnifying party that an actual conflict of interest exists between the interests of the indemnifying party and those of the Executive such that such counsel is precluded from representing both parties in the proceeding.

         16. Any notice, demand, request or other communication to be given hereunder shall be deemed to have been duly given if given in writing and personally delivered or sent by overnight delivery service or United States mail, registered or certified, postage prepaid, with return receipt requested, to the following addresses:

    If to Redwood:                     Redwood Bank
                                       735 Montgomery Street
                                       San Francisco, California 94111
                                       Attention: Chairman of the Board
      with a copy to:                 First Banks America, Inc.
                                      11901 Olive Boulevard
                                      Creve Coeur, Missouri 63141
                                      Attention: Allen H. Blake, Vice President

      If to FBA:                      First Banks America, Inc.
                                      11901 Olive Boulevard
                                      Creve Coeur, Missouri 63141
                                      Attention: Allen H. Blake, Vice President

      If to the Executive:            Anthony S. Dee
                                      787 26th Avenue
                                      San Francisco, California 94121

         17. No provision of this Agreement may be waived except by written notice signed by the party granting the waiver. The failure of any party at any time to require performance of any provision hereof shall in no manner affect the right at a later time to enforce the same. This Agreement may not be amended or modified except by a written document duly executed by the parties hereto.

         18. This Agreement may be executed in two or more counterparts, each of which shall be deemed an original and all of which shall be deemed one and the same instrument.

         19. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their successors and assigns, but this Agreement shall not be assigned by either party, by operation of law or otherwise, without the prior written consent of the other party.

         20. This Agreement shall be governed by the laws of the State of California.

         21. If any provision of this Agreement is held to be illegal, invalid or unenforceable, such provision shall be severable, and this Agreement shall be construed and enforced as if such illegal, invalid or unenforceable provision never comprised a part hereof, and the remaining provisions hereof shall remain in full force and effect and shall not be affected by the illegal, invalid or unenforceable provision or by its severance.

         22. The parties agree that, except for the right of Redwood to seek and obtain injunctive relief pursuant to Section 8 hereof, any controversy or claim arising out of or relating to this Agreement or the breach of any provision hereof shall be resolved by binding arbitration administered in the City of San Francisco, California by the American Arbitration Association (the "AAA") in accordance with the terms of the Commercial Arbitration Rules of the AAA. Judgment upon an award rendered by the arbitrators in any proceeding may be entered in any court having jurisdiction. In any proceeding to enforce this Agreement, the prevailing party shall be entitled to recover from the adverse party the prevailing party's reasonable costs incurred in connection with the proceeding, including reasonable attorneys' fees and expenses. The parties intend that this agreement to arbitrate shall be specifically enforceable.

         EXECUTED as of the date first above written.


REDWOOD BANK                                         ANTHONY S. DEE



By: /s/David Curry                                   /s/ Anthony S. Dee
------------------                                   ------------------
Its: Senior Vice President



FIRST BANKS AMERICA, INC.



/s/  Allen H. Blake
-------------------
By: Allen H. Blake
Its: Vice President

                                    EXHIBIT A


                                Annual Bonus Plan

                                  Redwood Bank


         This Plan is established by Redwood Bank (the "Bank") as a means of providing additional incentives for the three senior officers of the Bank listed below (the "Participants") to contribute to the growth, earnings and overall financial performance of the Bank:


        Name                                        Title

   Anthony S. Dee             President and Chief Executive Officer

   David T. Currie            Senior Vice President and Chief Credit Officer

   Susan Chase                Senior Vice President and Chief Financial Officer

         In the first quarter of each year beginning in the year 2000 and, unless extended, ending in the year 2002, the Bank will set aside as a Bonus Pool, from the net earnings of the Bank after income taxes for the preceding year, as determined by the Board of Directors of the Bank in accordance with generally accepted accounting principles consistently applied, except as otherwise provided herein ("Applicable Net Earnings"), an amount equal to fifteen percent (15%) of Applicable Net Earnings. Subject to the limitations set forth herein, the amounts of bonuses payable to Messrs. Dee and Currie and Ms. Chase shall be determined by Mr. Dee's discretion (or the discretion of his successor), in consultation with the Bank's Board of Directors. The amounts awarded shall be set forth in resolutions adopted by the Board of Directors prior to April 1, and the amounts so determined shall be paid to the Participants by the Bank on or before April 1.

         If the Bonus Pool determined in any year pursuant to the formula described above would be less than fifty percent (50%) of the amount actually constituting the Bonus Pool in the previous year, including calendar year 1998 (the "Previous Bonus Pool"), then the amount of the Bonus Pool to be determined (the "New Bonus Pool") shall equal the lesser of fifty percent (50%) of the Previous Bonus Pool or thirty percent (30%) of Applicable Net Earnings.

         In the event that one or more of the Participants has previously received a bonus for such year pursuant to Section 6(a) or 6(d) of the Participant's Employment Agreement, then the amount of the New Bonus Pool shall be reduced by the amount that would otherwise be awarded to such Participant(s) if such Participant(s) were to receive the same percentage of the New Bonus Pool as the percentage of the Previous Bonus Pool received by such Participant(s).

         The calculation of Applicable Net Earnings hereunder shall be subject to the following requirements:

                  (1) There shall be excluded from the calculation the effect of any non-recurring adjustment of Redwood's Allowance for Loan Losses made to conform Redwood's method for determining the Allowance to that used by FBA in applying numerical factors to each category of loans; and

                  (2) Provisions for income taxes shall be determined as if Redwood Bank were not part of a consolidated group.

                                    EXHIBIT B

                               ADDITIONAL BENEFITS


         The following benefits are available to the Executive in lieu of vacation, club dues and automobile benefits (if any) available generally to executives or employees of Redwood:

         1. Six (6) weeks of paid vacation per calendar year, accruing as of January 1 of each year. At the end of each calendar year, any or all unused vacation days may, at the option of the Executive, be "cashed out" for an equivalent payment at the rate of Executive's Base Salary, based on a 12-month year and 4-week months. All unused vacation not "cashed out" may be carried over to subsequent years until used or "cashed out." Upon termination for any reason, all unused vacation will be "cashed out."

         2. Redwood will pay monthly dues, plus food and beverage minimums, at Lake Merced Golf and Country Club and Marin Country Club. All rights of membership in both clubs are acknowledged to belong to the Executive.

         3. Redwood will purchase a new automobile for the Executive's use in September, 2000, or at such later time as the Executive may elect, and every three years (or at such later time as the Executive may elect) thereafter, at a cost at least equivalent to the cost of a new model of Executive's then-current automobile. Upon the termination of Executive's employment for any reason, the Executive shall have the option to purchase the automobile at its then net book value, using a useful life of three years to determine applicable depreciation. Redwood shall pay for all maintenance of the automobile and for the Executive's business-related parking.

                                   Exhibit 11


       The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods indicated:

                                                                      Income        Shares     Per share
                                                                   (numerator)   (denominator)   amount
                                                                   -----------   -------------   ------
                                                            (dollars expressed in thousands, except per share data)


       Three months ended March 31, 1999:
          Basic EPS - income available to common stockholders.....    $ 1,631        5,721      $  0.29
                                                                                                =======
          Effect of dilutive securities - stock options...........         --            5
                                                                      -------       ------
          Diluted EPS - income available to common stockholders...    $ 1,631        5,726      $  0.28
                                                                      =======       ======      =======

       Three months ended March 31, 1998:
          Basic EPS - income available to common stockholders.....    $ 1,100        4,911      $  0.22
                                                                                                =======
          Effect of dilutive securities - stock options...........         --           13
                                                                      -------       ------
          Diluted EPS - income available to common stockholders...    $ 1,100        4,924      $  0.22
                                                                      =======       ======      =======