Form 10-K/A
period 1998-12-31
FIRST BANKS AMERICA INC
filed 1999-05-26
CIK 310979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHNGTON, D. C. 20549

                                   FORM 10-K/A
(Mark one)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
           Title of class                                 which registered
           --------------                                 ----------------
Common Stock, $0.15 Par Value Per Share                New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
8.50% Cumulative Trust Preferred Securities (issued by New York Stock Exchange First America Capital Trust, a wholly owned trust subsidiary of First Banks America, Inc.)

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

As of March 18, 1999, 3,220,830 shares of the registrant's Common Stock, $0.15 par value, and 2,500,000 shares of the registrant's Class B Common Stock, $0.15 par value, were outstanding.

Documents incorporated by reference:  None

The registrant is filing this amendment to correct an error which appears in the original Form 10-K. Specifically, in the table in Note 19 (Business Segment Results) to the consolidated financial statements of First Banks America, Inc., certain figures reported as "Total Assets" and "Deposits" were transposed. This error was corrected in the published 1998 Annual Report distributed to stockholders and in Note 19 to the consolidated financial statements which appear in this Form 10-K/A.

Item 8.  Financial Statements and Supplemental Data



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


                                                /s/KPMG LLP
                                                -----------

St. Louis, Missouri
March 17, 1999

                            FIRST BANKS AMERICA, INC.

                           CONSOLIDATED BALANCE SHEETS
             (dollars expressed in thousands, except per share data)




                                                                                                 December 31,
                                                                                             ------------------
                                                                                             1998          1997
                                                                                             ----          ----
                                      ASSETS

Cash and cash equivalents:
    Cash and due from banks............................................................. $   34,312       32,257
    Interest-bearing deposits with other financial institutions
       with maturities of three months or less..........................................      1,001          690
    Federal funds sold...................................................................    11,000        2,215
                                                                                         ----------     --------
         Total cash and cash equivalents.................................................    46,313       35,162
                                                                                         ----------     --------

Investment securities:
    Available for sale, at fair value....................................................   114,937      148,181
    Held to maturity, at amortized cost (fair value of $2,013 at December 31, 1998)......     2,026           --
                                                                                          ---------     --------
         Total investments...............................................................   116,963      148,181
                                                                                         ----------     --------
Loans:
    Commercial and financial............................................................    140,151      109,763
    Real estate construction and development.............................................   161,696       93,454
    Real estate mortgage.................................................................   155,443      149,951
    Consumer and installment............................................................     61,907       75,023
    Loans held for sale.................................................................         --        5,708
                                                                                         ----------     --------
         Total loans....................................................................    519,197      433,899
    Unearned discount....................................................................    (2,794)      (2,444)
    Allowance for possible loan losses..................................................    (12,127)     (11,407)
                                                                                         ----------     --------
         Net loans......................................................................    504,276      420,048
                                                                                         ----------     --------

Bank premises and equipment, net of accumulated depreciation...........................      11,542       10,697
Intangibles associated with the purchase of subsidiaries................................      8,405        7,189
Accrued interest receivable.............................................................      4,443        4,819
Other real estate ......................................................................        161          601
Deferred tax assets.....................................................................     12,121       14,164
Other assets............................................................................     15,773        2,803
                                                                                         ----------     --------
         Total assets................................................................... $  719,997      643,664
                                                                                         ==========     ========


The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST BANKS AMERICA, INC.

             (dollars expressed in thousands, except per share data)



                                                                                               December 31,
                                                                                             -----------------
                                                                                             1998         1997
                                                                                             ----         ----
                                                LIABILITIES

Deposits:
    Demand:
      Non-interest-bearing ...........................................................  $   105,949       97,393
      Interest-bearing................................................................       72,662       73,199
    Savings...........................................................................      179,152      147,623
    Time deposits:
      Time deposits of $100 or more...................................................       52,132       52,472
      Other time deposits.............................................................      189,252      185,840
                                                                                          ---------     --------
         Total deposits...............................................................      599,147      556,527

Short-term borrowings.................................................................        4,141        3,687
Promissory note payable...............................................................           --       14,900
Accrued interest payable..............................................................          538        4,185
Deferred tax liabilities..............................................................        1,722        1,092
Payable to former shareholders of Surety Bank.........................................           --        3,829
Accrued expenses and other liabilities................................................        4,449        5,058
12% convertible debentures ...........................................................           --        6,500
Minority interest in subsidiary.......................................................           --        2,795
                                                                                        -----------     --------
         Total liabilities............................................................      609,997      598,573
                                                                                        -----------     --------

Guaranteed preferred beneficial interest in First Banks
    America, Inc. subordinated debenture..............................................       44,155           --
                                                                                        -----------     --------

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
                                                                                        ==========      ========

                            FIRST BANKS AMERICA, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
             (dollars expressed in thousands, except per share data)

                                                                                       Years ended December 31,
                                                                                     ---------------------------
                                                                                     1998       1997        1996
                                                                                     ----       ----        ----

Interest income:
    Interest and fees on loans..................................................  $ 45,118     33,393       25,137
    Investment securities.......................................................     8,103      7,870        6,257
    Federal funds sold and other................................................     1,206      1,254        1,988
                                                                                  --------    -------     --------
         Total interest income..................................................    54,427     42,517       33,382
                                                                                  --------    -------     --------
Interest expense:
    Deposits:
      Interest-bearing demand...................................................     1,274      1,398          756
      Savings...................................................................     6,304      3,747        2,819
      Time deposits of $100 or more.............................................     2,932      2,144        2,008
      Other time deposits.......................................................    11,096      9,427        8,353
    Promissory note payable and other borrowings................................     1,622      2,439        1,597
                                                                                  --------    -------     --------
         Total interest expense.................................................    23,228     19,155       15,533
                                                                                  --------    -------     --------
         Net interest income....................................................    31,199     23,362       17,849
Provision for possible loan losses..............................................       900      2,000        2,405
                                                                                  --------    -------     --------
         Net interest income after provision
           for possible loan losses.............................................    30,299     21,362       15,444
                                                                                  --------    -------     --------
Noninterest income:
    Service charges on deposit accounts and customer service fees...............     2,935      2,239        2,258
    Other income................................................................     1,099        972        1,142
    Gain on sales of securities, net............................................       341         76          185
                                                                                  --------    -------     --------
         Total noninterest income...............................................     4,375      3,287        3,585
                                                                                  --------    -------     --------
Noninterest expense:
    Salaries and employee benefits..............................................     8,203      6,226        5,249
    Occupancy, net of rental income.............................................     2,291      2,166        1,832
    Furniture and equipment.....................................................     1,708      1,149        1,003
    Advertising and business development........................................       616        234           51
    Postage, printing and supplies..............................................       752        496          744
    Legal, examination and professional fees....................................     4,325      3,241        2,777
    Data processing.............................................................     2,042      1,084          735
    Amortization of intangibles associated with the purchase of subsidiaries....       596        220           34
    Communications..............................................................       720        673          623
    (Gain) loss on sale of other real estate, net of expenses...................        34       (350)       1,148
    Guaranteed preferred debenture expense......................................     1,758         --           --
    Other.......................................................................     3,427      2,538        3,541
                                                                                  --------    -------     --------
         Total noninterest expense..............................................    26,472     17,677       17,737
                                                                                  --------    -------     --------
         Income before provision for income tax expense
             and minority interest in income of subsidiary......................     8,202      6,972        1,292
Provision for income tax expense................................................     3,592      3,145          470
                                                                                  --------    -------     --------
         Income before minority interest in income of subsidiary................     4,610      3,827          822
Minority interest in income of subsidiary.......................................        --        294          131
                                                                                  --------    -------     --------
         Net income ............................................................  $  4,610      3,533          691
                                                                                  ========    =======     ========

Earnings per common share:
    Basic.......................................................................  $   0.90       0.87         0.16
    Diluted.....................................................................      0.90       0.86         0.16
                                                                                  ========    =======     ========
Weighted average common stock outstanding (in thousands)........................     5,140      4,069        4,225
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

                                                                                                               Accu-
                                                                                                              mulated
                                                                                                               other     Total
                                               Class B                  Compre-     Retained     Common       compre-   stock-
                                      Common   common     Capital       hensive     earnings    treasury      hensive  holders'
                                       stock    stock     surplus        income      (deficit)     stock       income    equity
                                       -----    -----     -------        ------      ---------     -----       ------    ------

Consolidated balances,
   January 1, 1996..................   $280     375       45,871                      (4,814)     (828)        81        40,965
Year ended December 31, 1996:
   Comprehensive income:
    Net income......................     --      --           --            691          691        --         --           691
    Other comprehensive income,
      net of tax-(1)
    Unrealized losses on securities,
      net of reclassification
      adjustment(2).................     --      --           --            (17)          --        --        (17)          (17)
                                                                         ------
    Comprehensive income............                                        674
                                                                         ======
   Exercise of stock options........      2      --            36                         --           --        --          38
   Compensation paid in stock.......     --      --            10                         --           --        --          10
   Repurchase of outstanding warrants    --      --        (1,281)                        --           --        --      (1,281)
   Repurchases of common stock......     --      --            --                         --       (2,010)       --      (2,010)
   Pre-merger transactions of FCB...     --      --        (1,774)                     1,673           --      (100)       (201)
                                       ----    ----       -------                      -----       ------     -----      ------
Consolidated balances,
   December 31, 1996................    282     375        42,862                    (2,450)      (2,838)      (36)      38,195
Year ended December 31, 1997:
   Comprehensive income:
    Net income......................     --      --            --         3,533       3,533           --        --        3,533
    Other comprehensive income,
     net of tax-(1)
    Unrealized gains on securities,
     net of reclassification
     adjustment(2)..................     --      --            --           368          --           --       368          368
                                                                         ------
    Comprehensive income............                                      3,901
                                                                          =====
   Issuance of common stock
      for purchase accounting
      acquisition of Surety Bank....     40      --        4,723                         --           --         --       4,763
   Exercise of stock options........     --      --           15                         --           --         --          15
   Redemption of stock options......     --      --         (290)                        --           --         --        (290)
   Compensation paid in stock.......     --      --           13                         --           --         --          13
   Repurchases of common stock......     --      --           --                         --       (1,512)        --      (1,512)
   Pre-merger transactions of FCB...     --      --            6                         --           --         --           6
                                       ----    ----       ------                      -----       ------      -----      ------
Consolidated balances,
   December 31, 1997................    322     375       47,329                      1,083      (4,350)        332      45,091
Year ended December 31, 1998:
   Comprehensive income:
    Net income......................     --      --           --          4,610       4,610          --          --       4,610
    Other comprehensive income,
      net of tax-(1)
    Unrealized gains on securities,
      net of reclassification
      adjustment(2).................     --      --           --            209          --          --         209         209
                                                                          -----
 Comprehensive income............                                         4,819
                                                                          =====
   Issuance of common stock
      for purchase accounting
      acquisition  of FCB...........     43      --        2,965                        --           --          --       3,008
   Exercise of stock options........     --      --           13                        --           --          --          13
   Redemption of stock options......     --      --          (48)                       --           --          --         (48)
   Compensation paid in stock.......     --      --           27                        --           --          --          27
   Conversion of promissory
      note payable..................    121      --        9,879                        --           --          --      10,000
   Conversion of 12%
      convertible debentures........     95      --        8,578                        --           --          --       8,673
   Repurchases of common stock......     --      --           --                        --       (5,738)         --      (5,738)
                                       ----    ----       ------                     -----       ------       -----      ------
Consolidated balances,
   December 31, 1998................   $581     375       68,743                     5,693      (10,088)        541      65,845
                                       ====   =====       ======                    ======      =======       =====      ======

----------------------------
(1)      Components of other comprehensive income are shown net of tax.
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

                            FIRST BANKS AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (dollars expressed in thousands)

                                                                                       Years ended December 31,
                                                                                   -------------------------------
                                                                                   1998          1997         1996
                                                                                   ----          ----         ----

Cash flows from operating activities:
    Net income.............................................................  $    4,610         3,533            691
    Adjustments to reconcile net income to cash provided
      by operating activities:
        Depreciation, amortization and accretion, net......................       1,658         1,169            153
        Provision for possible loan losses.................................         900         2,000          2,405
        Provision for income tax expense...................................       3,592         3,145            470
        Payments of income taxes...........................................        (797)       (1,943)            --
        Gain on sales of securities, net...................................        (341)          (76)          (185)
        (Increase) decrease in accrued interest receivable.................         456        (1,274)          (852)
        Interest accrued on liabilities....................................      23,228        19,155         15,533
        Payments of interest on liabilities................................     (24,594)      (16,972)       (14,913)
        Other operating activities, net....................................       1,154           (29)           274
                                                                             ----------       -------       --------
              Net cash provided by operating activities....................       9,866         8,708          3,576
                                                                             ----------       -------       --------

Cash flows from investing activities:
    Cash paid for acquired entities, net of cash and cash equivalents
      received.............................................................       3,241         3,072        10,715
    Proceeds from sales of investment securities...........................      27,211        11,073         20,564
    Maturities of investment securities available for sale.................      64,934        91,362        248,107
    Purchases of investment securities available for sale..................     (57,830)     (112,730)      (256,304)
    Purchases of investment securities held to maturity....................      (2,033)           --             --
    Net increase in loans..................................................     (59,478)      (44,872)       (17,093)
    Recoveries of loans previously charged-off.............................       2,470         2,288          2,439
    Purchases of bank premises and equipment...............................      (1,768)         (822)          (240)
    Proceeds from sales of other real estate...............................       1,441         1,500          2,805
    Other investing activities.............................................     (14,465)         (259)           968
                                                                             ----------       -------       --------
              Net cash provided by (used in) investing activities..........     (36,277)      (49,388)        11,961
                                                                             ----------       -------       --------

Cash flows from financing activities: Other increases (decreases) in deposits:
      Demand and savings deposits..........................................      22,983        34,675        (20,290)
      Time deposits........................................................     (15,524)       (1,540)       (20,341)
    Decrease in federal funds purchased and other short-term borrowings....          --            --           (352)
    Decrease in Federal Home Loan Bank advances............................        (585)       (1,122)        (3,957)
    Increase (decrease) in securities sold under agreements to repurchase..       1,039         1,836           (324)
    (Decrease) increase in promissory note payable.........................      (4,900)          900         12,946
    Decrease in payable to former shareholders of Surety Bank..............      (3,829)           --             --
    Proceeds from issuance of guaranteed preferred subordinated debenture..      44,124            --             --
    Repurchase of common stock for treasury and warrant....................      (5,738)       (1,512)        (3,291)
    Repurchase of stock option.............................................          (8)         (290)            --
    Proceeds from exercise of stock options................................          --            15             38
    Pre-merger transactions of FCB.........................................          --             6          3,218
                                                                             ----------       -------       --------
              Net cash provided by (used in) financing activities..........      37,562        32,968        (32,353)
                                                                             ----------       -------       --------
              Net increase (decrease) in cash and cash equivalents.........      11,151        (7,712)       (16,816)
Cash and cash equivalents, beginning of year...............................      35,162        42,874         59,690
                                                                             ----------       -------       --------
Cash and cash equivalents, end of year.....................................  $   46,313        35,162         42,874
                                                                             ==========       =======       ========

Noncash investing and financing activities:
    Loans transferred to other real estate.................................  $      680           585          1,385
    Issuance of common stock in purchase accounting acquisition............       3,008         4,763             --
    Conversion of promissory note payable to common stock..................      10,000            --             --
    Conversion of 12% convertible debentures and accrued interest payable
      to common stock, net of unamortized deferred acquisition costs.......       8,673            --             --
    Pre-merger transaction of FCB - exchange of common
      stock for dividend payable...........................................  $       --            --            643
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

 (3)   INVESTMENTS IN DEBT AND EQUITY SECURITIES

         Securities   Available  for  Sale.  The  amortized  cost,   contractual
maturity, unrealized gains and losses and fair value of investment securities available for sale at December 31, 1998 and 1997 were as follows:

                                                      Maturity
                                          --------------------------------     Total
                                                                     After     amor-      Gross
                                          1 Year     1-5    5-10      10       tized    unrealized           Weighted
                                                                                      --------------  Fair   average
                                          or less   years   years    years     cost   Gains   Losses  value   yield
                                          -------   -----   -----    -----     ----   -----   ------   -----  -----
                                                                (dollars expressed in thousands)
 December 31, 1998:
    Carrying value:
       U.S. Treasury..................   $ 31,030   15,137     --      --    46,167    483      --   46,650   6.03 %
       U.S. government agencies and
          corporations:
              Mortgage-backed.........      2,199    7,202  6,728  15,683    31,812    199     (23)  31,988   6.19
              Other...................      4,503   16,529  4,995   3,490    29,517    175      --   29,692   5.98
       Equity investments in other
          Financial institutions......      3,600       --     --      --     3,600     --      --    3,600   8.04
       Federal Home Loan Bank and
          Federal Reserve Bank stock
          (no stated maturity)........      3,007       --     --      --     3,007     --      --    3,007   6.36
                                         --------  ------- ------    ----  --------    ---    ----  -------   ----
                   Total..............   $ 44,339   38,868 11,723  19,173   114,103    857     (23) 114,937   6.13
                                         ======== ======== ======  ======  ========    ===    ====  =======   ====
    Market value:
       Debt securities................   $ 37,980   39,323 11,768  19,259
       Equity securities..............      6,607       --     --      --
                                         --------  ------- ------  ------
                   Total..............   $ 44,587   39,323 11,768  19,259
                                         ========  ======= ======  ======

    Weighted average yield............       6.20%    5.77%  6.52%   6.49%
                                         ========  === ===  =====  ======

 December 31, 1997:
    Carrying value:
       U.S. Treasury..................   $ 21,061   56,249    --       --    77,310    498      (1)  77,807   6.04%
       U.S. government agencies and
          corporations:
              Mortgage-backed.........         --   14,059    47    6,755    20,861     38     (28)  20,871   6.03
              Other...................      8,488   34,974    --       --    43,462     41     (38)  43,465   6.15
       Federal Home Loan Bank and
          Federal Reserve Bank stock
          (no stated maturity)........      6,038       --    --       --     6,038     --      --    6,038   5.87
                                         --------  -------   ---    -----   -------    ---    ----  -------   ----
                   Total..............   $ 35,587  105,282    47    6,755   147,671    577     (67) 148,181   6.07
                                         ========  =======   ===    =====   =======    ===    ====  =======   ====
    Market value:
       Debt securities................   $ 29,575  105,728    47    6,793
       Equity securities..............      6,038       --    --       --
                                         --------  -------   ---    -----
                   Total..............   $ 35,613  105,728    47    6,793
                                         ========  =======   ===    =====

    Weighted average yield............        5.87%   6.06%  6.56%   7.23%
                                              ====    ====   ====    ====

         Securities Held to Maturity. The amortized cost, contractual maturity, unrealized gains and losses and fair value of investment securities held to maturity at December 31, 1998 were as follows:

                                                      Maturity                 Total
                                                                     After     amor-       Gross
                                          1 Year     1-5    5-10      10       tized    unrealized          Weighted
                                                                                     ---------------  Fair  average
                                          or less   years   years    years     cost   Gains   Losses  value  yield
                                          -------   -----   -----    -----     ----   -----   ------  -----  -----
                                                                (dollars expressed in thousands)
 December 31, 1998:
    Carrying value...................:
       U.S. Government agencies and
          corporations:
                Mortgage-backed.......   $     --     --       --    2,026     2,026      --     (13)  2,013  6.41%
                                         ========   ====    =====    =====    ======  ======   =====   =====  ====
    Market value:
       Debt securities................   $    --      --       --    2,013
                                         =======   =====    =====    =====
    Weighted average yield............        --%     --%      -- %   6.41%
                                         =======   =====  ========   =====

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

(5)  BANK PREMISES AND EQUIPMENT

     Bank premises and equipment were comprised of the following at December 31:

                                                                                        1998      1997
                                                                                        ----      ----
                                                                                (dollars expressed in thousands)

                  Land.............................................................  $  4,114      4,114
                  Buildings and improvements.......................................     6,324      5,684
                  Furniture, fixtures and equipment................................     4,457      4,384
                  Construction in progress.........................................       480        387
                                                                                     --------    -------
                      Total........................................................    15,375     14,569
                  Less accumulated depreciation ...................................     3,833      3,872
                                                                                     --------    -------
                      Bank premises and equipment, net.............................  $ 11,542     10,697
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

                                                              (dollars expressed
                                                                  in thousands)
       Year ending December 31:
           1999..................................................  $ 1,245
           2000..................................................      923
           2001..................................................      635
           2002..................................................      468
           2003..................................................      389
           Thereafter............................................    2,136
                                                                   -------
                     Total minimum lease payments................  $ 5,796
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

(8) GUARANTEED PREFERRED BENEFICIAL INTEREST IN FIRST BANKS AMERICA, INC. SUBORDINATED DEBENTURE

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

(9)    INCOME TAXES

         Income tax expense (benefit) for the years ended December 31 consists of:

                                                                           1998         1997          1996
                                                                           ----         ----          ----
                                                                          (dollars expressed in thousands)


          Current income tax expense (benefit):
              Federal................................................    $   315          947         (509)
              State..................................................        501          383            2
                                                                         -------       ------       ------
                                                                             816        1,330         (507)
                                                                         -------       ------       -------
          Deferred income tax expense:
              Federal................................................      2,630        1,356           23
              State..................................................        114           55          588
                                                                         -------       ------       ------
                                                                           2,744        1,411          611
                                                                         -------       ------       ------
          Change in valuation allowance..............................         32          404          366
                                                                         -------       ------       ------
                 Total...............................................    $ 3,592        3,145          470
                                                                         =======       ======       ======

         The effective rates of federal income taxes for the years ended December 31 differ from statutory rates of taxation as follows:

                                                    1998                      1997                      1996
                                            -------------------      --------------------         -----------------
                                             Amount     Percent      Amount        Percent        Amount    Percent
                                                                (dollars expressed in thousands)

       Income before provision for
         income tax expense...............  $ 8,202                  $6,972                       $ 1,292
                                            =======                  ======                       =======
       Tax expense at federal
         income tax rate..................  $ 2,871      35.0%        2,440         35.0%             452    35.0%
       Effects of differences in
          tax reporting:
         Change in the deferred tax
          valuation allowance.............       32       0.4           404          5.8              366    28.3
         Change in tax attributes
          available to be carried
           forward........................       --        --            --           --             (605)  (46.8)
         State income taxes...............      400       4.9           285          4.1              385    29.8
         Other............................      289       3.5            16          0.2             (128)   (9.9)
                                            -------    ------      --------        -----          -------   -----
           Income tax expense
              at effective rate...........  $ 3,592      43.8%       $3,145         45.1%         $   470    36.4%
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

                                                (dollars expressed in thousands)
       Year ending December 31:
          1999............................................  $   4,883
          2000............................................        103
          2001............................................      1,667
          2002............................................      2,316
          2003 through 2018...............................     21,498
                                                            ---------
              Total.......................................  $  30,467
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

                                                                                             1998               1997
                                                                                             ----               ----
                                                                                        (dollars expressed in thousands)

            Credit card commitments...................................................    $   1,850             1,978
            Other loan commitments....................................................      260,661           237,973
            Standby letters of credit.................................................          370             2,173
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

         Issuance of Common Stock. During 1998 and 1997, FBA issued 2,185,285 shares and 264,622 shares, respectively, of common stock as follows:

                                                                                        Common shares issued
                                                                                        --------------------
                          1998
                          ----
                  Acquisition of FCB....................................................      751,728
                  Conversion of Note Payable............................................      804,000
                  Conversion of 12% convertible debenture...............................      629,557
                                                                                            ---------
                                                                                            2,185,285
                          1997
                          ----
                  Acquisition of Surety Bank............................................      264,622
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

        As more fully discussed in Note 6 to the consolidated financial statements, as of December 31, 1997, FBA had borrowings of $14.9 million from First Banks under a $20 million Note Payable. There were no amounts outstanding under the Note Payable at December 31, 1998.
         As more fully discussed in Notes 2 and 7 to the consolidated financial statements, in 1995, First Banks purchased $6.5 million of 12% convertible debentures of FCB. These debentures, which were exchanged for a similar debenture of FBA in February 1998, were converted into 629,557 shares of FBA common stock on December 4, 1998.
         Outside of normal customer relationships, no directors, executive officers or stockholders holding over 5% of FBA's voting stock, and no corporations or firms with which such persons or entities are associated, currently maintain or have maintained, any significant business or personal relationships with FBA or its subsidiaries, other than that which arises by virtue of such position or ownership interest in FBA, except as described above.

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

         The estimated fair value of FBA's financial instruments at December 31 were as follows:

                                                         December 31, 1998            December 31, 1997
                                                       ---------------------      ------------------------
                                                       Carrying     Estimated     Carrying    Estimated
                                                        amount     fair value      amount    fair value
                                                        ------     ----------      ------    ----------
                                                                (dollars expressed in thousands)

          Financial assets:
            Cash and cash equivalents.............   $  46,313       46,313        35,162      35,162
            Investment securities:
               Available for sale.................     114,937      114,937       148,181     148,181
               Held to maturity...................       2,026        2,013            --          --
            Net loans.............................     504,276      506,672       420,048     421,874
            Accrued interest receivable...........       4,443        4,443         4,819       4,819
                                                     =========    =========       =======     =======

          Financial liabilities:
            Demand and savings deposits...........   $ 357,763      357,763       318,215     318,215
            Time deposits.........................     241,384      242,857       238,312     239,344
            Accrued interest payable..............         538          538         4,185       4,185
            12% convertible debentures............          --           --         6,500       6,500
            Preferred Securities..................      44,155       47,159            --          --
            Borrowings............................       4,141        4,141        18,587      18,587
                                                     =========    =========       =======     =======

          Off-balance-sheet:
            Interest rate swap and cap agreements.   $     130          597           242         222
            Unfunded loan commitments.............          --           --            --          --
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

                                                      Risk-Based Capital Ratios
                                            --------------------------------------------
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

                                                                 FB California                          FB Texas
                                                     -------------------------------         ------------------------------
                                                     1998          1997         1996           1998        1997        1996
                                                     ----          ----         ----           ----        ----        ----
                                                                             (dollars expressed in thousands)

Balance sheet information:

Investment securities.......................    $   53,449       83,165       73,292         59,914      65,016      51,847
Loans, net of unearned discount.............       314,977      255,114      156,303        201,426     176,341     180,068
Total assets................................       410,110      370,917      257,834        300,984     267,152     266,571
Deposits....................................       363,422      325,562      223,435        264,425     231,175     233,710
Stockholders' equity........................        42,825       40,176       29,696         30,249      29,761      26,773
                                                ==========    =========    =========      =========    ========    ========

Income statement information:

Interest income:
   Loans, external customers................    $   22,540       16,233        9,538         12,411      14,456      15,421
   Loans, other operating segments
     and affiliates of First Banks..........         5,390        1,183           --          4,777       1,521         178
   Investment securities....................         4,131        4,293        3,030          3,852       3,576       3,049
   Other....................................           483          707          621            674         546       1,355
                                                ----------    ---------    ---------      ---------    --------    --------
       Total interest income................        32,544       22,416       13,189         21,714      20,099      20,003
                                                ----------    ---------    ---------      ---------    --------    --------

Interest expense:
   Deposits.................................        13,254        8,640        5,154          8,742       8,093       8,822
   Other....................................           101           89           14            158         286         464
                                                ----------   ----------    ---------      ---------    --------    --------
       Total interest expense...............        13,355        8,729        5,168          8,900       8,379       9,286
                                                ----------   ----------    ---------      ---------    --------    --------

       Net interest income..................        19,189       13,687        8,021         12,814      11,720      10,717
Provision for possible loan losses..........           565          500        1,405            335       1,500       1,000
                                                ----------   ----------    ---------      ---------    --------    --------
       Net interest income after provision
         for possible loan losses...........        18,624       13,187        6,616         12,479      10,220       9,717
                                                ----------    ---------    ---------      ---------    --------    --------
Noninterest income..........................         2,732        1,847        1,813          1,790       1,901       1,888
Noninterest expense(1)......................        15,548       10,356        8,634          8,749       6,960       8,501
                                                ----------    ---------    ---------      ---------    --------    --------
       Net income before income taxes.......         5,808        4,678         (205)         5,520       5,161       3,104

Provision (benefit) for income taxes........         2,736        2,027         (208)         1,888       1,815       1,168
       Income (loss) before minority
         interest in income of subsidiary...         3,072        2,651            3          3,632       3,346       1,936
Minority interest income of subsidiary......            --           --           --             --          --          --
                                                ----------    ---------    ---------      ---------    --------    --------
       Net income...........................    $    3,072        2,651            3          3,632       3,346       1,936
                                                ==========    =========    =========      =========    ========    ========

-----------------
(1) Corporate and other includes $1.8 million of guaranteed preferred debenture expense for the year ended December 31, 1998 (see Note 8 to the consolidated financial statements).





                                            Corporate and other                                Consolidated Total
                               --------------------------------------------         ------------------------------------
                               1998                1997                1996         1998              1997          1996
                               ----                ----                ----         ----              ----          ----
                                                                 (dollars expressed in thousands)



                               3,573                 --                  --          116,936        148,181      125,139
                                  --                 --                  --          516,403        431,455      336,371
                               8,903              5,595               4,682          719,997        643,664      529,087
                             (28,700)              (210)             (1,203)         599,147        556,527      455,492
                              (7,229)           (24,846)            (18,274)          65,845         45,091       38,195
                           =========           ========           =========        =========      =========     ========




                                  --                 --                  --           34,951         30,689       24,959

                                  --                 --                  --           10,167          2,704          178
                                 120                  1                 178            8,103          7,870        6,257
                                  49                  1                  12            1,206          1,254        1,988
                           ---------            -------           ---------        ---------      ---------     --------
                                 169                  2                 190           54,427         42,517       33,382
                           ---------            -------           ---------        ---------      ---------     --------


                                (390)               (17)                (40)          21,606         16,716       13,936
                               1,363              2,064               1,119            1,622          2,439        1,597
                           ---------            -------           ---------        ---------      ---------     --------
                                 973              2,047               1,079           23,228         19,155       15,533
                           ---------            -------           ---------        ---------      ---------     --------

                                (804)            (2,045)               (889)          31,199         23,362       17,849
                                  --                 --                  --              900          2,000        2,405
                           ---------            -------           ---------        ---------      ---------     --------

                                (804)            (2,045)               (889)          30,299         21,362       15,444
                           ---------            -------           ---------        ---------      ---------     --------
                                (147)              (461)               (116)           4,375          3,287        3,585
                               2,175                361                 602           26,472         17,677       17,737
                           ---------            -------           ---------        ---------      ---------     --------
                              (3,126)            (2,867)             (1,607)           8,202          6,972        1,292

                              (1,032)              (697)               (490)           3,592          3,145          470

                              (2,094)            (2,170)             (1,117)           4,610          3,827          822
                                  --                294                 131               --            294          131
                           ---------            -------           ---------        ---------       --------     --------
                              (2,094)            (2,464)             (1,248)           4,610          3,533          691
                           =========            =======           =========        =========       ========     ========


(20)   PARENT COMPANY ONLY FINANCIAL INFORMATION



                                              Condensed Balance Sheets


                                                                                          December 31,
                                                                                          ------------
                                                                                       1998         1997
                                                                                       ----         ----
                                                                              (dollars expressed in thousands)
        Assets:
          Cash deposited in subsidiary banks...................................... $   31,306        1,075
          Investment securities...................................................      5,023           --
          Investment in subsidiaries..............................................     73,074       68,095
          Deferred tax assets.....................................................      2,192        3,532
          Other assets............................................................      2,349          659
                                                                                   ----------     --------
                  Total assets.................................................... $  113,944       73,361
                                                                                   ==========     ========
        Liabilities and stockholders' equity:
          Promissory note payable................................................. $       --       14,900
          12% convertible debentures..............................................         --        6,500
          Subordinated debenture payable to First Capital.........................     47,423           --
          Accrued and other liabilities...........................................        676        6,870
                                                                                   ----------     --------
                  Total liabilities...............................................     48,099       28,270
        Stockholders' equity......................................................     65,845       45,091
                                                                                   ----------     --------
                  Total liabilities and stockholders' equity...................... $  113,944       73,361
                                                                                   ==========     ========



                                           Condensed Statements of Income

                                                                                 Years ended December 31,
                                                                                1998       1997       1996
                                                                             (dollars expressed in thousands)
         Income:
           Dividends from subsidiaries....................................   $ 4,750      1,625         --
           Other..........................................................       711         31        219
                                                                             -------     ------    -------
                  Total income............................................     5,461      1,656        219
                                                                             -------     ------    -------
         Expense:
           Interest.......................................................     1,363      2,064      1,138
           Other..........................................................     2,475        686        505
                                                                             -------     ------    -------
                  Total expense...........................................     3,838      2,750      1,643
                                                                             -------     ------    -------
                  Income (loss) before income tax benefit.................     1,623     (1,094)    (1,424)
         Income tax benefit...............................................    (1,032)      (686)      (492)
                                                                             -------     ------    -------
                  Income (loss) before equity in undistributed
                    income of subsidiaries................................     2,655       (408)      (932)
         Equity in undistributed income of subsidiaries...................     1,955      3,941      1,623
                                                                             -------     ------    -------
                  Net income..............................................   $ 4,610      3,533        691
                                                                             =======     ======    =======

                                           Condensed Statements of Cash Flows

                                                                                      Years ended December 31,
                                                                                ---------------------------------
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

         Supplementary Financial Information regarding First Banks America, Inc. is incorporated herein by reference from page 22 of the 1998 Annual Report in the form the same appears as Exhibit 13 to the Form 10-K.

                                INDEX TO EXHIBITS


EXHIBIT NUMBER                                         DESCRIPTION

       23(a)                                       Consent of KPMG LLP

                                    SIGNATURE


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              First Banks America, Inc.



                                              By: /s/Allen H. Blake
                                              ---------------------
                                                   Allen H. Blake
                                                   Chief Financial Officer and
                                                   Principal Accounting Officer
May 26, 1999

                                  EXHIBIT 23(a)


The Board of Directors
First Banks America, Inc.


We consent to incorporation by reference in the registration statement (No, 33-42607) on Form S-8 of First Banks America, Inc. and subsidiaries of our report dated March 17, 1999, relating to the consolidated balance sheets of First Banks America, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1998 which report appears in the December 31, 1998 annual report on Form 10-K/A of First Banks America, Inc.



                                             /s/KPMG LLP
                                             -----------




St. Louis, Missouri
May 26, 1999