Form 10-Q
period 1999-06-30
FIRST BANKS AMERICA INC
filed 1999-08-02
CIK 310979

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                  Yes X No ____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                     Outstanding at
                Class                                July 31, 1999
                -----                                -------------

       Common Stock, $0.15 par value                   3,207,801
       Class B Common Stock, $0.15 par value           2,500,000

                                                       FIRST BANKS AMERICA, INC.

                                                              INDEX

                                                                                                        Page

PART I            FINANCIAL INFORMATION


     Item 1.      Financial Statements:
                  Consolidated Balance Sheets as of June 30, 1999
                    and December 31, 1998............................................................    -1-
                  Consolidated Statements of Income for the three and six
                    months ended June 30, 1999 and 1998..............................................    -3-
                  Consolidated Statements of Changes in Stockholders' Equity and
                    Comprehensive  Income for the six months ended June 30, 1999 and 1998 and the six months ended
                    December 31, 1998................................................................    -4-
                  Consolidated Statements of Cash Flows for the six months
                    ended June 30, 1999 and 1998.....................................................    -5-
                  Notes to Consolidated Financial Statements.........................................    -6-

     Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..............................................   -13-


PART II           OTHER INFORMATION


     Item 4.      Submission of Matters to a Vote of Security Holders................................   -24-

     Item 6.      Exhibits and Reports on Form 8-K...................................................   -24-


SIGNATURES...........................................................................................   -25-


                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                            FIRST BANKS AMERICA, INC.
                     Consolidated Balance Sheets (unaudited)
             (dollars expressed in thousands, except per share data)




                                                                                  June 30,        December 31,
                                                                                    1999              1998
                                                                                    ----              ----

                               ASSETS
                               ------

Cash and cash equivalents:
   Cash and due from banks...................................................   $     26,051          34,312
   Interest-bearing deposits with other financial institutions
     with maturities of three months or less.................................          1,122           1,001
   Federal funds sold........................................................         13,000          11,000
                                                                                ------------       ---------
       Total cash and cash equivalents.......................................         40,173          46,313
                                                                                ------------       ---------

Investment securities:
   Available for sale, at fair value.........................................         84,990         114,937
   Held to maturity, at amortized cost (fair value of $1,922
     and $2,013 at June 30, 1999 and December 31, 1998,
     respectively)...........................................................          2,012           2,026
                                                                                ------------       ---------
       Total investment securities...........................................         87,002         116,963
                                                                                ------------       ---------

Loans:
   Commercial and financial..................................................        173,020         140,151
   Real estate construction and development..................................        214,088         161,696
   Real estate mortgage......................................................        252,697         155,443
   Consumer and installment..................................................         53,969          61,907
                                                                                ------------       ---------
       Total loans...........................................................        693,774         519,197
   Unearned discount.........................................................         (1,748)         (2,794)
   Allowance for possible loan losses........................................        (14,383)        (12,127)
                                                                                ------------       ---------
       Net loans.............................................................        677,643         504,276
                                                                                ------------       ---------

Bank premises and equipment, net of
     accumulated depreciation................................................         12,815          11,542
Intangibles associated with the purchase of subsidiaries.....................         16,644           8,405
Accrued interest receivable..................................................          5,870           4,443
Other real estate............................................................             90             161
Deferred tax assets..........................................................         11,956          12,121
Other assets.................................................................         19,712          15,773
                                                                                ------------       ---------
       Total assets..........................................................   $    871,905         719,997
                                                                                ============       =========

                            FIRST BANKS AMERICA, INC.
                     Consolidated Balance Sheets (unaudited)
             (dollars expressed in thousands, except per share data)
                                   (continued)


                                                                                  June 30,        December 31,
                                                                                    1999              1998
                                                                                    ----              ----

                                   LIABILITIES
                                   -----------

Deposits:
    Demand:
     Non-interest-bearing....................................................... $   121,458         105,949
     Interest-bearing...........................................................      70,553          72,662
    Savings.....................................................................     239,787         179,152
    Time deposits:
     Time deposits of $100 or more..............................................      85,497          52,132
     Other time deposits........................................................     228,352         189,252
                                                                                 -----------      ----------
       Total deposits...........................................................     745,647         599,147

Short-term borrowings...........................................................       7,379           4,141
Accrued interest payable........................................................       1,633             538
Deferred tax liabilities........................................................       1,478           1,722
Accrued expenses and other liabilities..........................................       3,673           4,449
                                                                                 -----------      ----------
       Total liabilities........................................................     759,810         609,997
                                                                                 -----------      ----------

Guaranteed preferred beneficial interest in First Banks
     America, Inc. subordinated debenture.......................................      44,186          44,155
                                                                                 -----------      ----------

                              STOCKHOLDERS' EQUITY
                              --------------------

Common Stock:
    Common stock, $0.15 par value; 6,666,666 shares
     authorized; 3,872,697 shares issued........................................         581             581
    Class B common stock, $0.15 par value; 4,000,000 shares
     authorized; 2,500,000 shares issued and outstanding........................         375             375
Capital surplus.................................................................      69,070          68,743
Retained earnings since elimination of accumulated deficit
    of $259,117, effective December 31, 1994....................................       9,383           5,693
Common treasury stock, at cost; 666,896 shares and 651,867
    shares at June 30, 1999 and December 31, 1998,
    respectively................................................................     (10,358)        (10,088)
Accumulated other comprehensive income (loss)...................................      (1,142)            541
                                                                                 -----------      ----------
       Total stockholders' equity...............................................      67,909          65,845
                                                                                 -----------      ----------
       Total liabilities and stockholders' equity............................... $   871,905         719,997
                                                                                 ===========      ==========


The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST BANKS AMERICA, INC.
                  Consolidated Statements of Income (unaudited)
             (dollars expressed in thousands, except per share data)


                                                                                   Three months ended        Six months ended
                                                                                        June 30,                  June 30,
                                                                                   -----------------         -----------------
                                                                                   1999         1998         1999        1998
                                                                                   ----         ----         ----        ----
Interest income:
   Interest and fees on loans................................................    $ 15,715      11,002        28,584      21,570
   Investment securities.....................................................       1,600       2,122         3,428       4,155
   Federal funds sold and other..............................................         126         277           224         672
                                                                                 --------     -------       -------    --------
       Total interest income.................................................      17,441      13,401        32,236      26,397
                                                                                 --------     -------       -------    --------
Interest expense:
   Deposits:
     Interest-bearing demand.................................................         285         334           553         683
     Savings.................................................................       2,143       1,495         3,949       2,949
     Time deposits of $100 or more...........................................         899         786         1,640       1,561
     Other time deposits.....................................................       2,821       2,891         5,400       5,675
   Promissory note payable and other borrowings..............................         358         529           466       1,066
                                                                                 --------     -------       -------    --------
       Total interest expense................................................       6,506       6,035        12,008      11,934
                                                                                 --------     -------       -------    --------
       Net interest income...................................................      10,935       7,366        20,228      14,463
Provision for possible loan losses...........................................         123         200           213         500
                                                                                 --------     -------       -------    --------
       Net interest income after provision for possible loan losses..........      10,812       7,166        20,015      13,963
                                                                                 --------     -------       -------    --------
Noninterest income:
   Service charges on deposit accounts and customer service fees.............         900         604         1,630       1,343
   Gain on sales of securities, net..........................................          88           9           174         101
   Other income..............................................................         516         266           855         585
                                                                                 --------     -------       -------    --------
       Total noninterest income..............................................       1,504         879         2,659       2,029
                                                                                 --------     -------       -------    --------
Noninterest expense:
   Salaries and employee benefits............................................       2,907       2,156         5,202       4,291
   Occupancy, net of rental income...........................................         800         575         1,361       1,066
   Furniture and equipment...................................................         446         480           848         827
   Advertising and business development......................................          99         272           163         370
   Postage, printing and supplies............................................         202         239           387         406
   Data processing fees......................................................         837         431         1,556         906
   Legal, examination and professional fees..................................       1,144       1,179         2,247       2,069
   Communications............................................................         146         227           300         427
   (Gain) loss on sales of other real estate, net of expenses................           7         (70)            7          87
   Amortization of intangibles associated with the purchase of
     subsidiaries............................................................         306         155           508         288
   Guaranteed preferred debenture............................................         993          --         1,986          --
   Other.....................................................................         796         697         1,624       1,661
                                                                                 --------     -------       -------    --------
       Total noninterest expense.............................................       8,683       6,341        16,189      12,398
                                                                                 --------     -------       -------    --------
       Income before provision for income tax expense........................       3,633       1,704         6,485       3,594
Provision for income tax expense.............................................       1,574         683         2,795       1,473
                                                                                 --------     -------       -------    --------
       Net income............................................................    $  2,059       1,021         3,690       2,121
                                                                                 ========     =======       =======    ========

Earnings per common share:
       Basic.................................................................    $   0.36        0.20         0.65        0.42
       Diluted...............................................................        0.36        0.20         0.64        0.42
                                                                                 ========     =======       ======     =======
Weighted average shares of common stock outstanding (in thousands)...........       5,713       5,206        5,717       5,059
                                                                                 ========     =======       =======    =======


The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST BANKS AMERICA, INC.
           Consolidated Statements of Changes in Stockholders' Equity
                      and Comprehensive Income (unaudited)
                     Six months ended June 30, 1999 and 1998
                     and six months ended December 31, 1998
             (dollars expressed in thousands, except per share data)


                                                                                                        Accu-
                                                                                                       mulated
                                                                                                        other
                                                                                                       compre-   Total
                                                            Class B         Compre-            Common   hensive  stock-
                                                   Common   common  Capital hensive Retained  treasury  income  holders'
                                                    stock    stock  surplus income  earnings    stock   (loss)   equity
                                                    -----    -----  -------------  --------    -----   ------   ------

Consolidated balances, January 1, 1998...........  $   322    375   47,329          1,083     (4,350)   332     45,091
Six months ended June 30, 1998:
   Comprehensive income:
     Net income..................................       --     --       --   2,121  2,121        --      --      2,121
     Other comprehensive income, net of tax  -
       Unrealized gains on securities, net of
         reclassification adjustment (1).........       --     --       --      14     --        --      14         14
                                                                            ------
     Comprehensive income........................                            2,135
                                                                            ======
   Issuance of common stock for purchase
     accounting acquisition of FCB...............       43     --    2,965             --        --      --      3,008
   Conversion of promissory note payable.........      121     --    9,879             --        --      --     10,000
   Repurchases of common stock...................       --     --       --             --    (3,806)     --     (3,806)
                                                   -------   ----  -------          -----    ------  ------    -------
Consolidated balances, June 30, 1998.............      486    375   60,173          3,204     (8,156)   346     56,428
Six months ended December 31, 1998:
   Comprehensive income:
     Net income..................................       --     --       --   2,489  2,489        --      --      2,489
     Other comprehensive income, net of tax -
       Unrealized gains on securities, net of
         reclassification adjustment (1).........       --     --       --     195     --        --     195        195
                                                                            ------
     Comprehensive income........................                            2,684
                                                                            ======
   Exercise of stock options.....................       --     --       13             --        --      --         13
   Redemption of stock options...................       --     --      (48)            --        --      --        (48)
   Compensation paid in stock....................       --     --       27             --        --      --         27
   Conversion of 12% convertible debentures......       95     --    8,578             --        --      --      8,673
   Repurchases of common stock...................       --     --       --             --    (1,932)     --     (1,932)
                                                   -------   ----  -------          -----    ------  ------    -------
Consolidated balances, December 31, 1998.........      581    375   68,743          5,693    (10,088)   541     65,845
Six months ended June 30, 1999:
   Comprehensive income:
     Net income..................................       --     --       --   3,690  3,690        --      --      3,690
     Other comprehensive income, net of tax  -
       Unrealized losses on securities, net of
         reclassification adjustment (1).........       --     --       --  (1,683)    --        --  (1,683)    (1,683)
                                                                            ------
     Comprehensive income........................                            2,007
                                                                            ======
   Reduction of valuation reserve................       --     --      327             --        --      --        327
   Repurchases of common stock...................       --     --       --             --      (270)     --       (270)
                                                   -------   ----  -------          -----    ------  ------    -------
Consolidated balances, June 30, 1999.............  $   581    375   69,070          9,383   (10,358) (1,142)    67,909
                                                   =======   ====  =======          =====    ======= =======   =======
---------------------

(1) Disclosure of reclassification adjustment:

                                                                              Six months             Six months
                                                                            ended June 30,              ended
                                                                            --------------
                                                                           1999       1998        December 31, 1998
                                                                           ----       ----        -----------------

     Unrealized gains (losses) arising during the period...............  $(1,570)       80               351
     Less: reclassification adjustment for gains included in net income      113        66               156
                                                                         -------       ---               ---
     Unrealized gains (losses) on securities...........................  $(1,683)       14               195
                                                                         =======       ===               ===

The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST BANKS AMERICA, INC.
                Consolidated Statements of Cash Flows (unaudited)
                        (dollars expressed in thousands)


                                                                                             Six months ended
                                                                                                 June 30,
                                                                                            ------------------
                                                                                            1999          1998
                                                                                            ----          ----
Cash flows from operating activities:
   Net income.........................................................................  $    3,690        2,121
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, amortization and accretion, net....................................       1,036          861
     Provision for possible loan losses...............................................         213          500
     Provision for income tax expense.................................................       2,795        1,473
     Payments of income taxes.........................................................        (941)        (495)
     Gain on sales of securities, net.................................................        (174)        (101)
     (Increase) decrease in accrued interest receivable...............................        (538)         697
     Interest accrued on liabilities..................................................      12,008       11,934
     Payments of interest on liabilities..............................................     (11,860)     (12,819)
     Other operating activities, net..................................................      (5,353)         (32)
                                                                                        ----------      -------
       Net cash provided by operating activities......................................         876        4,139
                                                                                        ----------      -------
Cash flows from investing activities:
   Cash (paid) received for acquired entities, net of cash and
     cash equivalents received (paid).................................................     (17,244)       3,241
   Proceeds from sales of investment securities available for sale....................      54,414       13,027
   Maturities of investment securities available for sale.............................      19,118       44,724
   Maturities of investment securities held to maturity...............................          14           --
   Purchases of investment securities available for sale..............................     (13,897)     (40,197)
   Net increase in loans..............................................................     (36,933)     (10,522)
   Recoveries of loans previously charged off.........................................       1,375        1,063
   Purchases of bank premises and equipment...........................................        (379)      (1,417)
   Proceeds from sales of other real estate...........................................         283          830
   Other investing activities, net....................................................        (292)     (14,205)
                                                                                        ----------      -------
       Net cash provided by (used in) investing activities............................       6,459       (3,456)
                                                                                        ----------      -------
Cash flows from financing activities:
   Other (decreases) increases in deposits:
     Demand and savings deposits......................................................     (23,497)     (10,143)
     Time deposits....................................................................       7,053        4,898
   Increase in federal funds purchased................................................       5,000        1,300
   Decrease in Federal Home Loan Bank advances........................................          --         (585)
   (Decrease) increase in securities sold under agreements to repurchase..............      (1,761)       1,006
   Increase in promissory note payable................................................          --        6,200
   Decrease in payable to former shareholders of Surety Bank..........................          --       (3,829)
   Repurchases of common stock for treasury...........................................        (270)      (3,806)
                                                                                        ----------      -------
       Net cash used in financing activities..........................................     (13,475)      (4,959)
                                                                                        ----------      -------
       Net decrease in cash and cash equivalents......................................      (6,140)      (4,276)
Cash and cash equivalents, beginning of period........................................      46,313       35,162
                                                                                        ----------      -------
Cash and cash equivalents, end of period..............................................  $   40,173       30,886
                                                                                        ==========      =======

Noncash investing and financing activities:
   Loans transferred to other real estate.............................................  $       31          462
   Reduction of valuation reserve.....................................................         327           --
   Issuance of common stock in purchase accounting acquisition........................          --        3,008
   Conversion of promissory note payable to common stock..............................          --       10,000
                                                                                        ==========      =======


The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST BANKS AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   (1)   Basis of Presentation

         The accompanying consolidated financial statements of First Banks America, Inc. (FBA or the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 1998 annual report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         The consolidated financial statements include the accounts of FBA and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 1998 amounts have been made to conform with the 1999 presentation.

         FBA is majority owned by First Banks, Inc., St. Louis, Missouri (First Banks). At June 30, 1999 and December 31, 1998, First Banks' ownership interest in FBA was 82.56% and 76.84%, respectively.

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

         First Banks provides management services to FBA and certain of its Subsidiary Banks. Management services are provided under a management fee agreement whereby FBA compensates First Banks on an hourly basis for its use of personnel for various functions including internal audit, loan review, income tax preparation and assistance, accounting, asset/liability and investment services, loan servicing and other management and administrative services. Fees paid under this agreement were $724,000 and $1.4 million for the three and six months ended June 30, 1999, in comparison to $576,000 and $1.0 million for the three and six months ended June 30, 1998, respectively. Fees payable to First Banks generally increase as FBA expands through acquisitions and internal growth, reflecting the higher levels of service needed to operate the Subsidiary Banks. The fees for management services are at least as favorable as could have been obtained from unaffiliated third parties.

         Because of the affiliation with First Banks and the geographic proximity of certain of their offices, FBA shares the cost of certain personnel and services used by FBA and First Banks. This includes the salaries and benefits of certain loan and administrative personnel. The allocation of the shared costs are charged and/or credited under the terms of cost sharing agreements entered into in 1996. Management anticipates Redwood Bank will execute a similar cost sharing agreement in 1999. Because this involves distributing essentially fixed costs over a larger asset base, it allows each bank to receive the benefit of personnel and services at a reduced cost. Fees paid under these agreements were $220,000 and $432,000 for the three and six months ended June 30, 1999, and $268,000 and $524,000 for the same periods in 1998, respectively.

         First Services L.P., a limited partnership indirectly owned by First Banks' Chairman and his children through its general partners and limited partners, provides data processing and various related services to FB Texas and FB California under the terms of data processing agreements. Fees paid under these agreements were $740,000 and $1.4 million for the three and six months ended June 30, 1999, and $382,000 and $811,000 for the same periods in 1998, respectively. Fees payable to First Services L.P. generally increase as FBA expands through acquisitions and internal growth, reflecting the higher levels of service needed to operate the Subsidiary Banks. The fees paid for data processing services are at least as favorable as could have been obtained from unaffiliated third parties.

         First Brokerage of America, L.L.C. (First Brokerage), a limited liability company, whose shareholders are the trusts of the children of First Banks' Chairman, provides back-office support and product support for FBA's brokerage and insurance operations. For the three and six months ended June 30, 1999, FBA received commissions from First Brokerage of approximately $51,000 and $128,000, respectively, and First Brokerage received commissions from unaffiliated third-party companies of approximately $22,000 and $55,000, respectively, from unaffiliated third-party companies from the sale of these products to customers of FBA.

         FBA's Subsidiary Banks had $106.5 million and $86.2 million in whole loans and loan participations outstanding at June 30, 1999 and December 31, 1998, respectively, that were purchased from banks affiliated with First Banks. In addition, FBA's Subsidiary Banks had sold $238.6 million and $182.9 million in whole loans and loan participations to affiliates of First Banks at June 30, 1999 and December 31, 1998, respectively. These loans and loan participations were acquired and sold at interest rates and terms prevailing at the dates of their purchase or sale and under standards and policies followed by FBA's Subsidiary Banks.

         FBA has a $20.0 million revolving note payable from First Banks (Note Payable). The borrowings under the Note Payable bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. The outstanding principal balance and accrued interest under the Note Payable are due and payable on October 31, 2001. In July 1998, FBA repaid all outstanding borrowings under the Note Payable and has not utilized the Note Payable since that time. The interest expense under the Note Payable was $274,000 and $546,000 for the three and six months ended June 30, 1998, respectively.

         In connection with FBA's acquisition of First Commercial Bancorp,  Inc.
(FCB) and its wholly-owned subsidiary, First Commercial Bank (First Commercial), FBA issued a convertible debenture to First Banks of $6.5 million plus accrued interest. This debenture replaced similar FCB debentures previously owned by First Banks. On December 4, 1998, First Banks converted the $6.5 million principal and $2.4 million accrued and unpaid interest into 629,557 shares of FBA common stock. The related interest expense associated with this debenture was $194,000 and $404,000 for the three and six months ended June 30, 1998, respectively.

(3)      Regulatory Capital

         FBA and the Subsidiary Banks are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on FBA's financial statements. Under capital adequacy guidelines and the regulatory framework for Prompt Corrective Action, the Subsidiary Banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

         Quantitative measures established by regulations to ensure capital adequacy require FBA and the Subsidiary Banks to maintain certain minimum capital ratios. FBA and the Subsidiary Banks are required to maintain a minimum risk-based capital to risk-weighted assets ratio of 8.00%, with at least 4.00% being "Tier 1" capital (as defined in the regulations). In addition, a minimum leverage ratio (Tier 1 capital to average assets) of 3.00% plus an additional cushion of 100 to 200 basis points is expected. In order to be considered well capitalized under Prompt Corrective Action provisions, a bank is required to maintain a risk-weighted asset ratio of at least 10.00%, a Tier 1 to risk-weighted asset ratio of at least 6.00%, and a leverage ratio of at least 5.00%. As of March 31, 1999, the date of the most recent notification from FBA's primary regulator, FB Texas and FB California were categorized as well capitalized under the regulatory framework for Prompt Corrective Action. Management believes, as of June 30, 1999, FBA and the Subsidiary Banks were well capitalized.

         At June 30, 1999 and December 31, 1998, FBA's and the Subsidiary Banks' capital ratios were as follows:

                                           Risk-based capital ratios
                                           Total                  Tier 1                 Leverage Ratio
                                           -----                  ------                 --------------
                                     1999        1998        1999       1998            1999       1998
                                     ----        ----        ----       ----            ----       ----

           FBA                      12.91%      16.66%       8.76%      11.51%          8.06%        10.25%
           FB Texas                 11.81       11.37       10.56       10.11           9.72          9.15
           FB California            11.11       10.63        9.84        9.37           9.28          8.34
           Redwood Bank (1)         11.66         --        10.72         --            9.50           --
           ---------------
           (1) Redwood Bank was acquired by FBA on March 4, 1999.

(4)      Acquisitions

         On March 4, 1999, FBA completed its acquisition of Redwood and its wholly-owned subsidiary, Redwood Bank, for cash consideration of $26.0 million. The acquisition was accounted for using the purchase method of accounting. The excess of the cost over the fair value of the net assets acquired was $9.5 million and is being amortized over 15 years. The acquisition was funded from available proceeds from the sale of the 8.50% Cumulative Trust Preferred Securities completed in July 1998. Redwood is headquartered in San Francisco, California and operates four banking locations in the San Francisco Bay area. Redwood had $183.9 million in total assets, $134.4 million in loans, net of unearned discount, $32.4 in investment securities and $162.9 million in deposits at the acquisition date.

         The following information presents unaudited pro forma condensed results of operations of FBA for the six months ended June 30, 1999 and 1998, combined with the acquisition of Redwood, as if FBA had completed the transaction on January 1, 1998.

                                                                                  June 30,
                                                                            ------------------
                                                                            1999          1998
                                                                            ----          ----
                                                                      (dollars expressed in thousands,
                                                                           except per share data)

         Net interest income...........................................  $    21,394       17,715
         Provision for possible loan losses............................          423          516
         Net income....................................................        3,702        2,365
                                                                           =========     ========

         Weighted average shares of common stock
              outstanding (in thousands)...............................        5,717        5,253
                                                                           =========     ========

         Earnings per common share:
              Basic....................................................  $      0.65         0.45
              Diluted..................................................         0.64         0.45
                                                                           =========     ========

         The unaudited pro forma condensed results of operations reflect the application of the purchase method of accounting for Redwood and certain other assumptions. Purchase accounting adjustments have been applied to loans, investment securities, bank premises and equipment, deferred tax assets and liabilities and excess cost required to reflect the assets acquired and liabilities assumed at fair value. The resulting premiums and discounts are amortized or accreted to income consistent with the accounting policies of FBA. The unaudited pro forma condensed results of operations do not reflect the acquisition of Pacific Bay Bank completed on February 2, 1998 as it did not have a material impact on the results of operations for the six months ended June 30, 1998.

 (5)     Earnings Per Common Share

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for the periods indicated:

                                                                      Income        Shares     Per share
                                                                    (numerator) (denominator)   amount
                                                                    ----------  -------------   ------
                                                          (dollars expressed in thousands, except per share data)

       Three months ended June 30, 1999:
          Basic EPS - income available to common stockholders.....    $ 2,059        5,713      $  0.36
                                                                                                =======
          Effect of dilutive securities - stock options...........         --            7
                                                                      -------       ------
          Diluted EPS - income available to common stockholders...    $ 2,059        5,720      $  0.36
                                                                      =======       ======      =======

       Three months ended June 30, 1998:
          Basic EPS - income available to common stockholders.....    $ 1,021        5,206      $  0.20
                                                                                                =======
          Effect of dilutive securities - stock options...........         --           13
                                                                      -------       ------
          Diluted EPS - income available to common stockholders...    $ 1,021        5,219      $  0.20
                                                                      =======       ======      =======

       Six months ended June 30, 1999:
          Basic EPS - income available to common stockholders.....    $ 3,690        5,717      $  0.65
                                                                                                =======
          Effect of dilutive securities - stock options...........         --            7
                                                                      -------       ------
          Diluted EPS - income available to common stockholders...    $ 3,690        5,724      $  0.64
                                                                      =======       ======      =======

       Six months ended June 30, 1998:
          Basic EPS - income available to common stockholders.....    $ 2,121        5,059      $  0.42
                                                                                                =======
          Effect of dilutive securities - stock options...........         --           13
                                                                      -------       ------
          Diluted EPS - income available to common stockholders...    $ 2,121        5,072      $  0.42
                                                                      =======       ======      =======

(6)      Business Segment Results

         FBA's business segments are its Subsidiary Banks. The reportable business segments are consistent with the management structure of FBA, the Subsidiary Banks and the internal reporting system that monitors performance.

         Through the respective branch networks, the Subsidiary Banks provide similar products and services in their defined geographic areas. The products and services offered include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial and financial, commercial and residential real estate, real estate construction and development and consumer loans. Other financial services include mortgage banking, credit and debit cards, discount brokerage, credit-related insurance, automatic teller machines, telephone account access, safe deposit boxes, trust and private banking services and cash management services. The revenues generated by each business segment consist primarily of interest income, generated from the loan and investment security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas include Houston, Dallas, Irving and McKinney, Texas (FB Texas) and northern California (FB California and Redwood Bank). The products and services are offered to customers primarily within their respective geographic areas, with the exception of loan participations executed between the Subsidiary Banks and other banks affiliated with First Banks. There are no foreign operations.

         The business segment results are summarized as follows and are consistent with FBA's internal reporting system, which is consistent, in all material respects, with generally accepted accounting principles and practices predominant in the banking industry. The balance sheet information is presented as of June 30, 1999 and December 31, 1998, and the statement of income information is presented for the three and six months ended June 30, 1999 and 1998, respectively. The business segment results include Redwood Bank, which was acquired on March 4, 1999, for the period subsequent to the acquisition date.


                                                         FB California                      Redwood Bank (1)
                                                 ----------------------------         --------------------------
                                                 June 30,        December 31,         June 30,      December 31,
                                                   1999              1998               1999             1998
                                                   ----              ----               ----             ----
                                                               (dollars expressed in thousands)

Balance sheet information:

Investment securities..........................  $    29,566          53,449              19,865            --
Loans, net of unearned discount................      331,707         314,977             142,409            --
Total assets...................................      396,656         410,110             190,879            --
Deposits.......................................      349,254         363,422             163,688            --
Stockholders' equity...........................       43,709          42,825              25,870            --
                                                  ==========      ==========         ===========    ==========



                                                        FB California                      Redwood Bank (1)
                                                   ----------------------               -------------------
                                                     Three months ended                   Three months ended
                                                          June 30,                             June 30,
                                                   -----------------------              ---------------------
                                                   1999               1998              1999             1998
                                                   ----               ----              ----             ----
                                                                 (dollars expressed in thousands)

Income statement information:

Interest income................................  $    8,132            8,117               3,750            --
Interest expense...............................       2,996            3,436               1,393            --
                                                 ----------       ----------         -----------    ----------
   Net interest income.........................       5,136            4,681               2,357            --
Provision for possible loan losses.............          20              150                  73            --
                                                 ----------       ----------         -----------    ----------
   Net interest income after provision
     for possible loan losses..................       5,116            4,531               2,284            --
                                                 ----------       ----------         -----------    ----------
Noninterest income.............................         815              616                 177            --
Noninterest expense............................       3,926            4,077               1,469            --
                                                 ----------       ----------         -----------    ----------
   Net income before income tax expense........       2,005            1,070                 992            --
Provision for income tax expense...............         866              432                 480            --
                                                 ----------       ----------         -----------    ----------
   Net income..................................  $    1,139              638                 512            --
                                                 ==========       ==========         ===========    ==========




                                                        FB California                    Redwood Bank (1)
                                                ---------------------------          -------------------------
                                                      Six months ended                   Six months ended
                                                          June 30,                           June 30,
                                                ---------------------------          -------------------------
                                                   1999               1998              1999             1998
                                                   ----               ----              ----             ----
                                                                 (dollars expressed in thousands)

Income statement information:

Interest income................................  $   16,132           15,874               4,930            --
Interest expense...............................       6,075            6,752               1,835            --
                                                 ----------       ----------         -----------    ----------
   Net interest income.........................      10,057            9,122               3,095            --
Provision for possible loan losses.............          80              300                  73            --
                                                 ----------       ----------         -----------    ----------
   Net interest income after provision
     for possible loan losses..................       9,977            8,822               3,022            --
                                                 ----------       ----------         -----------    ----------
Noninterest income.............................       1,424            1,329                 203            --
Noninterest expense............................       7,625            7,807               1,907            --
                                                 ----------       ----------         -----------    ----------
   Net income before income tax expense........       3,776            2,344               1,318            --
Provision for income tax expense...............       1,653              967                 644            --
                                                 ----------       ----------         -----------    ----------
   Net income..................................  $    2,123            1,377                 674            --
                                                 ==========       ==========         ===========    ==========

-----------------
(1)  Redwood Bank was acquired by FBA on March 4, 1999.
(2) Corporate and other includes $645,000 and $1.3 million of guaranteed preferred debenture expense, after applicable income tax benefit of $348,000 and $695,000, for the three and six months ended June 30, 1999.





                          FB Texas                    Corporate and other                 Consolidated total
                ---------------------------     -----------------------------        -----------------------------
                 June 30,      December 31,      June 30,        December 31,        June 30,          December 31,
                   1999             1998           1999               1998             1999                1998
                   ----             ----           ----               ----             ----                ----
                                              (dollars expressed in thousands)



                    33,777         59,914            3,794             3,600            87,002             116,963
                   217,908        201,426                2                --           692,026             516,403
                   277,114        300,984            7,256             8,903           871,905             719,997
                   238,118        264,425           (5,413)          (28,700)          745,647             599,147
                    30,091         30,249          (31,761)           (7,229)           67,909              65,845
                ==========     ==========      ===========        ==========       ===========           =========



                          FB Texas                    Corporate and other                 Consolidated total
               ----------------------------     -----------------------------       -------------------------------
                     Three months ended               Three months ended                  Three months ended
                          June 30,                         June 30,                            June 30,
                ---------------------------     ------------------------------      -------------------------------
                   1999             1998              1999 (2)        1998             1999                1998
                   ----             ----              ----            ----             ----                ----
                                              (dollars expressed in thousands)



                     5,481          5,286               78                (2)           17,441              13,401
                     2,163          2,132              (46)              467             6,506               6,035
                ----------     ----------      ------------       ----------       -----------         -----------
                     3,318          3,154              124              (469)           10,935               7,366
                        30             50               --                --               123                 200
                ----------     ----------      -----------        ----------       -----------         -----------

                     3,288          3,104              124              (469)           10,812               7,166
                ----------     ----------      -----------        -----------      -----------         -----------
                       513            373               (1)             (110)            1,504                 879
                     2,231          2,185            1,057                79             8,683               6,341
                ----------     ----------      -----------        ----------       -----------         -----------
                     1,570          1,292             (934)             (658)            3,633               1,704
                       541            444             (313)             (193)            1,574                 683
                ----------     ----------      -----------        -----------      -----------         -----------
                     1,029            848             (621)             (465)            2,059               1,021
                ==========     ==========      ===========        ==========       ===========         ===========




                          FB Texas                    Corporate and other                 Consolidated total
                --------------------------      -----------------------------        ------------------------------
                      Six months ended                 Six months ended                    Six months ended
                          June 30,                         June 30,                            June 30,
                ---------------------------     ------------------------------       ------------------------------
                   1999             1998              1999 (2)        1998             1999                1998
                   ----             ----              ----            ----             ----                ----
                                              (dollars expressed in thousands)



                     11,023        10,523              151                --            32,236              26,397
                      4,325         4,232             (227)              950            12,008              11,934
                -----------    ----------      -----------        ----------       -----------         -----------
                      6,698         6,291              378              (950)           20,228              14,463
                         60           200               --                --               213                 500
                -----------    ----------      -----------        ----------       -----------         -----------

                      6,638         6,091              378              (950)           20,015              13,963
                -----------    ----------      -----------        -----------      -----------         -----------
                      1,056           752              (24)              (52)            2,659               2,029
                      4,510         4,388            2,147               203            16,189              12,398
                -----------    ----------      -----------        ----------       -----------         -----------
                      3,184         2,455           (1,793)           (1,205)            6,485               3,594
                      1,096           854             (598)             (348)            2,795               1,473
                -----------    ----------      -----------        ----------       -----------         -----------
                      2,088         1,601           (1,195)             (857)            3,690               2,121
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

                                     General

         FBA is a registered bank holding company, incorporated in Delaware and headquartered in Clayton, Missouri. At June 30, 1999, FBA had approximately $871.9 million in total assets; $692.0 million in total loans, net of unearned discount; $745.6 million in total deposits; and $67.9 million in total stockholders' equity. FBA operates through its Subsidiary Banks.

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

         The following table lists the Subsidiary Banks at June 30, 1999:

                                                                       Loans, net of
                                            Number of       Total        unearned            Total
                                            locations       assets       discount          deposits
                                            ---------       ------       --------          --------
                                                              (dollars expressed in thousands)

           FB California....................    10     $   396,656         331,707          349,254
           FB Texas ........................     6         277,114         217,908          238,118
           Redwood Bank.....................     4         190,879         142,409          163,688


                               Financial Condition

         FBA's total assets were $871.9 million and $720.0 million at June 30, 1999 and December 31, 1998, respectively. The increase in total assets is primarily attributable to FBA's acquisition of Redwood, which provided assets of $183.9 million, and internal loan growth primarily concentrated in the areas of commercial and financial, real estate construction and development and real estate mortgage. Offsetting this increase and providing an additional source of funds for the loan growth was a reduction in investment securities of $30.0 million to $87.0 million at June 30, 1999 from $117.0 million at December 31, 1998. Total deposits, excluding the deposits provided by the acquisition of Redwood, decreased by $16.4 million, while short-term borrowings increased by $3.2 million to $7.4 million at June 30, 1999 from $4.1 million at December 31, 1998.

         During the six months ended June 30, 1999, FBA purchased $270,000 of its common stock for treasury. FBA utilized available cash to fund its repurchase of common stock. In 1998, the Board of Directors authorized the purchase of an additional 5% of its common stock for treasury. FBA has purchased an aggregate total of 666,896 common shares for treasury as of June 30, 1999 and could purchase approximately 150,000 additional shares under the existing authorization.

                              Results of Operations

Net Income

         Net income was $2.1 million, or $0.36 per share on a diluted basis, for the three months ended June 30, 1999, in comparison to $1.0 million, or $0.20 per share on a diluted basis, for the same period in 1998. For the six months ended June 30, 1999 and 1998, net income was $3.7 million, or $0.64 per share on a diluted basis, and $2.1 million, or $0.42 per share on a diluted basis, respectively. The earnings progress was primarily driven by increased interest income generated by the acquisition of Redwood and by loan growth in both the California and Texas markets, coupled with continued improvement in asset quality, resulting in a reduced provision for loan losses. As previously mentioned, the loan growth was funded through a reduction in investment securities, and is reflective of FBA's lending strategy which focuses on further diversifying the Company's loan portfolios.

         Offsetting the increase in net income for the six months ended June 30, 1999 are increased operating expenses. The increased operating expenses are primarily attributable to the guaranteed preferred debenture expense associated with the formation of First America Capital Trust (FACT) in July 1998 and FACT's issuance of Cumulative Trust Preferred Securities, operating expenses of Redwood subsequent to the acquisition date and increased data processing fees.

Net Interest Income

         Net interest income was $10.9 million, or 5.46% of average interest-earning assets, for the three months ended June 30, 1999, in comparison to $7.4 million, or 4.81% of average interest-earning assets, for the same period in 1998. For the six months ended June 30, 1999 and 1998, net interest income was $20.2 million, or 5.45% of average interest-earning assets, in comparison to $14.5 million, or 4.79% of average interest-earning assets, respectively. The improved net interest income is primarily attributable to the net interest-earning assets provided by the acquisitions of First Commercial Bancorp, Inc., Pacific Bay Bank and Redwood and internal loan growth. Contributing further to the improved net interest income is the effect of (a) the exchange of $10.0 million of the Note Payable for common stock; (b) the repayment of all borrowings outstanding under the Note Payable in July 1998; (c) the conversion of a debenture in December 1998 and (d) the earnings impact of the interest rate swap agreements entered into in 1998.

         Although net interest margin improved, the yield on the loan portfolio declined to 9.13% and 9.18% from 9.66% and 9.72% for the three and six months ended June 30, 1999 and 1998, respectively. This reduction primarily results from the overall decline in the prime lending rate experienced during the latter part of 1998. The effect of the reduced yield on the loan portfolio was partially mitigated by the earnings impact of the interest rate swap agreements and a reduced rate paid on interest-bearing liabilities. For the six months ended June 30, 1999 and 1998, the overall rate paid on the deposit portfolio was

4.04% and 4.49%, respectively, representing FBA's gradual realignment of the portfolio, while the overall rate paid on promissory notes payable and short-term borrowings was 5.29% and 8.14%, respectively, reflecting the exchange and repayment of the Note Payable and the debenture conversion.

         The following table sets forth certain information relating to FBA's average balance sheets, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the three and six month periods ended June 30:

                                              Three months ended June 30,                    Six months ended June 30,
                                    ---------------------------------------------- -------------------------------------------
                                              1999                    1998                  1999                   1998
                                    ----------------------  ---------------------- ---------------------    ------------------
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

             Assets
             ------

Interest-earning assets:
   Loans(1)(2)(3)................  $690,199  15,715 9.13% $456,869  11,002  9.66% $628,205  28,584 9.18% $ 447,717 21,570   9.72%
   Investment securities(3)......   101,681   1,600 6.31   137,702   2,122  6.18   110,189   3,428 6.27    137,095  4,155   6.11
   Federal funds sold and other..    10,917     126 4.63    19,797     277  5.61     9,445     224 4.78     23,875    672   5.68
                                   -------- -------         ------ -------         -------  ------        -------- ------
     Total interest-earning
      assets.....................   802,797  17,441 8.71   614,368  13,401  8.75   747,839  32,236 8.69    608,687 26,397   8.75
                                            -------                -------                  ------                 ------
Nonearning assets................    85,850                 66,127                  79,921                  64,186
                                   --------                -------                 -------                --------
     Total assets................  $888,647               $680,495                $827,760                $672,873
                                   ========               ========                ========                ========

Liabilities and Stockholders' Equity
------------------------------------

Interest-bearing liabilities:
   Interest-bearing demand
    deposits.....................  $ 84,133     285 1.36% $ 74,360     334  1.80% $ 79,987     553 1.39%  $ 73,829    683   1.87%
   Savings deposits..............   237,084   2,143 3.63   153,917   1,495  3.89   218,676   3,949 3.64    152,560  2,949   3.90
   Time deposits of $100 or more.    69,514     899 5.19    53,809     786  5.86    63,287   1,640 5.23     52,713  1,561   5.97
   Other time deposits...........   226,319   2,821 5.00   211,170   2,891  5.49   213,807   5,400 5.09    208,582  5,675   5.49
                                   -------- -------       -------- -------         -------  ------        -------- ------
     Total interest-bearing
       deposits..................   617,050   6,148 4.00   493,256   5,506  4.48   575,757  11,542 4.04    487,684 10,868   4.49
   Promissory notes payable and
    short term-borrowings........    28,139     358 5.10    25,797     529  8.23    17,775     466 5.29     26,398  1,066   8.14
                                   -------- -------        ------- -------         -------  ------        -------- ------
     Total interest-bearing
        liabilities..............   645,189   6,506 4.04   519,053   6,035  4.66   593,532  12,008 4.08    514,082 11,934   4.68
                                            -------                -------                  ------                 ------
Noninterest-bearing liabilities:
   Demand deposits...............   119,033                 96,188                 111,782                  93,753
   Other liabilities.............    55,690                  8,968                  55,130                   9,463
                                   --------                -------                 -------                --------
     Total liabilities...........   819,912                624,209                 760,444                 617,298
Stockholders' equity.............    68,735                 56,286                  67,316                  55,575
                                   --------                -------                 -------                --------
     Total liabilities and
        stockholders' equity.....  $888,647                $680,495                $827,760               $672,873
                                   ========                ========                ========               ========

Net interest income..............            10,935                  7,366                  20,228                 14,463
                                           ========                =======                  ======                 ======
Net interest margin..............                   5.46%                   4.81%                  5.45%                    4.79%
                                                    ====                    ====                   ====                     ====

-------------
(1)      Nonaccrual loans are included in the average loan amounts.
(2)      Includes the effects of interest rate exchange agreements.
(3)      FBA has no tax exempt income.

Provision for Possible Loan Losses

         The provision for possible loan losses was $123,000 and $213,000 for the three and six months ended June 30, 1999, compared to $200,000 and $500,000 for the same periods in 1998. The decrease in the provision for possible loan losses is primarily attributable to improved asset quality as determined by management's review and evaluation of the credit quality of the loans in the portfolio, and management's assessment of the adequacy of the allowance for possible loan losses. For the six months ended June 30, 1999, nonperforming assets decreased by $3.4 million from $8.8 million at December 31, 1998 to $5.4 million at June 30, 1999, resulting in a reduced ratio of nonperforming loans to loans of 1.67% at December 31, 1998 and 0.76% at June 30, 1999.

         FBA's loan loss experience for the three and six months ended June 30, 1999 further contributed to the reduced provision for possible loan losses. Net loan recoveries were $223,000 and $577,000 for the three and six months ended June 30, 1999, in comparison to net loan charge-offs of $418,000 and $947,000 for the same periods in 1998. The overall improvement results from improved asset quality reflected in a decrease in the amount of loans requiring charge-off accompanied by an increase in the collection of previously charged-off loans. The acquisitions of Redwood, completed on March 4, 1999, and Pacific Bay Bank, completed on February 2, 1998, provided $1.5 million and $885,000, respectively, in additional allowance for possible loan losses.

         Tables summarizing nonperforming assets, past due loans and charge-off experience are presented under "--Lending and Credit Management" of this Form 10-Q.

Noninterest Income

         Noninterest income was $1.5 million and $2.7 million for the three and six months ended June 30, 1999, in comparison to $879,000 and $2.0 million for the same periods in 1998, respectively. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, and other income.

         Service charges on deposit accounts and customer service fees increased to $900,000 and $1.6 million for the three and six months ended June 30, 1999, from $604,000 and $1.3 million for the same periods in 1998, respectively. This increase is primarily attributable to: (a) the acquisitions of Redwood and Pacific Bay Bank; (b) increased utilization of commercial banking services by FBA's customers; and (c) increased interchange income associated with automatic teller machine services and debit and credit cards.

         Other income was $516,000 and $855,000 for the three and six months ended June 30, 1999, in comparison to $266,000 and $585,000 for the same periods in 1998, respectively. The increase is primarily attributable to increased income earned on FBA's investment in bank owned life insurance (BOLI), established in April 1998. For the six months ended June 30, 1999 and 1998, BOLI income totaled $318,000 and $101,000, respectively. In addition, FBA's expansion of its discount brokerage and private banking and trust services contributed to the overall increase in other income.

Noninterest Expense

         Noninterest expense was $8.7 million and $16.2 million for the three and six months ended June 30, 1999, in comparison to $6.3 million and $12.4 million for the same periods in 1998, respectively. The increase is reflective of: (a) the guaranteed preferred debenture expense associated with the formation of FACT and FACT's issuance of Cumulative Trust Preferred Securities; (b) the noninterest expense of Redwood and Pacific Bay Bank; (c) increased data processing fees primarily associated with FBA's Year 2000 Program; and (d) FBA's continuing expansion of its corporate lending, retail banking and specialized services development staff, including the necessary operational support, associated with the expansion of its product and service offerings. The overall increase in noninterest expense is partially offset by a reduction in advertising and business development expenses and communications expenses, and is consistent with management's continued efforts to more effectively and efficiently monitor and manage these expenditures.

         Data processing fees increased to $837,000 and $1.6 million for the three and six months ended June 30, 1999, from $431,000 and $906,000 for the same periods in 1998. The increased data processing fees are attributable to growth and technological advancements consistent with FBA's product and service offerings, increased expenses attributable to communication data lines related to the expansion of the branch infrastructure and expenses associated with FBA's Year 2000 Program.

         Amortization of intangibles associated with the purchase of subsidiaries increased to $306,000 and $508,000 for the three and six months ended June 30, 1999, from $155,000 and $288,000 for the same periods in 1998. This increase is attributable to the acquisitions of Redwood, completed in March 1999, and Pacific Bay Bank, completed in February 1998.

         On July 21, 1998, FACT, a newly-formed Delaware business trust subsidiary of FBA, issued 1.84 million shares of 8.50% Cumulative Trust Preferred Securities (FACT Preferred Securities) at $25.00 per share in an underwritten public offering, and issued 56,908 shares of common securities to FBA at $25.00 per share. FBA owns all of FACT's common securities. The primary purposes of the offering were to raise capital with which to fund acquisitions and to repay the Note Payable. The gross proceeds of the offering were used by FACT to purchase $47.4 million of 8.50% Subordinated Debentures (Subordinated Debentures) from FBA, maturing on June 30, 2028. The Subordinated Debentures are the sole asset of FACT. In connection with the issuance of the FACT Preferred Securities, FBA made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by FBA of the obligations of FACT under the FACT Preferred Securities. FBA's proceeds from the issuance of the Subordinated Debentures, net of underwriting fees and offering expenses, were approximately $44.0 million. Guaranteed preferred debenture expense was $993,000 and $2.0 million for the three and six months ended June 30, 1999 and is recorded as noninterest expense in the accompanying consolidated statements of income.

                          Lending and Credit Management

         Interest earned on the loan portfolio is the primary source of income of FBA. Total loans, net of unearned discount, represented 79.4% and 71.7% of total assets as of June 30, 1999 and December 31, 1998, respectively. Total loans, net of unearned discount, were $692.0 million and $516.4 million at June 30, 1999 and December 31, 1998, respectively. The increase in loans, as summarized on the consolidated balance sheets, is attributable to the acquisition of Redwood and the growth of the commercial and financial, commercial real estate and real estate construction and development loan portfolios, partially offset by a continuing decline in FB Texas' consumer indirect automobile loan portfolio. FBA's corporate lending function continues to focus its efforts toward further redistribution of the Company's loan portfolios. Commensurate with the growth in corporate lending and FBA's prescribed credit exposure guidelines for extending credit to an individual borrower, loan participations sold to and purchased from banks affiliated with First Banks have increased to $238.6 million and $106.5 million, respectively, from $182.9 million and $86.2 million, respectively, at June 30, 1999 and December 31, 1998. See Note 2 to the accompanying consolidated financial statements for a further discussion of transactions with related parties.

         FBA's nonperforming loans consist of loans on nonaccrual status and loans on which the original terms have been restructured. The following is a summary of nonperforming assets and past due loans at the dates indicated:

                                                                              June 30,       December 31,
                                                                                1999             1998
                                                                                ----             ----
                                                                          (dollars expressed in thousands)
   Nonperforming assets:
     Nonperforming loans...............................................    $     5,289              8,632
     Other real estate.................................................             90                161
                                                                           -----------         ----------
           Total nonperforming assets..................................    $     5,379              8,793
                                                                           ===========         ==========
   Loans past due and still accruing:
     Over 30 days to 90 days...........................................    $     4,840              6,269
     Over 90 days......................................................          1,632                306
          --                                                               -----------         ----------
          Total past due loans.........................................          6,472              6,575
                                                                           ===========         ==========
   Loans, net of unearned discount.....................................    $   692,026            516,403
                                                                           ===========         ==========



                                                                              June 30,       December 31,
                                                                                1999             1998
                                                                                ----             ----

   Asset quality ratios:
     Allowance for possible loan losses to loans.......................           2.08%             2.35%
     Nonperforming loans to loans .....................................           0.76              1.67
     Allowance for possible loan losses to
        nonperforming loans ...........................................         271.94            140.49
     Nonperforming assets to loans and other real estate...............           0.78              1.70
                                                                              ========          ========

         Nonperforming loans, consisting of loans on nonaccrual status and restructured loans, were $5.3 million at June 30, 1999, in comparison to $8.6 million at December 31, 1998. The decrease is a result of: (a) a reduction of $3.3 million relating to loans on nonaccrual status; (b) continued aggressive collection efforts; and (c) management's continued efforts to effectively monitor and manage the loan portfolios of acquired entities. The acquired allowances for possible loan losses of Pacific Bay Bank and Redwood totaled $885,000 and $1.5 million at the respective acquisition dates.

         Impaired loans, consisting of loans on nonaccrual status and indirect consumer and installment loans 60 days or more past due, were $5.4 million and $9.0 million at June 30, 1999 and December 31, 1998, respectively.

         The following is a summary of loan loss experience for the three and six months ended June 30:

                                                                           Three months ended       Six months ended
                                                                                June 30,                June 30,
                                                                            -----------------      -----------------
                                                                            1999         1998      1999         1998
                                                                            ----         ----      ----         ----
                                                                                (dollars expressed in thousands)

Allowance for possible loan losses, beginning of period................  $   14,037     12,063      12,127     11,407
   Acquired allowances for possible loan losses........................          --         --       1,466        885
                                                                         ----------  ---------   ---------    -------
                                                                             14,037     12,063      13,593     12,292
                                                                         ----------  ---------   ---------    -------
   Loans charged-off...................................................        (318)      (951)       (798)    (2,010)
   Recoveries of loans previously charged-off..........................         541        533       1,375      1,063
                                                                         ----------  ---------   ---------    -------
   Net loan (charge-offs) recoveries...................................         223       (418)        577       (947)
                                                                         ----------  ---------   ---------    -------
   Provision for possible loan losses..................................         123        200         213        500
                                                                         ----------  ---------   ---------    -------
Allowance for possible loan losses, end of period......................  $   14,383     11,845      14,383     11,845
                                                                         ==========  =========   =========    =======


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

                          Interest Rate Risk Management

         FBA utilizes off-balance-sheet derivative financial instruments to assist in the management of interest rate sensitivity and to modify the repricing, maturity and option characteristics of on-balance-sheet assets and liabilities. Derivative financial instruments held by FBA for purposes of managing interest rate risk are summarized as follows:

                                                               June 30, 1999           December 31, 1998
                                                          ----------------------    ----------------------
                                                          Notional     Credit       Notional      Credit
                                                           amount     exposure       amount      exposure
                                                           ------     --------       ------      --------
                        (dollars expressed in thousands)

         Interest rate swap agreements - pay
           adjustable rate, receive adjustable rate....   $ 75,000         --              --          --
         Interest rate swap agreements - pay
           adjustable rate, receive fixed rate.........     65,000        678          65,000         667
         Interest rate cap agreement...................     10,000         74          10,000         135
                                                            ======       ====          ======         ===

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

         During 1998, FBA entered into $65.0 million notional amount of interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with its funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements provide for FBA to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the 90-day London Interbank Offering Rate (LIBOR). The terms of the swap agreements provide for FBA to pay quarterly and receive payment semi-annually. The amount receivable by FBA under the swap agreements was $820,000 at June 30, 1999 and December 31, 1998, and the amount payable by FBA under the swap agreements was $142,000 and $153,000 at June 30, 1999 and December 31, 1998, respectively.

         During May 1999, FBA entered into $75.0 million notional amount of interest rate swap agreements with the objective of stabilizing the net interest margin during the six-month period surrounding the Year 2000 century date change. The swap agreements provide for FBA to receive an adjustable rate of interest equivalent to the daily weighted average 30-day LIBOR and pay an adjustable rate of interest equivalent to the daily weighted average prime lending rate minus 2.665%. The terms of the swap agreements, which have an effective date of October 1, 1999 and a maturity date of March 31, 2000, provide for FBA to pay and receive interest on a monthly basis.

         The maturity dates, notional amounts, interest rates paid and received and fair values of the swap agreements outstanding as of June 30, 1999 were as follows:

                                                      Notional     Interest rate    Interest rate
                          Maturity Date                amount          paid           received        Fair value
                          -------------                ------          ----           --------        ----------
                                                                      (dollars expressed in thousands)

         March 31, 2000 (1)......................  $   50,000            --%               --%        $     37
         March 31, 2000 (1)......................      25,000            --                --               19
         June 11, 2002...........................      15,000          5.10              6.00              (72)
         September 16, 2002......................      20,000          5.16              5.36             (496)
         September 18, 2002......................      30,000          5.18              5.33             (771)
                                                   ----------                                          -------
                                                   $  140,000          5.16              5.49          $(1,283)
                                                   ==========          ====              ====          =======

 -----------------
(1) These interest rate swap agreements will become effective on October 1, 1999.

         FBA has a $10.0 million interest rate cap agreement outstanding to limit the interest expense associated with certain interest-bearing liabilities. At June 30, 1999 and December 31, 1998, the unamortized costs of this agreement were $74,000 and $130,000, respectively, and were included in other assets. The net amount due to FBA under this agreement was $5,000 at December 31, 1998. There was no amount net amount due to FBA at June 30, 1999.

                             Year 2000 Compatibility

         FBA and the Subsidiary Banks are subject to risks associated with the "Year 2000" issue, a term which refers to uncertainties about the ability of various data processing hardware and software systems to interpret dates correctly surrounding the beginning of the Year 2000. Financial institutions are particularly vulnerable to Year 2000 issues because of heavy reliance in the industry on electronic data processing and funds transfer systems.

         As described in Note 2 to the accompanying consolidated financial statements, data processing services are provided to FBA by First Services, L.P. under the terms of data processing agreements. To address the Year 2000 issue, FBA, working jointly with First Banks, has established a dedicated team to coordinate the overall Year 2000 Preparedness Program (Program) under the guidelines of the Comprehensive Year 2000 Plan (Plan) as approved by the Board of Directors. The Plan summarizes each major phase of the Program and the estimated costs to remediate and test systems in preparation for the Year 2000. The Plan addresses both Information Technology (IT) projects, such as data processing and data network, and non-IT projects, such as building facilities and security. The major phases of the Program are awareness, assessment, remediation, validation and implementation.

         The awareness phase included a company-wide campaign to communicate the Year 2000 issue and the potential ramifications to the organization. Concurrent with this phase, the Year 2000 Program Team (Team) began the assessment phase of the Program. The assessment phase included the inventorying of systems that may be impacted by the Year 2000 issue. The business use of each inventoried item was analyzed and prioritized from critical to non-critical, based upon the perceived adverse effect on the financial condition of FBA in the event of a loss or interruption in the use of each system. The awareness and assessment phases of the Program were completed as scheduled.

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

         FBA, along with First Banks, has accelerated the replacement of its existing teller system (ISC), since certain functions of ISC were not Year 2000 compliant. Planning for the replacement of ISC has been underway for several years with the primary objectives of adding functionality to meet expanding product and service offerings and improving efficiency in serving customers. As the newly selected teller system (CFI) also provided a solution for the Year 2000 problem, the overall implementation schedule was accelerated. Recognizing the heightened risks of deploying the CFI system within the narrowed timeline created by the Year 2000 issue, emphasis was first given to the Year 2000 solution for ISC, with simultaneous deployment of CFI occurring throughout 1999. The testing of the Year 2000 solution for ISC was completed and ISC was upgraded throughout FBA's branch network by June 30, 1999, thereby maintaining compliance with appropriate regulatory guidelines associated with Year 2000.

         The testing of CFI was completed by December 31, 1998. The CFI system was installed in selected bank test locations of First Banks during the fourth quarter of 1998. FB Texas was converted to CFI during the second quarter of 1999 and FB California's conversion will be completed during the third quarter of 1999. Redwood Bank will not convert to CFI in 1999. The estimated cost of the teller replacement is $1.4 million and will be charged to expense over a 60-month period upon installation at each branch location. First Banks is also upgrading its local area network-based systems, networks and core processor, and has purchased certain item processing equipment, as the previous equipment, which is fully depreciated, was not Year 2000 compliant. FBA's portion of the cost of these upgrades and the item processing equipment will be included in the billings under the terms of existing data processing and management services agreements. See Note 2 to the accompanying consolidated financial statements for a further discussion of transactions with related parties.

         The final phase of the Program was the implementation of remediated and other systems into the operating environment of FBA and First Banks. With the final phase of the Program substantially completed by June 30, 1999, FBA continues to focus its efforts on overall contingency planning and specific Year 2000 event preparation.

         FBA has also assessed the Year 2000 risks relating to its lines of business separate from its dependence on data processing. The assessment includes a review of larger commercial loan and deposit customers to ascertain their overall preparedness regarding Year 2000 risks. The process requires lending and other banking officers to periodically meet with certain of their customers to review and assess their overall preparedness for Year 2000 risks. While the process of evaluating the potential adverse effects of Year 2000 risks on these customers revealed no probable adverse effect to FBA, it is not possible to quantify the overall potential adverse effects to FBA resulting from the failure of these customers, or other customers not meeting the review criteria, to adequately prepare for the Year 2000. The failure of a commercial bank customer to adequately prepare for Year 2000 could have a significant adverse effect on such customer's operations and profitability, in turn inhibiting its ability to repay loans in accordance with their terms or requiring the use of its deposited funds. FBA continues to review and structure certain funding sources to facilitate the Subsidiary Banks' liquidity requirements under varying cash flow assumptions. In addition, Year 2000 risks associated with adversely rated credits are monitored more frequently in conjunction with the internal watch list review committee meetings, while new credit relationships include parameters to assess and evaluate Year 2000 risks at the time of the initial credit decision.

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

         The total cost of the Program is currently estimated at $2.3 million, comprised of capital improvements of $1.4 million and direct expenses reimbursable to First Services L.P. of $900,000. The capital improvements, as previously discussed, will be charged to expense in the form of depreciation expense or lease expense, generally over a period of 60 months. FBA incurred direct expenses related to the Program of approximately $135,000 and $270,000 for the three and six months ended June 30, 1999, respectively, and $180,000 for the year ended December 31, 1998. In addition, FBA is estimating direct expenses of $450,000 for the duration of the Program. The acquisition of Redwood is not expected to have a significant impact on the total cost of FBA's Program. The total cost could vary significantly from those currently estimated for unforeseen circumstances that could develop in carrying out the Program.

         Concurrent with the development and execution of the Plan is the evolution of FBA's Year 2000 Contingency Plan (Contingency Plan). The Contingency Plan is intended to be an evolving document changing and developing to reflect the results, progress and current status of the Program. The Contingency Plan addresses a variety of issues including critical and common systems, credit risk, liquidity, loan and deposit customers, facilities, supplies and computer back-up locations. Additionally, FBA has developed business resumption plans and process resumption test plans for each functional area deemed to be critical to the operations of FBA. These business resumption plans, collectively with the Contingency Plan, also serve as evolving documents and will continue to be modified to appropriately address Year 2000 risks associated with the individual needs and responsibilities of each of these critical functional areas based upon the results of the process resumption testing efforts.

         While FBA is making a substantial effort to become Year 2000 compliant, there is no assurance the Year 2000 issue will not have a material adverse effect on its financial condition or results of operations.

                                    Liquidity

         The liquidity of FBA and the Subsidiary Banks is the ability to maintain a cash flow which is adequate to fund operations, service debt obligations and meet obligations and other commitments on a timely basis. The Subsidiary Banks receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and from earnings. In addition, FBA and the Subsidiary Banks may avail themselves of more volatile sources of funds through the issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank. The aggregate funds acquired from these more volatile sources were $92.9 million and $56.3 million at June 30, 1999 and December 31, 1998, respectively.

         The following table presents the maturity structure of volatile funds, which consists of certificates of deposit of $100,000 or more and short-term borrowings, at June 30, 1999.

                                                             (dollars expressed
                                                                in thousands)

    Three months or less.....................................  $    34,586
    Over three months through six months.....................       13,845
    Over six months through twelve months....................       27,012
    Over twelve months.......................................       17,433
                                                               -----------
          Total..............................................  $    92,876
                                                               ===========

         In addition to these more volatile sources of funds, FBA has previously borrowed from First Banks under the Note Payable. Borrowings under the Note Payable have been utilized to facilitate the funding of FBA's acquisitions, support the possible repurchases of common stock from time to time and for other corporate purposes. There were no amounts outstanding under the Note Payable at June 30, 1999 and December 31, 1998.

         Management believes the available liquidity and operating results of the Subsidiary Banks will be sufficient to provide funds for growth and to permit the distribution of dividends to FBA sufficient to meet FBA's operating and debt service requirements both on a short-term and long-term basis and to pay the dividends on the FACT Preferred Securities.

                       Effect of New Accounting Standards

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 -- Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge in one of three categories. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Under SFAS 133, an entity that elects to apply hedge accounting is required to establish, at the inception of the hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 applies to all entities. In June 1999, the FASB issued SFAS No. 137 - Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, which defers the effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Initial application should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated and documented pursuant to the provisions of SFAS 133, as amended. Earlier application of all of the provisions is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after the issuance date of SFAS 133, as amended. Additionally, SFAS 133, as amended, should not be applied retroactively to financial statements of prior periods. FBA is currently evaluating the requirements of SFAS 133, as amended, to determine its potential impact on the consolidated financial statements.

                           PART II - OTHER INFORMATION

           Item 4. Submission of Matters to a Vote of Security Holders

         An Annual Meeting of Stockholders was held on June 9, 1999. The seven directors of FBA were elected, with the vote totals indicated in the following table:

    Name of Director                       For                      Withheld
    ----------------                       ---                      --------

   Allen H. Blake                       5,603,656                    21,864
   Charles A. Crocco, Jr.               5,603,833                    21,687
   James F. Dierberg                    5,601,099                    24,421
   Albert M. Lavezzo                    5,603,760                    21,760
   Ellen D. Schepman                    5,602,665                    22,855
   Edward T. Story, Jr.                 5,582,252                    43,268
   Donald W. Williams                   5,602,913                    22,607

         An amendment to the Restated Certificate of Incorporation of First Banks America, Inc., eliminating a provision that authorized the issuance of up to 3,000,000 shares of preferred stock, was approved and adopted with the vote totals indicated below:

                                                                       Broker
                           For          Against         Abstain       Non-Votes
                           ---          -------         -------       ---------

   Shares Voted         5,041,166       10,153           4,139         570,062


                    Item 6. Exhibits and Reports on Form 8-K

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

                3(c) Certificate of Amendment of the Restated Certificate of Incorporation of the Company effective June 16, 1999 (filed herewith).

               27 Article 9 - Financial Data Schedule (EDGAR only).


  (b) FBA filed no reports on Form 8-K during the three months ended June 30, 1999.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         FIRST BANKS AMERICA, INC.
                                              Registrant



Date:    August 2, 1999                By:   /s/ James F. Dierberg
                                             -------------------------------
                                                James F. Dierberg
                                                Chairman, President and
                                                  Chief Executive Officer



Date:    August 2, 1999                By:   /s/ Allen H. Blake
                                             -------------------------------
                                                Allen H. Blake
                                                Executive Vice President,
                                                  Chief Financial Officer,
                                                  Chief Operating Officer
                                                  and Secretary
                                                  (Principal Financial Officer)

                                                                  EXHIBIT 3(c)

                            CERTIFICATE OF AMENDMENT
                  OF THE RESTATED CERTIFICATE OF INCORPORATION

                            FIRST BANKS AMERICA, INC.


         First Banks America, Inc., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware, does hereby certify as follows:

         FIRST: That at a meeting of the Board of Directors of First Banks America, Inc. (the "Corporation"), resolutions were duly adopted setting forth a proposed amendment of the Restated Certificate of Incorporation of the Corporation, declaring said amendment to be advisable and calling a meeting of the stockholders of the Corporation for consideration thereof. The resolution setting forth the proposed amendments is as follows:

         RESOLVED:   That  Article   FOURTH  of  the  Restated   Certificate  of
Incorporation of First Banks America, Inc., is amended to read in its entirety as follows:

                  FOURTH: (A) The total number of shares of all classes of capital stock which the Corporation shall have authority to issue is ten million six hundred sixty-six thousand six hundred sixty-six (10,666,666) shares consisting of (a) six million six hundred sixty-six thousand six hundred sixty-six (6,666,666) shares of a class designated Common Stock, par value $0.15 per share ("Common Stock"), and (b) four million (4,000,000) shares of a class designated Class B Common Stock, par value $0.15 per share ("Class B Common Stock").

                  (B) The designations and the powers, preferences, rights, qualifications, limitations, and restrictions of the Common Stock and the Class B Common Stock are as follows:

                   1. Provisions Relating to the Common Stock and the Class B Common Stock.

                  (a) General. Except as otherwise provided herein, or as otherwise provided by applicable law, all shares of Common Stock and Class B Common Stock shall have identical rights and privileges in every respect.

                  (b) Voting. The Common Stock and the Class B Common Stock shall each be fully voting stock entitled to one vote per share with respect to the election of directors and for all other purposes. The holders of Common Stock and Class B Common Stock shall, unless otherwise required by law or by another provision of this Certificate of Incorporation, vote as a single class on all matters. In all elections for directors of the Corporation, each stockholder shall have the right to cast as many votes in the aggregate as shall equal the number of voting shares held by such stockholder in the Corporation, multiplied by the number of directors to be elected by the class to which such stockholder belongs at such election, and each stockholder may cast the whole number of votes, either in person or by proxy, for one candidate or distribute them among two or more candidates.

                   (c) Dividends. Subject to the limitations prescribed herein, holders of Common Stock and Class B Common Stock shall participate equally in any dividends (whether payable in cash, stock or property) when and as declared by the Board of Directors of the Corporation out of the assets of the Corporation legally available therefor and the Corporation shall treat the Common Stock and Class B Common Stock identically in respect of any subdivisions or combinations (for example, if the Corporation effects a two-for-one stock split with respect to the Common Stock, it shall at the same time effect a two-for-one stock split with respect to the Class B Common Stock); provided, however, that (i) with respect to dividends payable in cash by the Corporation, the holders of Class B Common Stock shall participate equally per share only if and to the extent such cash dividends exceed $0.45 per share on the Common Stock per calendar year (for example, if the Board of Directors declares and the Corporation pays a dividend of $0.75 per share of Common Stock for a given calendar year, holders of Class B Common Stock shall be entitled to a dividend of $0.30 per share); and (ii) dividends payable in shares of Common Stock (or rights to subscribe for or purchase shares of Common Stock or securities or indebtedness convertible into shares of Common Stock) shall be paid only on shares of Common Stock and dividends payable in shares of Class B Common Stock (or rights to subscribe for or purchase shares of Class B Common Stock or securities or indebtedness convertible into shares of Class B Common Stock) shall be paid only on shares of Class B Common Stock (for example, if the Board of Directors declares and the Corporation pays a five percent (5%) stock dividend on the Common Stock, payable in shares of Common Stock, at the same time the Board of Directors shall declare and the Corporation shall pay a five percent (5%) stock dividend on the Class B Common Stock payable in shares of Class B Common Stock).

                  (d) Liquidation. In the event the Corporation is liquidated, dissolved or wound up, whether voluntarily or involuntarily, the holders of the Common Stock and the Class B Common Stock shall participate equally in any distribution.

                  (e) Voluntary Conversion of Class B Common Stock. (i) Conversion Rights. Each share of Class B Common Stock may be converted into one (1) share of Common Stock at the option of any holder thereof at any time after the fifth (5th) anniversary of the date of its issuance by the Corporation. For the foregoing purpose, a share of Class B Common Stock issued as a stock dividend or pursuant to a stock split, reclassification or other combination, shall be deemed to have been issued on the date of the share of Class B Common Stock with respect to which it is so issued.

                  (ii) Conversion Procedures. Any holder of Class B Common Stock desiring to exercise such holder's option to convert such Class B Common Stock in accordance with the foregoing shall surrender the certificate or certificates representing the Class B Common Stock to be converted, duly endorsed to the Corporation or in blank, at the principal executive office of the Corporation, and shall give written notice to the Corporation at such office that such holder elects to convert the number of shares represented by such certificate or certificates, or a specified number thereof. As promptly as practicable after the surrender for conversion of any Class B Common Stock, the Corporation shall execute and deliver or cause to be executed and delivered to the holder of such Class B Common Stock certificates representing the shares of Common Stock issuable upon such conversion. In case any certificate or certificates representing shares of Class B Common Stock shall be surrendered for conversion for only a part of the shares represented thereby, the Corporation shall execute and deliver to the holders of the certificate or certificates for shares of Class B Common Stock so surrendered a new certificate or certificates representing the shares of Class B Common Stock not converted, dated the same date as the certificate or certificates representing the Common Stock. Shares of the Class B Common Stock converted as aforesaid shall be deemed to have been converted immediately prior to the close of business on the date such shares are duly surrendered for conversion, and the person or persons entitled to receive the shares of Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Common Stock as of such date.

                  (iii) Recapitalization, Consolidation, or Merger of the Corporation. In the event that the Corporation shall be recapitalized, consolidated with, or merged with or into any other corporation (a "Reorganization") and the terms thereof shall provide (i) that the Class B Common Stock shall remain outstanding after such Reorganization and (ii) for any change in or conversion of the Common Stock, then the terms of such Reorganization shall include a provision to the effect that each share of Class B Common Stock after such Reorganization shall thereafter be entitled to receive upon conversion the same kind and amount of securities or assets as shall be distributable upon such Reorganization with respect to one share of Common Stock.

                  (iv) Reservation of Shares. The Corporation shall at all times reserve and keep available out of its authorized but unissued shares of Common Stock, solely for the purpose of effecting the conversion of Class B Common Stock as herein provided, such number of shares of Common Stock as shall from time to time be sufficient to effect the conversion of all outstanding shares of Class B Common Stock and shall take all such corporate action as may be necessary to assure that such shares of Common Stock may be validly and legally issued upon conversion of all of the outstanding shares of Class B Common Stock; and if, at any time the number of authorized but unissued shares of Common Stock shall not be sufficient to effect the conversion of the Class B Common Stock, the Corporation shall take such corporate action as may be necessary to increase its authorized but unissued shares of Common Stock to such number of shares as shall be sufficient for such purpose.

                  (v) Retirement of Shares. Shares of Class B Common Stock which have been issued and have been converted into Common Stock, repurchased, or reacquired in any other manner by the Corporation shall not be reissued.

                  (f) Mandatory Conversion of Class B Common Stock. If, at any time while there are shares of Class B Common Stock issued and outstanding, it shall be determined by the Board of Directors, in its sole discretion, that legislation or regulations are enacted or any judicial or administrative determination is made which would prohibit the listing, quotation or trading of the Common Stock on the New York Stock Exchange or the National Association of Securities Dealers Automated Quotation System, or would otherwise have a material adverse effect on the Corporation, in any such case due to the Corporation having more than one class of common shares outstanding, then the Board of Directors may by resolution convert all outstanding shares of Class B Common Stock into shares of Common Stock on a share-for-share basis. To the extent practicable, notice of such conversion of Class B Common Stock specifying the date fixed for said conversion shall be mailed, postage pre-paid, at least ten (10) days but not more than thirty (30) days prior to said conversion date to the holders of record of Common Stock and Class B Common Stock at their respective addresses as the same shall appear on the books of the Corporation; provided, however, that no failure or inability to provide such notice shall limit the authority or ability of the Board of Directors to convert all outstanding shares of Class B Common Stock into shares of Common Stock. Immediately prior to the close of business on said conversion date (or, if said conversion date is not a business day, on the next succeeding business day) each outstanding share of Class B Common Stock shall thereupon automatically be converted into a share of Common Stock and each certificate theretofore representing shares of Class B Common Stock shall thereupon and thereafter represent a like number of shares of Common Stock.

                  (g) Class Voting Under Certain Circumstances. None of the provisions hereof affecting the powers, preferences, rights, qualifications, limitations or restrictions of the Class B Common Stock may be amended or repealed unless, in addition to any other vote required by law or this Certificate of Incorporation, such amendment shall be approved by the affirmative vote of the holders of a majority of the shares of the Common Stock then outstanding, voting as a separate class.

                  2. General. Subject to the foregoing provisions of this Certificate of Incorporation, the Corporation may issue shares of its Common Stock and Class B Common Stock from time to time for such consideration (not less than the par value thereof) as may be fixed by the Board of Directors of the Corporation, which is expressly authorized to fix the same in its absolute and uncontrolled discretion, subject to the foregoing conditions. Shares so issued for which the consideration shall have been paid or delivered to the Corporation shall be deemed fully paid stock and shall not be liable to any further call or assessment thereon, and the holders of such shares shall not be liable for any further payments in respect of such shares.

         SECOND: That thereafter, an annual meeting of the stockholders of the Corporation was duly called and held, upon notice in accordance with Section 222 of the General Corporation Law of the State of Delaware, at which meeting the necessary number of shares as required by statute were voted in favor of the amendments.

         THIRD: That said amendments were duly adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

         IN  WITNESS  WHEREOF,   First  Banks  America,  Inc.  has  caused  this
Certificate to be signed by James F. Dierberg, Chairman of the Board of Directors, Chief Executive Officer and President and Allen H. Blake, Secretary, this 16th day of June, 1999.


                                  First Banks America, Inc.



                                   By:/s/James F. Dierberg
                                   -----------------------
                                         James F. Dierberg
                                          Chairman of the Board of Directors,
                                           Chief Executive Officer
                                           and President

Attest:



/s/Allen H. Blake
-----------------
   Allen H. Blake
   Secretary