Form 10-Q
period 1999-09-30
FIRST BANKS AMERICA INC
filed 1999-11-15
CIK 310979

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION  13  OR 15(d)  OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

                                  Yes X   No ____

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                          Outstanding at
                 Class                                   October 31, 1999
                 -----                                   ----------------

   Common Stock, $0.15 par value                            3,187,801
   Class B Common Stock, $0.15 par value                    2,500,000

                            FIRST BANKS AMERICA, INC.

                                      INDEX

                                                                                                        Page

PART I            FINANCIAL INFORMATION


     Item 1.      Financial Statements (unaudited):
                  Consolidated Balance Sheets as of September 30, 1999
                    and December 31, 1998............................................................    -1-
                  Consolidated Statements of Income for the three and nine
                    months ended September 30, 1999 and 1998.........................................    -3-
                  Consolidated Statements of Changes in Stockholders' Equity and
                    Comprehensive Income for the nine months ended September 30,
                    1999 and 1998 and the three months ended
                    December 31, 1998................................................................    -4-
                  Consolidated Statements of Cash Flows for the nine months
                    ended September 30, 1999 and 1998................................................    -5-
                  Notes to Consolidated Financial Statements.........................................    -6-

     Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..............................................   -13-


PART II           OTHER INFORMATION


     Item 6.      Exhibits and Reports on Form 8-K...................................................   -24-


SIGNATURES...........................................................................................   -25-


                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                            FIRST BANKS AMERICA, INC.
                     Consolidated Balance Sheets (unaudited)
             (dollars expressed in thousands, except per share data)




                                                                                September 30,     December 31,
                                                                                    1999              1998
                                                                                    ----              ----

                               ASSETS
                               ------

Cash and cash equivalents:
   Cash and due from banks...................................................   $     27,294          34,312
   Interest-bearing deposits with other financial institutions
     with maturities of three months or less.................................            367           1,001
   Federal funds sold........................................................         16,000          11,000
                                                                                     -------         -------
       Total cash and cash equivalents.......................................         43,661          46,313
                                                                                     -------         -------

Investment securities:
   Available for sale, at fair value.........................................         91,851         114,937
   Held to maturity, at amortized cost (fair value of $1,795 and
     $2,013 at September 30, 1999 and December 31, 1998,
     respectively)...........................................................          1,898           2,026
                                                                                      ------         -------
       Total investment securities...........................................         93,749         116,963
                                                                                     -------         -------

Loans:
   Commercial and financial..................................................        189,792         140,151
   Real estate construction and development..................................        236,561         161,696
   Real estate mortgage......................................................        241,696         155,443
   Consumer and installment..................................................         47,652          61,907
                                                                                     -------         -------
       Total loans...........................................................        715,701         519,197
   Unearned discount.........................................................         (2,146)         (2,794)
   Allowance for possible loan losses........................................        (14,717)        (12,127)
                                                                                     -------         -------
       Net loans.............................................................        698,838         504,276
                                                                                     -------         -------

Bank premises and equipment, net of
   accumulated depreciation..................................................         12,572          11,542
Intangibles associated with the purchase of subsidiaries.....................         16,972           8,405
Accrued interest receivable..................................................          5,538           4,443
Other real estate............................................................            136             161
Deferred tax assets..........................................................         11,715          12,121
Other assets.................................................................         21,201          15,773
                                                                                     -------         -------
       Total assets..........................................................   $    904,382         719,997
                                                                                     =======         =======



                            FIRST BANKS AMERICA, INC.
                     Consolidated Balance Sheets (unaudited)
             (dollars expressed in thousands, except per share data)
                                   (continued)


                                                                                September 30,     December 31,
                                                                                    1999              1998
                                                                                    ----              ----

                                   LIABILITIES
                                   -----------

Deposits:
   Demand:
     Non-interest-bearing.......................................................    $130,808         105,949
     Interest-bearing...........................................................      74,865          72,662
   Savings......................................................................     248,682         179,152
   Time deposits:
     Time deposits of $100 or more..............................................      86,874          52,132
     Other time deposits........................................................     233,514         189,252
                                                                                    --------         -------
       Total deposits...........................................................     774,743         599,147

Short-term borrowings...........................................................       7,243           4,141
Accrued interest payable........................................................       1,692             538
Deferred tax liabilities........................................................       1,568           1,722
Accrued expenses and other liabilities..........................................       4,599           4,449
                                                                                    --------         -------
       Total liabilities........................................................     789,845         609,997
                                                                                    --------         -------

Guaranteed preferred beneficial interest in First Banks
     America, Inc. subordinated debenture.......................................      44,202          44,155
                                                                                    --------         -------

                              STOCKHOLDERS' EQUITY
                              --------------------

Common Stock:
   Common stock, $0.15 par value; 6,666,666 shares authorized;  3,874,697 shares and 3,872,697 shares issued at
     September 30, 1999 and December 31, 1998, respectively.....................         581             581
   Class B common stock, $0.15 par value; 4,000,000 shares
     authorized; 2,500,000 shares issued and outstanding........................         375             375
Capital surplus.................................................................      69,433          68,743
Retained earnings since elimination of accumulated deficit
   of $259,117, effective December 31, 1994.....................................      11,772           5,693
Common treasury stock, at cost; 676,896 shares and 651,867
   shares at September 30, 1999 and December 31, 1998,
   respectively.................................................................     (10,531)        (10,088)
Accumulated other comprehensive (loss) income...................................      (1,295)            541
                                                                                    --------         -------
       Total stockholders' equity...............................................      70,335          65,845
                                                                                    --------         -------
       Total liabilities and stockholders' equity...............................    $904,382         719,997
                                                                                    ========         =======


The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST BANKS AMERICA, INC.
                  Consolidated Statements of Income (unaudited)
             (dollars expressed in thousands, except per share data)


                                                                                   Three months ended        Nine months ended
                                                                                       September 30,           September 30,
                                                                                    -----------------        ------------------
                                                                                   1999         1998         1999        1998
                                                                                   ----         ----         ----        ----

Interest income:
   Interest and fees on loans................................................    $ 16,268      11,928        44,852      33,498
   Investment securities.....................................................       1,434       2,012         4,862       6,167
   Federal funds sold and other..............................................         326         307           550         979
                                                                                 --------      ------        ------      ------
       Total interest income.................................................      18,028      14,247        50,264      40,644
                                                                                 --------      ------        ------      ------
Interest expense:
   Deposits:
     Interest-bearing demand.................................................         304         311           857         994
     Savings.................................................................       2,137       1,638         6,086       4,587
     Time deposits of $100 or more...........................................         969         717         2,609       2,278
     Other time deposits.....................................................       3,093       2,762         8,493       8,437
   Promissory note payable and other borrowings..............................         137         324           603       1,390
                                                                                 --------      ------        ------      ------
       Total interest expense................................................       6,640       5,752        18,648      17,686
                                                                                 --------      ------        ------      ------
       Net interest income...................................................      11,388       8,495        31,616      22,958
Provision for possible loan losses...........................................          90         225           303         725
                                                                                 --------       -----        ------      ------
       Net interest income after provision for possible loan losses..........      11,298       8,270        31,313      22,233
                                                                                 --------      ------        ------      ------
Noninterest income:
   Service charges on deposit accounts and customer service fees.............         752         771         2,382       2,114
   Gain on sales of securities, net..........................................          --         240           174         341
   Other income..............................................................         417         296         1,272         881
                                                                                 --------      ------        ------      ------
       Total noninterest income..............................................       1,169       1,307         3,828       3,336
                                                                                 --------      ------        ------      ------
Noninterest expense:
   Salaries and employee benefits............................................       2,846       2,076         8,048       6,367
   Occupancy, net of rental income...........................................         777         551         2,138       1,617
   Furniture and equipment...................................................         446         424         1,294       1,251
   Advertising and business development......................................         233         157           396         527
   Postage, printing and supplies............................................         213         201           600         607
   Data processing fees......................................................         842         520         2,398       1,426
   Legal, examination and professional fees..................................       1,204       1,122         3,451       3,191
   Communications............................................................         183         157           483         584
   Gain on sales of other real estate, net of expenses.......................        (333)        (89)         (326)         (2)
   Amortization of intangibles associated with the purchase of
     subsidiaries............................................................         322         154           830         442
   Guaranteed preferred debenture............................................         993         765         2,979         765
   Other.....................................................................         653         894         2,277       2,555
                                                                                 --------      ------        ------      ------
       Total noninterest expense.............................................       8,379       6,932        24,568      19,330
                                                                                 --------      ------        ------      ------
       Income before provision for income tax expense........................       4,088       2,645        10,573       6,239
Provision for income tax expense.............................................       1,699       1,125         4,494       2,598
                                                                                 --------      ------        ------      ------
       Net income............................................................    $  2,389       1,520         6,079       3,641
                                                                                 ========      ======        ======     = =====

Earnings per common share:
       Basic.................................................................    $   0.42        0.30         1.06        0.72
       Diluted...............................................................        0.42        0.29         1.06        0.71
                                                                                 ========      ======        =====       =====
Weighted average shares of common stock outstanding (in thousands)...........       5,707       5,151        5,713       5,090
                                                                                 ========      ======        =====       =====


The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST BANKS AMERICA, INC.
           Consolidated Statements of Changes in Stockholders' Equity
             and Comprehensive Income (unaudited) Nine months ended
      September 30, 1999 and 1998 and three months ended December 31, 1998
             (dollars expressed in thousands, except per share data)

                                                                                                        Accu-
                                                                                                       mulated
                                                                                                        other
                                                                                                       compre-   Total
                                                            Class B        Compre-            Common   hensive  stock-
                                                   Common   common  Capitalhensive Retained  treasury  income  holders'
                                                    stock    stock  surplusincome  earnings    stock   (loss)   equity
                                                    -----    -----  -------------  --------    -----   ------   ------

Consolidated balances, January 1, 1998...........  $   322    375   47,329          1,083     (4,350)    332    45,091
Nine months ended September 30, 1998:
   Comprehensive income:
     Net income..................................       --     --       --   3,641  3,641        --       --     3,641
     Other comprehensive income, net of tax -
       unrealized gains on securities, net of
         reclassification adjustment (1).........       --     --       --     421     --        --      421       421
                                     --                                      -----
     Comprehensive income........................                            4,062
                                                                             =====
   Issuance of common stock for purchase
     accounting acquisition of FCB...............       43     --    2,965            --         --       --     3,008
   Exercise of stock options.....................       --     --       13             --        --       --        13
   Redemption of stock options...................       --     --      (48)            --        --       --       (48)
   Compensation paid in stock....................       --     --       27             --        --       --        27
   Conversion of promissory note payable.........      121     --    9,879             --        --       --    10,000
   Repurchases of common stock...................       --     --       --             --    (5,368)      --    (5,368)
                                                   -------    ---   ------          -----    ------      ---    ------
Consolidated balances, September 30, 1998........      486    375   60,165          4,724    (9,718)     753    56,785
Three months ended December 31, 1998:
   Comprehensive income:
     Net income..................................       --     --       --     969    969        --       --       969
     Other comprehensive income, net of tax -
       unrealized losses on securities, net of
         reclassification adjustment (1).........       --     --       --    (212)    --        --     (212)     (212)
                                                                              ----
     Comprehensive income........................                              757
                                                                              ====
   Conversion of 12% convertible debentures......       95     --    8,578             --        --       --     8,673
   Repurchases of common stock...................       --     --       --             --      (370)      --      (370)
                                                   -------    ---   ------          -----    -------     ---    ------
Consolidated balances, December 31, 1998.........      581    375   68,743          5,693    (10,088)    541    65,845
Nine months ended September 30, 1999:
   Comprehensive income:
     Net income..................................       --     --       --   6,079  6,079        --       --     6,079
     Other comprehensive income, net of tax -
       unrealized losses on securities, net of
         reclassification adjustment (1).........       --     --       --  (1,836)    --        --   (1,836)   (1,836)
                                     --                                     ------
     Comprehensive income........................                            4,243
                                                                            ======
   Reduction of deferred tax valuation reserve...       --     --      654             --        --       --       654
   Compensation paid in stock....................       --     --       36             --        --       --        36
   Repurchases of common stock...................       --     --       --             --      (443)      --      (443)
                                                   -------    ---   ------          ------   -------  ------   -------
Consolidated balances, September 30, 1999........  $   581    375   69,433          11,772   (10,531) (1,295)   70,335
                                 === =====         =======    ===   ======          ======   ======   ======   =======

---------------------
 (1) Disclosure of reclassification adjustment:

                                                                           Nine months           Three months
                                                                          ended September 30,           ended
                                                                           1999       1998        December 31, 1998

     Unrealized (losses) gains arising during the period..............   $ (1,723)     643              (212)
     Less: reclassification adjustment for gains included in net income       113      222                --
                                                                         --------      ---              ----
     Unrealized (losses) gains on securities..........................   $ (1,836)     421              (212)
                                                                         ========      ===              ====

The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST BANKS AMERICA, INC.
                Consolidated Statements of Cash Flows (unaudited)
                        (dollars expressed in thousands)

                                                                                            Nine months ended
                                                                                                 September 30,
                                                                                                 -------------
                                                                                            1999           1998
                                                                                            ----           ----

Cash flows from operating activities:
   Net income.........................................................................    $   6,079        3,641
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation, amortization and accretion, net....................................        1,498        1,326
     Provision for possible loan losses...............................................          303          725
     Provision for income tax expense.................................................        4,494        2,598
     Payments of income taxes.........................................................         (834)        (226)
     Gain on sales of securities, net.................................................         (174)        (341)
     (Increase) decrease in accrued interest receivable...............................         (147)         709
     Interest accrued on liabilities..................................................       18,648       17,681
     Payments of interest on liabilities..............................................      (18,441)     (18,787)
     Other operating activities, net..................................................       (7,280)       1,175
                                                                                          ---------      -------
       Net cash provided by operating activities......................................        4,146        8,501
                                                                                          ---------      -------
Cash flows from investing activities:
   Cash (paid) received for acquired entities, net of cash and
     cash equivalents received (paid).................................................      (17,244)       3,241
   Proceeds from sales of investment securities available for sale....................       30,260       22,624
   Maturities of investment securities available for sale.............................       74,298       51,967
   Maturities of investment securities held to maturity...............................          126            1
   Purchases of investment securities available for sale..............................      (52,304)     (54,340)
   Purchases of investment securities held to maturity................................           --       (2,033)
   Net increase in loans..............................................................      (58,749)     (33,433)
   Recoveries of loans previously charged off.........................................        1,830        1,930
   Purchases of bank premises and equipment...........................................         (481)      (1,576)
   Proceeds from sales of other real estate...........................................          618        1,311
   Other investing activities, net....................................................         (464)     (14,600)
                                                                                           --------      -------
       Net cash used in investing activities..........................................      (22,110)     (24,908)
                                                                                           --------      -------
Cash flows from financing activities:
   Other (decreases) increases in deposits:
     Demand and savings deposits......................................................         (940)      11,678
     Time deposits....................................................................       13,592       (7,272)
   Increase in federal funds purchased................................................        4,000        3,900
   Decrease in Federal Home Loan Bank advances........................................           --         (585)
   (Decrease) increase in securities sold under agreements to repurchase..............         (897)       2,511
   Decrease in promissory note payable................................................           --       (4,900)
   Decrease in payable to former shareholders of Surety Bank..........................           --       (3,829)
   Proceeds from issuance of guaranteed preferred subordinated debenture..............           --       44,124
   Repurchases of common stock for treasury...........................................         (443)      (5,368)
   Exercise of stock options..........................................................           --           13
   Redemption of stock options........................................................           --          (48)
                                                                                          ---------      -------
       Net cash provided by financing activities......................................       15,312       40,224
                                                                                          ---------      -------
       Net (decrease) increase in cash and cash equivalents...........................       (2,652)      23,817
Cash and cash equivalents, beginning of period........................................       46,313       35,162
                                                                                          ---------      -------
Cash and cash equivalents, end of period..............................................    $  43,661       58,979
                                                                                          =========      =======

Noncash investing and financing activities:
   Loans transferred to other real estate.............................................    $   1,014          680
   Reduction of valuation reserve.....................................................          654           --
   Compensation paid in stock.........................................................           36           27
   Issuance of common stock in purchase accounting acquisition........................           --        3,008
   Conversion of promissory note payable to common stock..............................           --       10,000
                                                                                           ========      =======

The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST BANKS AMERICA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



   (1)   Basis of Presentation

         The accompanying consolidated financial statements of First Banks America, Inc. (FBA or the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 1998 annual report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

         The consolidated financial statements include the accounts of FBA and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 1998 amounts have been made to conform with the 1999 presentation.

         FBA is majority owned by First Banks, Inc., St. Louis, Missouri (First Banks). At September 30, 1999 and December 31, 1998, First Banks' ownership interest in FBA was 82.67% and 76.84%, respectively.

         FBA operates through three banking subsidiaries, First Bank Texas N.A., headquartered in Houston, Texas (FB Texas), First Bank of California,
headquartered in Roseville, California (FB California) and Redwood Bank, headquartered in San Francisco, California. FB Texas, FB California and Redwood Bank are collectively referred to as the Subsidiary Banks.

   (2)   Transactions with Related Parties

         FBA purchases certain services and supplies from or through First Banks. FBA's financial position and operating results could significantly differ from those that would be obtained if FBA's relationship with First Banks did not exist.

         First Banks provides management services to FBA and its Subsidiary Banks. Management services are provided under management fee agreements whereby FBA compensates First Banks on an hourly basis for its use of personnel for various functions including internal audit, loan review, income tax preparation and assistance, accounting, asset/liability and investment services, loan servicing and other management and administrative services. Fees paid under these agreements were $737,000 and $2.1 million for the three and nine months ended September 30, 1999, in comparison to $528,000 and $1.5 million for the three and nine months ended September 30, 1998, respectively. Fees payable to First Banks generally increase as FBA expands through acquisitions and internal growth, reflecting the higher levels of service needed to operate the Subsidiary Banks. The fees for management services are at least as favorable as could have been obtained from unaffiliated third parties.

         Because of the affiliation with First Banks and the geographic proximity of certain of their offices, FBA shares the cost of certain personnel and services used by FBA and First Banks. This includes the salaries and benefits of certain loan and administrative personnel. The allocation of the shared costs is charged and/or credited under the terms of cost sharing agreements entered into in 1996. First Banks and Redwood Bank have executed a similar cost sharing agreement in 1999. Because this involves distributing essentially fixed costs over a larger asset base, it allows each bank to receive the benefit of personnel and services at a reduced cost. Fees paid under these agreements were $208,000 and $640,000 for the three and nine months ended September 30, 1999, and $287,000 and $811,000 for the comparable periods in 1998, respectively.

         First Services L.P., a limited partnership indirectly owned by First Banks' Chairman and his children, provides data processing and various related services to FB Texas and FB California under the terms of data processing agreements. Fees paid under these agreements were $770,000 and $2.2 million for the three and nine months ended September 30, 1999, and $516,000 and $1.3 million for the comparable periods in 1998, respectively. Fees payable to First Services L.P. generally increase as FBA expands through acquisitions and internal growth, reflecting the higher levels of service needed to operate the Subsidiary Banks. In addition, fees associated with Year 2000 preparations have further contributed to the overall increase in data processing fees. The fees paid for data processing services are at least as favorable as could have been obtained from unaffiliated third parties.

         FBA's Subsidiary Banks had $98.1 million and $86.2 million in whole loans and loan participations outstanding at September 30, 1999 and December 31, 1998, respectively, that were purchased from banks affiliated with First Banks. In addition, FBA's Subsidiary Banks had sold $272.3 million and $182.9 million in whole loans and loan participations to affiliates of First Banks at September 30, 1999 and December 31, 1998, respectively. These loans and loan participations were acquired and sold at interest rates and terms prevailing at the dates of their purchase or sale and under standards and policies followed by FBA's Subsidiary Banks.

         FBA has a $20.0 million revolving note payable from First Banks (Note Payable). The borrowings under the Note Payable bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. The outstanding principal balance and accrued interest under the Note Payable are due and payable on October 31, 2001. In July 1998, FBA repaid all outstanding borrowings under the Note Payable and has not utilized the Note Payable since that time. The interest expense under the Note Payable was $53,000 and $599,000 for the three and nine months ended September 30, 1998, respectively.

         In connection with FBA's acquisition of First Commercial Bancorp,  Inc.
(FCB) and its wholly-owned subsidiary, First Commercial Bank (First Commercial), FBA issued a convertible debenture to First Banks of $6.5 million plus accrued interest. This debenture replaced similar FCB debentures previously owned by First Banks. In December 1998, First Banks converted the $6.5 million principal and $2.4 million accrued and unpaid interest into 629,557 shares of FBA common stock. The related interest expense associated with this debenture was $200,000 and $604,000 for the three and nine months ended September 30, 1998, respectively.

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

         Quantitative measures established by regulations to ensure capital adequacy require FBA and the Subsidiary Banks to maintain certain minimum capital ratios. FBA and the Subsidiary Banks are required to maintain a minimum risk-based capital to risk-weighted assets ratio of 8.00%, with at least 4.00% being "Tier 1" capital (as defined in the regulations). In addition, a minimum leverage ratio (Tier 1 capital to average assets) of 3.00% plus an additional cushion of 100 to 200 basis points is expected. In order to be considered well capitalized under Prompt Corrective Action provisions, a bank is required to maintain a risk-weighted asset ratio of at least 10.00%, a Tier 1 risk-weighted asset ratio of at least 6.00%, and a leverage ratio of at least 5.00%. As of March 31, 1999, the date of the most recent notification from FBA's primary regulator, FB Texas and FB California were categorized as well capitalized under the regulatory framework for Prompt Corrective Action. Management believes, as of September 30, 1999, FBA and the Subsidiary Banks were each well capitalized.

         At September 30, 1999 and December 31, 1998, FBA's and the Subsidiary Banks' capital ratios were as follows:

                                           Risk-based capital ratios
                                           -------------------------
                                           Total                  Tier 1                 Leverage ratio
                                           -----                  ------                 --------------
                                     1999        1998        1999       1998            1999       1998
                                     ----        ----        ----       ----            ----       ----

           FBA                      13.28%      16.66%       9.28%      11.51%          8.49%       10.25%
           FB Texas                 12.41       11.37       11.15       10.11          10.06         9.15
           FB California 11.41      10.63       10.15        9.37        9.48           8.34
           Redwood Bank (1)         10.94          --       10.06          --           9.55           --
           ---------------
           (1) Redwood Bank was acquired by FBA on March 4, 1999.

(4)      Acquisitions

         On March 4, 1999, FBA completed its acquisition of Redwood and its wholly-owned subsidiary, Redwood Bank, for cash consideration of $26.0 million. The acquisition was accounted for using the purchase method of accounting. The excess of the cost over the fair value of the net assets acquired was $9.5 million and is being amortized over 15 years. The acquisition was funded from the sale of the 8.50% Cumulative Trust Preferred Securities completed in July 1998. Redwood is headquartered in San Francisco, California and operates four banking locations in the San Francisco Bay area. Redwood had $183.9 million in total assets, $134.4 million in loans, net of unearned discount, $32.4 in investment securities and $162.9 million in deposits at the acquisition date.

         The following information presents unaudited pro forma condensed results of operations of FBA for the nine months ended September 30, 1999 and 1998, combined with the acquisition of Redwood, as if FBA had completed the transaction on January 1, 1998.

                                                                                September 30,
                                                                                -------------
                                                                              1999         1998
                                                                              ----         ----
                                                                      (dollars expressed in thousands,
                                                                           except per share data)

         Net interest income...........................................  $    32,953       28,337
         Provision for possible loan losses............................          513          790
         Net income....................................................        6,091        3,985
                                                                         ===========       ======

         Weighted average shares of common stock
              outstanding (in thousands)...............................        5,713        5,090
                                                                         ===========       ======

       Earnings per common share:
              Basic....................................................  $      1.07         0.78
              Diluted..................................................         1.07         0.78
                                                                         ===========       ======

         The unaudited pro forma condensed results of operations reflect the application of the purchase method of accounting for Redwood and certain other assumptions. Purchase accounting adjustments have been applied to loans, investment securities, bank premises and equipment, deferred tax assets and liabilities and excess cost required to reflect the assets acquired and liabilities assumed at fair value. The resulting premiums and discounts are amortized or accreted to income consistent with the accounting policies of FBA. The unaudited pro forma condensed results of operations do not reflect the acquisition of Pacific Bay Bank completed on February 2, 1998 as this acquisition did not have a material impact on FBA's results of operations for the nine months ended September 30, 1998.

         On October 8, 1999, FBA and Lippo Bank entered into an Agreement and Plan of Reorganization providing for the acquisition of Lippo Bank, San Francisco, California. Under the agreement, FBA will purchase all of the issued and outstanding capital stock of Lippo Bank for an estimated purchase price of $17.2 million. Lippo Bank operates three banking locations in San Francisco, San Jose and Los Angeles, California. At September 30, 1999, Lippo Bank had $90.2 million in total assets, $46.0 million in loans, net of unearned discount, $33.9 million in investment securities and $80.1 million in total deposits. The transaction, which has received the approval of Lippo Bank's majority shareholder and is subject to regulatory approvals, is expected to be completed during the first quarter of 2000.

 (5)     Earnings Per Common Share

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for the periods indicated:

                                                                          Income          Shares        Per share
                                                                        (numerator)     (denominator)    amount
                                                                        -----------     -------------    ------
                                                                             (dollars expressed in thousands,
                                                                                   except per share data)

   Three months ended September 30, 1999:
     Basic EPS - income available to common stockholders..........       $   2,389          5,707       $   0.42
                                                                                                        ========
     Effect of dilutive securities - stock options................              --              5
                                                                         ---------          -----
     Diluted EPS - income available to common stockholders........       $   2,389          5,712       $   0.42
                                                                         =========          =====       ========

   Three months ended September 30, 1998:
     Basic EPS - income available to common stockholders..........       $   1,520          5,151       $   0.30
                                                                                                        ========
     Effect of dilutive securities - stock options................              --              8
                                                                         ---------          -----
     Diluted EPS - income available to common stockholders........       $   1,520          5,159       $   0.29
                                                                         =========          =====       ========

   Nine months ended September 30, 1999:
     Basic EPS - income available to common stockholders..........       $   6,079          5,713       $   1.06
                                                                                                        ========
     Effect of dilutive securities - stock options................              --              6
                                                                         ---------          -----
     Diluted EPS - income available to common stockholders........       $   6,079          5,719       $   1.06
                                                                         =========          =====       ========

   Nine months ended September 30, 1998:
     Basic EPS - income available to common stockholders..........       $   3,641          5,090       $   0.72
                                                                                                        ========
     Effect of dilutive securities - stock options................              --             10
                                                                         ---------          -----
     Diluted EPS - income available to common stockholders........       $   3,641          5,100       $   0.71
                                                                         =========          =====       ========


(6)      Business Segment Results

         FBA's business segments are its Subsidiary Banks. The reportable business segments are consistent with the management structure of FBA, the Subsidiary Banks and the internal reporting system that monitors performance.

         Through the respective branch networks, the Subsidiary Banks provide similar products and services in their defined geographic areas. The products and services offered include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial and financial, commercial and residential real estate, real estate construction and development and consumer loans. Other financial services include mortgage banking, credit and debit cards, brokerage services, credit-related insurance, automatic teller machines, telephone account access, safe deposit boxes, trust and private banking services and cash management services. The revenues generated by each business segment consist primarily of interest income, generated from the loan and investment security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas include Houston, Dallas, Irving and McKinney, Texas (FB Texas) and northern California (FB California and Redwood Bank). The products and services are offered to customers primarily within their respective geographic areas, with the exception of loan participations executed between the Subsidiary Banks and other banks affiliated with First Banks. There are no foreign operations.

         The business segment results are summarized as follows and are consistent with FBA's internal reporting system and, in all material respects, with generally accepted accounting principles and practices predominant in the banking industry. The balance sheet information is presented as of September 30, 1999 and December 31, 1998, and the statement of income information is presented for the three and nine months ended September 30, 1999 and 1998, respectively. The business segment results include Redwood Bank, which was acquired on March 4, 1999, for the period subsequent to the acquisition date.


                                                        FB California                     Redwood Bank (1)
                                                 ----------------------------       ---------------------------
                                                 September 30,   December 31,       September 30,   December 31,
                                                     1999            1998               1999            1998
                                                     ----            ----               ----            ----
                                                                  (dollars expressed in thousands)

Balance sheet information:

Investment securities..........................  $    24,573          53,449              33,582            --
Loans, net of unearned discount................      346,685         314,977             145,767            --
Total assets...................................      422,458         410,110             195,791            --
Deposits.......................................      373,322         363,422             168,162            --
Stockholders' equity...........................       45,568          42,825              26,413            --
                                                ============         =======             =======           ===


                                                        FB California                      Redwood Bank (1)
                                                   ------------------------               --------------------
                                                     Three months ended                   Three months ended
                                                        September 30,                        September 30,
                                                   ------------------------               --------------------
                                                     1999              1998               1999            1998
                                                                  (dollars expressed in thousands)

Income statement information:

Interest income................................  $    8,582            8,472               3,866            --
Interest expense...............................       3,050            3,314               1,447            --
                                                 ----------            -----               -----
   Net interest income.........................       5,532            5,158               2,419            --
Provision for possible loan losses.............          15              150                  60            --
                                                 ----------            -----              ------           ---
   Net interest income after provision
     for possible loan losses..................       5,517            5,008               2,359            --
                                                 ----------            -----               -----           ---
Noninterest income.............................         934              836                 122            --
Noninterest expense............................       3,785            3,918               1,496            --
                                                 ----------            -----               -----           ---
   Net income before provision
     for income tax expense....................       2,666            1,926                 985            --
Provision for income tax expense...............       1,089              928                 443            --
                                                 ----------            -----               -----           ---
   Net income..................................  $    1,577              998                 542            --
                                                 ==========            =====               =====           ===



                                                        FB California                      Redwood Bank (1)
                                                   ------------------------            ----------------------
                                                      Nine months ended                   Nine months ended
                                                        September 30,                       September 30,
                                                   ------------------------            ----------------------
                                                   1999                1998             1999             1998
                                                   ----                ----             ----             ----
                                                                  (dollars expressed in thousands)

Income statement information:

Interest income................................  $   24,714           24,346               8,796            --
Interest expense...............................       9,125           10,066               3,282            --
   Net interest income.........................      15,589           14,280               5,514            --
                                                 ----------           ------               -----           ---
Provision for possible loan losses.............          95              450                 133            --
                                                 ----------           ------               -----           ---
   Net interest income after provision
     for possible loan losses..................      15,494           13,830               5,381            --
                                                 ----------           ------               -----           ---
Noninterest income.............................       2,358            2,165                 325            --
Noninterest expense............................      11,410           11,725               3,403            --
                                                 ----------           ------               -----           ---
   Net income before provision
     for income tax expense....................       6,442            4,270               2,303            --
Provision for income tax expense...............       2,742            1,895               1,087            --
                                                 ----------           ------               -----           ---
   Net income..................................  $    3,700            2,375               1,216            --
                                                 ==========           ======               =====           ===

-----------------
(1)  Redwood Bank was acquired by FBA on March 4, 1999.
(2) Corporate and other includes $645,000 and $1.9 million of guaranteed preferred debenture expense, after applicable income tax benefit of $348,000 and $1.0 million, for the three and nine months ended September 30, 1999, respectively. Corporate and other includes $497,000 of guaranteed preferred debenture expense, after applicable income tax benefit of $268,000, for the three and nine months ended September 30, 1998.


                          FB Texas                  Corporate and other (2)               Consolidated total
               -----------------------------   -------------------------------     --------------------------------
               September 30,    December 31,   September 30,      December 31,     September 30,       December 31,
                   1999             1998           1999               1998             1999                1998
                   ----             ----           ----               ----             ----                ----
                                              (dollars expressed in thousands)



                    31,797         59,914            3,797             3,600            93,749             116,963
                   221,103        201,426               --                --           713,555             516,403
                   277,572        300,984            8,561             8,903           904,382             719,997
                   238,714        264,425           (5,455)          (28,700)          774,743             599,147
                    29,926         30,249          (31,572)           (7,229)           70,335              65,845
                   =======        =======          =======           =======           =======             =======



                          FB Texas                  Corporate and other (2)               Consolidated total
                   ----------------------          ------------------------            ------------------------
                     Three months ended               Three months ended                  Three months ended
                        September 30,                    September 30,                       September 30,
                   ---------------------           -----------------------             ------------------------
                   1999             1998           1999               1998             1999                1998
                   ----             ----           ----               ----             ----                ----
                                              (dollars expressed in thousands)



                     5,500          5,706               80                69            18,028              14,247
                     2,185          2,337              (42)              101             6,640               5,752
                  --------       --------           ------            ------          --------            --------
                     3,315          3,369              122               (32)           11,388               8,495
                        15             75               --                --                90                 225
                  --------       --------           ------            ------          --------            --------

                     3,300          3,294              122               (32)           11,298               8,270
                  --------       --------           ------            ------          --------            --------
                       504            590             (391)             (119)            1,169               1,307
                     2,367          2,119              731               895             8,379               6,932
                  --------       --------           ------            ------          --------            --------

                     1,437          1,765           (1,000)           (1,046)            4,088               2,645
                       492            598             (325)             (401)            1,699               1,125
                  --------       --------           ------            ------           -------            --------
                       945          1,167             (675)             (645)            2,389               1,520
                  ========       ========           ======            ======           =======            ========




                          FB Texas                  Corporate and other (2)               Consolidated total
                   ----------------------          ------------------------            ------------------------
                      Nine months ended                Nine months ended                   Nine months ended
                        September 30,                    September 30,                       September 30,
                   ---------------------           -----------------------             ------------------------
                   1999             1998           1999               1998             1999                1998
                   ----             ----           ----               ----             ----                ----
                                              (dollars expressed in thousands)



                   16,523        16,229               231                69            50,264              40,644
                    6,510         6,569              (269)            1,051            18,648              17,686
                ---------       -------            ------           -------           -------            --------
                   10,013         9,660               500              (982)           31,616              22,958
                       75           275                --                --               303                 725
                ---------       -------            ------           -------           -------            --------

                    9,938         9,385               500              (982)           31,313              22,233
                ---------       -------            ------           -------           -------            --------
                    1,560         1,342              (415)             (171)            3,828               3,336
                    6,877         6,507             2,878             1,098            24,568              19,330
                ---------       -------            ------           -------           -------            --------

                    4,621         4,220            (2,793)           (2,251)           10,573               6,239
                    1,588         1,452              (923)             (749)            4,494               2,598
                ---------       -------            ------            ------           -------             -------
                    3,033         2,768            (1,870)           (1,502)            6,079               3,641
                =========       =======            ======            ======           =======             =======



            Item 2. Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

         The discussion set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward looking statements with respect to the financial condition, results of operations and business of FBA. These forward looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause actual results to differ materially from those contemplated by the forward looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on FBA, including but not limited to fluctuations in interest rates and in the economy; the impact of laws and regulations applicable to FBA and changes therein; competitive conditions in the markets in which FBA conducts its operations, including competition from banking and non-banking companies with substantially greater resources than FBA, some of which may offer and develop products and services not offered by FBA; and the ability of FBA to respond to changes in technology, including effects of the Year 2000 issue. With regard to FBA's efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward looking statements contained herein include the potential for higher than acceptable operating costs arising from the geographic dispersion of the offices of FBA, as compared with competitors operating solely in contiguous markets; the competition of larger acquirers with greater resources than FBA; fluctuations in the prices at which acquisition targets may be available for sale and in the market for FBA's securities; and the potential for difficulty or unanticipated costs in realizing the benefits of particular acquisition transactions. Additional factors potentially affecting the Company's results were identified in the Annual Report on Form 10-K filed with the Securities and Exchange Commission.

                                     General

         FBA is a registered bank holding company, incorporated in Delaware and headquartered in Clayton, Missouri. At September 30, 1999, FBA had approximately $904.4 million in total assets; $713.6 million in total loans, net of unearned discount; $774.7 million in total deposits; and $70.3 million in total stockholders' equity. FBA operates through its Subsidiary Banks.

         Through the Subsidiary Banks' six locations in Texas and 14 locations in northern California, FBA offers a broad range of commercial and personal banking services including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial and financial, commercial and residential real estate, real estate construction and development and consumer loans. Other financial services include mortgage banking, credit and debit cards, brokerage services, credit-related insurance, automatic teller machines, telephone account access, safe deposit boxes, trust and private banking services and cash management services.

         The following table lists the Subsidiary Banks at September 30, 1999:

                                                                       Loans, net of
                                             Number of      Total        unearned            Total
                                             locations     assets        discount          deposits
                                             ---------     ------        --------          --------
                                                              (dollars expressed in thousands)

           FB California....................    10      $ 422,458         346,685          373,322
           FB Texas ........................     6        277,572         221,103          238,714
           Redwood Bank.....................     4        195,791         145,767          168,162


                               Financial Condition

         FBA's total assets were $904.4 million and $720.0 million at September 30, 1999 and December 31, 1998, respectively. The increase in total assets is primarily attributable to FBA's acquisition of Redwood, which provided assets of $183.9 million, and internal loan growth primarily concentrated in the areas of commercial and financial, real estate construction and development and real estate mortgage. Offsetting this increase and providing an additional source of funds for the loan growth was a reduction in investment securities of $23.3 million to $93.7 million at September 30, 1999 from $117.0 million at December 31, 1998. In addition, total deposits, excluding the deposits provided by the acquisition of Redwood, increased by $12.7 million and short-term borrowings increased by $3.1 million to $7.2 million at September 30, 1999 from $4.1 million at December 31, 1998.

         During the nine months ended September 30, 1999, FBA purchased $443,000 of its common stock for treasury at an average cost of $17.67 per share. FBA utilized available cash to fund its repurchase of common stock. In 1998, the Board of Directors authorized the purchase of an additional 5% of common stock for treasury. At September 30, 1999, FBA has purchased an aggregate total of 676,896 common shares for treasury and could purchase approximately 140,000 additional shares under the existing authorization.

                              Results of Operations

Net Income

          Net income was $2.39 million, or $0.42 per share on a diluted basis, for the three months ended September 30, 1999, in comparison to $1.5 million, or $0.29 per share on a diluted basis, for the comparable period in 1998. For the nine months ended September 30, 1999 and 1998, net income was $6.08 million, or $1.06 per share on a diluted basis, and $3.6 million, or $0.71 per share on a diluted basis, respectively. The earnings progress was primarily driven by increased net interest income generated from the acquisition of Redwood, internal loan growth in both the California and Texas markets and continued improvement in asset quality, resulting in a reduced provision for loan losses. As previously mentioned, the loan growth was funded through a reduction in investment securities, deposit growth and a slight increase in short-term borrowings.

         The increase in net interest income for the nine months ended September 30, 1999 was partially offset by increased operating expenses. The increased operating expenses are primarily attributable to the guaranteed preferred debenture expense associated with the formation of First America Capital Trust
(FACT) in July 1998 and FACT's issuance of Cumulative Trust Preferred Securities, increased data processing fees, operating expenses of Redwood subsequent to the acquisition date and amortization of intangibles associated with the purchase of subsidiaries.

Net Interest Income

         Net interest income was $11.4 million, or 5.48% of average interest-earning assets, for the three months ended September 30, 1999, in comparison to $8.5 million, or 5.33% of average interest-earning assets, for the comparable period in 1998. For the nine months ended September 30, 1999 and 1998, net interest income was $31.6 million, or 5.47% of average earning assets, in comparison to $23.0 million, or 4.98% of average earning assets, respectively. The improved net interest income is primarily attributable to the net interest-earning assets provided by the acquisitions of First Commercial Bancorp, Inc., Pacific Bay Bank and Redwood and internal loan growth. Contributing further to the improved net interest income is the effect of (a) the exchange of $10.0 million of the Note Payable for common stock in February 1998; (b) the repayment of all borrowings outstanding under the Note Payable in July 1998; (c) the conversion of a debenture in December 1998 and (d) the earnings impact of the interest rate swap agreements.

         Although the net interest rate margin improved, the yield on the loan portfolio declined to 9.18% for the three and nine months ended September 30, 1999, from 9.90% and 9.78% for the comparable periods in 1998, respectively. This reduction primarily results from the overall decline in the prime lending rate experienced during the latter part of 1998. In addition, increased competition within the market areas served by FBA has lead to reduced lending rates. The effect of the reduced yield on the loan portfolio was partially mitigated by the earnings impact of the interest rate swap agreements and a reduced rate paid on interest-bearing liabilities. For the nine months ended September 30, 1999 and 1998, the aggregate weighted rate paid on the deposit portfolio was 4.04% and 4.45%, respectively, representing FBA's ongoing realignment of the portfolio, while the aggregate weighted rate paid on promissory notes payable and short-term borrowings was 5.51% and 7.90%, respectively, reflecting the exchange and repayment of the Note Payable and the debenture conversion.

         The following table sets forth certain information relating to FBA's average balance sheets, and reflects the average yield on earning assets, the average cost of interest-bearing liabilities and the resulting net interest income and net interest margin for the three and nine month periods ended September 30:

                                          Three months ended September 30,                    Nine months ended September 30,
                                    ---------------------------------------------  ------------------------------------------------
                                              1999                   1998                   1999                   1998
                                    --------------------- -----------------------  ------------------------ -----------------------
                                            Interest                 Interest                Interest               Interest
                                    Average income/ Yield/  Average  income/ Yield/  Average  income/ Yield/ Average  income/ Yield/
                                    balance expense rate    balance  expense rate   balance  expense rate   balance expense  rate
                                                                       (dollars expressed in thousands)
             Assets

Interest-earning assets:
   Loans(1)(2)(3)................  $ 703,274  16,268  9.18% $478,150  11,928 9.90%  $653,228  44,852  9.18% $457,957  33,498  9.78%
   Investment securities(3)......     94,016   1,434  6.05   130,909   2,012 6.10    104,798   4,862  6.20   135,013   6,167  6.11
   Federal funds sold and other..     26,652     326  4.85    22,841     307 5.33     15,181     550  4.84    23,487     979  5.57
                                   ---------  ------        --------  ------        --------   ------       --------  ------
     Total interest-earning
          assets.................    823,942  18,028  8.68   631,900  14,247 8.94    773,207   50,264 8.69   616,457  40,644  8.82
                                              ------                  ------                   ------                 ------
Nonearning assets................     79,574                  73,325                  79,805                  67,286
                                   ---------                --------                --------                --------
     Total assets................  $ 903,516                $705,225                $853,012                $ 83,743
                                   =========                ========                ========                ========

Liabilities and Stockholders' Equity

Interest-bearing liabilities:
   Interest-bearing demand
      deposits............         $ 85,584      304  1.41%  $75,197     311 1.64%  $ 81,852      857 1.40% $ 74,293     994  1.79%
   Savings deposits..............   233,504    2,137  3.63   164,954   1,638 3.94    223,619    6,086 3.64   156,717   4,587  3.91
   Time deposits of $100 or more.    75,168      969  5.11    51,669     717 5.51     67,247    2,609 5.19    52,367   2,278  5.82
   Other time deposits...........   245,798    3,093  4.99   201,094   2,762 5.45    234,471    8,493 4.84   206,073   8,437  5.47
                                   --------   ------        --------  ------ ----   --------   ------       --------  ------
     Total interest-bearing
      deposits.............         640,054    6,503  4.03   492,914   5,428 4.37    597,189   18,045 4.04   489,450  16,296  4.45
   Promissory notes payable and
    short term-borrowings........     8,350      137  6.51    17,821     324 7.21     14,633      603 5.51    23,527   1,390  7.90
                                   --------   ------        --------  ------        --------  -------       --------  ------
     Total interest-bearing
       liabilities...............   648,404    6,640  4.06   510,735   5,752 4.47    611,822   18,648 4.08   512,977  17,686  4.61
                                              ------                  ------                  -------                 ------
Noninterest-bearing liabilities:
   Demand deposits...............   128,781                   95,079                117,449                   94,196
   Other liabilities.............    55,987                   42,847                 55,416                   20,661
                                   --------                  -------               --------                 --------
     Total liabilities...........   833,172                  648,661                784,687                  627,834
Stockholders' equity.............    70,344                   56,564                 68,325                   55,909
                                   --------                 --------               --------                 --------
     Total liabilities and
       stockholders' equity......  $903,516                 $705,225               $853,012                 $683,743
                                   ========                 ========               ========                 ========

Net interest income..............             11,388                  8,495                    31,616                 22,958
                                              ======                  =====                    ======                 ======
Net interest margin..............                     5.48%                  5.33%                    5.47%                   4.98%
                                                      ====                   ====                     ====                    ====
-------------

(1)      Nonaccrual loans are included in the average loan amounts.
(2)      Includes the effects of interest rate exchange agreements.
(3)      FBA has no tax exempt income.

Provision for Possible Loan Losses

         The provision for possible loan losses was $90,000 and $303,000 for the three and nine months ended September 30, 1999, compared to $225,000 and $725,000 for the comparable periods in 1998. The decrease in the provision for possible loan losses is primarily attributable to improved asset quality as determined by management's review and evaluation of the credit quality of the loans in the portfolio, and management's assessment of the adequacy of the allowance for possible loan losses. For the nine months ended September 30, 1999, nonperforming assets decreased by $4.3 million from $8.8 million at December 31, 1998 to $4.5 million at September 30, 1999, resulting in a reduced ratio of nonperforming loans to loans from 1.67% at December 31, 1998 to 0.61% at September 30, 1999.

         FBA's loan loss experience for the three and nine months ended September 30, 1999 further contributed to the reduced provision for possible loan losses. Net loan recoveries were $244,000 and $821,000 for the three and nine months ended September 30, 1999, in comparison to net loan recoveries of $379,000 and net loan charge-offs of $568,000 for the comparable periods in 1998, respectively. The overall improvement results from improved asset quality reflected in a decrease in the amount of loans requiring charge-off accompanied by an increase in the collection of previously charged-off loans. The acquisitions of Redwood, completed on March 4, 1999, and Pacific Bay Bank, completed on February 2, 1998, provided $1.5 million and $885,000, respectively, in additional allowance for possible loan losses.

         Tables summarizing nonperforming assets, past due loans and charge-off experience are presented under "--Lending and Credit Management" of this Form 10-Q.

Noninterest Income

         Noninterest income was $1.2 million and $3.8 million for the three and nine months ended September 30, 1999, in comparison to $1.3 million and $3.3 million for the comparable periods in 1998, respectively. Noninterest income consists primarily of service charges on deposit accounts, and customer service fees, and other income.

         Service charges on deposit accounts and customer service fees remained relatively stable for the three months ended September 30, 1999, in comparison to the comparable period in 1998. However, services charges on deposit accounts and customer service fees increased to $2.4 million for the nine months ended September 30, 1999, from $2.1 million for the comparable period in 1998. This increase is primarily attributable to the acquisitions of Redwood and Pacific Bay Bank and increased utilization of commercial banking services by FBA's customers.

         Other income was $417,000 and $1.3 million for the three and nine months ended September 30, 1999, in comparison to $296,000 and $881,000 for the comparable periods in 1998, respectively. The increase is primarily attributable to increased income earned on FBA's investment in bank owned life insurance
(BOLI), established in April 1998. For the nine months ended September 30, 1999 and 1998, BOLI income totaled $504,000 and $255,000, respectively. In addition, FBA's expansion of its brokerage services and private banking and trust services further contributed to the overall increase in other income.

Noninterest Expense

         Noninterest expense was $8.4 million and $24.6 million for the three and nine months ended September 30, 1999, in comparison to $6.9 million and $19.3 million for the comparable periods in 1998, respectively. The increase is reflective of: (a) the guaranteed preferred debenture expense associated with the formation of FACT and FACT's issuance of Cumulative Trust Preferred Securities; (b) the noninterest expense of Redwood and Pacific Bay Bank; (c) increased data processing fees primarily associated with FBA's Year 2000 Program; (d) increased amortization of intangibles associated with the purchase of subsidiaries; and (e) FBA's continuing expansion of its corporate lending, retail banking and specialized services development staff, including the necessary operational support, associated with the expansion of its product and service offerings. The overall increase in noninterest expense for the nine months ended September 30, 1999 is partially offset by a reduction in advertising and business development expenses and communications expenses, and is consistent with management's continued efforts to more effectively manage these expenditures.

         Data processing fees increased to $842,000 and $2.4 million for the three and nine months ended September 30, 1999, from $520,000 and $1.4 million for the comparable periods in 1998. The increased data processing fees are attributable to growth and technological advancements consistent with FBA's product and service offerings, increased expenses attributable to communication data lines related to the expansion of the branch infrastructure and expenses associated with FBA's Year 2000 Program.

         Amortization of intangibles associated with the purchase of subsidiaries increased to $322,000 and $830,000 for the three and nine months ended September 30, 1999, from $154,000 and $442,000 for the comparable periods in 1998. This increase is attributable to the acquisitions of Redwood, completed in March 1999, and Pacific Bay Bank, completed in February 1998.

         In July 1998, FACT, a newly-formed Delaware business trust subsidiary of FBA, issued 1.84 million shares of 8.50% Cumulative Trust Preferred Securities (FACT Preferred Securities) at $25.00 per share in an underwritten public offering, and issued 56,908 shares of common securities to FBA at $25.00 per share. FBA owns all of FACT's common securities. The primary purposes of the offering were to raise capital with which to fund acquisitions and to repay the Note Payable. The gross proceeds of the offering were used by FACT to purchase $47.4 million of 8.50% Subordinated Debentures (Subordinated Debentures) from FBA, maturing on June 30, 2028. The Subordinated Debentures are the sole asset of FACT. In connection with the issuance of the FACT Preferred Securities, FBA made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by FBA of the obligations of FACT under the FACT Preferred Securities. FBA's proceeds from the issuance of the Subordinated Debentures, net of underwriting fees and offering expenses, were approximately $44.0 million. Guaranteed preferred debenture expense was $993,000 and $3.0 million for the three and nine months ended September 30, 1999 and is recorded as noninterest expense in the accompanying consolidated statements of income.

                          Lending and Credit Management

         Interest earned on the loan portfolio is the primary source of income of FBA. Total loans, net of unearned discount, represented 78.9% and 71.7% of total assets as of September 30, 1999 and December 31, 1998, respectively. Total loans, net of unearned discount, were $713.6 million and $516.4 million at September 30, 1999 and December 31, 1998, respectively. The increase in loans, as summarized on the consolidated balance sheets, is attributable to the acquisition of Redwood and the growth of the commercial and financial, commercial real estate and real estate construction and development loan portfolios, partially offset by a continuing decline in FB Texas' consumer indirect automobile loan portfolio. FBA's corporate lending function continues to focus its efforts toward further redistribution of the Company's loan portfolios. Commensurate with the growth in corporate lending and FBA's prescribed credit exposure guidelines for extending credit to an individual borrower, loan participations sold to and purchased from banks affiliated with First Banks have increased to $272.3 million and $98.1 million, respectively, from $182.9 million and $86.2 million, respectively, at September 30, 1999 and December 31, 1998. See Note 2 to the accompanying consolidated financial statements for a further discussion of transactions with related parties.

         FBA's nonperforming loans consist of loans on nonaccrual status and loans on which the original terms have been restructured. The following is a summary of nonperforming assets and past due loans at the dates indicated:

                                                                            September 30,    December 31,
                                                                                1999             1998
                                                                                ----             ----
                                                                          (dollars expressed in thousands)

   Nonperforming assets:
     Nonperforming loans...............................................    $     4,328              8,632
     Other real estate.................................................            136                161
                                                                           -----------            -------
           Total nonperforming assets..................................    $     4,464              8,793
                                                                           ===========            =======
   Loans past due and still accruing:
     Over 30 days to 90 days...........................................    $     4,045              6,269
     Over 90 days......................................................             97                306
                                                                           -----------            -------
           Total past due loans........................................    $     4,142              6,575
                                                                           ===========            =======

   Loans, net of unearned discount.....................................    $   713,555            516,403
                                                                           ===========            =======



                                                                            September 30,    December 31,
                                                                                1999             1998
                                                                                ----             ----

   Asset quality ratios:
     Allowance for possible loan losses to loans.......................           2.06%             2.35%
     Nonperforming loans to loans .....................................           0.61              1.67
     Allowance for possible loan losses to
        nonperforming loans ...........................................         340.04            140.49
     Nonperforming assets to loans and other real estate...............           0.63              1.70
                                                                                ======            ======

         Nonperforming loans, consisting of loans on nonaccrual status and restructured loans, were $4.3 million at September 30, 1999, in comparison to $8.6 million at December 31, 1998. The decrease is a result of: (a) management's continued efforts to effectively monitor and manage the loan portfolios of acquired entities; and (b) continued aggressive collection efforts. The acquired allowances for possible loan losses of Pacific Bay Bank and Redwood totaled $885,000 and $1.5 million at the respective acquisition dates.

         Impaired loans, consisting of loans on nonaccrual status and indirect consumer and installment loans 60 days or more past due, were $4.5 million and $9.0 million at September 30, 1999 and December 31, 1998, respectively.

         The following is a summary of loan loss experience for the three and nine months ended September 30:

                                                                       Three months ended       Nine months ended
                                                                          September 30,           September 30,
                                                                      -------------------     --------------------
                                                                      1999           1998     1999            1998
                                                                      ----           ----     ----            ----
                                                                            (dollars expressed in thousands)

Allowance for possible loan losses, beginning of period...........   $ 14,383      11,845     12,127        11,407
   Acquired allowances for possible loan losses...................         --          --      1,466           885
                                                                     --------      ------     ------        ------
                                                                       14,383      11,845     13,593        12,292
                                                                     --------      ------     ------        ------
   Loans charged-off..............................................       (211)       (488)    (1,009)       (2,498)
   Recoveries of loans previously charged-off.....................        455         867      1,830         1,930
                                                                     --------      ------     ------        ------
   Net loan (charge-offs) recoveries..............................        244         379        821          (568)
                                                                     --------      ------     ------        ------
   Provision for possible loan losses.............................         90         225        303           725
                                                                     --------      ------     -- ---        -- ---
Allowance for possible loan losses, end of period.................   $ 14,717      12,449     14,717        12,449
                                                                     ========      ======     ======        ======


         The allowance for possible loan losses is monitored on a monthly basis. Each month, the credit administration department provides FBA's management with detailed lists of loans on the watch list and summaries of the entire loan portfolio of each Subsidiary Bank by risk rating. These are coupled with analyses of changes in the risk profiles of the portfolios, changes in past due and nonperforming loans and changes in watch list and classified loans over time. In this manner, the overall increases or decreases in the levels of risk in the portfolios are monitored continually. Factors are applied to the loan portfolios for each category of loan risk to determine acceptable levels of allowance for possible loan losses. These factors are derived primarily from the actual loss experience of the Subsidiary Banks and from published national surveys of norms in the industry. The calculated allowances required for the portfolios are then compared to the actual allowance balances to determine the provisions necessary to maintain the allowances at appropriate levels. In addition, management exercises judgment in its analysis of determining the overall level of the allowance for possible losses. In its analysis, management considers the change in the portfolio, including growth, composition and the ratio of net loans to total assets, and the economic conditions of the regions in which FBA operates. Based on this quantitative and qualitative analysis, the allowance for possible loan losses is adjusted. Such adjustments are reflected in the consolidated statements of income.

                          Interest Rate Risk Management

         FBA utilizes off-balance-sheet derivative financial instruments to assist in the management of interest rate sensitivity and to modify the repricing, maturity and option characteristics of on-balance-sheet assets and liabilities. Derivative financial instruments held by FBA for purposes of managing interest rate risk are summarized as follows:

                                                           September 30, 1999        December 31, 1998
                                                          --------------------      --------------------
                                                          Notional     Credit       Notional      Credit
                                                           amount     exposure       amount      exposure
                                                          --------    --------      --------     --------
                                                                  (dollars expressed in thousands)

         Interest rate swap agreements - pay
           adjustable rate, receive fixed rate.......  $   120,000        234          65,000         667
         Interest rate swap agreements - pay
           adjustable rate, receive adjustable rate..       75,000         --              --          --
         Interest rate cap agreement.................       10,000         50          10,000         135
                                                       ===========        ===          ======         ===

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

         During 1998, FBA entered into $65.0 million notional amount of interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with its funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. These swap agreements provide for FBA to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the 90-day London Interbank Offering Rate (LIBOR). The terms of these swap agreements provide for FBA to pay quarterly and receive payment semi-annually. The amount receivable by FBA under these swap agreements was $368,000 and $820,000 at September 30, 1999 and December 31, 1998, respectively, and the amount payable by FBA under these swap agreements was $138,000 and $153,000 at September 30, 1999 and December 31, 1998, respectively.

         During May 1999, FBA entered into $75.0 million notional amount of interest rate swap agreements with the objective of stabilizing the net interest margin during the six-month period surrounding the Year 2000 century date change. These swap agreements provide for FBA to receive an adjustable rate of interest equivalent to the daily weighted average 30-day LIBOR and pay an adjustable rate of interest equivalent to the daily weighted average prime lending rate minus 2.665%. The terms of these swap agreements, which have an effective date of October 1, 1999 and a maturity date of March 31, 2000, provide for FBA to pay and receive interest on a monthly basis.

         During September 1999, FBA entered into $55.0 million notional amount of interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with its funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. These swap agreements provide for FBA to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.70%. The terms of these swap agreements provide for FBA to pay and receive interest on a quarterly basis. The amount receivable by FBA under these swap agreements was $38,000 at September 30, 1999 and the amount payable by FBA under these swap agreements was $34,000 at September 30, 1999.

         The maturity dates, notional amounts, interest rates paid and received and fair values of the swap agreements outstanding as of September 30, 1999 were as follows:

                                                      Notional     Interest rate    Interest rate
                          Maturity Date                amount          paid           received        Fair value
                                                                      (dollars expressed in thousands)

         March 31, 2000 (1)......................  $   50,000            --%               --%        $   (46)
         March 31, 2000 (1)......................      25,000            --                --             (23)
         September 27, 2001......................      40,000          5.55              6.14              18
         September 27, 2001......................      15,000          5.55              6.14               7
         June 11, 2002...........................      15,000          5.51              6.00            (115)
         September 16, 2002......................      20,000          5.51              5.36            (523)
         September 18, 2002......................      30,000          5.51              5.33            (810)
                                                   ----------                                         -------
                                                   $  195,000          5.53              5.79         $(1,492)
                                                   ==========          ====              ====         =======

         -----------------
(1) These interest rate swap agreements became effective on October 1, 1999.

         FBA has a $10.0 million interest rate cap agreement outstanding to limit the interest expense associated with certain interest-bearing liabilities. The interest rate cap agreement has a maturity date of May 15, 2000. At
September 30, 1999 and December 31, 1998, the unamortized costs of this agreement were $47,000 and $130,000, respectively, and were included in other assets. The net amount due to FBA under this agreement was $3,000 and $5,000 at September 30, 1999 and December 31, 1998, respectively.

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

         FBA, along with First Banks, accelerated the replacement of its existing teller system (ISC), since certain functions of ISC were not Year 2000 compliant. Planning for the replacement of ISC has been underway for several years with the primary objectives of adding functionality to meet expanding product and service offerings and improving efficiency in serving customers. As the newly selected teller system (CFI) also provided a solution for the Year 2000 problem, the overall implementation schedule was accelerated. Recognizing the heightened risks of deploying the CFI system within the narrowed timeline created by the Year 2000 issue, emphasis was first given to the Year 2000 solution for ISC, with simultaneous deployment of CFI occurring throughout 1999. The testing of the Year 2000 solution for ISC was completed and ISC was upgraded throughout FBA's branch network by June 30, 1999, thereby maintaining compliance with appropriate regulatory guidelines associated with Year 2000.

         The testing of CFI was completed by December 31, 1998. The CFI system was installed in selected bank test locations of First Banks during the fourth quarter of 1998. FB Texas converted to CFI during the second quarter of 1999 and FB California converted to CFI during the third quarter of 1999. Redwood Bank will not convert to CFI in 1999. The estimated cost of the teller system replacement was $1.4 million and is being charged to expense over a 60-month period. First Banks also upgraded its local area network-based systems, networks and core processor, and purchased certain item processing equipment, as the previous equipment, which was fully depreciated, was not Year 2000 compliant. FBA's portion of the cost of these upgrades and the item processing equipment are included in the billings under the terms of existing data processing and management services agreements. See Note 2 to the accompanying consolidated financial statements for a further discussion of transactions with related parties.

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

         The total cost of the Program is currently estimated at $2.3 million, comprised of capital improvements of $1.4 million and direct expenses reimbursable to First Services L.P. of $900,000. The capital improvements, as previously discussed, will be charged to expense in the form of depreciation expense or lease expense, generally over a period of 60 months. FBA incurred direct expenses related to the Program of approximately $135,000 and $405,000 for the three and nine months ended September 30, 1999, respectively, and $180,000 for the year ended December 31, 1998. In addition, FBA is estimating direct expenses of $315,000 for the duration of the Program. The acquisition of Redwood is not expected to have a significant impact on the total cost of FBA's Program. The total cost could vary significantly from those currently estimated for unforeseen circumstances that could develop in carrying out the Program.

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

         In the remaining weeks leading up to the Year 2000 century date change, FBA will continue to focus its efforts on implementation of the overall Year 2000 Event Plan (Event Plan). The Event Plan was developed to establish a coordinated management process for responding to potential Year 2000 disruptions that addresses communications among appropriate officers, directors, employees, customers and third party suppliers. The Event Plan assigns overall responsibility for implementation to specific individuals, designates key personnel who are responsible for carrying out specific tasks and outlines a program for notification of involved parties, including employees, customers and third parties. FBA is in the process of testing the Event Plan in order to validate its completeness and accuracy. Based upon the results of this testing, FBA will determine if additional Year 2000 event preparations are deemed necessary.

         While FBA is making a substantial effort to become Year 2000 compliant, there is no assurance the Year 2000 issue will not have a material adverse effect on its financial condition or results of operations.

                                    Liquidity

         The liquidity of FBA and the Subsidiary Banks is the ability to maintain a cash flow which is adequate to fund operations, service debt obligations and meet obligations and other commitments on a timely basis. The Subsidiary Banks receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, FBA and the Subsidiary Banks may avail themselves of more volatile sources of funds through the issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Bank. The aggregate funds acquired from these more volatile sources were $94.1 million and $56.3 million at September 30, 1999 and December 31, 1998, respectively.

         The following table presents the maturity structure of volatile funds, which consists of certificates of deposit of $100,000 or more and short-term borrowings, at September 30, 1999.

                                                                               (dollars expressed in thousands)

         Three months or less.......................................................    $   27,811
         Over three months through six months.......................................        15,070
         Over six months through twelve months......................................        38,645
         Over twelve months.........................................................        12,591
                                                                                        ----------
               Total................................................................    $   94,117
                                                                                        ==========

         In addition to these more volatile sources of funds, FBA has previously borrowed from First Banks under the Note Payable. Borrowings under the Note Payable have been utilized to facilitate the funding of FBA's acquisitions, support the possible repurchases of common stock from time to time and for other corporate purposes. There were no amounts outstanding under the Note Payable at September 30, 1999 and December 31, 1998. Furthermore, FB Texas and FB California have established borrowing relationships with the Federal Reserve Bank in their respective districts. These borrowing relationships, which are secured by commercial loans, provide an additional liquidity facility that may be utilized for contingency purposes. At September 30, 1999, FBA's borrowing capacity under these agreements was approximately $192.7 million.

         Management believes the available liquidity and operating results of the Subsidiary Banks will be sufficient to provide funds for growth and to permit the distribution of dividends to FBA sufficient to meet FBA's operating and debt service requirements both on a short-term and long-term basis and to pay the dividends on the FACT Preferred Securities.

                       Effect of New Accounting Standards

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 -- Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge in one of three categories. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Under SFAS 133, an entity that elects to apply hedge accounting is required to establish, at the inception of the hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 applies to all entities. In June 1999, the FASB issued SFAS No. 137 Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, which defers the effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Initial application should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated and documented pursuant to the provisions of SFAS 133, as amended. Earlier application of all of the provisions is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after the issuance date of SFAS 133, as amended. Additionally, SFAS 133, as amended, should not be applied retroactively to financial statements of prior periods. FBA is currently evaluating the requirements of SFAS 133, as amended, to determine its potential impact on the consolidated financial statements.

                           PART II - OTHER INFORMATION
                    Item 6. Exhibits and Reports on Form 8-K


(a) The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

                   Exhibit
                   Number               Description

                    10(x)           Management  Services Agreement by and between First Banks, Inc. and Redwood Bank, dated
                                    June 1, 1999
                    10(y)           Brokerage  Service  Agreement  by and  between  First  Bank  of  California  and  First
                                    Brokerage America, L.L.C., dated July 1, 1999
                    10(z)           Service  Agreement by and between First Bank of California,  First  Brokerage  America,
                                    L.L.C. and BTI Insurance Agency, Inc. d/b/a BTI Coastal Insurance Agency, Inc.
                   10(aa)           Brokerage  Service  Agreement by and between First Bank Texas N.A. and First  Brokerage
                                    America, L.L.C., dated July 1, 1999
                   10(bb)           Service  Agreement by and between  First Bank Texas,  N.A.,  First  Brokerage  America,
                                    L.L.C. and BTI Insurance Agency, Inc.
                   10(cc)           Federal  Funds Agency  Agreement by and between  First  Banks,  Inc. and Redwood  Bank, dated May 26, 1999
                     27             Article 9 - Financial Data Schedule (EDGAR only)

 (b) FBA filed no reports on Form 8-K during the three months ended September 30, 1999.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           FIRST BANKS AMERICA, INC.
                                              Registrant



Date:    November 10, 1999                 By: /s/ James F. Dierberg
                                           -------------------------
                                                   James F. Dierberg
                                                   Chairman, President and
                                                   Chief Executive Officer



Date:    November 10, 1999                By: /s/ Allen H. Blake
                                          --------------------
                                                  Allen H. Blake
                                                  Executive Vice President,
                                                  Chief Operating Officer
                                                  and Secretary
                                                  (Principal Financial Officer)

                                                              Exhibit 10(x)

                                FIRST BANKS, INC.
                          MANAGEMENT SERVICES AGREEMENT

     This Management Services Agreement (the Agreement) is made this 1st day of June 1999, by and between Redwood Bank, a California banking corporation (the
Bank) and First Banks, Inc., a Missouri corporation (First Banks).

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

Activities not includable in management fees:

  1.     Accounting

         a.       Parent company accounting, including:

                (1)  General  ledger
                (2)  Accounts  payable  and bill paying
                (3)  Consolidations  and   financial  reporting
                (4)  Regulatory reports and examinations
                (5)  SEC accounting and reporting

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

     First Banks shall give the same care to Banks work as it gives to its own work. However, First Banks does not warrant the work free of error, and shall be liable only for First Banks own gross negligence of willful misconduct.

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

     IN WITNESS WHEREOF, the parties hereto have, by their duly authorized officers executed this Agreement this 1st day of June, 1999.

REDWOOD BANK                        FIRST BANKS, INC.


By:     /s/ Anthony S. Dee          By:    /s/ Allen H. Blake
--------------------------          -------------------------

Title:  President                   Title: President and Chief Operating Officer
-----------------                   --------------------------------------------

                                FIRST BANKS, INC.
                          MANAGEMENT FEE BILLING RATES
                                 JANUARY 1, 1999

                  Services Provided                              Rate Per Hour
                  Lending:

                     Loan Review                                    $50.00
                     Administration/Support                          40.00
                     Business Development                            60.00
                     Loan Service                                    40.00
                     Loan Collection/Workout                         55.00
                     Other                                           40.00
                  Human Resources:
                     Administration                                  45.00
                     Records/Compliance                              40.00
                     Recruiting/Training                             40.00
                     Payroll/Benefits                                35.00
                     Other                                           40.00
                  Internal Audit:
                     Assisting External Auditors                     50.00
                     Internal Audit                                  45.00
                     Compliance and CRA                              40.00
                     Examinations/Reports                            45.00
                     Other                                           40.00
                  Accounting:
                     PCO/Consolidated                                50.00
                     Examinations/Compliance                         50.00
                     Tax Returns                                     66.00
                     Estimated Tax/Accruals                          50.00
                     State Taxes                                     60.00
                     Fixed Assets/Other                              40.00
                     General Accounting Assistance                   45.00
                  `  Regulatory Reports                              50.00
                     SEC Reporting                                   65.00
                     Systems/Procedures                              50.00
                  Mergers and Acquisitions:
                     Negotiations/Contracts                          75.00
                     Regulations/Applications                        50.00
                     Due Diligence                                   50.00
                     Operations/Human Resources                      50.00
                  Asset/Liability Management                         60.00
                  Investments                                        50.00
                  Planning/Budgets                                   50.00
                  Branch Administration:
                     Marketing/Business Development                  45.00
                     Branch Operations                               45.00
                     Customer Service/Training                       45.00
                     Other                                           45.00
                  Purchasing/Accounts Payable                        50.00
                  Meetings                                           65.00
                  Other                                              45.00

                                                                 Exhibit 10(y)
                           Brokerage Service Agreement


This Brokerage Service Agreement (this "Agreement") is made and entered into this 1st day of July, 1999, by and between First Bank of California ("FI"), a financial institution organized under the banking laws of the State of
California, and First Brokerage America, L.L.C. ("FBAL"), a Nevada limited liability company and registered broker/dealer member of the National
Association of Securities Dealers ("NASD") and the Securities Investor Protection Corporation ("SIPC").

                                   WITNESSETH:

WHEREAS, FBAL has developed a program to provide customers of banks affiliated with First Banks, Inc., a Missouri corporation and bank holding company ("First Banks"), access to Products (defined herein), on such terms and conditions as set forth herein; and

WHEREAS, FBAL is a registered broker/dealer ("Broker/Dealer") in the business of providing Nondeposit Investment Products ("NIP") at various banking locations of banks affiliated with FI or First Banks; and

WHEREAS, FI has reviewed the reputation and business practices of FBAL prior to entering into this Agreement; and

WHEREAS, FI desires to have FBAL make itself available to execute orders to purchase and sell NIP for customers of FI; and

WHEREAS, the parties desire to establish a NIP program (the "Program") that complies with all applicable laws and regulations and in accordance with the terms of this Agreement.

NOW THEREFORE, in consideration of the mutual covenants and agreements made herein and other good and valuable consideration, FBAL and FI hereby agree as follows:


              SECTION 1. LEASE AND SERVICE PROGRAM DESCRIPTION AND
              ----------------------------------------------------
                                    PRODUCTS
                                    --------

(a) FI will lease space (the exact nature, size, and location to be agreed upon by FI and FBAL) to FBAL, in accordance with that certain Lease Agreement, attached hereto and incorporated herein by reference for all purposes as Exhibit A. In addition to office space, FI shall provide to FBAL desk and other office furniture, copiers, fax machines and other office equipment, computer maintenance, software and hardware support, tracking services, customer lists (as permitted by applicable law), paper supplies, lights, modem lines, custodial fees and all other incidental costs related to the conduct of the business or services necessary to offer Products at the locations of FI. FI shall also provide telephones and telephone lines (any direct lines will be answered with FBAL's name). FI may provide occasional administrative or clerical support as requested by FBAL and if agreed to by FI. The Products offered will be through FBAL on a fully-disclosed basis.

(b) Customers of FI will be offered the Products through FBAL at each Branch Office. FBAL will make available and execute transactions of Products on an agency or riskless principal basis upon the order and for the account of customers as defined in and required by the NASD Rules of Fair Practice, through Registered Representatives (as described in Section 2(b), below) for the following: equity securities, debt securities, open-end/closed end mutual funds and Fixed annuities and variable insurance products (collectively, the "Securities Products"). Each such Registered Representative shall be subject to the continuing approval of FI and may be terminated by management of FI if the Registered Representative is not qualified to be associated with the Program as required by this Agreement.

(c) All the Products offered through the Program are subject to the prior approval of FI and FBAL. FBAL shall recommend and advise FI on the selection of Products that will be available for sale at each Branch Office, which Products shall be subject to the continuing approval of FI.

(d) Any amendments to this Agreement to maintain compliance with any and all applicable rules, regulations and statutes ("Applicable Law") shall be deemed made automatically, without any action required of any party hereto, on the date of enactment.

(e) Travel costs and other fees generated solely for the benefit of FI will be reimbursed by FI to FBAL. This shall include airfare, hotels and meals, but shall not include printing and other such costs that are the obligation of FBAL to provide so that business can be conducted.

                      SECTION 2: BRANCH OFFICE DESIGNATION
                      ------------------------------------

(a) FBAL will advise and assist regarding the placement and setup of each FBAL Branch Office on FI premises. The Program will operate at all mutually agreeable offices of FI. To comply with applicable securities laws and regulations, Branch Office premises shall (i) be held out as a place where securities business is transacted and (ii) meet the most conservative definition of a "branch office" as defined in Rule 3010(g)(2) of NASD Manual--Conduct Rules. FBAL and FI shall maintain strict and total separation of their respective businesses, including separation of records and physical facilities, and shall conduct their respective businesses at all times so as not to lead to confusion between the business conducted by FI and the business conducted by FBAL. Any space used by FBAL within an FI branch pursuant to the Lease Agreement should be located in an area which is physically distinct from the area where retail deposits are taken, and FBAL shall prominently display its name and logo in such space.

(b) Securities-related activities shall be conducted solely through individuals who shall be properly registered representatives (the "Registered Representatives") of FBAL in its Broker/Dealer capacity. These individuals may also be dual employees of FI and shall be licensed agents ("Agents") of FBAL in its Agency capacity. Designated principals of FBAL management will exclusively supervise all sales activities under NASD rules and will train, supervise, control and assume responsibility for all the activities contemplated herein. Registered Representatives shall provide all securities services as directed by that certain FBAL Supervisory Procedures Manual. No one who has been barred from membership in any Self Regulatory Organization ("SRO") shall be allowed to associate with the Program.

(c) FBAL and FI agree that all sums due and owing FI under this Agreement shall originate with the sales of Products by FBAL. FBAL will, in turn, be responsible for distribution of the amounts due each Registered Representative, provided that such Registered Representative is being compensated for activities conducted in accordance herewith, and provided further that the Registered Representative is properly licensed to conduct the activity. FBAL will be responsible for payment of all non-securities and non-insurance related wages, including any withholding or other taxes required by Applicable Law. Compensation will be paid to FI in accordance with Section 3, below.

(d) FI and FBAL agree and acknowledge that no unregistered or non-licensed employees will engage in any securities activities, nor will they receive any compensation based on transactions or sales. Unregistered employees shall be prohibited from (i) recommending any Products or
         (ii) handling any question that might require any familiarity with the securities industry. The same employees may not handle or maintain customer securities or funds other than providing clerical or ministerial assistance. FI and FBAL will monitor the activities of their respective employees to ensure their compliance with the limitations as set forth in this Agreement. FI understands that dual employees must comply fully with the terms of this Agreement and any employment agreements when acting in a capacity as a FI employee or a NIP provider.

(e)      FI and  FBAL  will  mutually  agree  to a  marketing  plan and  budget.
         It will  be  mutually  determined who   will bear   the  cost  of such
         marketing plans. All marketing relating to the offering of Products shall comply with Applicable Law. FI agrees and understands that it may not advertise or communicate with the public in or through any medium without prior written approval of FBAL. The parties may agree from time to time on advertising and promoting the advice and services of FBAL through (i) promotional literature mailed to current FI customers and others, (ii) newspaper and other media advertisements,
         (iii) seminars and (iv) other approaches. Any such advertisements and promotions shall contain conspicuous and easy to comprehend disclosures concerning the nature of and risks associated with
         nondeposit  investment  products,   including  the  Products,  all  in
         compliance  with the Interagency  Statement  (defined in Section  6(a), below) . The costs of all such marketing shall be shared by the parties as they may agree. Each party must obtain prior written permission from the other party before distributing any advertisement or promotional material of any kind that refers to the other party or the advice and services available from it.

                          SECTION 3: COMPENSATION TO FI
                          -----------------------------

(a) Consideration shall be payable by FBAL to FI on the 15th day of each month at the applicable office of FI in the form of payment (the "Variable Services Payment") equal to the calculation described on Exhibit B and Table 1, each of which are attached hereto. In no event shall the Variable Services Payment due to FI in connection with the Insurance Products constitute the payment of compensation for services of a broker/dealer or insurance agent. The Variable Services Payment is in consideration for the services described in Section 1(a).

(b) FBAL shall prepare for FI a written statement for delivery to FI by the 15th day of each month, showing in reasonable detail the amount of original sales of products by FBAL during the prior accounting period and the amount of the Variable Services Payment due FI. Each report prepared on the 15th shall be accompanied by payment in full of such total amount due FI for the prior month.

(c)      FBAL  and  FI  shall  not  structure  the  compensation  of  Registered
         Representatives   in   such  a  way   as  to   result   in   unsuitable
         recommendations or sales being made to customers.

(d) FI's employees or tellers who participate in referral programs that include compensation features shall not be compensated based on whether or not such referrals result in the sale of Products to the referred party. No referral fees shall be paid by FBAL.

(e) FI's employees who perform compliance and/or audit functions in connection with FBAL's sale of Products pursuant to the terms of this Agreement shall not receive incentive compensation which is directly related to the sale of such Products.

                          SECTION 4: CUSTOMER ACCOUNTS
                          ----------------------------

(a) A designated principal of FBAL must approve in writing each account to be opened by a Registered Representative. Each Registered Representative will promptly forward all appropriate information regarding each new account to FBAL's Service Center, presently at 11901 Olive Blvd., Creve Coeur, MO 63141.

(b) At the time the customer account is opened, a Registered Representative shall disclose, both orally (including telemarketing contacts) and in writing to each customer, that the Products:

(a) are NOT FDIC insured; (b) are neither obligations of FI or FBAL nor deposits of FI or FBAL; (c) are not guaranteed by FI, their parent companies or FBAL; and
(d) involve investment risk including the possible loss of principal (collectively the "Required Disclosures"). Written acknowledgment of the customer's receipt of the Required Disclosures presented must be obtained when the customer account is opened.

(c) All general securities transactions shall be effected on a fully-disclosed basis through clearing brokers designated by FBAL. No customer funds or securities shall be held at a Branch Office or by the Registered Representative.

(d) FI agrees to provide FBAL reasonable access to the names and addresses of its customers and its parent or affiliates to the extent permissible under Applicable Law. Any information obtained will be used only in conjunction with the marketing of FBAL services and shall remain confidential and shall not be disclosed to third parties without prior written permission of the other party or as may be required by Applicable Law. Any books and records relating to the sale of securities and insurance securities shall remain the property of FBAL, and FBAL shall ensure that those books and records comply with all the statutory and regulatory requirements of the Securities and Exchange Commission ("SEC"), state insurance departments and SROs.

                   SECTION 5. MUTUAL COVENANTS OF FBAL AND FI
                   ------------------------------------------

(a) FBAL and FI covenant to each other that it is the joint responsibility of FBAL and FI to assure that each Registered Representative shall make the Required Disclosures (i) orally to each customer during any sales presentation (including telemarketing contacts), (ii) orally whenever a non-deposit investment product is presented; (iii) orally and in writing prior to or at the time an investment account is opened, and
         (iv) at other such times as may be required by Applicable Law.

(b) INDEMNIFICATION BY FI. FI AGREES TO INDEMNIFY FBAL FOR ANY AND ALL LIABILITIES, OBLIGATIONS, LOSSES, DAMAGES, PENALTIES, ACTIONS,
         JUDGMENTS, SUITS, COSTS, EXPENSES (INCLUDING ATTORNEYS' FEES), OR DISBURSEMENTS OF ANY KIND AND NATURE WHATSOEVER THAT MAY BE IMPOSED ON, INCURRED BY OR ASSERTED AGAINST FBAL BY ANY PARTY, IN ANY WAY RELATING TO OR ARISING OUT OF THIS AGREEMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY OR ANY ACTION TAKEN OR OMITTED BY THE FBAL UNDER THIS AGREEMENT (INCLUDING ANY OF THE FOREGOING ARISING FROM THE NEGLIGENCE OF FBAL); PROVIDED THAT NO PARTY SHALL BE LIABLE FOR ANY OF THE FOREGOING TO THE EXTENT THEY ARISE FROM THE GROSS NEGLIGENCE OR WILLFUL MISCONDUCT OF THE PERSON TO BE INDEMNIFIED. WITHOUT LIMITING ANY PROVISION OF THIS AGREEMENT, IT IS THE EXPRESS INTENTION OF THE PARTIES HERETO THAT EACH PERSON TO BE INDEMNIFIED UNDER THIS SECTION SHALL BE INDEMNIFIED FROM AND HELD HARMLESS AGAINST ANY AND ALL LOSSES, LIABILITIES, CLAIMS, DAMAGES, PENALTIES, JUDGMENTS, DISBURSEMENTS, COSTS, AND EXPENSES (INCLUDING ATTORNEYS' FEES) ARISING OUT OF OR RESULTING FROM THE NEGLIGENCE OF SUCH PERSON, WHETHER SOLE, CONTRIBUTORY, CONCURRENT OR OTHERWISE. THE AGREEMENTS CONTAINED IN THIS SECTION SHALL SURVIVE THE TERMINATION OF THIS AGREEMENT.

(c) INDEMNIFICATION BY FBAL. FBAL AGREES TO INDEMNIFY FI FOR ANY AND ALL LIABILITIES, OBLIGATIONS, LOSSES, DAMAGES, PENALTIES, ACTIONS, JUDGMENTS, SUITS, COSTS, EXPENSES (INCLUDING ATTORNEYS'
         FEES), OR DISBURSEMENTS OF ANY KIND AND NATURE WHATSOEVER THAT MAY BE IMPOSED ON, INCURRED BY OR ASSERTED AGAINST FI BY ANY PARTY, IN ANY WAY RELATING TO OR ARISING OUT OF THIS AGREEMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY OR ANY ACTION TAKEN OR OMITTED BY THE FI UNDER THIS AGREEMENT (INCLUDING ANY OF THE FOREGOING ARISING FROM THE NEGLIGENCE OF FI); PROVIDED THAT NO PARTY SHALL BE LIABLE FOR ANY OF THE FOREGOING TO THE EXTENT THEY ARISE FROM THE GROSS NEGLIGENCE OR WILLFUL MISCONDUCT OF THE PERSON TO BE INDEMNIFIED. WITHOUT LIMITING ANY PROVISION OF THIS AGREEMENT, IT IS THE EXPRESS INTENTION OF THE PARTIES HERETO THAT EACH PERSON TO BE INDEMNIFIED UNDER THIS SECTION SHALL BE INDEMNIFIED FROM AND HELD HARMLESS AGAINST ANY AND ALL LOSSES,
         LIABILITIES,        CLAIMS,       DAMAGES,    PENALTIES,     JUDGMENTS,
         DISBURSEMENTS, COSTS, AND EXPENSES (INCLUDING ATTORNEYS' FEES) ARISING OUT OF O RESULTING FROM THE NEGLIGENCE OF SUCH PERSON, WHETHER SOLE, CONTRIBUTORY, CONCURRENT OR OTHERWISE. THE AGREEMENTS CONTAINED IN THIS SECTION SHALL SURVIVE THE TERMINATION OF THIS AGREEMENT.

                              SECTION 6. COMPLIANCE
                              ---------------------

(a) FI and FBAL acknowledge their respective obligation to comply with Applicable Law and specifically reference the Securities and Exchange Commission ("SEC"), the NASD, and the provisions of the Interagency Statement on Retail Sales of Nondeposit Investment Products published by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of Comptroller of the Currency and the Office of Thrift Supervision dated February 15, 1994, as such statement may be amended from time to time (the "Interagency Statement") and state insurance regulatory authorities. FI further agrees to comply with the provisions of FBAL's policies and practices guides, as such guides may be modified from time to time ("FBAL's Guides"), to the extent such procedures and policies relate to FI, current copies of which FBAL has provided or will provide to FI. FBAL's and FI's duties and obligations pursuant to the Interagency Statement, FBAL's Guides and FI's compliance manual shall include, but not be limited to, the following:

         (1) FI shall not make any loans to FBAL customers if FI has actual knowledge that the proceeds of the loan are to be used for the purchase of Products through FBAL.

         (2) FI further acknowledges that its employees and/or insurance agents associated with FBAL who are not Registered Representatives shall not recommend the purchase of, or provide detailed information on, the purchase or sale of any Products. FI shall only inform potential customers of the availability of the services of FBAL.

         (3) FI shall institute policies and procedures reasonably necessary to insure compliance by its employees with all applicable governmental rules, regulations, orders and statements, including, but not limited to, the provisions of the Interagency Statement. In particular, FI shall issue a written statement (the "Policy Statement") that assesses the risks associated with the activities contemplated by this Agreement and provides a summary of the policies and procedures that FI has established to address these risks. Such policies and procedures and the Policy Statement shall be periodically reviewed, approved and adopted by the board of directors of FI. FI shall make such Policy Statement available to FBAL, and FBAL agrees to abide by its requirements.

         (4) FBAL and FI shall each establish and maintain compliance programs which monitor customer complaints and periodically review customer accounts to detect and prevent abusive practices.

         (5) At each Branch Office, transactions shall be effected only by Registered Representatives associated with FBAL who shall have all necessary securities and insurance licenses required by federal and state authorities to sell Products as contemplated by this Agreement. Such persons shall undertake such affiliation with FBAL in addition to their employment by FI. Each dual employee shall enter into a contract with FI and FBAL on terms acceptable to FBAL and FI setting forth the terms of such individual's affiliation as an FBAL Registered Representative and as an FI employee. FI shall not have any responsibility for supervision of the brokerage or insurance activities performed by any Registered Representative or for compliance by Registered Representatives with FBAL's guidelines established for such dual employees.

(b) FBAL and FI agree that they will actively promote the services contemplated herein, and all FBAL employees and Registered Representatives shall abide by Applicable Law, and the FBAL Guides, as each may change from time to time.

(c)      All  Branch   Office  operations   shall   be conducted under the joint
         supervision of FBAL and FI in accordance with Applicable Law.

(d) FBAL shall be responsible for compliance with SEC, NASD, state securities rules and regulations, and other rules or regulations of other governmental or self-regulating bodies as may be applicable to securities brokerages, operations, or transactions.

                SECTION 7. CONFIDENTIALITY AND ACCESS TO RECORDS
                ------------------------------------------------

(a) FBAL agrees that all customer account information obtained by FBAL from FI is confidential and proprietary in nature and that said information shall not be divulged by FBAL to any third party without FI's prior written consent. Where Applicable Law provides, customers of FI must be given the prior opportunity to object to the sharing of confidential information or give written consent.

(b) All information, materials, and any other documents or data associated with the Program are confidential and proprietary in nature and shall not be used by or disclosed to any person or entity by any of the parties hereto or their employees except as necessary in operation of the Program, as required by Applicable Law or as may be consented to in writing.

(c) Each party to this Agreement shall permit officers or authorized designees of the other parties, any governmental agency, exchange, or association having regulatory jurisdiction over the affairs of that party, or independent accountants retained for the purpose of conducting an audit of the financial affairs of the requesting party, full and complete access to inspect records and books, and monitor activities at any Branch Office or other location of information during normal business hours.

                SECTION 8. SERVICES TO BE PROVIDED BY FBAL TO FI
                ------------------------------------------------

         FBAL hereby agrees to provide to FI appropriate signage for the identification of the Program on FI premises, together with hiring, training, marketing, accounting and compliance review support as mutually agreed upon by FI and FBAL.

                           SECTION 9. REPRESENTATIONS
                           --------------------------

(a) FBAL represents and warrants to FI that (i) it is a Nevada limited liability company, validly existing and in good standing,
         (ii) the terms and provisions of this Agreement have been adopted and approved by its members, (iii) it has or will have all governmental licenses and permits necessary for it to carry on the activities contemplated by this Agreement, (iv) it is not the subject of any disciplinary or license revocation proceeding in any jurisdiction and
         (v) it may enter into and perform this Agreement without violating any contractual or other obligation owed to third parties. FBAL shall promptly inform FI if it becomes the subject of any disciplinary or license revocation proceeding, or if it is the subject of any governmental order that affects its right or ability to perform its obligations under this Agreement. These representations shall survive the termination of this Agreement.

(b)     FI represents    and   warrants to  FBAL  that (i) it is a state banking
        association  in  good   standing   under  the  laws  of  the  State  of
        California, (ii) the terms and provisions of this Agreement have been adopted and approved by its board of directors, (iii) it has or will have all governmental licenses and permits necessary for it to carry on the activities contemplated by this Agreement,
        (iv) it is not the subject of any disciplinary or license revocation proceeding in any jurisdiction, and (v) it may enter into and perform this Agreement without violating any contractual or other obligation it has to anyone else. FI shall promptly inform FBAL if it becomes the subject of any disciplinary or
        license  revocation  proceeding,  or  if   it   is   the  subject of any
        governmental order, that affects its right or ability to perform its obligations under this Agreement. FI shall indemnify and hold FBAL harmless against all claims and damages, including attorneys' fees, arising out of the breach by FI of this Agreement or of the provisions contained in the FBAL Guides. These representations shall survive the termination of this Agreement.

                            SECTION 10. MISCELLANEOUS
                            -------------------------

(a) Scope of Assumption. FI acknowledges and agrees that under this Agreement FBAL obtains certain rights to offer advice and services to customers of FI and to others.

(b) Right of Inspection and Confidentiality. FBAL hereby authorizes FI to monitor and periodically review and verify FBAL's and each Registered Representative's compliance with the terms of this Agreement and agrees to provide FI with reasonable access to appropriate records in connection with any such activities. FBAL shall also provide FI or its regulatory examiners with reasonable access to appropriate records in connection with any inspection by FI or its regulatory examiners of FBAL or any Branch Office which FI is required to make pursuant to the rules and regulations of state or federal regulatory agencies.

         FI shall provide FBAL with reasonable access to appropriate records in connection with any inspection by FBAL or its regulatory examiners of FI or any Branch Office and shall permit FBAL to copy such records, provided that such inspection and copying is limited to the broker/dealer activities contemplated by this Agreement.

         All information obtained or reviewed in such inspections or through the course of business during the term of this Agreement shall be held in the strictest confidence by FBAL or FI. FI agrees to return to FBAL any materials provided by FBAL upon termination of this Agreement and shall not use the same thereafter. FBAL agrees to return to FI any customer lists or other materials provided by FI upon termination of this Agreement and shall not use the same thereafter. Neither party shall permit any third party to copy or use these materials at any time.

(c) Termination. The terms of this Agreement are continuous unless one party gives notice of its intention to terminate the contract giving 30 days' written notice. This Agreement shall terminate on any earlier date required by order of any governmental agency with jurisdiction over either party.

(d) Arbitration. Any claim or controversy arising out of or relating to the negotiation, performance or breach of this Agreement, the meaning of or obligations imposed by this Agreement, or the arbitrability of any such question including any issue as to the jurisdiction of the arbitrator, shall be decided by arbitration pursuant to the rules of the American Arbitration Association then in effect.

(e) Attorneys' Fees. The prevailing party in any arbitration or litigation arising from the interpretation or enforcement of this Agreement shall be entitled to recover its attorneys' fees and costs, including those incurred on appeal, as determined by the arbitrator or court.

(f) Notices. All notices, requests, demands and other communications under this Agreement shall be in writing and shall be deemed to have been given on the earlier of the date of actual receipt, or three days after mailing if mailed first class, postage prepaid, and addressed to the party at the following address:

         FI:               First Bank of California
                           1625 Douglas Boulevard
                           Roseville, CA 95661

         FBAL:             First Brokerage America, L.L.C.
                           11901 Olive Boulevard
                           Creve Coeur, MO 63141

(g) Partial Invalidity. If any portion of this Agreement is held to be invalid or unenforceable, the remainder of the Agreement shall continue in full force and effect.

(h) Relationship of Parties. FI and FBAL are independent of each other and each party has sole responsibility and authority for the conduct of its own business. By the terms of this Agreement, no party is the agent, employee, joint venturer or partner to the other. No party has the right to bind any other party in any way.

(i) Assignment. This Agreement shall inure to the benefit of the parties and their legal representatives, successors and assigns, but no party may assign any of its rights or obligations under this Agreement without the prior written approval of the other party/parties hereto.

(j) Governing Law; Submission to Jurisdiction. THIS AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF MISSOURI AND APPLICABLE LAWS OF THE UNITED STATES OF AMERICA. THE PARTIES HERETO HEREBY SUBMIT TO THE NON-EXCLUSIVE JURISDICTION OF THE UNITED STATES DISTRICT COURT FOR THE EASTERN DISTRICT OF MISSOURI AND OF ANY MISSOURI STATE COURT SITTING IN CREVE COEUR, MISSOURI, FOR THE PURPOSES OF ALL LEGAL PROCEEDINGS ARISING OUT OF OR RELATING TO THIS AGREEMENT, OR THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY. THE PARTIES IRREVOCABLY CONSENT TO THE SERVICE OF ANY AND ALL PROCESS IN ANY SUCH ACTION OR PROCEEDING BY THE MAILING OF COPIES OF SUCH PROCESS TO SUCH PARTY AT ITS ADDRESS SET FORTH IN SECTION 10(f), ABOVE. THE PARTIES IRREVOCABLY WAIVE, TO THE FULLEST EXTENT PERMITTED BY LAW, ANY OBJECTION WHICH THEY MAY NOW OR HEREAFTER HAVE TO THE LAYING OF THE VENUE OF ANY SUCH PROCEEDING BROUGHT IN SUCH A COURT AND ANY CLAIM THAT ANY SUCH PROCEEDING BROUGHT IN SUCH A COURT HAS BEEN BROUGHT IN AN INCONVENIENT FORUM.

(k) Entire Agreement. This Agreement, together with any other document executed in connection herewith, represent the final agreement between the parties and may not be contradicted by evidence of prior, contemporaneous, or subsequent oral agreements of the parties. There are no oral agreements among the parties. No amendment, modification, or waiver of this Agreement shall be binding unless executed in writing. No waiver of any of the provisions of this Agreement shall be a continuing waiver unless expressly provided.




                     [REMAINDER OF PAGE INTENTIONALLY BLANK]

                       [SEE FOLLOWING PAGE FOR SIGNATURES]

The undersigned hereby agree to the terms and conditions of this Agreement as of the date first written above.


FI:                                FIRST BANK OF CALIFORNIA


                                   By: /s/ Terrance M. McCarthy
                                   ----------------------------
                                       Name:  Terrance M. McCarthy
                                       Title:  President and
                                       Chief Executive Officer



FBAL:                              FIRST BROKERAGE AMERICA, L.L.C.


                                   By: /s/ Edward D. Furman
                                   ------------------------
                                       Name:  Edward D. Furman
                                       Title:  Manager

                                    Exhibit A

                                 LEASE AGREEMENT

           STANDARD INDUSTRIAL/COMMERCIAL MULTI-TENANT LEASE -- GROSS
                   AMERICAN INDUSTRIAL REAL ESTATE ASSOCIATION









1.      Basic Provisions ("Basic Provisions").
        1.1    Parties: This Lease ("Lease"), dated for reference purposes only,
-  July 1,   1999   ,  is   made   by   and  between   First Bank of California
("Lessor")     and     First Brokerage America, LLC Lessee"), (collectively the
"Parties," or Individually a "Party").
        1.2(a) Premises: That certain portion of the Building, including all improvements therein or to be provided by Lessor under the terms of this Lease, commonly known by the street address of - , located In the City of -_______________________, County of - , State of California with zip code - as outlined on Exhibit A attached hereto ("Premises"), the exact nature, size and location to be agreed upon between the parties.

In addition to Lessee's rights to use and occupy the Premises as hereinafter specified, Lessee shall have non-exclusive rights to the Common Areas (as defined in Paragraph 2.7 below) as hereinafter specified, but shall not have any rights to the roof, exterior walls or utility raceways of the Building or to any other buildings in the Industrial Center. The Premises, the Building, the Common Areas, the land upon which they are located, along with all other buildings and improvements thereon, are herein collectively referred to as the "Industrial Center." (Also see Paragraph 2.)
        1.2(b) Material deleted.
        1.3 Term: - 1 years and - 0 months ("Original Term") commencing July 1, 1999 ("Commencement Date") and ending June 30, 2000 ("Expiration Date"). (Also see Paragraph 3.)
        1.4   Material deleted.
        1.5   Base Rent:$  per month ("Base Rent"), payable on the   day of each
 month commencing           (Also see Paragraph 4.)   As  outlined on Exhibit B.
   |__| If   this  box   is checked, this Lease provides for the Base Rent to be
        adjusted per Addendum _                attached hereto.
        1.6(a) Base Rent Paid Upon Execution: $ as Base Rent for the period

        1.6(b) Material deleted.

        1.7    Material deleted.

        1.8 Permitted Use: Securities brokerage and insurance sales ("Permitted Use") (Also see Paragraph 6.)
        1.9    Insuring   Party.   Lessor   is   the "Insuring Party." (Also see
               Paragraph 8.)

        1.10   Material deleted.

        1.11   Material deleted.

        1.12   Addenda and  Exhibits. Attached  hereto Is an Addendum or Addenda
consisting  of  Paragraphs  49  through  51 and Exhibits  A & B, all  of   which
constitute a part of this Lease.

2. Premises, Parking and Common Areas.
        2.1 Letting. Lessor hereby leases to Lessee, and Lessee hereby leases from Lessor, the Premises, for the term at the rental. and upon all of the terms covenants and conditions set forth In this Lease. Unless otherwise provided herein, any statement of square footage set forth in this Lease, or that may have been used in calculating rental and/or Common Area Operating Expenses, is an approximation which Lessor and Lessee agree is reasonable and the rental and Lessee's Share (as defined In Paragraph 1.6(b)) based thereon Is not subject to revision whether or not the actual square footage is more or less.

        2.2 Condition. Lessor shall deliver the Premises to Lessee clean and free of debris on the Commencement Date and warrants to Lessee that the existing plumbing, electrical systems, fire sprinkler system, lighting, air conditioning and, heating systems and loading doors, if any, in the Premises, other than those constructed by Lessee, shall be in good operating condition on the Commencement Date. If a non-compliance with said warranty exists as of the
Commencement Date. Lessor shall, except as otherwise provided In this Lease, promptly after receipt of written notice from Lessee setting forth with specificity the nature and extent of such non-compliance, rectify same at Lessor's expense. If Lessee does not give Lessor written notice of a noncompliance with this warranty within thirty (30) days after the Commencement Date, correction of that non-compliance shall be the obligation of Lessee at Lessee's sole cost and expense.
        2.3 Compliance with Covenants. Restrictions and Building Code. Lessor warrants that any Improvements (other than those constructed by Lessee or at Lessee's direction) on or In the Premises which have been constructed or installed by Lessor or with Lessor's consent or at Lessor's direction shall comply with all applicable covenants or restrictions of record and applicable building codes, regulations and ordinances In effect on the Commencement Date. Lessor further warrants to Lessee that Lessor has no knowledge of any claim having been made by any governmental agency that a violation of violations of applicable building codes, regulations. or ordinances exist with regard to the Premises as of the Commencement Date. Said warranties shall not apply to any Alterations or Utility Installations (defined In Paragraph 7.3(a)) made or to be made by Lessee. If the Premises do not comply with said warranties, Lessor shall, except as otherwise provided In this Lease, promptly after receipt of written notice from Lessee given within six (6) months following the Commencement Date and setting forth with specificity the nature and extent of such non-compliance, take such action. at Lessor's expense, as may be reasonable or appropriate to rectify the non-compliance. Lessor makes no warranty that the Permitted Use In Paragraph 1.8 is permitted for the Premises under Applicable Laws (as defined In Paragraph 2.4).
        2.4 Acceptance of Promises. Lessee hereby acknowledges: (a) that It has been advised to satisfy Itself with respect to the condition of the Premises (including. but not limited to, the electrical and fire sprinkler systems, security. environmental aspects. seismic and earthquake requirements, and compliance with the Americans with Disabilities Act and applicable zoning. municipal, county, state and federal laws, ordinances and regulations and any covenants or restrictions of record (collectively. "Applicable Laws") and the present and future suitability of the Premises for Lessee's intended use; (b) that Lessee has made such Investigation as it deems necessary with reference to such matters, Is satisfied with reference thereto. and assumes all responsibility therefore as the same relate to Lessee's occupancy of the Premises and/or the terms of this Lease. and (c) that neither Lessor, nor any of Lessor's agents, has made any oral or written representations or warranties with respect to said matters other than as set forth in this Lease.
        2.5 Lessee as Prior Owner/Occupant. The warranties made by Lessor In this Paragraph 2 shall be of no force or effect if immediately prior to the date set forth in Paragraph 1.1 Lessee was the owner or occupant of the Premises. In such event, Lessee shall, at Lessee's sole cost and expense. Correct any non-compliance of the Premises with said warranties.
        2.6 Material deleted.
        2.7 Common Areas - Definition. The term "Common Areas" Is defined as all areas and facilities outside the Premises and within the exterior boundary line of the Industrial Center and interior utility raceways within the Premises that are provided and designated by the Lessor from time to time for the general nonexclusive use of Lessor, Lessee and other lessees of the Industrial Center and their respective employees, suppliers. shippers, customers. contractors and invitees, including parking areas, loading and unloading areas, trash areas, roadways, sidewalks, walkways. parkways, driveways and landscaped areas.

        2.8 Common Areas - Lessee's Rights. Lessor hereby grants to Lessee, for the benefit of Lessee and its employees, suppliers, shippers, contractors, customers and invitees, during the term of this Lease. the non-exclusive right to use, In common with others entitled to such use, the Common Areas as they exist from time to time, subject to any rights, powers, and privileges reserved by Lessor under the terms hereof or under the terms of any rules and regulations or restrictions governing the use of the Industrial Center. Under no circumstances shall the right herein granted to use the Common Areas be deemed to include the right to store any property, temporarily or permanently, in the Common Areas. Any such storage shall be permitted only by the prior written consent of Lessor or Lessors designated agent, which consent may be revoked at any time. In the event that any unauthorized storage shall occur then Lessor shall have the right, without notice. In addition to such other rights and remedies that it may have, to remove the property and charge the cost to Lessee, which cost shall be immediately payable upon demand by Lessor.
        2.9 Common Areas - Rules and Regulations. Lessor or such other person(s) as Lessor may appoint shall have the exclusive control and management of the Common Areas and shall have the right, from time to time, to establish, modify, amend and enforce reasonable Rules and Regulations with respect thereto In accordance with Paragraph 40. Lessee agrees to abide by and conform to all such Rules and Regulations, and to cause its employees, suppliers, shippers,. Customers, contractors and invitees to so abide and conform. Lessor shall not be responsible to Lessee for the noncompliance with said rules and regulations by other lessees of the Industrial Center.
        2.10 Common Areas - Changes. Lessor shall have the right. In Lessor's sole discretion. from time to time:
              (a) To make changes to the Common Areas, Including, without limitation. changes in the location. size, shape and number of driveways, entrances, parking spaces, parking areas. loading and unloading areas, Ingress, egress, direction of traffic. landscaped areas. walkways and utility raceways;
              (b) To close temporarily any of the Common Areas for maintenance purposes so long as reasonable access to the Premises remains available.
              (c) To designate other land outside the boundaries of the Industrial Center to be a part of the Common Areas; (d) To add additional buildings and Improvements to the Common Areas;
              (e) To use the Common Areas while engaged In making additional improvements, repairs or alterations to the Industrial Center, or any portion thereof: and
              (f) To do and perform such other acts and make such other changes In. to or with respect to the Common Areas and Industrial Center as Lessor may, in the exercise of sound business judgment, deem to be appropriate.

3.      Term.
        3.1 Term. The Commencement Date, Expiration Date and Original Term of this Lease are as specified in Paragraph 1.3.
        3.2   Material deleted.
        3.3 Delay In Possession. If for any reason Lessor cannot deliver possession of the Premises to Lessee by the Commencement Date. Lessor shall not be subject to any liability therefor, nor shall such failure affect the validity of this Lease, or the obligations of Lessee hereunder, or extend the term hereof, but in such case, Lessee shall not, except as otherwise provided herein, be obligated to pay rent or perform any other obligation of Lessee under the terms of this Lease until Lessor delivers possession of the Premises to Lessee. If possession of the Premises is not delivered to Lessee within sixty
(60) days after the Commencement Date, Lessee may, at its option, by notice in writing to Lessor within ten (10) days after the end of said sixty (60) day period, cancel this Lease, in which event the Parties shall be discharged from all obligations hereunder; provided further, however. that If such written notice of Lessee is not received by Lessor within said ten (10) day period, Lessee's right to cancel this Lease hereunder shall terminate and be of no further force or effect. Except as may be otherwise provided, and regardless of when the Original Term actually commences, if possession is not tendered to Lessee when required by this Lease and Lessee does not terminate this Lease, as aforesaid, the period free of the obligation to pay Base Rent, if any, that Lessee would otherwise have enjoyed shall run from the date of delivery of possession and continue for a period equal to the period during which the Lessee would have otherwise enjoyed under the terms hereof, but minus any days of delay caused by the acts, changes or omissions of Lessee.
4.      Rent.
        4.1 Base Rent. Lessee shall pay Base Rent and other rent or charges. as the same may be adjusted from time to time, to Lessor In lawful money of the United States, without offset or deduction, on or before the day on which It Is due under the terms of this Lease. Base Rent and all other rent and charges for any period during the term hereof which is for less than one full month shall be prorated based upon the actual number of days of the month involved. Payment of Base Rent and other charges shall be made to Lessor at Its address stated herein or to such other persons or at such other addresses as Lessor may from time to time designate In writing to Lessee.
        4.2   Material deleted.
5.  Material deleted.
6.  Use.
        6.1   Permitted Use.
              (a)  Lessee  shall  use  and  occupy  the  Premises  only  for the
Permitted Use set forth In Paragraph 1.8, or any other legal use which is reasonably comparable thereto, and for no other purpose. Lessee shall not use or permit the use of the Premises In a manner that is unlawful, creates waste or a nuisance, or that disturbs owners and/or occupants of, or causes damage to the Premises or neighboring premises or properties.
              (b) Lessor hereby agrees to not unreasonably withhold or delay its consent to any written request by Lessee, Lessee's assignees or subtenants, and by prospective assignees and subtenants of Lessee. Its assignees and subtenants, for a modification of said Permitted Use, so long as the same will riot impair the structural integrity of the Improvements on the Premises or In the Building or the mechanical or electrical systems therein, does not conflict with uses by other lessees, Is not significantly more burdensome to the Premises or the Building and the Improvements thereon, and Is otherwise permissible pursuant to this Paragraph 6. If Lessor elects to withhold such consent, Lessor shall within five (5) business days after such request give a written notification of same, which notice shall include an explanation of Lassoes reasonable objections to the change In use.
        6.2   Hazardous Substances.
              (a)  Reportable   Uses  Require   Consent.   The  term  "Hazardous
Substance" as used in this Lease shall mean any product, substance. chemical, material or waste whose presence, nature. quantity and/or Intensity of existence. use, manufacture, disposal, transportation, spill, release of effect, either by itself or In combination with other materials expected to be on the Premises, Is either: (1) potentially injurious to the public health, safety or welfare, the environment, or the Premises'. (11) regulated or monitored by any governmental authority; or (ill) a basis for potential liability of Lessor to any governmental agency or third party under any applicable statute or common law theory. Hazardous Substance shall Include, but not be limited to, hydrocarbons, petroleum, gasoline, crude oil or any products or by-products thereof. Lessee shall not engage In any activity in or about the Premises which constitutes a Reportable Use (as hereinafter defined) of Hazardous Substances without the express prior written consent of Lessor and compliance in a timely manner (at Lessee's sole cost and expense) with all Applicable Requirements (as defined in Paragraph 6.3). "Reportable Use" shall mean (I) the installation or use of any above or below ground storage tank, (ii) the generation. possession, storage. use. transportation. or disposal of a Hazardous Substance that requires a permit from, or with respect to which a report, notice. registration or business plan Is required to be filed with. any governmental authority, and
(III) the presence in, on or about the Premises of a Hazardous Substance with respect to which any Applicable Laws require that a notice be given to persons entering or occupying the Premises or neighboring properties. Notwithstanding the foregoing, Lessee may, without Lessor's prior consent. but upon notice to Lessor and in compliance with all Applicable Requirements. use any ordinary and customary materials reasonably required to be used by Lessee In the normal course of the Permitted Use, so long as such use is not a Reportable Use and does not expose the Premises, or neighboring properties to any meaningful risk of contamination of damage or expose Lessor to any liability therefor. In addition, Lessor may (but without any obligation to do so) condition its consent to any Reportable Use of any Hazardous Substance by Lessee upon Lessee's giving Lessor such additional assurances as Lessor, In Its reasonable discretion, deems necessary to protect itself, the public, the Premises and the environment against damage, contamination or Injury and/or liability therefor, Including, but not limited to, the installation (and, at Lessor's option, removal on or before Lease expiration or earlier termination) of reasonably necessary protective modifications to the Premises (such as concrete encasements) and/or the deposit of an additional Security Deposit under Paragraph 5 hereof.
               (b) Duty to Inform  Lessor.  If Lessee knows,  or has  reasonable cause to believe. that a Hazardous Substance has come to be located in, on, under or about the Premises or the Building, other than as previously consented to by Lessor, Lessee shall Immediately give Lessor written notice thereof, together with a copy of any statement, report, notice. registration, application, permit, business plan, license, claim, action. or proceeding given to, or received from, any governmental authority or private party concerning the presence, spill, release, discharge of, or exposure to. such Hazardous Substance including, but not limited to, all such documents as may be involved In any
Reportable Use Involving the Premises. Lessee shall not cause or permit any Hazardous Substance to be spitted or released In. on, under or about the Premises (including. without limitation, through the plumbing or sanitary sewer system).
              (c) Indemnification.  Lessee shall indemnity.  protect, defend and hold Lessor, Its agents, employees, lenders and ground lessor, if any, and the Premises, harmless from and against any and all damages, liabilities, judgments, costs. claims. lions, expenses. penalties, loss of permits and attorneys' and consultants' fees arising out of or Involving any Hazardous Substance brought onto the Premises by or for Lessee or by anyone under Lessee's control. Lessee's obligations under this Paragraph 6.2(c) shall Include, but not be limited to, the effects of any contamination or Injury to person, property or the environment created or suffered by Lessee, and the cost of Investigation (Including consultants' and attorneys' fees and testing), removal, remediation, restoration and/or abatement thereof. or of any contamination therein involved, and shall survive the expiration or earlier termination of this Lease. No
Initials: termination, cancellation or release agreement entered Into by Lessor and Lessee shall release Lessee from Its obligations from this Lease with respect to Hazardous Substances, unless specifically so agreed by Lessor In writing at the time of such agreement.
        6.3 Lessee's Compliance with Requirements. Lessee shall, at Lessee's sole cost and expense, fully, diligently and in a timely manner, comply with all "Applicable Requirements," which term is used in this Lease to mean all laws. rules. regulations, ordinances, directives, covenants, easements and restrictions of record, permits, the requirements of any applicable fire Insurance underwriter or rating bureau. and the recommendations of Lessor's engineers and/or consultants. relating in any manner to the Premises (including. but not limited to, matters pertaining to (1) industrial hygiene. (ii) environmental conditions on, in, under or about the Premises. Including soft and groundwater conditions, and (ill) the use. generation, manufacture, production. installation, maintenance, removal. transportation, storage, spill, or release of any Hazardous Substance), now in effect or which may hereafter come into effect. Lessee shall. within five (5) days after receipt of Lassoes written request. provide Lessor with copies of all documents and Information, Including, but not limited to. permits, registrations, manifests, applications, reports and certificates, evidencing Lessee's compliance with any Applicable Requirements specified by Lessor, and shall Immediately upon receipt. notify Lessor In writing (with copies of any documents Involved) of any threatened or actual claim, notice. citation, warning, complaint or report pertaining to or Involving failure by Lessee or the Premises to comply with any Applicable Requirements.
        6.4 Inspection; Compliance with Law. Lessor, Lessor's agents. employees, contractors and designated representatives, and the holders of any mortgages, deeds of trust or ground leases on the Premises ("Lenders") shall have the right to enter the Premises at any time In the case of an emergency, and otherwise at reasonable times. for the purpose of Inspecting the condition of the Premises and for verifying compliance by Lessee with this Lease and all Applicable Requirements (as defined In Paragraph 6.3), and Lessor shall be entitled to employ experts and/or consultants in connection therewith to advise Lessor with respect to Lessee's activities, Including. but not limited to. Lessee's Installation, operation, use, monitoring, maintenance, or removal of any Hazardous Substance on or from the Promises. The costs and expenses of any such inspections shall be paid by the party requesting same. unless a Default or Breach of this Lease by Lessee or a violation of Applicable Requirements or a contamination, caused or materially contributed to by Lessee, is found to exist or to be imminent. or unless the Inspection Is requested or ordered by a governmental authority as the result of any such existing or imminent violation or contamination. In such case. Lessee shall upon request reimburse Lessor or Lassoes Lender, as the case may be, for the costs and expenses of such inspections.

7.  Maintenance, Repairs, Utility Installations, Trade Fixtures and Alterations.
        7.1    Lessee's Obligations.
               (a)Subject to the provisions of Paragraphs 2.2 (Condition), 2.3 (Compliance with Covenants, Restrictions and Building Code), 7.2 (Lessor's Obligations). 9 (Damage or Destruction). and 14 (Condemnation). Lessee shall. at Lessee's sole cost and expense and at all times, keep the Premises and every part thereof in good order. condition and repair (whether or not such portion of the Premises requiring repair. or the means of repairing the same, are reasonably or readily accessible to Lessee, and whether or not the need for such repairs occurs as a result of Lessee's use, any prior use, the elements or the age of such portion of the Premises), Including. without limiting the generality of the foregoing, all equipment or facilities specifically serving the Premises, such as plumbing, heating, air conditioning. ventilating, electrical, lighting facilities. boilers, fired or unfired pressure vessels, fire hose connections if within the Premises, fixtures. interior walls, Interior surfaces of exterior walls, ceilings, floors, windows, doors, plate glass. and skylights. but excluding any items which are the responsibility of Lessor pursuant to Paragraph
7.2 below. Lessee, In keeping the Premises in good order, condition and repair, shall exercise and perform good maintenance practices. Lessee's obligations shall include restorations, replacements or renewals when necessary to keep the Premises and all improvements thereon or a part thereof In good order, condition and state of repair.
              (b) If Lessee fails to perform Lessee's obligations under this Paragraph 7.1, Lessor may enter upon the Premises after ten (10) days' prior written notice to Lessee (except in the case of an emergency, in which case no notice shall be required), perform such obligations on Lessee's behalf, and put the Premises In good order, condition and repair, In accordance with Paragraph
13.2 below.
        7.2 Lessor's Obligations. Subject to the provisions of Paragraphs 2.2 (Condition). 2.3 (Compliance with Covenants, Restrictions and Building Code),
4.2 (Common Area Operating Expenses). 6 (Use). 7.1 (Lessee's Obligations), 9 (Damage or Destruction) and 14 (Condemnation), Lessor, subject to reimbursement pursuant to Paragraph 4.2, shall keep In good order, condition and repair the foundations. exterior walls, structural condition of interior bearing walls, exterior roof, fire sprinkler and/or standpipe and hose (if located In the Common Areas) or other automatic fire extinguishing system including fire alarm and/or smoke detection systems and equipment, fire hydrants, parking lots, walkways. parkways, driveways, landscaping, fences, signs and utility systems serving the Common Areas and all parts thereof, as well as providing the services for which there Is a Common Area Operating Expense pursuant to Paragraph 4.2. Lessor shall not be obligated to paint the exterior or Interior surfaces of exterior walls nor shall Lessor be obligated to maintain, repair or replace windows, doors or plate glass of the Promises. Lessee expressly waives the benefit of any statute now or hereafter In effect which would otherwise afford Lessee the right to make repairs at Lassoes expense or to terminate this Lease because of Lassoes failure to keep the Building, Industrial Center of Common Areas in good order, condition and repair.
        7.3   Utility Installations, Trade Fixtures, Alterations.
              (a) Definitions; Consent Required. The term "Utility Installations" Is used in this Lease to refer to all air lines, power panels, electrical distribution, security, fire protection systems. communications systems, lighting fixtures. heating, ventilating and air conditioning equipment, plumbing, and fencing in, on or about the Premises. The term "Trade Fixtures" shall mean Lessee's machinery and equipment which can be removed without doing material damage to the Premises. The term "Alterations" shall mean any modification of the Improvements on the Premises which are provided by Lessor under the terms of this Lease. other than Utility Installations or Trade Fixtures. "Lessee-Owned Alterations and/or Utility Installations" are defined as Alterations and/or Utility Installations made by Lessee that are not yet owned by Lessor pursuant to Paragraph 7.4(a). Lessee shall not make nor cause to be made any Alterations or Utility Installations In, on, under or about the Premises without Lassoes prior written consent. Lessee may, however, make non-structural Utility Installations to the Interior of the Premises (excluding the roof without Lessor's consent but upon notice to Lessor, so long as they are not visible from the outside of the Premises. do not Involve puncturing. relocating or removing the roof or any existing walls. or changing or interfering with the fire sprinkler or fire detection systems and the cumulative cost thereof during the term of this Lease as extended does not exceed $2,500.00.

               (b) Consent. Any Alterations or Utility Installations that Lessee shall desire to make and which require the consent of the Lessor shall be presented to Lessor in written form with detailed plans. All consents given by Lessor, whether by virtue of Paragraph 7.3(a) or by subsequent specific consent, shall be deemed conditioned upon: (I) Lessee's acquiring all applicable permits required by governmental authorities: (it) the furnishing of copies of such permits together with a copy of the plans and specifications for the Alteration or Utility Installation to Lessor prior to commencement of the work thereon: and
(iii) the compliance by Lessee with all conditions of said permits In a prompt and expeditious manner. Any Alterations or Utility Installations by Lessee during the term of this Lease shall be done in a good and workmanlike manner, with good and sufficient materials, and be in compliance with all Applicable Requirements. Lessee shall promptly upon completion thereof furnish Lessor with as-built plans and specifications therefor. Lessor may (but without obligation to do so) condition Its consent to any requested Alteration or Utility Installation that costs $2,500.00 or more upon Lessee's providing Lessor with a lien and completion bond In an amount equal to one and one-half times the estimated cost of such Alteration or Utility Installation.
               (c) Lien Protection. Lessee shall pay when due all claims for labor or materials furnished or alleged to have been furnished to or for Lessee a( or for use on the Premises, which claims are or may be secured by any mechanic's or materialmen's lien against the Premises or any interest therein. Lessee shall give Lessor not less than ten (10) days' notice prior to the commencement of any work In, on, or about the Premises, and Lessor shall have the fight to post notices of non -responsibility In or on the Premises as provided by law, If Lessee shall, In good faith, contest the validity of any such lien, claim or demand then Lessee shall, at Its sole expense, defend and protect Itself, Lessor and the Premises against the same and shall pay and satisfy any such adverse judgment that may be rendered thereon before the enforcement thereof against the Lessor or the Premises. If Lessor shall require. Lessee shall furnish to Lessor a surety bond satisfactory to Lessor. In an amount equal to one and one-half times the amount of such contested lien claim or demand, indemnifying Lessor against liability for the same. as required by law for the holding of the Premises free from the effect of such lien or claim. In addition, Lessor may require Lessee to pay Lessor's attorneys' fees and costs In participating In such action If Lessor shall decide it is to Its best interest to do so.

        7.4   Ownership. Removal, Surrender, and Restoration.
              (a) Ownership. Subject to Lessor's right to require their removal and to cause Lessee to become the owner thereof as hereinafter provided in this Paragraph 7.4. all Alterations and Utility Installations made to the Premises by Lessee shall be the property of and owned by Lessee, but considered a part of the Premises. Lessor may, at any time and at its option, elect in writing to Lessee to be the owner of all or any specified part of the Lessee-Owned Alterations and Utility Installations. Unless otherwise instructed per Subparagraph 7.4(b) hereof, all Lessee-Owned Alterations and Utility installations shall, at the expiration or earlier termination of this Lease, become the property of Lessor and remain upon the Promises and be surrendered with the Premises by Lessee.
               (b)Removal.  Unless  otherwise  agreed  in  writing.  Lessor  may require that any or all Lessee-Owned Alterations or Utility Installations be removed by the expiration or earlier termination of this Lease, notwithstanding that their Installation may have been consented to by Lessor. Lessor may require the removal at any time of all or any part of any Alterations or Utility Installations made without the required consent of Lessor.
               (c) Surrender/Restoration. Lessee shall surrender the Premises by the end of the last day of the Lease term or any earlier termination date, clean and free of debris and in good operating order, condition and state of repair, ordinary wear and tear excepted. Ordinary wear and tear shall not include any damage or deterioration that would have been prevented by good maintenance practice or by Lessee performing all of its obligations under this Lease. Except as otherwise agreed or specified herein, the Premises as surrendered. shall Include the Alterations and Utility Installations. The obligation of Lessee shall Include the repair of any damage occasioned by the Installation, maintenance or removal of Lessee's Trade Fixtures, furnishings. equipment, and LesseeOwned Alterations and Utility Installations, as well as the removal of any storage tank Installed by or for Lessee, and the removal, replacement, or remediation of any soil, material or ground water contaminated by Lessee, all as may then be required by Applicable Requirements and/or good practice. Lessee's Trade Fixtures shall remain the property of Lessee and shall be removed by Lessee subject to Its obligation to repair and restore the Premises per this Lease.
8.       Insurance; Indemnity.
8.1      Material deleted.
8.2      Liability insurance.
         (a) Carried by Lessee. protecting Lessee, Lessor and any Lender(s) whose names have been provided to Lessee in writing (as additional insureds) against claims for bodily injury, personal injury and property damage based upon. involving or arising out of the ownership, use, occupancy or maintenance of the Premises and all areas appurtenant thereto. Such insurance shall be on an occurrence basis providing single limit coverage In an amount not less than $1,000,000 per occurrence with an "Additional Insured-Managers or Lessors of Premises" endorsement and contain the "Amendment of the Pollution Exclusion' endorsement for damage caused by heat, smoke or fumes from a hostile fire. The policy shall not contain any Intra-insured exclusions as between insured persons or organizations. but shall Include coverage for liability assumed under this Lease as an "Insured contract" for the performance of Lessee's indemnity obligations under this Lease. The limits of said Insurance required by this Lease or as carried by Lessee shall not, however, limit the liability of Lessee nor relieve Lessee of any obligation hereunder. All Insurance to be carried by Lessee shall be primary to and not contributory with any similar insurance carried by Lessor, whose insurance shall be considered excess Insurance only.
          (b) Carried by Lessor. Lessor shall also maintain liability Insurance described in Paragraph 8.2(a) above, in addition to and not in lieu of, the insurance required to be maintained by Lessee. Lessee shall not be named as an additional insured therein.

8.3 Property Insurance - Building,  Improvements and Rental Value.
          (a) Building and Improvements. Lessor shall obtain and keep In force during the term of this Lease a policy or policies in the name of Lessor, with loss payable to Lessor and to any Lender(s), Insuring against loss or damage to the Premises. Such insurance shall be for full replacement cost, as [tie same shall exist from time to time, or the amount required by any Lender(s), but In no event more than the commercially reasonable and available insurable value thereof it. by reason of the unique nature or age of the Improvements Involved, such latter amount Is less than full replacement cost. Lessee-Owned Alterations and Utility Installations, Trade Fixtures and Lessee's personal property shall be Insured by Lessee pursuant to Paragraph 8.4. If the coverage is available and commercially appropriate, Lessor's policy or policies shall Insure against all risks of direct physical loss or damage except the perils of flood and/or earthquake unless required by a Lender or Included in the Base Premium), Including coverage for any additional costs resulting from debris removal and reasonable amounts of coverage for the enforcement of any ordinance or law regulating the reconstruction or replacement of any undamaged sections of the Building required to be demolished or removed by reason of the enforcement of any building. zoning, safety or land use laws as the result of a covered loss, but not including plate glass Insurance. Said policy or policies shall also contain an agreed valuation provision in lieu of any co-insurance clause, waiver of subrogation. and inflation guard protection causing an Increase in the annual properly insurance coverage amount by a factor of not less than the adjusted U.S. Department of Labor Consumer Price Index for All Urban Consumers for the city nearest to where the Premises are located.
          (b) Rental Value. Lessor shall also obtain and keep In force during the term of this Lease a policy or policies in the name of Lessor, with loss payable to Lessor and any Lender(s), Insuring the loss of the full rental and other charges payable by all lessees of the Building to Lessor for one year (including all Real Property Taxes, Insurance costs, all Common Area Operating Expenses and any scheduled rental increases). Said insurance may provide that in the event the Lease is terminated by reason of an Insured loss, the period of indemnity for such coverage shall be extended beyond the date of the completion of repairs or replacement of the Premises, to provide for one full year's loss of rental revenues from the date of any such loss. Said insurance shall contain an agreed valuation provision In lieu of any co-Insurance clause, and the amount of coverage shall be adjusted annually to reflect the projected rental income. Real Properly Taxes. Insurance premium costs and other expenses, It any, otherwise payable, for the next 12-month period. Common Area Operating Expenses shall include any deductible amount in the event of such loss.
          (c) Adjacent Premises. Lessee shall pay for any Increase In the premiums for the property Insurance of the Building and for the Common Areas or other buildings In the Industrial Center If said Increase Is caused by Lessee's acts, omissions, use or occupancy of the Premises.
          (d) Lessee's Improvements. Since Lessor Is the Insuring Party. Lessor shall not be required to insure Lessee-Owned Alterations and Utility installations unless the item In ques0on has become the property of Lessor under the terms of this Lease.
        8.4 Lessee's Property Insurance. Subject to the requirements of Paragraph 8.5, Lessee at Its cost shall either by separate policy or, at Lessor's option. by endorsement to a policy already carried, maintain Insurance coverage on all of Lessee's personal property. Trade Fixtures and Lessee-Owned Alterations and Utility Installations In. on, or about the Premises similar In coverage to that carried by Lessor as the Insuring Party under Paragraph 8.3(a). Such insurance shall be full replacement cost coverage with a deductible not to exceed $1,000 per occurrence. The proceeds from any such insurance shall be used by Lessee for the replacement of personal property and the restoration of Trade Fixtures and Lessee-Owned Alterations and Utility Installations. Upon request from Lessor, Lessee shall provide Lessor with written evidence that such insurance is in force.
        8.5 Insurance Policies. Insurance required hereunder shall be in companies duly licensed to transact business In the stale where the Premises are located, and maintaining during the policy term a "General Policyholders Rating" of at least B+, V. or such other rating as may be required by a Lender, as set forth in the most current issue of "Best's insurance Guide.- Lessee shall not do or permit to be done anything which shall Invalidate the insurance policies referred to in this Paragraph 8. Lessee shall cause to be delivered to Lessor, within seven (7) days after the earlier of the Early Possession Date of the Commencement Date, certified copies of, or certificates evidencing the existence and amounts of, the Insurance required under Paragraphs 8.2(a) and 8.4. No such policy shall be cancelable or subject to modification except after thirty (30) days' prior written notice to Lessor. Lessee shall at least thirty (30) days prior to the expiration of such policies, furnish Lessor with evidence of renewals or *Insurance binders' evidencing renewal thereof, or Lessor may order such insurance and charge the cost thereof to Lessee, which amount shall be payable by Lessee to Lessor upon demand.
        8.6 Waiver of Subrogation. Without affecting any other rights or remedies, Lessee and Lessor each hereby release and relieve the other, and waive their entire right to recover damages (whether In contract or In tort) against the other, for loss or damage to their property arising out of or Incident to the perils required to be insured against under Paragraph 8. The effect of such releases and waivers of the right to recover damages shall not be limited by the amount of Insurance carried or requited, or by any deductibles applicable thereto. Lessor and Lessee agree to have their respective Insurance companies issuing property damage Insurance waive any right to subrogation that such companies may have against Lessor or Lessee, as the case may be. so long as the insurance is not Invalidated thereby.

        8.7 Indemnity. Except for Lessor's negligence and/or breach of express warranties, Lessee shall Indemnity, protect, defend and hold harmless the Premises, Lessor and its agents. Lessor's master or ground lessor, partners and Lenders, from and against any and all claims, loss of rents and/or damages, costs, liens, judgments, penalties, loss of permits, attorneys' and consultants' fees, expenses and/or liabilities arising out of, involving, or in connection with, the occupancy of the Premises by Lessee, the conduct of Lessee's business, any act. omission or neglect of Lessee. its agents, contractors, employees of invitees, and out of any Default or Breach by Lessee In the performance In a timely manner of any obligation on Lessee's part to be performed under this
Lease. The foregoing shall include, but not be limited to, the defense or pursuit of any claim or any action or proceeding involved therein, and whether or not (in the case of claims made against Lessor) litigated and/or reduced to judgment. In case any action or proceeding be brought against Lessor by reason of any of the foregoing matters. Lessee, upon notice from Lessor. shall defend the same at Lessee's expense by counsel reasonably satisfactory to Lessor and Lessor shall cooperate with Lessee In such defense. Lessor need not have first paid any such claim In order to be so Indemnified.
        8.8 Exemption of Lessor from Liability. Lessor shall not be liable for injury or damage to the person or goods, wares, merchandise or other property of Lessee, Lessee's employees. contractors, invitees. customers. or any other person In or about the Premises, whether such damage or injury. is caused by or results from fire, steam. electricity, gas, water or rain. or from the breakage, leakage. obstruction or other defects of pipes, fire sprinklers, wires, appliances, plumbing, air conditioning or lighting fixtures, or from any other cause, whether said injury or damage results from conditions arising upon the Premises or upon other portions of the Building of which the Premises are a part. from other sources or places, and regardless of whether the cause of such damage or injury or the means of repairing the same is accessible or not. Lessor shall not be liable for any damages arising from any act or neglect of any other lessee of Lessor nor from the failure by Lessor to enforce the provisions of any other lease in the Industrial Center. Notwithstanding Lessor's negligence or breach of this Lease, Lessor shall under no circumstances be liable for Injury to Lessee's business or for any loss of income or profit therefrom.
9.   Damage or Destruction.
        9.1   Definitions.
              (a) "Premises Partial Damage" shall mean damage or destruction to the Premises, other than Lessee-Owned Alterations and Utility Installations, the repair cost of which damage or destruction is less than fifty percent (50%) of the then Replacement Cost (as defined in Paragraph 9. 1 (d)) of the Premises (excluding Lessee-Owned Alterations and Utility Installations and Trade Fixtures) Immediately prior to such damage or destruction.
              (b) "Premises Total Destruction" shall mean damage or destruction to the Premises, other than Lessee-Owned Alterations and Utility Installations, the repair cost of which damage or destruction Is fifty percent (50%) or more of the then Replacement Cost of (tie Premises (excluding Lessee Owned Alterations and Utility Installations and Trade Fixtures) Immediately prior to such damage or destruction. In addition, damage or destruction to the Building, other than Lessee-Owned Alterations and Utility Installations and Trade Fixtures of any lessees of the Building, the cost of which damage of destruction is fifty percent (50%) or more of the then Replacement Cost (excluding Lessee-Owned Alterations and Utility Installations and Trade Fixtures of any lessees of the Building) of the Building shall. at the option of Lessor, be deemed to be Premises Total Destruction.
               (c) "Insured Loss" shall mean damage or destruction to the Premises, other than Lessee-Owned Alterations and Utility Installations and Trade Fixtures, which was caused by an event required to be covered by the Insurance described In Paragraph 8.3(a) irrespective of any deductible amounts or coverage limits Involved.
               (d)"Replacement Cost" shall mean the cost to repair or rebuild the Improvements owned by Lessor at the time of the occurrence to their condition existing immediately prior thereto, Including demolition. debris removal and upgrading required by the operation of applicable building codes, ordinances or laws, and without deduction for depreciation.
               (e)"Hazardous Substance Condition" shall mean the occurrence or discovery of a condition involving the presence of, or a contamination by a Hazardous Substance as defined in Paragraph 6.2(a), In, on, or under the Premises.

        9.2 Premises Partial Damage - Insured Loss. If Premises Partial Damage that is an Insured Loss occurs, then Lessor shall, at Lessor's expense, repair such damage (but not Lessee's Trade Fixtures or Lessee-Owned Alterations and Utility Installations) as soon as reasonably possible and this Lease shall continue in full force and effect. In the event. however, that there Is a shortage of Insurance proceeds and such shortage is due to the fact that, by reason of the unique nature of the Improvements In the Premises, full replacement cost Insurance coverage was not commercially reasonable and available, Lessor shall have no obligation to pay for the shortage In Insurance proceeds or to fully restore the unique aspects of the Premises unless Lessee provides Lessor with the funds to cover same. or adequate assurance thereof, within ten (10) days following receipt of written notice of such shortage and request therefor It Lessor receives said funds or adequate assurance thereof within said ten (10) day period. Lessor shall complete them as soon as reasonably possible and this Lease shall remain In full force and effect. If Lessor does not receive such funds or assurance within said period. Lessor may nevertheless elect by written notice to Lessee within ten (10) days thereafter to make such restoration and repair as Is commercially reasonable with Lessor paying any shortage in proceeds, In which case this Lease shall remain In full force and effect. If Lessor does not receive such funds or assurance within such ten (10) day period. and it Lessor does not so elect to restore and repair, then this Lease shall terminate sixty (60) days following the occurrence of the damage or destruction. Unless otherwise agreed, Lessee shall In no event have any right to reimbursement from Lessor for any funds contributed by Lessee to repair any such damage or destruction. Premises Partial Damage due to flood or earthquake shall be subject to Paragraph 9.3 rather than Paragraph 9.2, notwithstanding that there may be some Insurance coverage, but the net proceeds of any such Insurance shall be made available for the repairs if made by either Party.
        9.3 Partial Damage - Uninsured Loss. If Premises Partial Damage that Is not an Insured Loss occurs, unless caused by a negligent or willful act of Lessee (in which event Lessee shall make the repairs at Lessee's expense and this Lease shall continue in full force and effect), Lessor may, at Lessor's option, either (i) repair such damage as soon as reasonably possible at Lessors expense, in which event this Lease shall continue in full force and effect. or
(ii) give written notice to Lessee within thirty (30) days after receipt by Lessor of knowledge of the occurrence of such damage of Lessor's desire to terminate this Lease as of the date sixty (60) days following the date of such notice. In the event Lessor elects to give such notice of Lessor's intention to terminate this Lease, Lessee shall have the right within ten (10) days after the receipt of such notice to give written notice to Lessor of Lessee's commitment to pay for the repair of such damage totally at Lessee's expense and without reimbursement from Lessor. Lessee shall provide Lessor with the required funds or satisfactory assurance thereof within thirty (30) days following such commitment from Lessee. In such event this Lease shall continue in full force and effect, and Lessor shall proceed to make such repairs as soon as reasonably possible after the required funds are available. If Lessee does not give such notice and provide the funds or assurance thereof within the times specified above, this Lease shall terminate as of the date specified in Lessor's notice of termination.
        9.4 Total Destruction. Notwithstanding any other provision hereof. If Premises Total Destruction occurs (including any destruction required by any authorized public authority), this Lease shall terminate sixty (60) days following the date of such Premises Total Destruction, whether or not the damage or destruction is an Insured Loss or was caused by a negligent or willful act of Lessee. In the event, however, that the damage or destruction was caused by Lessee, Lessor shall have the right to recover Lassoes damages from Lessee except as released and waived In Paragraph 9.7.
        9.5 Damage Near End of Term. If at any time during the last six (6) months of the term of this Lease there Is damage for which the cost to repair exceeds one month's Base Rent, whether or not an Insured Loss, Lessor may, at Lessor's option, terminate this Lease effective sixty (60) days following the date of occurrence of such damage by giving written notice to Lessee of Lassoes election to do so within thirty (30) days after the date of occurrence of such damage. Provided. however. If Lessee at that time has an exercisable option to extend this Lease or to purchase the Premises. then Lessee may preserve this Lease by (a) exercising such option, and (b) providing Lessor with any shortage In insurance proceeds (or adequate assurance thereof) needed to make the repairs on or before the earlier of (I) I the date which Is ten (10) days after Lessee's receipt of Lessor's written notice purporting to terminate this Lease, or (ii) the day prior to the date upon which such option expires. If Lessee duly exercises such option during such period and provides Lessor with funds (or adequate assurance thereof) to cover any shortage In Insurance proceeds. Lessor shall, at Lessor's expense, repair such damage as soon as reasonably possible and this Lease shall continue In full force and effect. If Lessee falls to exercise such option and provide such funds or assurance during such period then this Lease shall terminate as of the date set forth In the first sentence of this Paragraph 9.5.

        9.6   Abatement of Rent; Lessee's Remedies.
              (a) In the event of (i) Premises Partial Damage or (ii) Hazardous Substance Condition for which Lessee is not legally responsible. the Base Rent, Common Area Operating Expenses and other charges. If any, payable by Lessee hereunder for the period during which such damage or condition, its repair, remediation or restoration continues. shall be abated in proportion to the degree to which Lessee's use of the Premises Is Impaired. but not in excess of proceeds from Insurance required to be carded under Paragraph 8.3(b). Except for abatement of Base Rent, Common Area Operating Expenses and other charges, if any. as aforesaid, all other obligations of Lessee hereunder shall be performed by Lessee. and Lessee shall have no claim against Lessor for any damage suffered by reason of any such damage, destruction. repair, remediation or restoration.
              (b) It Lessor shall be obligated to repair or restore the Premises under the provisions of this Paragraph 9 and shall not commence, in a Substantial and meaningful way, the repair or restoration of the Premises within ninety (90) days after such obligation shall accrue, Lessee may. at any time prior to the commencement of such repair or restoration, give written notice to Lessor and to any Lenders of which Lessee has actual notice of Lessee's election to terminate this Lease on a date not less than sixty (60) days following the giving of such notice. If Lessee gives such notice to Lessor and Such Lenders and such repair or restoration Is not commenced within thirty (30) days after receipt of such notice. this Lease shall terminate as of the date specified in said notice, If Lessor or a Lender commences the repair or restoration of the Premises within thirty (30) days after the receipt of such notice. this Lease shall continue in full force and effect. "Commence" as used In this Paragraph
9.6 shall mean either the unconditional authorization of the preparation of the required plans, or the beginning of the actual work on the Premises, whichever occurs first.
        9.7 Hazardous Substance Conditions. If a Hazardous Substance Condition occurs, unless Lessee Is legally responsible therefor (in which case Lessee shall make the investigation and remediation thereof required by Applicable Requirements and this Lease shall continue In full force and effect, but subject to Lessor's rights under Paragraph 6.2(c) and Paragraph 13), Lessor may at Lassoes option either (I) Investigate and remediate such Hazardous Substance Condition, if required, as soon as reasonably possible at Lessor's expense. in which event this Lease shall continue in full force and effect. or (ii) if the estimated cost to investigate and remediate such condition exceeds twelve (12) times the then monthly Base Rent or $100,000. whichever is greater, give written notice to Lessee within thirty (30) days after receipt by Lessor of knowledge of the occurrence of such Hazardous Substance Condition of Lessor's desire to terminate this Lease as of the date sixty (60) days following the date of such notice. In the event Lessor elects to give such notice of Lessor's intention to terminate this Lease. Lessee shall have the right ' I within ten (10) days after the receipt of such notice to give written notice to Lessor of Lessee's commitment to pay for the excess costs of (a) Investigation and remediation of such Hazardous Substance Condition to the extent required by Applicable Requirements, over (b) an amount equal to twelve (12) times the then monthly Base Rent or $100,000, whichever Is greater. Lessee shall provide Lessor with the funds required of Lessee or satisfactory assurance thereof within thirty
(30) days following said commitment by Lessee. In such event this Lease shall continue in full force and effect, and Lessor shall proceed to make such Investigation and remediation as soon as reasonably possible after the required funds are available. It Lessee does not give such notice and provide the required funds or assurance thereof within the time period specified above, this Lease shall terminate as of the date specified In Lassoes notice of termination.
        9.8 Termination - Advance Payments. Upon termination of this Lease pursuant to this Paragraph 9, Lessor shall return to Lessee any advance payment made by Lessee to Lessor and so much of Lessee's Security Deposit as has not been, or Is not then required to be. used by Lessor under the terms of this Lease.
        9.9 Waiver of Statutes. Lessor and Lessee agree that the terms of this Lease shall govern the effect of any damage to or destruction of the Premises and the Building with respect to the termination of this Lease and hereby waive the provisions of any present or future statute to the extent it is inconsistent herewith.
10. Real Property Taxes.
        10.1 Payment of Taxes. Lessor shall pay the Real Property Taxes, as defined In Paragraph 10.2(a), applicable to the Industrial Center, and except as otherwise provided In Paragraph 10.3.
        10.2  Real Property Tax Definitions.
               (a)As used herein, the term "Real Property Taxes" shall include any form of real estate tax or assessment, general, special, ordinary or extraordinary. and any license fee, commercial rental tax, Improvement bond or bonds. levy or tax (other than Inheritance, personal income or estate taxes) imposed upon the Industrial Center by any authority having the direct or Indirect power to tax, Including any city, state or federal government, or any school, agricultural, sanitary. fire street, drainage. or other Improvement district thereof. levied against any legal or equitable interest of Lessor in the Industrial Center of any portion thereof. Lessors right to rent or other income therefrom, and/or Lessor's business of leasing the Premises. The term "Real Property Taxes" shall also include any tax, fee, levy, assessment or charge, or any increase therein, imposed by reason of events occurring, or changes in Applicable Law taking effect, during the term of this Lease, including but not limited to a change In the ownership of the Industrial Center or in the improvements thereon, the execution of this Lease, or any modification, amendment or transfer thereof, and whether or not contemplated by the Parties.
               (b)Material deleted.

        10.3 Additional Improvements. Common Area Operating Expenses shall not Include Real Property Taxes specified In the tax assessor's records and work sheets as being caused by additional Improvements placed upon the Industrial Center by other lessees or by Lessor for the exclusive enjoyment of such other lessees, Notwithstanding Paragraph 10.1 hereof, Lessee, however, pay to Lessor promptly upon notice from Lessor, the entirety of any increase In Real Properly Taxes if assessed solely by reason of Alterations, Trade Fixtures or Utility Installations placed upon the Premises by Lessee or at Lessee's request.
        10.4  Material deleted.
        10.5 Lessee's Property Taxes. Lessee shall pay prior to delinquency all taxes assessed against and levied upon Lessee-Owned Alterations and Utility Installations, Trade Fixtures, furnishings, equipment and all personal property of Lessee contained In the Premises or stored within the Industrial Center. When possible. Lessee shall cause its Lessee-Owned Alterations and Utility Installations, Trade Fixtures, furnishings, equipment and all other personal property to be assessed and billed separately from the real property of Lessor. If any of Lessee's said property shall be assessed with Lessor's real property, Lessee shall pay Lessor the taxes attributable to Lessee's property within ten
(10) days after receipt of a written statement setting forth the taxes applicable to Lessee's property.
11. Utilities. Lessor shall pay directly for al utilities and services supplied to the Premises, including, but not limited to, electricity. telephone, security, gas and cleaning of the Premises, together with any taxes thereon.
12. Assignment and Subletting.
        12.1  Lessor's Consent Required.
               (a)Lessee shall not voluntarily or by operation of law assign, transfer, mortgage or otherwise transfer or encumber (collectively, "assign") or sublet all or any part of Lessee's Interest in this Lease or In the Premises without Lessor's prior written consent given under and subject to the terms of Paragraph 36.
               (b)A change In the control of Lessee shall constitute an assignment requiring Lessor's consent. The transfer, on a cumulative basis, of twenty-five percent (25%) or more of the voting control of Lessee shall constitute a change In control for this purpose.
               (c)The Involvement of Lessee or ft assets In any transaction, or series of transactions (by way of merger, sale, acquisition, financing, refinancing. transfer. leveraged buy-out or otherwise). whether or not a formal assignment or hypothecation of this Lease or Lessee's assets occurs. which results or will result In a reduction of the Net Worth of Lessee, as hereinafter defined, by an amount equal to or greater than twenty-five percent (25%) of such Net Worth of Lessee as it was represented to Lessor at the time of full execution  and  delivery  of  this  Lease  or at the  time  of the  most  recent assignment to which Lessor has consented, or as It exists Immediately prior to said transaction or transactions constituting such reduction, at whichever time said Net Worth of Lessee was of is greater, shall be considered an assignment of this Lease by Lessee to which Lessor may reasonably withhold its consent. "Net Worth of Lessee" for purposes of this Lease shall be the net worth of Lessee (excluding any Guarantors) established under generally accepted accounting principles consistently applied.
               (d)An assignment or subletting of Lessee's Interest In this Lease without Lassoes specific prior written consent shall, at Lessor's option, be a Default curable after notice per Paragraph 13.1, or a non-curable Breach without the necessity of any notice and grace period. If Lessor elects to treat such unconsented to assignment or subletting as a non-curable Breach, Lessor shall have the right to either: (i) terminate this Lease, or (ii) upon thirty (30) days' written notice ("Lessor's Notice"), Increase the monthly Base Rent for the Premises to the greater of the then fair market rental value of the Premises, as reasonably determined by Lessor. or one hundred ten percent (110%) of the Base Rent then In effect. Pending determination of the new fair market rental value. if disputed by Lessee, Lessee shall pay the amount set forth In Lessors Notice, with any overpayment credited against the next installment(s) of Base Initials. Rent coming due. and any underpayment for the period retroactively to the effective date of the adjustment being due and payable immediately upon the determination thereof. Further, in the event of such Breach and rental adjustment, (1) the purchase price of any option to purchase the Premises held by Lessee shall be subject to similar adjustment to the then fair market value as reasonably determined by Lessor (without the Lease being considered an encumbrance or any deduction for depreciation or obsolescence, and considering the Premises at Its highest and best use and In good condition) or one hundred ten percent (110%) of the price previously In effect, (11) any Index-oriented rental or price adjustment formulas contained in this Lease shall be adjusted to require that the base Index be determined with reference to the Index applicable to the time of such adjustment, and (iii) any fixed rental adjustments scheduled during the remainder of the Lease term shall be Increased In the same ratio as the new rental bears to the Base Rent in effect immediately prior the adjustment specified In Lessor's Notice.
               (e)Lessee's remedy for any breach of this Paragraph 12.1 by Lessor shall be limited to compensatory damages and/or injunctive relief.

        12.2  Terms and Conditions Applicable to Assignment and Subletting.
              (a) Regardless of Lessor's consent, any assignment or subletting shall not (1) be effective without the express written assumption by such assignee or sublessee of the obligations of Lessee under this Lease. (11) release Lessee of any obligations hereunder. nor (ill) alter the primary liability of Lessee for the payment of Base Rent and other sums due Lessor hereunder or for the performance of any other obligations to be performed by Lessee under this Lease.
               (b) Lessor may accept any rent or performance of Lessee's obligations from any person other than Lessee pending approval or disapproval of an assignment. Neither a delay in the approval or disapproval I of such assignment nor the acceptance of any rent for performance shall constitute a waiver or estoppel of Lessor's right to exercise its remedies for the Default or Breach by Lessee of any of the terms. covenants or conditions of this Lease.
               (c) The consent of Lessor to any assignment or subletting shall not constitute a consent to any subsequent assignment or subletting by Lessee or to any subsequent or successive assignment or subletting by the assignee or sublessee. However, Lessor may consent to subsequent sublettings and assignments of the sublease or any amendments or modifications thereto without notifying Lessee or anyone else liable under this Lease or the sublease and without obtaining their consent, and such action shall not relieve such persons from liability under this Lease or the sublease.
               (d)In the event of any Default or Breach of Lessee's obligation under this Lease, Lessor may proceed directly against Lessee, any Guarantors or anyone else responsible for the performance of the Lessee's -obligations under this Lease. Including any sublessee, without first exhausting Lessor's remedies against any other person or entity responsible therefor to Lessor, or any security held by Lessor.
               (e)Each request for consent to an assignment or subletting shall be In writing, accompanied by Information relevant to Lessor's determination as to the financial and operational responsibility and appropriateness of the proposed assignee or sublessee. Including, but not limited to, the intended use and/or required modification of the Premises, It any, together with a non-refundable deposit of $1,000 or ten percent (10%) of the monthly Base Rent applicable to the portion of the Premises which Is the subject of the proposed assignment or sublease. whichever Is greater, as reasonable consideration for Lessor's considering and processing the request for consent. Lessee agrees to provide Lessor with such other or additional information and/or documentation as may be reasonably requested by Lessor.
               (f)Any assignee of. or sublessee under, this Lease shall. by reason of accepting such assignment or entering Into such sublease, be deemed, for the benefit of Lessor, to have assumed and agreed to conform and comply with each and every term. covenant, condition and obligation herein to be observed or performed by Lessee during the term of said assignment or sublease, other than such obligations as are contrary to or inconsistent with provisions of an assignment or sublease to which Lessor has specifically consented In writing.
               (g)The occurrence of a transaction described In Paragraph 12.2(c) shall give Lessor the right (but not the obligation) to require that the Security Deposit be increased by an amount equal to six (6) times the then monthly Base Rent, and Lessor may make the actual receipt by Lessor of the Security Deposit increase a condition to Lessor's consent to such transaction.
               (h)Lessor, as a condition to giving Its consent to any assignment or subletting, may require that the amount and adjustment schedule of tile rent payable under this Lease be adjusted to what is then the market value and/or adjustment schedule for property similar to the Premises as then constituted, as determined by Lessor.
        12.3 Additional Terms and Conditions Applicable to Subletting. The following terms and conditions shall apply to any subletting by Lessee of all or any part of the Premises and shall be deemed Included In all subleases under this Lease whether or not expressly Incorporated therein:
              (a) Lessee hereby assigns and transfers to Lessor all of Lessee's Interest In all rentals and Income arising from any sublease of all or a portion of the Premises heretofore or hereafter made by Lessee, and Lessor may collect such rent and Income and apply same toward Lessee's obligations under this Lease; provided, however, that until a Breach (as defined In Paragraph 13.1) shall occur in the performance of Lessee's obligations under this Lease, Lessee may, except as otherwise provided In this Lease, receive, collect and enjoy the rents accruing under such sublease. Lessor shall not, by reason of the foregoing provision or any other assignment of such sublease to Lessor. nor by reason of the collection of the rents from a sublessee, be deemed liable to the sublessee for any failure of Lessee to perform and comply with any of Lessee's obligations to such sublessee under such Sublease. Lessee hereby irrevocably authorizes and directs any such sublessee, upon receipt of a written notice from Lessor stating that a Breach exists in the performance of Lessee's obligations under this Lease, to pay to Lessor the rents and other charges due and to become due under [lie sublease. Sublessee shall rely upon any such statement and request from Lessor and shall pay such rents and other charges to Lessor without any obligation or right to inquire as to whether such Breach exists and notwithstanding any notice from or claim from Lessee to the contrary. Lessee shall have no right or claim against such sublessee, or, until the Breach has been cured, against Lessor, for any such rents and other charges so paid by said sublessee to Lessor.

               (b)In the event of a Breach by Lessee in the performance of Its obligations under this Lease, Lessor. at Its option and without any obligation to do so, may require any sublessee to attorn to Lessor, in which event Lessor shall undertake the obligations of the sublessor under such sublease from the time of the exercise of said option to the expiration of such sublease; provided, however, Lessor shall not be liable for any prepaid rents or security deposit paid by such sublessee to such sublessor or for any other prior defaults or breaches of such sublessor under such sublease.
               (c) Any matter or thing requiring the consent of the sublessor under a sublease shall also require the consent of Lessor herein.
               (d) No sublessee under a sublease approved by Lessor shall further assign or sublet all or any part of the Premises without Lessor's prior written consent.
               (e)Lessor shall deliver a copy of any notice of Default or Breach by Lessee to the sublessee, who shall have the right to cure the Default of Lessee within the grace period. if any, specified In such notice. The sublessee shall have a right of reimbursement and offset from and against Lessee for any such Defaults cured by the sublessee.
13.  Default; Breach; Remedies.
        13.1 Default; Breach. Lessor and Lessee agree that If an attorney Is consulted by Lessor In connection with a Lessee Default or Breach (as hereinafter defined), $350.00 Is a reasonable minimum sum per such occurrence for legal services and costs In the preparation and service of a notice of Default, and that Lessor may Include the cost of such services and costs In said notice as rent due and payable to cure said default. A "Default" by Lessee is defined as a failure by Lessee to observe. comply with or perform any of the terms. covenants, conditions or rules applicable to Lessee under this Lease. A "Breach" by Lessee Is defined as the occurrence of any one or more of the following Defaults, and, where a grace period for cure after notice is specified herein, the failure by Lessee to cure such Default prior to the expiration of the applicable grace period, and shall entitle Lessor to pursue the remedies set forth in Paragraphs 13.2 and/or 13.3:
              (a) The vacating of the Premises without the intention to reoccupy same, or the abandonment of the Premises.
              (b) Except as expressly otherwise provided In this Lease. the failure by Lessee to make any payment of Base Rent,
Lessee's Share of Common Area Operating Expenses, or any other monetary payment required to be made by Lessee hereunder as and when due, the failure by Lessee to provide Lessor with reasonable evidence of insurance or surety bond required under this Lease, or the failure of Lessee to fulfill any obligation under this Lease which endangers or threatens life or property, where such failure continues for a period of three (3) days following written notice thereof by or on behalf of Lessor to Lessee.
              (c) Except as expressly otherwise provided in this Lease, the failure by Lessee to provide Lessor with reasonable written evidence (in duly executed original form, if applicable) of (1) compliance with Applicable Requirements per Paragraph 6.3. (11) the Inspection, maintenance and service contracts required under Paragraph 7.1(b). (ill) the rescission of an unauthorized assignment or subletting per Paragraph 12.1, (iv) a Tenancy Statement per Paragraphs `16 or 37, (v) the subordination or non-subordination of this Lease per Paragraph 30. (vi) the guaranty of the performance of Lessee's obligations under this Lease it required under Paragraphs 1. 11 and 37. (vii)
the  execution of any document  requested  under  Paragraph 42  (easements),  or
(viii) any other documentation or information which Lessor may reasonably require of Lessee under the terms of this Lease. where any such failure continues for a period of ten (10) days following written notice by or on behalf of Lessor to Lessee.
             (d) A   Default   by   Lessee  as    to   the   terms,   covenants,
conditions or provisions of this Lease, or of the rules adopted under Paragraph hereof that are to be observed, compiled with or performed by Lessee, other than those described In Subparagraphs 13.1 (a), (b) or (c). above. where such Default continues for a period of thirty (30) days after written notice thereof by or on behalf of Lessor to Lessee: provided. however. that if the nature of Lessee's Default is such that more than thirty (30) days are reasonably required for Its cure. then It shall not be deemed to be a Breach of this Lease by Lessee if Lessee commences such cure within said thirty (30) day period and thereafter diligently prosecutes such cure to completion.
             (e) The occurrence of any of the following  events: (i) the  making by Lessee of any general arrangement or assignment for the benefit of creditors; (ii) Lessee's becoming a "debtor' as defined In 11 U.S. Code Section 101 or any successor statute thereto (unless, in the case of a petition filed against Lessee, the same is dismissed within thirty (30) days), (iii) the appointment of a trustee or receiver to take possession of substantially all of Lessee's assets located at the Premises or of Lessee's Interest In this Lease. where possession Is not restored to Lessee within thirty (30) days; or (iv) the attachment, execution or other Judicial seizure of substantially all of Lessee's assets located at the Premises or of Lessee's Interest in this Lease. where such seizure is not discharged within thirty (30) days: provided, however. In the event that any provision of this Subparagraph 13.1 (e) Is contrary to any applicable law, such provision shall be of no force or effect, and shall not affect the validity of the remaining provisions.
              (f) The management of Lessee's affairs being assumed by any governmental. regulatory or judicial authority, or if Lessee is prohibited by any governmental or regularity authority from continuing Ito primary line of business, if such assumed management is not relinquished by such governmental or regulatory authorities within 30 days.
              (g) Lessee's breach or default under the certain Services Agreement between Lessee and Lessor, which breach remains uncured after the expiration of any applicable "cure" period stated therein.

        13.2 Remedies. If Lessee fails to perform any affirmative duty or obligation of Lessee under this Lease, within ten (10) days after written notice to Lessee (or in case of an emergency, without notice). Lessor may, at Its option (but without obligation to do so), perform such duty or obligation on Lessee's behalf, including, but not limited to, the obtaining of reasonably required bonds. Insurance policies, or governmental licenses, permits or approvals. The costs and expenses of any such performance by Lessor shall be due and payable by Lessee to Lessor upon Invoice therefor. If any check given to Lessor by Lessee shall not be honored by the bank upon which It Is drawn, Lessor, at Its own option, may require all future payments to be made under this Lease by Lessee to be made only by cashier's check. In the event of a Breach of this Lease by Lessee (as defined In paragraph 13.1), with or without further notice or demand, and without limiting Lessor In the exercise of any right or remedy which Lessor may have by reason of such Breach, Lessor may:
               (a)Terminate Lessee's right to possession of the Premises by any lawful means. In which case this Lease and the term hereof shall terminate and Lessee shall immediately surrender possession of the Premises to Lessor. In such event Lessor shall be entitled to recover from Lessee: (I) the worth at the time of the award of the unpaid rent which had been earned at the time of termination; (if) the worth at the time of award of the amount by which the unpaid rent which would have been earned after termination until the time of award exceeds the amount of such rental loss that the Lessee proves could have been reasonably avoided; (if!) the worth at the time of award of the amount by which the unpaid rent for the balance of the term after the time of award exceeds the amount of such rental loss that the Lessee proves could be reasonably avoided; and (iv) any other amount necessary to compensate Lessor for all the detriment proximately caused by the Lessee's failure to perform Its obligations under this Lease or which in the ordinary course of things would be likely to result therefrom. including. but not limited to, the cost of recovering possession of the Premises, expenses of reletting, including necessary renovation and alteration of the Premises, reasonable attorneys' fees. and that portion of any leasing commission paid by Lessor in connection with this Lease applicable to the unexpired term of this Lease. The worth at the time of award of the amount referred to in provision (iii) of the immediately preceding sentence shall be computed by discounting such amount at the discount rate of the Federal Reserve Bank of San Francisco or the Federal Reserve Bank District in which the Premises are located at the time of award plus one percent (1%). Efforts by Lessor to mitigate damages caused by Lessee's Default or Breach of this Lease shall not waive Lessor's right to recover damages under this Paragraph 13.2. If termination of this Lease is obtained through the provisional remedy of unlawful detainer, Lessor shall have the right to recover in such proceeding the unpaid rent and damages as are recoverable therein. or Lessor may reserve the right to recover all or any part thereof in a separate suit for such rent and/or damages. If a notice and grace period required under Subparagraph
13. 1 (b), (c) or (d) was not previously given. a notice to pay rent or quit. or to perform or quit, as the case may be. given to Lessee under any statute authorizing the forfeiture of leases for unlawful detainer shall also constitute the applicable notice for grace period purposes required by Subparagraph 13-1(b),(c)or(d). In such case, the applicable grace period under the unlawful detainer statute shall run concurrently after the one such statutory notice, and the failure of Lessee to cure the Default within the greater of the two (2) such grace periods shall constitute both an unlawful detainer and a Breach of this Lease entitling Lessor to the remedies provided for In this Lease and/or by said statute.
               (b)Continue the Lease and Lessee's right to possession in effect (in California under California Civil Code Section 1951.4) after Lessee's Breach and recover the rent as It becomes due, provided Lessee has the right to sublet or assign, subject only to reasonable limitations. Lessor and Lessee agree that the limitations on assignment and subletting In this Lease are reasonable. Acts of maintenance or preservation, efforts to relet the Premises, or the appointment of a receiver to protect the Lessor's Interest under this Lease. shall not constitute a termination of the Lessee's right to possession,
               (c)Pursue any other remedy now or hereafter available to Lessor under the laws or judicial decisions of the state wherein the Premises are located.
               (d)The expiration or termination of this Lease and/or the termination of Lessee's right to possession shall not relieve Lessee from liability under any indemnity provisions of this Lease as to matters occurring or accruing during the term hereof or by reason of Lessee's occupancy of the Premises.
        13.3 Inducement Recapture In Event of Breach. Any agreement by Lessor for free or abated rent or other charges applicable to the Premises. or for the giving or paying by Lessor to or for Lessee of any cash or other bonus, Inducement or consideration for Lessee's entering into this Lease. all of which concessions are hereinafter referred to as "Inducement Provisions" shall be deemed conditioned upon Lessee's full and faithful performance of all of the terms, covenants and conditions of this Lease to be performed or observed by Lessee during the term hereof as the same may be extended. Upon the occurrence of a Breach (as defined In Paragraph 13.1) of this Lease by Lessee. any such Inducement Provision shall automatically be deemed deleted from this Lease and of no further force or effect. and any rent, other charge, bonus, Inducement or consideration theretofore abated, given or paid by Lessor under such an Inducement Provision shall be Immediately due and payable by Lessee to Lessor, and recoverable by Lessor. as additional rent due under this Lease, notwithstanding any subsequent cure of said Breach by Lessee. The acceptance by Lessor of rent or the cure of the Breach which initiated the operation of this Paragraph 13.3 shall not be deemed a waiver by Lessor of the provisions of this Paragraph 13.3 unless specifically so stated in writing by Lessor at the time of such acceptance.

       13.4 Late Charges. Lessee hereby acknowledges that late payment by Lessee to Lessor of rent and other sums due hereunder will cause Lessor to incur costs not contemplated by this Lease, the exact amount of which will be extremely difficult to ascertain. Such costs include, but are not limited to, processing and accounting charges, and late charges which may be Imposed upon Lessor by the terms of any ground lease, mortgage or deed of trust covering the Premises. Accordingly, if any installment of rent or other sum due from Lessee shall not be received by Lessor or Lessor's designee within ten (10) days after such amount shall be due. Then without any requirement for notice to Lessee, Lessee shall pay to Lessor a late charge equal to six percent (6%) of such overdue amount. The parties hereby agree that such late charge represents a fair and reasonable estimate of the costs Lessor will incur by reason of late payment by Losses. Acceptance of such late charge by Lessor shall In no event constitute a waiver of Lessee's Default or Breach with respect to such overdue amount, nor prevent Lessor from exercising any of the other rights and remedies granted hereunder. In the event that a late charge is payable hereunder, whether or not collected, for three (3) consecutive Installments of Base Rent, then notwithstanding Paragraph 4.1 or any other provision of this Lease to the contrary, Base Rent shall, at Lessor's option, become due and payable quarterly in advance.
        13.5 Breach by Lessor. Lessor shall not be deemed In breach of this Lease unless Lessor fails within a reasonable time to perform an obligation required to be performed by Lessor. For purposes of this Paragraph 13.5, a reasonable time shall In no event be less than thirty (30) days after receipt by Lessor, and by any Lender(s) whose name and address shall have been furnished to Lessee In writing for such purpose, of written notice specifying wherein such obligation of Lessor has not been performed; provided, however, that If the nature of Lessor's obligation Is such that more than thirty (30) days after such notice are reasonably required for its performance. then Lessor shall not be in breach of this Lease If performance Is commenced within such thirty (30) day period and thereafter diligently pursued to completion.
14. Condemnation. If the Premises or any portion thereof are taken under the power of eminent domain or sold under the threat of the exercise of said power (all of which are herein called "condemnation"), this Lease shall terminate as to the part so taken as of the date the condemning authority takes title or possession, whichever first occurs. If more than ton percent (10%) of the floor area of the Premises. or more than twenty-five percent (25%) of the portion of the Common Areas designated for Lessee's parking, Is taken by condemnation. Lessee may. at Lessee's option, to be exercised In writing within ten (10) days after Lessor shall have given Lessee written notice of such taking (or in the absence of such notice, within ten (10) days after the condemning authority shall have taken possession) terminate this Lease as of the date the condemning authority takes such possession. If Lessee does not terminate this Lease in accordance with the foregoing, this Lease shall remain in full force and effect as to the portion of the Premises remaining. except that the Base Rent shall be reduced in the same proportion as the rentable floor area of the Premises taken bears to the total rentable floor area of the Premises. No reduction of Base Rent shall occur if the condemnation does not apply to any portion of the Premises. Any award for the taking of all or any part of the Premises under the power of eminent domain or any payment made under threat of the exercise of such power shall be the property of Lessor, whether such award shall be made as compensation for diminution of value of the leasehold or for the taking of the fee, or as severance damages; provided. however, that Lessee shall he entitled to any compensation, separately awarded to Lessee for Lessee's relocation expenses and/or loss of Lessee's Trade Fixtures. In the event that this Lease is not terminated by reason of such condemnation. Lessor shall to the extent of Its net severance damages received, over and above Lessee's share of the legal and other expenses Incurred by Lessor In the condemnation matter. repair any damage to the Premises caused by such condemnation authority, Lessee shall be responsible for the payment of any amount in excess of such net severance damages required to complete such repair.
15.  Material  deleted.

16.  Tenancy  and  Financial Statements.
        16.1 Tenancy Statement. Each Party (as "Responding Party") shall within ten (10) days after written notice from the other Party (the "Requesting Party") execute, acknowledge and deliver to the Requesting Party a statement In writing in a form similar to the then most current "Tenancy Statement" form published by the American Industrial Real Estate Association, plus such additional Information. confirmation and/or statements as may be reasonably requested by the Requesting Party.
        16.2 Financial Statement. If Lessor desires to finance, refinance, or sell the Premises or the Building. or any part thereof, Lessee and all Guarantors shall deliver to any potential lender or purchaser designated by Lessor such financial statements of Lessee and such Guarantors as may be reasonably required by such lender or purchaser. Including, but not limited to, Lessee's financial statements for the past three (3) years. All such financial statements shall be received by Lessor and such lender or purchaser In confidence and shall be used only for the purposes herein set forth.
17. Lessor's Liability. The term "Lessor" as used herein shall mean the owner or owners at the time In question of the fee title to the Premises. in the event of a transfer of Lessor's title or Interest In the Premises or In this Lease. Lessor shall deliver to the transferee or assignee (in cash or by credit) any unused Security Deposit held by Lessor at the time of such transfer or assignment. Except as provided In Paragraph 15.3, upon such transfer or assignment and delivery of the Security Deposit, as aforesaid. the prior Lessor shall be relieved of all liability with respect to the obligations and/or covenants under this Lease thereafter to be performed by the Lessor. Subject to the foregoing, the obligations and/or covenants in this Lease to be performed by the Lessor shall be binding only upon the Lessor as herein above defined.
18. Severability. The invalidity of any provision of this Lease. as determined by a court of competent jurisdiction, shall in no way affect the validity of any other provision hereof.
19. Interest on Past-Due Obligations. Any monetary payment due Lessor hereunder, other than late charges, not received by Lessor within ten (10) (lays following the date on which It was due, shall bear Interest from the date due at the prime rate charged by the largest state chartered bank in the state In which the Premises are located plus four percent (4%) per annum. but not exceeding the maximum rate allowed by law, In addition to the potential late charge provided for in Paragraph 13.4.
20. Time of Essence. Time is of the essence with respect to the performance of all obligations to be performed or observed by the Parties tinder this Lease.
21. Rent Defined. All monetary obligations of Lessee to Lessor under the terms of this Lease are deemed to be rent. No Prior or other Agreements. This Lease contains all agreements between the Parties with respect to any matter mentioned herein, and no other prior or contemporaneous agreement or understanding shall be effective.
22. No Prior or other Agreements. This Lease contains all agreements between the Parties with respect to any matter mentioned herein, and no other prior or contemporaneous agreement or understanding shall be effective.
23. Notices.
        23.1 Notice Requirements. All notices required or permitted by this Lease shall be In writing and may be delivered in person (by hand or by messenger or courier service) or may be sent by regular, certified or registered mail or U.S. Postal Service Express Mail, with postage prepaid, or by facsimile transmission during normal business hours, and shall be deemed sufficiently given If served In a manner specified In this Paragraph 23. The addresses noted adjacent to a Party's signature on this Lease shall be that Party's address for delivery or mailing of notice purposes. Either Party may by written notice to the other specify a different address for notice purposes. except that upon Lessee's taking possession of the Premises, the Premises shall constitute Lessee's address for the purpose of mailing or delivering notices to Lessee. A copy of all notices required or permitted to be given to Lessor hereunder shall be concurrently transmitted to such party or parties at such addresses as Lessor may from time to time hereafter designate by written notice to Lessee.
        23.2 Date of Notice. Any notice sent by registered or certified mail, return receipt requested, shall be deemed given on the date of delivery shown on the receipt card, or if no delivery date is shown, the postmark thereon. If sent by regular mail, the notice shall be deemed given forty-eight (48) hours after the same is addressed as required herein and mailed with postage prepaid. Notices delivered by United States Express Mail or overnight courier that guarantees next day delivery shall be deemed given twenty-four (24) hours after delivery of the same to the United States Postal Service or courier. If any notice is transmitted by facsimile transmission or similar means, the same shall be deemed served or delivered upon telephone or facsimile confirmation of receipt of the transmission thereof, provided a copy is also delivered via delivery or mail. If notice Is received on a Saturday or a Sunday or a legal holiday, it shall be deemed received on the next business day.

24. Waivers. Nowaiver by Lessor of the Default or Breach of any term.covenant or condition hereof by Lessee, shall be deemed a waiver of any other term, covenant or condition hereof, or of any subsequent Default or Breach by Lessee of the same or any other term, covenant or condition hereof. Lessor's consent to, or approval of any such act shall not be deemed to render unnecessary the obtaining of Lessor's consent to, or approval of, any subsequent or similar act by Lessee, or be construed as the basis of an estoppel to enforce the provision or provisions of this Lease requiring such consent. Regardless of Lessor's knowledge of a Default or Breach at the time of accepting rent, the acceptance of rent by Lessor shall not be a waiver of any Default or Breach by Lessee of any provision hereof. Any payment given Lessor by Lessee may be accepted by Lessor on account of monies or damages due Lessor, notwithstanding any qualifying statements or conditions made by Lessee In connection therewith, which such statements and/or conditions shall be of act force or effect whatsoever unless specifically agreed to In writing by Lessor at or before the time of deposit of such payment.
25. Recording. Either Lessor or Lessee shall, upon request of the other, execute, acknowledge and deliver to the other a short-form memorandum in o this Lease for recording purposes. The Party requesting recordation shall be responsible for payment of any fees or taxes applicable thereto.
26. No Right to Holdover. Lessee has no right to retain possession of the Premises or any part thereof beyond the expiration or earlier termination of this Lease. In the event that Lessee holds over In violation of this Paragraph 26 then the Base Rent payable from and after the time of the expiration or earlier termination of this Lease shall be Increased to two hundred percent (200%) of the Base Rent applicable during the month immediately preceding such expiration or earlier termination. Nothing contained herein shall be construed as a consent by Lessor to any holding over by Lessee.
27.  Cumulative Remedies.  No  remedy  or   election  hereunder shall be deemed
exclusive but shall, wherever possible, be cumulative with all other remedies at law or in equity.
28. Covenants and Conditions. All provisions of this Lease to be observed or performed by Lessee are both covenants and conditions.
29. Binding Effect; Choice of Law. This Lease shall be binding upon the Parties, their personal representatives, successors and assign and be governed by the laws of the state in which the Premises are located. Any litigation between the Parties hereto concerning this Lease shall be initiated in the county in which the Premises are located.
 30. Subordination,  Attornment; Non-Disturbance.
        30.1 Subordination. This Lease and any Option granted hereby shall be subject and subordinate to any ground lease, mortgage, deed of trust, or other hypothecation or security device (collectively, "Security Device"). now or hereafter placed by Lessor upon the real property of which the Premises are a part, to any and all advances made on the security thereof, and to all renewals. modifications, consolidations, replacements and extensions thereof. Lessee agrees that the Lenders holding any such Security Device shall have no duty, liability or obligation to perform any of the obligations of Lessor under this Lease. but that in the event of Lessor's default with respect to any such obligation, Lessee will give any Lender whose name and address have been furnished Lessee In writing for such purpose notice of Lessor's default pursuant to Paragraph 13.5. If any Lender shall elect to have this Lease and/or any Option granted hereby superior to the lien of its Security Device and shall give written notice thereof to Lessee, this Lease and such Options shall be deemed prior to such Security Device, notwithstanding the relative dates of the documentation or recordation thereof.
        30.2 Attornment. Subject to the non-disturbance provisions of Paragraph 30.3, Lessee agrees to attorn to a Lender or any other party who acquires ownership of the Premises by reason of a foreclosure of a Security Device. and that In the event of such foreclosure, such new owner shall not: (I) be liable for any act or omission of any prior lessor or with respect to events occurring prior to acquisition of ownership, (if) be subject to any offsets or defenses which Lessee might have against any prior lessor, or (III) be bound by prepayment of more than one (1) month's rent.
        30.3 Non-Disturbance. With respect to Security Devices entered Into by Lessor after the execution of this Lease. Lessee's subordination of this Lease shall be subject to receiving assurance (a 'non-disturbance agreement) from the Lender that Lessee's possession and this Lease, including any options to extend the term hereof, will not be disturbed so long as Lessee Is not in Breach hereof and attorns to the record owner of the Premises.
        30.4 Self-Executing. The agreements contained In this Paragraph 30 shall be effective without the execution of any further documents: provided, however, that upon written request from Lessor or a Lender In connection with a sale.
financing or refinancing of Premises. Lessee and Lessor shall execute such further writings as may be reasonably required to separately document any such subordination or non-subordination, attornment and/or non-disturbance agreement as Is provided for herein.
31. Attorneys' Fees. If any Party brings an action or proceeding to enforce the terms hereof or declare rights hereunder, the Prevailing Party (as hereafter defined) in any such proceeding, action, or appeal thereon, shall be entitled to reasonable attorneys' fees. Such fees may be awarded in the same suit or recovered in a separate suit, whether or not such action or proceeding is pursued to decision or judgment. The term "Prevailing Party" shall include, without limitation, a Party who substantially obtains or defeats the relief sought, as the case may be, whether by compromise, settlement, judgment, or the abandonment by the other Party of its claim or defense. The attorneys' fee award shall not be computed in accordance with any court fee schedule, but shall be such as to fully reimburse all attorneys' fees reasonably incurred. Lessor shall be entitled to attorneys' fees. costs and expenses incurred in preparation and service of notices of Default and consultations In connection therewith, whether or not a legal action is subsequently commenced in connection with such Default or resulting Breach.
32. Lessor's Access; Showing Promises; Repairs. Lessor and Lessor's agents shall have the right to enter the Premises at any time, in the case of an emergency. and otherwise at reasonable times for the purpose of showing the same to prospective purchasers, lenders, or lessees, and making such alterations, repairs, improvements or additions to the Premises or to the Building, as Lessor may reasonably deem necessary. Lessor may at any time place on or about the Premises or Building any ordinary "For Sale" signs and Lessor may at any time during the last one hundred eighty (180) days of the term hereof place on or about the Premises any ordinary "For Lease" signs. All such activities of Lessor shall be without abatement of rent or liability to Lessee.
33. Auctions. Lessee shall not conduct, nor permit  to  be  conducted,   either
voluntarily or Involuntarily, any auction upon the Premises without first having obtained Lessor's prior written consent. Notwithstanding anything to the contrary In this Lease, Lessor shall not be obligated to exercise any standard of reasonableness in determining whether to grant such consent.
34. Signs.Lessee shall not place any sign upon the exterior of the Premises or the Building. except that Lessee may, with Lessor's prior written consent, install (but not on the roof) such signs as are reasonably required to advertise Lessee's own business so long as such signs are in a location designated by Lessor and comply with Applicable Requirements and the signage criteria established for the Industrial Center by Lessor. The Installation of any sign on (tie Premises by or for Lessee shall be subject to the provisions of Paragraph 7 (Maintenance, Repairs, Utility Installations, Trade Fixtures and Alterations). Unless otherwise expressly agreed herein, Lessor reserves all rights to the use of the roof of the Building, and the right to Install advertising signs on the Building, including the roof, which do not unreasonably Interfere with the conduct of Lessee's.
business;  Lessor shall be entitled to all revenues from such advertising signs.
35. Termination; Merger. Unless specifically stated otherwise in writing by Lessor, the voluntary or other surrender of this Lease by Lessee, the mutual termination or cancellation hereof, or a termination hereof by Lessor for Breach by Lessee, shall automatically terminate any sublease or lesser estate in the Premises, provided; however, Lessor shall, In the event of any such surrender, termination or cancellation, have the option to continue any one or all of any existing subtenancies. Lessor's failure within ten (10) days following any such event to make a written election to the contrary by written notice to the holder of any such lesser interest, shall constitute Lessor's election to have such event constitute the termination of such Interest.
36. Consents.
              (a) Except for  Paragraph  33 hereof  (Auctions)  or as  otherwise provided herein, wherever In this Lease the consent of a Party is required to an act by or for the other Party. such consent shall not be unreasonably withheld or delayed. Lessor's actual reasonable costs and expenses (including. but not limited to, architects', attorneys'. engineers' and other consultants' fees) Incurred In the consideration of, or response to. a request by Lessee for any Lessor consent pertaining to this Lease or the Premises. Including, but not limited to. consents to an assignment a subletting or the presence or use of a Hazardous Substance, shall be paid by Lessee to Lessor upon receipt of an Invoice and supporting documentation therefor. In addition to the deposit described in Paragraph 12.2(e). Lessor may, as a condition to considering any such request by Lessee, require that Lessee deposit with Lessor an amount of money (in addition to the Security Deposit hold under Paragraph 5) reasonably calculated by Lessor to represent the cost Lessor will Incur in considering and responding to Lessee's request. Any unused portion of said deposit shall be refunded to Lessee without Interest. Lessors consent to any act, assignment of this Lease or subletting of the Premises by Lessee shall not constitute an acknowledgement that no Default or Breach by Lessee of this Lease exists, nor shall such consent be deemed a waiver of any then existing Default or Breach. except as may be otherwise specifically stated In writing by Lessor at the time of such consent.
               (b)All conditions to Lessor's consent authorized by this Lease are acknowledged by Lessee as being reasonable. The failure to specify herein any particular condition to Lessor's consent shall not preclude the impositions by Lessor at the time of consent of such further of other conditions as are then reasonable with reference to the particular matter for which consent Is being given.

37.  Material deleted.
38. Quiet Possession. Upon payment by Lessee of the rent for the Premises and the performance of all of the covenants, conditions and provisions on Lessee's part to be observed and performed under this Lease, Lessee shall have quiet possession of the Premises for the entire term hereof subject to all of the provisions of this Lease.
39.  Material deleted.
40. Rules and Regulations. Lessee agrees that It will abide by, and keep and observe all reasonable rules and regulations ("Rules and Regulations") which Lessor may make from time to lime, for the management. safety, care, and cleanliness of the grounds, the parking and unloading of vehicles and the preservation of good order, as well as for & convenience of other occupants or tenants of the Building and the Industrial Center and their invitees.
41. Security Measures. Lessee hereby acknowledges that the rental payable to Lessor hereunder does not include (he cost of guard service or other security measures, and that Lessor shall have no obligation whatsoever to provide same. Lessee assumes all responsibility for the protection of the Premises, Lessee, its agents and Invitees and their properly from the acts of third parties.
42. Reservations. Lessor reserves the right, from time to time. to grant, without the consent or joinder of Lessee, such easements, rights of way. utility raceways, and dedications that Lessor deems necessary, and to cause the recordation of parcel maps and restrictions. so long as such easements, rights of way, utility raceways, dedications, maps and restrictions do not reasonably Interfere with the use of the Premises by Lessee. Lessee agrees to sign any documents reasonably requested by Lessor to effectuate any such easement rights, dedication. map or restrictions.
43. Performance Under Protest. If at any time a dispute shall arise as to any amount or sum of money to be paid by one Party to the other under the provisions hereof, the Party against whom the obligation to pay the money Is asserted shall have the right to make payment "under protest" and such payment shall not be regarded as a voluntary payment and there shall survive the right on the part of said Party to institute suit for recovery of such sum. If it shall be adjudged that there was no legal obligation on the part of said Party to pay such sum or any part thereof, said Party shall be entitled to recover such sum or so much
thereof  as   it was  not legally  required to pay under the provisions of this
Lease.
44. Authority. If either Party hereto Is a corporation, trust, or general or limited partnership, each Individual executing this Lease on behalf of such entity represents and warrants that he or she is duly authorized to execute and deliver this Lease on Its behalf. If Lessee is a corporation, trust or partnership, Lessee shall, within thirty (30) days after request by Lessor, deliver to Lessor evidence satisfactory to Lessor of such authority.
45.  Conflict.  Any conflict between the printed  provisions of this  Lease arid
the   typewritten  or   handwritten  provisions   shall   be   controlled by th
typewritten or handwritten provisions.
46. Offer. Preparation of this Lease by either Lessor or Lessee or Lessor's agent or Lessee's agent and submission of same to Lessee or Lessor shall not be denied an offer to lease. This Lease is not (Intended to be binding until executed and delivered by all Parties hereto..
47. Amendments. This Lease may be modified only In writing, signed by the Parties In interest at the time of the modification, The Parties shall amend this Lease from time to time to reflect any adjustments that are made to the Base Rent or other rent payable under this Lease. As long as they do not materially change Lessee's obligations hereunder, Lessee agrees to make such reasonable non-monetary modifications to this Lease as may be reasonably required by an institutional Insurance company or pension plan Lender In connection with the obtaining of normal financing or refinancing of the property of which the Premises are a part.
48. Multiple Parties. Except as otherwise expressly provided herein, If more than one person or entity Is named herein as either Lessor or Lessee, the obligations of such multiple parties shall be the joint and several responsibility of all persons or entities named herein as such Lessor or Lessee.

LESSOR AND LESSEE HAVE CAREFULLY READ AND REVIEWED THIS LEASE AND EACH TERM AND PROVISION CONTAINED HEREIN. AND BY THE EXECUTION OF THIS LEASE SHOW THEIR INFORMED AND VOLUNTARY CONSENT THERETO. THE PARTIES HEREBY AGREE THAT, AT THE TIME THIS LEASE IS EXECUTED, THE TERMS OF THIS LEASE ARE COMMERCIALLY REASONABLE AND EFFECTUATE THE INTENT AND PURPOSE OF LESSOR AND LESSEE WITH RESPECT TO THE PREMISES.

IF THIS LEASE HAS BEEN FILLED IN, IT HAS BEEN PREPARED FOR YOUR ATTORNEY-S REVIEW AND APPROVAL. FURTHER, EXPERTS SHOULD BE CONSULTED TO EVALUATE THE CONDITION OF THE PROPERTY FOR THE POSSIBLE PRESENCE OF ASBESTOS, UNDERGROUND STORAGE TANKS OR HAZARDOUS SUBSTANCES. NO REPRESENTATION OR RECOMMENDATION IS MADE BY THE AMERICAN INDUSTRIAL REAL ESTATE ASSOCIATION OR BY THE REAL ESTATE BROKERS OR THEIR CONTRACTORS, AGENTS OR EMPLOYEES AS TO THE LEGAL SUFFICIENCY. LEGAL EFFECT, OR TAX CONSEQUENCES OF THIS LEASE OR THE TRANSACTION TO WHICH IT RELATES; THE PARTIES SHALL RELY SOLELY UPON THE ADVICE OF THEIR OWN COUNSEL AS TO THE LEGAL AND TAX CONSEQUENCES OF THIS LEASE. IF THE SUBJECT PROPERTY IS IN A STATE OTHER THAN CALIFORNIA, AN ATTORNEY FROM THE STATE WHERE THE PROPERTY IS LOCATED SHOULD BE CONSULTED.

The Parties hereto have executed this Lease at the place and on the dates specified above their respective signatures.

Executed at:Concord, California  Executed at: 11901 Olive, Creve Coeur, MO 63141
-------------------------------  -----------------------------------------------
On:         August 3, 1999       On:          August 3, 1999
            --------------                    --------------



By LESSOR:                         By LESSEE:

First Bank of California           First Brokerage America, LLC
------------------------           ----------------------------
By:    /s/ Terrance M. McCarthy    By:    /s/ Edward D. Furman
       ------------------------           --------------------
Title: President                   Title: Manager
       ---------                          -------

NOTE: These forms are often modified to meet changing requirements of law and needs of the Industry. Always write or call to make sure you are utilizing the most current form: AMERICAN INDUSTRIAL REAL ESTATE ASSOCIATION, 700 South Flower Street, Suite 600, Los Angeles. California 90017, (213) 687-8777.

                                    ADDENDUM

         THIS ADDENDUM modifies and amends that certain American Industrial Real Estate Association Standard Commercial/Industrial Multi-Tenant Lease - Gross to which it is attached, between First Bank of California, as Lessor, and First Brokerage America, LLC relating to the Premises described therein. To the extent that any provisions of this Addendum conflict or are inconsistent with any provisions in the Lease, or any other addendum or exhibit attached thereto, the provisions hereof shall control.

         49. Throughout the Term of this Lease, Lessee shall have the right to use, without charge, certain furniture, fixtures and equipment, including but not limited to telephone and computer systems (collectively, "FF&E"), which are owned by Lessor. All such FF&E is leased in its "as-is" condition, without representation or warranty by Lessor as to physical condition or fitness for Lessee's intended use.

         50. Notwithstanding any thing to the contrary contained in the Lease, the lease may be terminated by either party thereto, with or without cause, for any reason or no reason, upon 90 days written notice to the other party.

         51. Without limiting the provisions of Paragraph 50 and notwithstanding anything to the contrary contained in the Lease, Lessee may terminate the Lease upon notice to Lessor upon the occurrence of any of the following events:

(1)      an assignment by Lessor for the benefit of its creditors;

(2)      the levying on or   against  Lessor  property of a writ of execution o
 attachment  that is not released or discharged  within 30 days;

(3) Lessor's breach or default under the Services Agreement between Lessor and Lessee, which breach remains uncured after expiration of any "cure" period stated therein;

(4) the institution in a court of competent jurisdiction of proceeding for the reorganization, liquidation, or insolvency dissolution of Lessor, or for its adjudication as a bankrupt or insolvent, or for the appointment of a receiver of Lessor's property, if such proceedings are not dismissed, and any receiver, trustee, or liquidator appointed therein is not discharged within 30 days after the proceedings are instituted; and

(5) the management of Lessor's affairs being assumed by any governmental, regulatory or judicial authority, or if such party is prohibited by any governmental or regulatory authority from continuing its primary line of business.

                  IN WITNESS WHEREOF the undersigned have duly executed this Addendum on the day and year first above set forth.

By LESSOR:                                     By LESSEE:

First Bank of California                       First Brokerage America, LLC
------------------------                       ----------------------------
By:    /s/ Terrance M. McCarthy                By:    /s/ Edward D. Furman
       ------------------------                       ---------------------
Title: President                               Title: Manager
       ------------------------                       ---------------------





                                                               EXHIBIT A

                                                     BRANCH LOCATIONS - CALIFORNIA
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
BR. #      BRANCH                               BANK HOURS                        TYPE ATM        MISC. INFO.
---------------------------------------------------------------------------------------------------------------------------
                                                                                                  -------------------------
           CAMPBELL                             Lobby:                            Walk-Up         Campbell Ave. at
419        First Bank of California             Mon.-Thurs. 9am-5pm                               Union Ave.
           790 E. Campbell Ave.                 Fri. 9am-6pm
           Campbell, CA 95008                   Sat. - Closed                                     Closest Branch:
             Phone:  408-558-5100                                                                 San Jose
             Fax:      408-558-5118
               Eric Ferenchak, Mgr.                                                               Database 10
---------------------------------------------------------------------------------------------------------------------------
           CONCORD                              Lobby:                            Drive-Up        East Street & Colpak
418        First Bank of California             Mon.-Thurs. 9am-5pm                               Street
           2395 Willow Pass Road                Fri. 9am-6pm
           Concord, CA 94520                    Sat. - Closed                                     Closest Branch:
             Phone:  925-689-9100                                                                 Walnut Creek
             Fax:      925-689-2934
               Russell Clune, Mgr.                                                                Database 10
---------------------------------------------------------------------------------------------------------------------------
           DOUGLAS                              Lobby & Drive-Up:                 Drive-Up        Douglas & Santa Clara
417        First Bank of California             Mon.-Thurs. 9am-5pm
           1625 Douglas Blvd.                   Fri. 9am-6pm                                      Closest Branch:
           Roseville, CA  95661                 Sat. 9am-1pm                                      Vernon
             Phone:  916-782-5561
             Fax:      916-782-5539                                                               Database 10
               Janette Moynier, Mgr.
---------------------------------------------------------------------------------------------------------------------------
           FAIRFIELD                            Lobby:                            Walk-Up         Hillborn & Waterman
430        First Bank of California             Mon.-Thurs. 9am-5pm
           2407 Waterman Blvd.                  Fri. 9am-6pm                                      Closest Branch:
           Fairfield, CA 94533                  Sat. 9am-1pm                                      Vallejo
             Phone:  707-421-0390
             Fax:      707-427-0958                                                               Database 10
               Jeanne Twitchell, Mgr.
---------------------------------------------------------------------------------------------------------------------------
           HOWE                                 Lobby:                            Walk-Up         Northrop & Howe Ave.
415        First Bank of California             Mon.-Fri. 9am-5pm
           865 Howe Ave.                        Sat. - Closed                                     Closest Branch:
           Sacramento, CA 95825                                                                   Vernon
             Phone:  916-924-1778
             Fax:      916-641-2830                                                               Database 10
               Margie Inderbitzen, Mgr.
---------------------------------------------------------------------------------------------------------------------------
           RANCHO CORDOVA                       Lobby:                            Walk-Up         Sunrise & Sun Center
425        First Bank of California             Mon.-Thurs. 9am-5pm                               So. Hwy. 50
           2880 Sunrise Blvd., Suite 100        Fri. 9am-6pm
           Rancho Cordova, CA 95742             Sat. - Closed                                     Closest Branch:
             Phone:  916-635-4553                                                                 Douglas
             Fax:      916-635-5219
               Cassidy Crist, Supervisor                                                          Database 10
---------------------------------------------------------------------------------------------------------------------------



---------------------------------------------------------------------------------------------------------------------------
           SAN FRANCISCO                        Lobby:                            Walk-Up         20th & Taraval Street
420        First Bank of California             Mon.-Thurs. 9am-4pm
           1000 Taraval Street                  Fri. 9am-6pm; Sat. Closed                         Closest Branch:
           San Francisco, CA 94116              Drive-Up:                                         San Pablo
             Phone:  415-661-7070               Mon.-Fri. 8:30am-5pm
             Fax:      415-665-3008             Sat. - Closed                                     Database 10
               Roseanna Hughes, Mgr.
---------------------------------------------------------------------------------------------------------------------------
           SAN PABLO                            Lobby:                            Walk-Up         Church Lane & San
431        First Bank of California             Mon.-Thurs. 9am-5pm                               Pablo Avenue
           13830-A San Pablo Ave.               Fri. 9am-6pm
           San Pablo, CA 94806                  Sat. - Closed                                     Closest Branch:
             Phone:  510-215-3355                                                                 Vallejo
             Fax:      510-237-0678
               Ken Knudsen, Mgr.                                                                  Database 10
---------------------------------------------------------------------------------------------------------------------------
           VALLEJO                              Lobby:                            Walk-Up         Springs Road and
429        First Bank of California             Mon.-Thurs. 9am-5pm                               Oakwood
           116 Springstowne Center              Fri. 9am-6pm
           Vallejo, CA 94591                    Sat. 9am-1pm                                      Closest Branch:
             Phone:  707-554-0390                                                                 Fairfield
             Fax:      707-554-9876
               Michael Goodnight, Mgr.                                                            Database 10
---------------------------------------------------------------------------------------------------------------------------
           VERNON                               Lobby:                            Walk-Up         Lincoln Street
416        First Bank of California             Mon.-Thurs. 9am-5pm
           201 Vernon Street                    Fri. 9am-6pm                                      Closest Branch:
           Roseville, CA 95678                  Sat. Closed                                       Howe
             Phone:  916-783-1267
             Fax:      916-781-2302                                                               Database 10
               Dianne Hall, Mgr.
---------------------------------------------------------------------------------------------------------------------------


                                    EXHIBIT B

                             First Brokerage L.L.C.


                          Rental Calculation by Charter



                        Company #      Square Feet     Number of         Average Charter       Monthly
                                        Occupied       Dedicated         Rate per month      rent paid to
                                        Per Rep.          Reps.                                 Charter
 ------------------------------------------------------------------------------------------------------------------

First Bank of            998              75                1              $   2.25            $  168.75
California
-------------------------------------------------------------------------------------------------------------------

Assumptions:
-Each brokerage representative occupies the equivalent of one desk. -Unoccupied desks can be used by the branches for activities other than taking deposits.
-Desks occupied by the Reps. take up 75 square feet of space in the branches. -The "Average Charter Rate" is an estimated average rental rate for all the branches in the charter.

                                    Exhibit B

                            VARIABLE SERVICES PAYMENT


Variable Services Payment: FBAL agrees to pay to each designated Branch Office each month the Variable Services Payment pursuant to the number of sales of Products achieved in accordance with the calculation appearing on Table 1, attached hereto.

FI will absorb MCIF Fees incurred by FBAL associated with the tracking, data preparation and reporting in proportion to the asset size of the charter.

                                     TABLE 1

$59 (per representative per location)

plus

$15 (per representative per location) multiplied by the number of sales of Products

                                                                 Exhibit 10(z)

                                SERVICE AGREEMENT



         THIS SERVICE AGREEMENT ("Agreement") is made and entered into this 1st day of July, 1999, by and between First Bank of California (hereinafter called "Institution"), a financial institution organized under the laws of the State of California, First Brokerage America L.L.C., a Nevada limited liability company and registered broker/dealer member of the National Association of Securities Dealers ("NASD") and the Securities Investor Protection Corporation ("SIPC") (hereinafter called "B/D"; Institution and B/D are collectively referred to herein as "Affiliates" when services are to be provided by both) and BTI Insurance Agency, Inc., d/b/a BTI Coastal Insurance Agency, Inc., a corporation organized and existing under the laws of Texas (hereinafter called "Agency").

         WHEREAS, Agency is empowered to engage in the solicitation of, negotiation for, procurement of and collection of premiums on insurance and annuity contracts issued by legal reserve life insurance companies authorized to transact business in the State of California; and

         WHEREAS, Agency is licensed by the California State Board of Insurance to engage in the authorized business as a legal reserve life insurance agent in California under lawful appointment by one or more duly licensed life insurance companies; and

         WHEREAS, Institution desires for Agency to make available a broad range of tax deferred insurance and annuity products to its customers within the limits of applicable statutory and regulatory restrictions; and

         WHEREAS, Agency desires to provide Institution's customers with such insurance and annuity products through individually licensed agents of Agency; and

         WHEREAS,   B/D  leases  office  space  on  a  non-exclusive   basis  at
Institution and has a business relationship with Agency for the offering of variable annuities; and

         WHEREAS, B/D desires to provide and Agency desires to receive general support for the marketing and sales of such insurance and annuity products on subleased premises at one or more locations of Institution pursuant to that certain Sublease dated July 1, 1999 by and between B/D and Agency ("Sublease"); and

         WHEREAS, Institution and B/D are affiliates through common ownership or control, and Affiliates have entered into that certain Brokerage Service Agreement, dated as of July 1, 1999, whereby B/D offers Nondeposit Securities Products on various Institution premises; and

         WHEREAS, Institution and B/D each wish to make services available to Agency under mutually agreeable terms and conditions as set forth herein.

         NOW, THEREFORE, in consideration of the mutual covenants and agreements hereinafter set forth and other valuable consideration, the receipt and sufficiency of which are hereby acknowledged and confessed, Institution, B/D and Agency do hereby agree as follows:

                                       I.

         Agency shall insure that each person who shall act as a life insurance agent in the State of California for and on behalf of Agency (hereinafter called the "Agency Representative" or "Agency Representatives") shall first become duly licensed pursuant to the applicable requirements of the California Insurance Code, as amended, and shall become duly appointed by each respective life insurance company to be represented by such person. B/D shall furnish to Agency such services and assistance as Agency may from time to time reasonably require in connection with the training of the Agency Representatives. Institution will allow certain of its employees (hereinafter called the "Institution Employees") to become Agency Representatives and will allow such Institution Employees, after becoming licensed, to market, during normal business hours, Agency-sponsored products on Institution's premises subleased to Agency and located in the State of California (subject to permissibility under California law). Nothing in this Agreement shall preclude an Institution Employee from offering and selling Institution's financial services and products. Institution shall be responsible for supervising each Institution Employee's activities involving the offer or sale of Institution's products and services. Institution will allow Agency, through its Agency Representatives, access to Institution's customers for the purpose of marketing Agency-sponsored products; and Institution and B/D will support Agency's marketing efforts by notifying their customers of the availability of Agency-sponsored insurance and annuity products, through posters in Institution's offices, brochure supplies, inserts in monthly statements, and similar activities. Institution, B/D and Agency shall keep confidential any information not otherwise generally available to the public which it may acquire as a result of this Agreement regarding the business and affairs of each other and its customers.

                                       II.

         B/D shall provide, by sublease, certain undivided portions of the office space leased by Institution to B/D as evidenced by the Sublease, attached hereto as Exhibit A. B/D shall also furnish Agency such services as may be reasonably necessary, including secretarial, filing, bookkeeping, clerical assistance, and similar services through Institution personnel made available to B/D pursuant to the Brokerage Service Agreement by and between Institution and B/D (the "Main Service Agreement") dated July 1, 1999.

                                      III.


         B/D shall provide product review services for Agency in order to determine that the products to be sold by Agency meet Affiliates' standards of excellence. B/D shall also review the suitability of products sold to given customers of Agency in light of such customers' stated investment objectives and needs.

                                       IV.

         Agency will collect and provide safekeeping of all monies and considerations received within the course and scope of Agency's insurance agency business and will transmit the proper portions of such monies and considerations to insurance companies whose policies are sold through Agency. Payments will be made to each Agency Representative entitled to commissions or compensation, if any, arising from the sale of insurance or annuity products, all according to such terms and conditions as may be agreed upon in writing by Agency and such agent and as required by applicable state law. Nothing contained in this paragraph permits any person to engage in the act of selling or offering for sale any insurance product without first securing an applicable license for that purpose.

                                       V.

         Affiliates shall assist Agency in the preparation and maintenance of any reports and miscellaneous correspondence as Agency may reasonably require or request in order to enable its Agency Representatives to comply with all applicable requirements of any governmental entity or authority having jurisdiction over Agency's insurance agency business. Agency agrees to permit personnel from regulatory authorities, including regulatory authorities having jurisdiction over the affairs of Institution or of B/D, reasonable access to its offices to make audits and examinations of records pertaining to Agency activities on the subleased premises.

                                       VI.

         As consideration for Institution's performance of the services and furnishing of the facilities described in this Agreement, Agency agrees to pay at the location of B/D designated by B/D immediately without demand or notice by B/D an amount equal to seventy percent (70%) of Gross Commissions per month per location, less the amount of $50.00. For purposes of this Agreement, "Gross Commissions" shall be equal to the gross commissions received by, or discounts or concessions allowed to, Agency and shall include any charge or fee due to Agency from issuers of Products that are paid to any Agent, net of clearing costs, if any; provided, however, that Gross Commissions shall not include any sum until actually received by Agency. Any chargebacks, or errors caused wholly as a result of the acts of any Agent will reduce the amount accordingly. Gross Commissions shall not include due diligence points, wholesaling commissions, non-accountable fees or reimbursements, or any commission not directly stated as subject to customary direct offsets, including, but not limited to, direct offsets for errors, settlements with clients and trade adjustments. All service fees shall be payable no later than the first day of the second month subsequent to the month during which B/D provides the above-described support activities. It is expressly agreed and understood by and between Agency and B/D that no part of the service fees payable under this Agreement shall constitute, directly or indirectly, payment to Institution of any compensation, remuneration or other valuable consideration for services as a life insurance agent.

                                      VII.

         Agency, B/D and Institution agree to cooperate fully with each other with respect to any governmental investigation or administrative or judicial proceeding and in connection with any customer complaint with respect to the transaction of insurance and annuity business by Agency or by any of its Agency Representatives. Each party shall consult with the other party before responding to any such investigation, administrative or judicial proceeding or customer complaint, and each party shall keep the other fully advised as to the status thereof.

                                      VIII.

         B/D shall assist Agency in its compliance with all applicable federal and state securities laws, state insurance laws, and all other provisions of law, including federal, state, county, and city laws, ordinances, and regulations, building codes, and other governmental or municipal regulations which relate to the occupancy and use of the subleased premises, including, without limitation, the applicable provisions and requirements of the Interagency Statement on Retail Sales of Nondeposit Investment Products published by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of Comptroller of the Currency and the Office of Thrift Supervision dated February 15, 1994, as such statement may be amended from time to time. Agency shall, however, be ultimately responsible for such compliance.

                                       IX.

         Agency shall not prepare or publish any advertising or solicitation material of any kind whatsoever containing any reference of any kind to B/D, Institution or any person or company affiliated with B/D or Institution, or use or refer to the name of B/D, Institution or any affiliate of either, in connection with the solicitation or sale of insurance or annuity products, unless the prior written consent of B/D or Institution, as applicable, is obtained. B/D and Institution shall, prior to use, obtain the prior written approval of Agency in connection with the use of any and all advertising, sales literature and other sales materials that reference any insurance or annuity product distributed or sponsored by Agency. B/D shall provide Agency with such technical and marketing assistance as Agency shall reasonably require or request in connection with the preparation of advertising and the dissemination thereof, but it shall be the duty of Agency to secure the approval of each insurance company and governmental or regulatory authority from whom approval is required prior to the use of such advertising. Agency understands that all documents, records, lists or other information relating to customers of Institution are the proprietary property of Institution and shall not be used for any purpose other than as contemplated by this Agreement.

                                       X.

         Institution shall use its best efforts to cause its customers to be aware of the existence of Agency on Institution's subleased premises and to make appropriate referrals of its customers to Agency, as permitted under applicable state law. Agency shall cooperate fully with Institution in the rendition of Agency's services hereunder and shall provide and furnish Institution with such information as may be reasonably required by Institution in connection therewith. Agency, B/D and Institution hereby agree to protect, indemnify, and hold and save harmless each from the other, to include all agents, servants and employees of each, against any and all claims, costs, losses, damages, and liability incurred by either of them as a result of the breach or violation of any of the terms of this Agreement by the other, or because of any misrepresentation, negligence or other misdeed by the other in dealing with all third parties.

                                       XI.

         Any provision of this Agreement to the contrary notwithstanding, Institution and Agency agree that the Agency Representatives shall be independent contractors with Agency and no Institution Employee shall be deemed to be an employee of Agency for any purpose whatsoever. No Institution Employee shall be entitled to receive any remuneration or other compensation from Agency or any insurance company in connection with the sale of any insurance or annuity product by such Institution Employee or such Institution Employee's services as an Agency Representative hereunder, except for commissions to be paid the Agency Representative as set forth in Paragraph V hereof.


                                      XII.

         This Agreement may be terminated by any party hereto with or without cause, upon thirty (30) days written notice by certified mail to the other party at the address respectively set forth in Paragraph XVI, or if such address be insufficient to permit delivery of notice, then such notice may be mailed to the party's last known address. Either party may automatically terminate this Agreement upon the happening of any one, or more, of the following events:

         (i)  Any party making an assignment for the benefit of its creditors;

         (ii) The levying on or against any party's property of a writ of execution or attachment that is not released or discharged within thirty (30) days;

         (iii) The institution in a court of competent jurisdiction of proceedings for the reorganization, liquidation, or involuntary dissolution of any party, or for its adjudication as a bankrupt or insolvent, or for the appointment of a receiver of any party's property, if the proceedings are not dismissed, and any receiver, trustee, or liquidator appointed therein is not discharged within thirty (30) days after the proceedings are instituted;

         (iv) The management of any party's affairs being assumed by any governmental, regulatory or judicial authority, or if the sale of the products covered by this Agreement is prohibited by any regulatory authority having jurisdiction over any party;

         (v) Agency's doing or permitting to be done any act that creates a mechanics' lien or claim against the land or building of which the premises are a part that is not released or otherwise provided for by indemnification satisfactory to B/D within thirty (30) days;

         (vi) Agency's failing to pay any service fee installment, or other charge or money obligation required by this Agreement, within ten (10) days after written notice, or to perform any other covenant under this Agreement within thirty (30) days after written notice; and

         (vii) Agency's deserting or vacating any substantial portion of the premises for five or more consecutive days.

                                      XIII.

         Except for the Main Lease, the Brokerage Service Agreement and the Sublease, this Agreement constitutes the entire Agreement and understanding between the parties hereto with respect to the subject matter hereof. Except as otherwise provided herein, the terms and conditions of this Agreement shall inure to the benefit of and be binding upon the respective subsidiaries, affiliates, successors and assigns of the parties hereto. Neither this Agreement nor any of the rights, obligations or liabilities of either party hereunder shall be assigned without the prior written consent of the other party hereto, which consent shall not be unreasonably withheld. The assigning party will remain liable for each obligation under this Agreement until the assignee assumes all obligations under this Agreement. For the duration of this Agreement and for twenty four (24) months after its termination, Institution agrees that it will not promote, recommend or consult or in any manner encourage the termination, surrender, or cancellation of any insurance or annuity contracts sold by Agency Representatives. However, the foregoing shall not prevent Institution from promoting, recommending, consulting regarding, or encouraging the termination of an insurance or annuity contract sold by Agency Representatives if Institution reasonably believed such action to be in the best interest of its customer considering all financial factors including termination penalties. Institution acknowledges that replacement of a contract sold hereunder may be subject to all applicable laws and regulations, including the filing by a licensed agency of appropriate replacement forms and reports with state insurance departments as required.

                                      XIV.

         This Agreement shall be interpreted, construed and enforced in accordance with the laws of the State of California. If any provision of this Agreement shall be held invalid or unenforceable by a court or tribunal of competent jurisdiction, the remainder shall not be affected thereby, but shall have the same force and effect as if the invalid or unenforceable provision had not been inserted. This Agreement constitutes the sole agreement of the parties and supersedes any prior understandings or written or oral agreements between the parties respecting the subject matter. If any action at law or in equity, including an action for declaratory relief, is brought to enforce or interpret this Agreement, the prevailing party is entitled to recover reasonable attorney's fees from the other. The fees may be set by the court in the trial of the action or may be enforced in a separate action for that purpose, and the fees will be in addition to any other relief that may be awarded. The parties declare that it is impossible to measure in money the damages that will accrue to either party, their heirs, executors, administrators, legal representatives, successors, or assigns by reason of a failure to perform any of the obligations under this agreement. Therefore, if a party, its heirs, executors, administrators, legal representatives, successors, or assigns institute any action or proceeding to enforce this sublease, any person against whom the action or proceedings are brought agrees that specific performance may be sought and obtained for any breach of this Agreement. This Agreement and all other copies of it, insofar as they relate to the rights, duties, and remedies of the parties, will be considered one agreement. This Agreement may be executed concurrently in one or more counterparts, each of which will be considered an original, but all of which together will constitute one instrument. Time is of the essence in this Agreement.

                                       XV.

         Unless this Agreement provides otherwise, any notice, tender, or delivery to be given by either party to the other may be effected by personal delivery in writing or by registered or certified mail, postage prepaid, return receipt requested, (i) if to Agency at 5555 San Felipe, 5th Floor, Houston, TX 77056, or (ii) if to Institution at 1625 Douglas Blvd., Roseville, CA 95661 or
(iii) if to B/D at 11901 Olive Blvd., Creve Coeur, MO 63141. Such notices will be considered received as of mailing.

         IN WITNESS HEREOF, the undersigned parties hereto have caused this Agreement to be executed by their duly authorized officers as of the date first above written.



                                         Agency

                                         By:      /s/ David B. Frank
                                                  Name: David B. Frank
                                                  ----------------------
                                                  Title: President
                                                  ----------------------

                                         Institution

                                         By:      /s/ Terrance M. McCarthy
                                                 -------------------------
                                                 Name:Terrance M. McCarthy
                                                 -------------------------
                                                 Title: President
                                                 -------------------------

                                         B/D

                                         By:      /s/ Edward D. Furman
                                                  -----------------------
                                                  Name:Edward D. Furman
                                                  -----------------------
                                                  Title:Manager
                                                  -----------------------

                                    EXHIBIT A

                                    SUBLEASE

                                    SUBLEASE

         THIS SUBLEASE  ("Sublease") is entered into as of this 1st day of July,
 1999   by   and between  FIRST  BROKERAGE  AMERICA LLC  ("Sublessor") and   BTI
 INSURANCE AGENCY, INC. d/b/a BTI Coastal Insurance Agency, Inc. ("Sublessee").

         A. Sublessor is the lessee under that certain lease dated July 1, 1999 (the "Master Sublease"), pursuant to which Sublessor leases certain premises described in Exhibit A attached hereto (the "Premises") from First Bank of California, headquartered in Roseville, California (the "Master Lessor").

         B. Sublessee desires to sublease from Sublessor that certain undivided portion of the Premises described in Exhibit B attached hereto, together with furniture, fixtures, equipment, office supplies and other items Sublessee may require in its insurance and annuity business (the "Subleased Premises") upon the terms and subject to conditions set forth herein.

         NOW, THEREFORE, the parties agree as follows:

1. Demise. Sublessor hereby leases, lets and demises unto Sublessee, and Sublessee hereby leases and rents from Sublessor, upon the terms, covenants and conditions herein contained, the Subleased Premises.

2. Term. The term of this Sublease (the "Term") shall commence on July 1, 1999 (the "Commencement Date") and continue until July 1, 2000, unless earlier terminated as provided herein.

3. Rent. Sublessee shall pay, as rent hereunder, to Sublessor, at 11901 Olive Blvd., Creve Coeur, Missouri 63141, or to such other person or at such other address as Sublessor may from time to time hereafter designate by notice to Sublessee, without demand and without set-off or deduction whatsoever, rent in an amount equal to $50.00 per month per branch location of Master Lessor. It is the intention of the parties that this Sublease be a "gross" Sublease, and that Sublessee shall not be obligated to make any payment to Sublessor other than Rent. Without limiting the generality of the foregoing, Sublessee shall not be obligated to pay any premiums for insurance, to pay any real property taxes, or to pay any common area maintenance charges, percentage rent or any other amounts which may be payable by Sublessor to the Master Lessor under the Master Lease.

4. Master Lease. This Sublease is subject to all of the terms, covenants and conditions of the Master Lease. Sublessee agrees that it will not take any actions which constitute a breach or default under the Master Lease. As long as Sublessee performs its obligations under this Sublease, including but not limited to the payment of Rent, Sublessor will pay all rent and other sums due and payable to the Master Lessor under the Master Lease, and will not take any actions which constitute a breach or default under the Master Lease, and will not take any actions which constitute a breach or default under the Master Lease. To the extent that the consent of the Master Lessor shall also be required for the performance of any acts by Sublessor under the Master Lease, the consent of Sublessor shall also be required for the performance of such acts by Sublessee under this Sublease, and such consent shall also be conditioned upon receipt of the consent of the Master Lessor.

5. Use. Sublessee may only use the Subleased Premises for the purposes of providing insurance agent and brokerage services.

6. Utilities, Services and Maintenance; Personal Property.

                           a)       Utilities  (HVAC, water, sewer, electricity,
telephone and other utilities required for the transaction of insurance business contemplated by this Sublease), services (janitorial, heat and air conditioning) and maintenance will be provided by the Master Lessor.

                           b)       Throughout  the   Term  of  this  Sublease,
Sublessee shall have the right to use, without charge, certain furniture, fixtures and equipment, including but not limited to telephone and computer systems (collectively, "FF&E"), which are owned by Master Lessor. All such FF&E is leased in its "as-is" condition, without representation or warranty by Sublessor as to physical condition or fitness for Sublessee's intended use.

7. Quiet Enjoyment; Access. Subject to the provisions of this Sublease and the Master Lease, as long as Sublessee is not in default hereunder, Sublessee shall have and enjoy the quiet enjoyment of Subleased Premises. Sublessee shall also have the right to use the "common areas" of the Premises for ingress and egress to the Subleased Premises. Notwithstanding the foregoing, upon reasonable prior notice (except in the case of an emergency) and during business hours, Sublessor and Sublessor's agents or representatives may inspect the Subleased Premises for the purpose of making audits and examinations of records pertaining to Sublessee's activities at the Subleased Premises.

8. Indemnification and Release. Sublessee agrees to defend, indemnify and hold harmless Sublessor from any and all claims, demands, expenses, actions, causes of action, and other liabilities, including attorneys' fees and costs, which arise in connection with Sublessee's use or occupancy of the Subleased Premises. Sublease hereby releases Sublessor from all liability for damages from any cause whatsoever which Sublessee may incur in connection with the use or occupancy of the Subleased Premises, except for acts involving willful misconduct or gross negligence of Sublessor or its employees or agents.

9. Sublessor Warranty. Sublessor warrants and represents to Sublessee that the Master Lease has not been amended or modified except as disclosed in writing to Sublessee, that Sublessor is not now, and as of the commencement of the Term hereof will not be, in default or breach of any of the provisions of the Master Lease, and that the Master Lessor is not now, and as of the commencement of the Term will not be, in default or breach of any of the provisions of the Master Lease.

10.      Termination; Default.

10.1 This Sublease may be terminated by either party hereto, with or without cause, for any reason or no reason, upon thirty (30) days written notice to the other party.

10.2 Without limiting the foregoing, either party may terminate this Sublease immediately upon notice to the other party upon the occurrence of any of the following events by the other party:

                           (i)      an assignment by such party for the  benefit
of its creditors;

                           (ii)     the levying on   or   against   such party's
property of a writ of execution or attachment that is not released or discharged within thirty (30) days;

                           (iii)  such  party's  breach  or  default  under  the
Services Agreement between Sublessor and Sublessee, which breach remains uncured after expiration of any "cure" period stated therein;

                           (iv)     the  institution  in a court  of  competent
jurisdiction of proceeding for the reorganization, liquidation, or insolvency dissolution of such party, or for its adjudication as a bankrupt or insolvent, or for the appointment of a receiver of such party's property, if such proceedings are not dismissed, and any receiver, trustee, or liquidator appointed therein is not discharged within 30 days after the proceedings are instituted; and

                           (v)      the management of such party's affairs being
assumed by any governmental, regulatory or judicial authority, or if such party is prohibited by any governmental or regulatory authority from continuing its primary line of business

10.3 Without limiting the foregoing, Sublessor may terminate this agreement immediately upon notice to Sublessee upon the occurrence of any of the following events:
                           (i)      Sublessee's  failure   to  pay Sublessor any
installment of Rent or any other fee, charge or monies due to Sublessor, within 10 days after the same shall have been due,

                           (ii)   Sublessee's   failure  to  perform  any  other
covenant under this Sublease within thirty (30) days after written notice from Sublessor.

11.      Remedies.

11.1 Upon any of the events described in Sections 10.2 or 10.3 above, Sublessor may terminate Sublessee's right to possession of the Subleased Premises by any lawful means, in which case this Sublease and the Term hereof shall terminate and Sublessee shall immediately surrender possession of the Subleased Premises to Sublessor. In such event, in addition to any other rights or remedies Sublessor may have at law or in equity, Sublessor may (i) recover any amounts permitted pursuant to California Civil Code Section 1951.2 or any successor statute thereto, or (ii) exercise the remedy provided in California Civil Code
Section 1951.4 (Sublessor may continue Sublease in effect after Sublessee's breach and abandonment and recover rent as it becomes due, if Sublessee has the right to sublet or assign, subject to reasonable limitations).

11.2 Sublessor's failure to enforce any default or breach of covenant on the part of Sublessee shall not be, or be construed as a waiver thereof, nor shall any custom or practice between the parties in the course of administering this instrument be construed to waive or lessen the right of Sublessor to insist upon the performance by Sublessee of any term, covenant or condition hereof, or to exercise any right given it on account of any such default. The acceptance of Rent hereunder shall not become or be construed to become a waiver of any term, covenant or condition of this Sublease.

12. Notices. Any notice under or relating to this Sublease shall be given in writing and shall be deemed sufficiently given and served for all purposes when personally delivered or given by telex or machine-confirmed facsimile or three business days after a writing is deposited in the United States mail, first class postage or other charges prepaid and registered, return receipt requested, addressed as follows:

         If to Sublessor:           First Brokerage America, L.L.C.
                                    Attn: Edward D. Furman, Manager
                                    11901 Olive Blvd.
                                    Creve Coeur, Missouri 63141
                                    Fax No.: (314) 995-8781

         If to Sublessee:           BTI Insurance Agency, Inc.
                                    Attn: David B. Frank, President
                                    450 Gears Suite 770
                                    Houston TX 77067
                                    Fax No.: (281) 953-4143

13. Entire Agreement. Except for that certain Service Agreement dated July 1, 1999, ("Service Agreement") this Sublease is and shall be considered to be the only agreement between the parties hereto with respect to the subject matter hereof. All negotiations and agreements with respect to the subject matter of this Sublease have been merged herein and in the Service Agreement and are included herein or therein. There are no other representations or warranties between the parties and all reliance with respect to representations are contained in this Sublease or the Service Agreement.

14. Consent to Sublease by the Master Lessor. It is understood and agreed between Sublessor and Sublessee that this Sublease is subject to receipt of the written consent of Master Lessor.

15. Construction. This Agreement has been executed in and is to be performed in the State of California, and this Agreement shall be interpreted in accordance with the laws of the State of California.

16. Amendments. This Agreement may not be amended, modified or altered except by a written instrument executed by all parties hereto.

17. Gender; Number. As used herein, the masculine, feminine or neuter gender, and the singular or plural number, shall each be deemed to include the others whenever the context so indicates.

18.   Counterparts.   This  Agreement  may  be  executed  in  one  (1)  or  more counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one (1) and the same instrument.

19. Waiver. The failure of any party, at any time, to require timely performance by any other party of any provision of this Agreement shall not affect such party's rights thereafter to enforce the same, nor shall the waiver by any party of any breach of any provision of this Agreement, whether or not agreed to in writing, be taken or held to be a waiver of the breach of any other provision or a waiver of any subsequent breach of the same provision of this Agreement. No extension of time for the performance of any obligation or act hereunder shall be deemed to be an extension of time for the performance of any other obligation or act hereunder.

20. Additional Acts. The parties agree to perform such further acts and to execute, acknowledge and deliver such documents as may be necessary to effectuate the provisions of this Agreement.

                  IN WITNESS WHEREOF the undersigned have duly executed this Agreement on the day and year first above set forth.

"Sublessor"

FIRST BROKERAGE AMERICA, L.L.C.

/s/ Edward D. Furman
-------------------------------------------
By:  Edward D. Furman
Its:  Manager


"Sublessee"

BTI INSURANCE AGENCY, INC.

d/b/a BTI COASTAL INSURANCE AGENCY, INC.

/s/ David B. Frank
-------------------------------------------
By:  David B. Frank
Its:  President

                                    Exhibit B

                            CONSENT OF MASTER LESSOR
                            ------------------------

         The undersigned, lessor ("Master Lessor") under the above-referenced Master Lease, hereby consents to the attached Sublease, on the terms and conditions set forth above, provided that the granting of such consent shall not constitute a consent to any subsequent sublease of the Subleased Premises.

         Master Lessor agrees that if the Sublease shall be terminated, canceled or surrendered prior to the end of the Term of the attached Sublease, Sublessee's possession of the Subleased Premises under the Sublease or Sublease shall not be disturbed or interfered with by Master Lessor in the exercise of any of its rights under the Sublease and all of the terms and conditions set forth in the attached Sublease shall continue in full force and effect between Master Lessor and Sublessee as though said Sublease were originally made and entered into between Master Lessor and Sublessee.

"Master Lessor"

FIRST BANK OF CALIFORNIA

/s/ Terrance M. McCarthy
------------------------
By: Terrance M. McCarthy
------------------------
Its: President
------------------------

                                                                 Exhibit 10(aa)

                           Brokerage Service Agreement

                                 [Texas Version]

This Brokerage Service Agreement (this "Agreement") is made and entered into this 1st day of July, 1999, by and between First Bank TEXAS, N.A. ("FI"), a financial institution organized under the banking laws of the State of Texas, and First Brokerage America, L.L.C. ("FBAL"), a Nevada limited liability company and registered broker/dealer member of the National Association of Securities Dealers ("NASD") and the Securities Investor Protection Corporation ("SIPC").

                                   WITNESSETH:

WHEREAS, FBAL has developed a program to provide customers of banks affiliated with First Banks, Inc., a Missouri corporation and bank holding company ("First Banks"), access to Products (defined herein), on such terms and conditions as set forth herein; and

WHEREAS, FBAL is a registered broker/dealer ("Broker/Dealer") in the business of providing Nondeposit Investment Products ("NIP") at various banking locations of banks affiliated with FI or First Banks; and

WHEREAS, FI has reviewed the reputation and business practices of FBAL prior to entering into this Agreement; and

WHEREAS, FI desires to have FBAL make itself available to execute orders to purchase and sell NIP for customers of FI; and

WHEREAS, the parties desire to establish a NIP program (the "Program") that complies with all applicable laws and regulations and in accordance with the terms of this Agreement.

NOW THEREFORE, in consideration of the mutual covenants and agreements made herein and other good and valuable consideration, FBAL and FI hereby agree as follows:

              SECTION 1. LEASE AND SERVICE PROGRAM DESCRIPTION AND
              ----------------------------------------------------
                                    PRODUCTS
                                    --------

(a) FI will lease space (the exact nature, size, and location to be agreed upon by FI and FBAL) to FBAL at FI's main office and one or more of its branch office locations (each location being a "Branch Office"), in accordance with that certain Lease Agreement, attached hereto and incorporated herein by reference for all purposes as Exhibit A . In addition to office space, FI shall provide to FBAL desks and other office furniture, copiers, fax machines and other office
         equipment,   computer   maintenance,   software  and hardware support,
         tracking services, customer lists (as permitted by applicable law), paper supplies, lights, modem lines, custodial fees, and all other incidental costs related to the conduct of the business or services necessary to offer Products at the locations of FI. FI shall also provide telephones and telephone lines (any direct lines will be answered with FBAL's name). FI may provide occasional administrative or clerical support as requested by FBAL and if agreed to by FI. The Products offered will be through FBAL on a fully-disclosed basis.

(b) Customers of FI will be offered the Products through FBAL at each Branch Office. FBAL will make available and execute transactions of Products on an agency or riskless principal basis upon the order and for the account of customers as defined in and required by the NASD Rules of Fair Practice, through Registered Representatives (as described in Section 2(b), below) for the following: equity securities, debt securities, open-end/closed end mutual funds and fixed annuities and variable insurance products (collectively, the "Securities Products"). Each such Registered Representative shall be subject to the continuing approval of FI and may be terminated by management of FI if the Registered Representative is not qualified to be associated with the Program as required by this Agreement.

(c) All the Products offered through the Program are subject to the prior approval of FI and FBAL. FBAL shall recommend and advise FI on the selection of Products that will be available for sale at each Branch Office, which Products shall be subject to the continuing approval of FI.

(d) Any amendments to this Agreement to maintain compliance with any and all applicable rules, regulations and statutes ("Applicable Law") shall be deemed made automatically, without any action required of any party hereto, on the date of enactment.

(e) Travel costs and other fees generated solely for the benefit of FI will be reimbursed by FI to FBAL. This shall include airfare, hotels and meals, but shall not include printing and other such costs that are the obligation of FBAL to provide so that business can be conducted.

                      SECTION 2: BRANCH OFFICE DESIGNATION
                      ------------------------------------

(a) FBAL will advise and assist regarding the placement and setup of each FBAL Branch Office on FI premises. The Program will operate at all mutually agreeable offices of FI. To comply with applicable securities laws and regulations, Branch Office premises shall (i) be held out as a place where securities business is transacted and (ii) meet the most conservative definition of a "branch office" as defined in Rule 3010(g)(2) of NASD Manual--Conduct Rules. FBAL and FI shall maintain strict and total separation of their respective businesses, including separation of records and physical facilities, and shall conduct their respective businesses at all times so as not to lead to confusion between the business conducted by FI and the business conducted by FBAL. Any space used by FBAL within an FI branch pursuant to the Lease Agreement should be located in an area which is physically distinct from the area where retail deposits are taken, and FBAL shall prominently display its name and logo in such space.

(b) Securities-related activities shall be conducted solely through individuals who shall be properly registered representatives (the "Registered Representatives") of FBAL in its Broker/Dealer capacity. These individuals may also be dual employees of FI and shall be licensed agents ("Agents") of FBAL in its Agency capacity. Designated principals of FBAL management will exclusively supervise all sales activities under NASD rules and will train, supervise, control and assume responsibility for all the activities contemplated herein. Registered Representatives shall provide all securities services as directed by that certain FBAL Supervisory Procedures Manual. No one who has been barred from membership in any Self Regulatory Organization ("SRO") shall be allowed to associate with the Program.

(c) FBAL and FI agree that all sums due and owing FI under this Agreement shall originate with the sales of Products by FBAL. FBAL will, in turn, be responsible for distribution of the amounts due each Registered Representative, provided that such Registered Representative is being compensated for activities conducted in accordance herewith, and provided further that the Registered Representative is properly licensed to conduct the activity. FBAL will be responsible for payment of all non-securities and non-insurance related wages, including any withholding or other taxes required by Applicable Law.
         Compensation will be paid to FI in accordance with Section 3, below.

(d) FI and FBAL agree and acknowledge that no unregistered or non-licensed employees will engage in any securities activities, nor will they receive any compensation based on transactions or sales. Unregistered employees shall be prohibited from (i) recommending any Products or
         (ii) handling any question that might require any familiarity with the securities industry. The same employees may not handle or maintain customer securities or funds other than providing clerical or ministerial assistance. FI and FBAL will monitor the activities of their respective employees to ensure their compliance with the limitations as set forth in this Agreement. FI understands that dual employees must comply fully with the terms of this Agreement and any employment agreements when acting in a capacity as a FI employee or a NIP provider.

(e) FI and FBAL will mutually agree to a marketing plan and budget. It will be mutually determined who will bear the cost of such marketing plans. All marketing relating to the offering of Products shall comply with Applicable Law. FI agrees and understands that it may not advertise or communicate with the public in or through any medium without prior written approval of FBAL. The parties may agree from time to time on advertising and promoting the advice and services of FBAL through (i) promotional literature mailed to current FI customers and others, (ii) newspaper and other media advertisements,
         (iii) seminars and (iv) other approaches. Any such advertisements and promotions shall contain conspicuous and easy to comprehend disclosures concerning the nature of and risks associated with nondeposit investment products, including the Products, all in compliance with the Interagency Statement (defined in Section 6(a) below). The costs of all such marketing shall be shared by the parties as they may agree. Each party must obtain prior written permission from the other party before distributing any advertisement or promotional material of any kind that refers to the other party or the advice and services available from it.

                          SECTION 3: COMPENSATION TO FI
                          -----------------------------

(a) Consideration shall be payable by FBAL to FI on the 15th day of each month at the applicable office of FI in the form of payment (the "Variable Services Payment") equal to the calculation described on Exhibit B and Table 1, each of which are attached hereto. In no event shall the Variable Services Payment due to FI in connection with the Insurance Products constitute the payment of compensation for services of a broker/dealer or insurance agent. The Variable Services Payment is in consideration for the services described in Section 1(a).

(b) FBAL shall prepare for FI a written statement for delivery to FI by the 1st and 15th day of each month, showing in reasonable detail the amount of all such Gross Commissions received by FBAL during the prior accounting period and the amount of the Variable Services Payment due FI. Each report prepared on the 15th shall be accompanied by payment in full of such total amount due FI for the prior month.

(c)      FBAL  and  FI  shall  not  structure  the  compensation  of  Registered
         Representatives   in   such  a  way   as  to   result   in   unsuitable
         recommendations or sales being made to customers.

(d) FI's employees or tellers who participate in referral programs that include compensation features shall not be compensated based on whether or not such referrals result in the sale of Products to the referred party. No referral fees shall be paid by FBAL.

(e) FI's employees who perform compliance and/or audit functions in connection with FBAL's sale of Products pursuant to the terms of this Agreement shall not receive incentive compensation which is directly related to the sale of such Products.

                          SECTION 4: CUSTOMER ACCOUNTS
                          ----------------------------

(a) A designated principal of FBAL must approve in writing each account to be opened by a Registered Representative. Each Registered Representative will promptly forward all appropriate information regarding each new account to FBAL's Service Center, presently at 11901 Olive Blvd., Creve Coeur, MO 63141.

(b) At the time the customer account is opened, a Registered Representative shall disclose, both orally (including telemarketing contacts) and in writing to each customer, that the Products: (a) are NOT FDIC insured;
         (b) are neither  obligations  of FI or FBAL nor deposits of FI or FBAL;

         (c) are not guaranteed by FI, their parent companies or FBAL; and (d) involve investment risk including the possible loss of principal (collectively the "Required Disclosures"). Written acknowledgment of the customer's receipt of the Required Disclosures presented must be obtained when the customer account is opened.

(c) All general securities transactions shall be effected on a fully-disclosed basis through clearing brokers designated by FBAL. No customer funds or securities shall be held at a Branch Office or by the Registered Representative.

(d) FI agrees to provide FBAL reasonable access to the names and addresses of its customers and its parent or affiliates to the extent permissible under Applicable Law. Any information obtained will be used only in conjunction with the marketing of FBAL services and shall remain confidential and shall not be disclosed to third parties without prior written permission of the other party or as may be required by Applicable Law. Any books and records relating to the sale of securities and insurance securities shall remain the property of FBAL, and FBAL shall ensure that those books and records comply with all the statutory and regulatory requirements of the Securities and Exchange Commission ("SEC"), state insurance departments and SROs.

                   SECTION 5. MUTUAL COVENANTS OF FBAL AND FI
                   ------------------------------------------

(a) FBAL and FI covenant to each other that it is the joint responsibility of FBAL and FI to assure that each Registered Representative shall make the Required Disclosures (i) orally to each customer during any sales presentation (including telemarketing contacts), (ii) orally whenever a non-deposit investment product is presented; (iii) orally and in writing prior to or at the time an investment account is opened, and
         (iv) at other such times as may be required by Applicable Law.

(b) INDEMNIFICATION BY FI. FI AGREES TO INDEMNIFY FBAL FOR ANY AND ALL LIABILITIES, OBLIGATIONS, LOSSES, DAMAGES, PENALTIES, ACTIONS, JUDGMENTS, SUITS, COSTS, EXPENSES (INCLUDING ATTORNEYS' FEES), OR DISBURSEMENTS OF ANY KIND AND NATURE WHATSOEVER THAT MAY BE IMPOSED ON, INCURRED BY OR ASSERTED AGAINST FBAL BY ANY PARTY, IN ANY WAY RELATING TO OR ARISING OUT OF THIS AGREEMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY OR ANY ACTION TAKEN OR OMITTED BY THE FBAL UNDER THIS AGREEMENT (INCLUDING ANY OF THE FOREGOING ARISING FROM THE NEGLIGENCE OF FBAL); PROVIDED THAT NO PARTY SHALL BE LIABLE FOR ANY OF THE FOREGOING TO THE EXTENT THEY ARISE FROM THE GROSS NEGLIGENCE OR WILLFUL MISCONDUCT OF THE PERSON TO BE INDEMNIFIED. WITHOUT LIMITING ANY PROVISION OF THIS AGREEMENT, IT IS THE EXPRESS INTENTION OF THE PARTIES HERETO THAT EACH PERSON TO BE INDEMNIFIED UNDER THIS SECTION SHALL BE INDEMNIFIED FROM AND HELD HARMLESS AGAINST ANY AND ALL LOSSES, LIABILITIES, CLAIMS, DAMAGES, PENALTIES, JUDGMENTS, DISBURSEMENTS, COSTS, AND EXPENSES (INCLUDING ATTORNEYS' FEES) ARISING OUT OF OR RESULTING FROM THE NEGLIGENCE OF SUCH PERSON, WHETHER SOLE, CONTRIBUTORY, CONCURRENT OR OTHERWISE. THE AGREEMENTS CONTAINED IN THIS SECTION SHALL SURVIVE THE TERMINATION OF THIS AGREEMENT.

(c) INDEMNIFICATION BY FBAL. FBAL AGREES TO INDEMNIFY FI FOR ANY AND ALL LIABILITIES, OBLIGATIONS, LOSSES, DAMAGES, PENALTIES, ACTIONS, JUDGMENTS, SUITS, COSTS, EXPENSES (INCLUDING ATTORNEYS' FEES), OR DISBURSEMENTS OF ANY KIND AND NATURE WHATSOEVER THAT MAY BE IMPOSED ON, INCURRED BY OR ASSERTED AGAINST FI BY ANY PARTY, IN ANY WAY RELATING TO OR ARISING OUT OF THIS AGREEMENT OR THE TRANSACTIONS CONTEMPLATED HEREBY OR ANY ACTION TAKEN OR OMITTED BY THE FI UNDER THIS AGREEMENT (INCLUDING ANY OF THE FOREGOING ARISING FROM THE NEGLIGENCE OF FI); PROVIDED THAT NO PARTY SHALL BE LIABLE FOR ANY OF

          THE FOREGOING TO THE EXTENT THEY ARISE FROM THE GROSS NEGLIGENCE OR WILLFUL MISCONDUCT OF THE PERSON TO BE INDEMNIFIED. WITHOUT LIMITING ANY PROVISION OF THIS AGREEMENT, IT IS THE EXPRESS INTENTION OF THE PARTIES HERETO THAT EACH PERSON TO BE INDEMNIFIED UNDER THIS SECTION SHALL BE INDEMNIFIED FROM AND HELD HARMLESS AGAINST ANY AND ALL LOSSES, LIABILITIES, CLAIMS, DAMAGES, PENALTIES, JUDGMENTS, DISBURSEMENTS, COSTS, AND EXPENSES (INCLUDING ATTORNEYS' FEES) ARISING OUT OF OR RESULTING FROM THE NEGLIGENCE OF SUCH PERSON, WHETHER SOLE, CONTRIBUTORY, CONCURRENT OR OTHERWISE. THE AGREEMENTS CONTAINED IN THIS SECTION SHALL SURVIVE THE TERMINATION OF THIS AGREEMENT.

                              SECTION 6. COMPLIANCE
                              ---------------------

(a) FI and FBAL acknowledge their respective obligation to comply with Applicable Law and specifically reference the Securities and Exchange Commission ("SEC"), the NASD, and the provisions of the Interagency Statement on Retail Sales of Nondeposit Investment Products published by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of Comptroller of the Currency and the Office of Thrift Supervision dated February 15, 1994, as such statement may be amended from time to time (the "Interagency Statement") and state insurance regulatory authorities. FI further agrees to comply with the provisions of FBAL's policies and practices guides, as such guides may be modified from time to time ("FBAL's Guides"), to the extent such procedures and policies relate to FI, current copies of which FBAL has provided or will provide to FI. FBAL's and FI's duties and obligations pursuant to the Interagency Statement, FBAL's Guides and FI's compliance manual shall include, but not be limited to, the following:

         (1) FI shall not make any loans to FBAL customers if FI has actual knowledge that the proceeds of the loan are to be used for the purchase of Products through FBAL.

         (2) FI further acknowledges that its employees and/or insurance agents associated with FBAL who are not Registered Representatives shall not recommend the purchase of, or provide detailed information on, the purchase or sale of any Products. FI shall only inform potential customers of the availability of the services of FBAL.

         (3) FI shall institute policies and procedures reasonably necessary to insure compliance by its employees with all applicable governmental rules, regulations, orders and statements, including, but not limited to, the provisions of the Interagency Statement. In particular, FI shall issue a written statement (the "Policy Statement") that assesses the risks associated with the activities contemplated by this Agreement and provides a summary of the policies and procedures that FI has established to address these risks. Such policies and procedures and the Policy Statement shall be periodically reviewed, approved and adopted by the board of directors of FI. FI shall make such Policy Statement available to FBAL, and FBAL agrees to abide by its requirements.

         (4) FBAL and FI shall each establish and maintain compliance programs which monitor customer complaints and periodically review customer accounts to detect and prevent abusive practices.

         (5) At each Branch Office, transactions shall be effected only by Registered Representatives associated with FBAL who shall have all necessary securities and insurance licenses required by federal and state authorities to sell Products as contemplated by this Agreement. Such persons shall undertake such affiliation with FBAL in addition to their employment by FI. Each dual employee shall enter into a contract with FI and FBAL on terms acceptable to FBAL and FI setting forth the terms of such individual's affiliation as an FBAL Registered Representative and as an FI employee. FI shall not have any responsibility for supervision of the brokerage or insurance activities performed by any Registered Representative or for compliance by Registered Representatives with FBAL's guidelines established for such dual employees.

(b) FBAL and FI agree that they will actively promote the services contemplated herein, and all FBAL employees and Registered Representatives shall abide by Applicable Law, and the FBAL Guides, as each may change from time to time.

(c)      All  Branch  Office  operations shall  be  conducted   under  the joint
         supervision of FBAL and FI in accordance with Applicable Law.

(d) FBAL shall be responsible for compliance with SEC, NASD, state securities rules and regulations, and other rules or regulations of other governmental or self-regulating bodies as may be applicable to securities brokerages, operations, or transactions.

                SECTION 7. CONFIDENTIALITY AND ACCESS TO RECORDS
                ------------------------------------------------

(a) FBAL agrees that all customer account information obtained by FBAL from FI is confidential and proprietary in nature and that said information shall not be divulged by FBAL to any third party without FI's prior written consent. Where Applicable Law provides, customers of FI must be given the prior opportunity to object to the sharing of confidential information or give written consent.

(b) All information, materials, and any other documents or data associated with the Program are confidential and proprietary in nature and shall not be used by or disclosed to any person or entity by any of the parties hereto or their employees except as necessary in operation of the Program, as required by Applicable Law or as may be consented to in writing.

(c) Each party to this Agreement shall permit officers or authorized designees of the other parties, any governmental agency, exchange, or association having regulatory jurisdiction over the affairs of that party, or independent accountants retained for the purpose of conducting an audit of the financial affairs of the requesting party, full and complete access to inspect records and books, and monitor activities at any Branch Office or other location of information during normal business hours.

                SECTION 8. SERVICES TO BE PROVIDED BY FBAL TO FI
                ------------------------------------------------

FBAL hereby agrees to provide to FI appropriate signage for the identification of the Program on FI premises, together with hiring, training, marketing, accounting and compliance review support as mutually agreed upon by FI and FBAL.

                           SECTION 9. REPRESENTATIONS
                           --------------------------

(a) FBAL represents and warrants to FI that (i) it is a Nevada limited liability company, validly existing and in good standing, (ii) the terms and provisions of this Agreement have been adopted and approved by its members, (iii) it has or will have all governmental licenses and permits necessary for it to carry on the activities contemplated by this Agreement, (iv) it is not the subject of any disciplinary or license revocation proceeding in any jurisdiction and
          (v) it may enter into and perform this Agreement without violating any contractual or other obligation owed to third parties. FBAL shall promptly inform FI if it becomes the subject of any disciplinary or license revocation proceeding, or if it is the subject of any governmental order that affects its right or ability to perform its obligations under this Agreement. These representations shall survive the termination of this Agreement.

(b) FI represents and warrants to FBAL that (i) it is a national banking association in good standing under the laws of the United States and the State of Texas, (ii) the terms and provisions of this Agreement have been adopted and approved by its board of directors,
          (iii)  it has or will  have  all  governmental  licenses  and  permits necessary for it to carry on the activities contemplated by this Agreement, (iv) it is not the subject of any disciplinary or license revocation proceeding in any jurisdiction, and (v) it may enter into and perform this Agreement without violating any contractual or other obligation it has to anyone else. FI shall promptly inform FBAL if it becomes the subject of any disciplinary or license revocation proceeding, or if it is the subject of any governmental order, that affects its right or ability to perform its obligations under this Agreement. FI shall indemnify and hold FBAL harmless against all claims and damages, including attorneys' fees, arising out of the breach by FI of this Agreement or of the provisions contained in the FBAL Guides. These representations shall survive the termination of this Agreement.

                            SECTION 10. MISCELLANEOUS
                            -------------------------

(a) Scope of Assumption. FI acknowledges and agrees that under this Agreement FBAL obtains certain rights to offer advice and services to customers of FI and to others.

(b) Right of Inspection and Confidentiality. FBAL hereby authorizes FI to monitor and periodically review and verify FBAL's and each Registered Representative's compliance with the terms of this Agreement and agrees to provide FI with reasonable access to appropriate records in connection with any such activities. FBAL shall also provide FI or its regulatory examiners with reasonable access to appropriate records in connection with any inspection by FI or its regulatory examiners of FBAL or any Branch Office which FI is required to make pursuant to the rules and regulations of state or federal regulatory agencies.

         FI shall provide FBAL with reasonable access to appropriate records in connection with any inspection by FBAL or its regulatory examiners of FI or any Branch Office and shall permit FBAL to copy such records, provided that such inspection and copying is limited to the broker/dealer activities contemplated by this Agreement.

         All information obtained or reviewed in such inspections or through the course of business during the term of this Agreement shall be held in the strictest confidence by FBAL or FI. FI agrees to return to FBAL any materials provided by FBAL upon termination of this Agreement and shall not use the same thereafter. FBAL agrees to return to FI any customer lists or other materials provided by FI upon termination of this Agreement and shall not use the same thereafter. Neither party shall permit any third party to copy or use these materials at any time.

(c) Termination. The terms of this Agreement are continuous unless one party gives notice of its intention to terminate the contract giving 30 days' written notice. This Agreement shall terminate on any earlier date required by order of any governmental agency with jurisdiction over either party.

(d) Arbitration. Any claim or controversy arising out of or relating to the negotiation, performance or breach of this Agreement, the meaning of or obligations imposed by this Agreement, or the arbitrability of any such question including any issue as to the jurisdiction of the arbitrator, shall be decided by arbitration pursuant to the rules of the American Arbitration Association then in effect.

(e) Attorneys' Fees. The prevailing party in any arbitration or litigation arising from the interpretation or enforcement of this Agreement shall be entitled to recover its attorneys' fees and costs, including those incurred on appeal, as determined by the arbitrator or court.

(f) Notices. All notices, requests, demands and other communications under this Agreement shall be in writing and shall be deemed to have been given on the earlier of the date of actual receipt, or three days after mailing if mailed first class, postage prepaid, and addressed to the party at the following address:

         FI:                        First Bank TEXAS, N.A.
                                    8820 Westheimer, P. O. Box 630369
                                    Houston, TX 77263-0369

         FBAL:                      First Brokerage America, L.L.C.
                                    11901 Olive Boulevard
                                    Creve Coeur, MO 63141

(g) Partial Invalidity. If any portion of this Agreement is held to be invalid or unenforceable, the remainder of the Agreement shall continue in full force and effect.

(h) Relationship of Parties. FI and FBAL are independent of each other and each party has sole responsibility and authority for the conduct of its own business. By the terms of this Agreement, no party is the agent, employee, joint venturer or partner to the other. No party has the right to bind any other party in any way.

(i) Assignment. This Agreement shall inure to the benefit of the parties and their legal representatives, successors and assigns, but no party may assign any of its rights or obligations under this Agreement without the prior written approval of the other party/parties hereto.

(j) Governing Law; Submission to Jurisdiction. THIS AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF TEXAS AND APPLICABLE LAWS OF THE UNITED STATES OF AMERICA. THE PARTIES HERETO HEREBY SUBMIT TO THE NON-EXCLUSIVE JURISDICTION OF THE UNITED STATES DISTRICT COURT FOR THE [SOUTERN] DISTRICT OF TEXAS AND OF AN TEXAS STATE COURT SITTING IN HOUSTON, TEXAS, FOR THE PURPOSES OF ALL LEGAL PROCEEDINGS ARISING OUT OF OR RELATING TO THIS AGREEMENT, OR THE TRANSACTIONS CONTEMPLATED HEREBY OR THEREBY. THE PARTIES IRREVOCABLY CONSENT TO THE SERVICE OF ANY AND ALL PROCESS IN ANY SUCH ACTION OR PROCEEDING BY THE MAILING OF COPIES OF SUCH PROCESS TO SUCH PARTY AT ITS ADDRESS SET FORTH IN SECTION 10(f), ABOVE. THE PARTIES IRREVOCABLY WAIVE, TO THE FULLEST EXTENT PERMITTED BY LAW, ANY OBJECTION WHICH THEY MAY NOW OR HEREAFTER HAVE TO THE LAYING OF THE VENUE OF ANY SUCH PROCEEDING BROUGHT IN SUCH A COURT AND ANY CLAIM THAT ANY SUCH PROCEEDING BROUGHT IN SUCH A COURT HAS BEEN BROUGHT IN AN INCONVENIENT FORUM.

(k) Entire Agreement. This Agreement, together with any other document executed in connection herewith, represent the final agreement between the parties and may not be contradicted by evidence of prior, contemporaneous, or subsequent oral agreements of the parties. There are no oral agreements among the parties. No amendment, modification, or waiver of this Agreement shall be binding unless executed in writing. No waiver of any of the provisions of this Agreement shall be a continuing waiver unless expressly provided.




                     [REMAINDER OF PAGE INTENTIONALLY BLANK]

                       [SEE FOLLOWING PAGE FOR SIGNATURES]

The undersigned hereby agree to the terms and conditions of this Agreement as of the date first written above.


FI:                                    FIRST BANK TEXAS, N.A.


                                       By:      /s/ Joseph Milcoun, Jr.
                                                --------------------------
                                                Name:  Joseph Milcoun, Jr.
                                                -----  -------------------
                                                Title:  Vice President
                                                ------  --------------



FBAL:                                  FIRST BROKERAGE AMERICA, L.L.C.


                                       By:      /s/ Edward D. Furman
                                                --------------------
                                                Name:  Edward D. Furman
                                                -----  ----------------
                                                Title:  Manager
                                                ------  -------

                           EXHIBIT A - LEASE AGREEMENT

                          TEXAS ASSOCIATION OF REALTORS
                       IMPROVED PROPERTY COMMERCIAL LEASE

  THIS FORM BY PERSONS WHO ARE NOT MEMBERS OF THE TEXAS ASSOCIATION OF REALTORS
                                IS NOT AUTHORIZED
                    Texas Association of REALTORS& Inc. 1998
--------------------------------------------------------------------------------

                                                      Table of Contents

No.   Paragraph Description                             Pg.           No.  Paragraph Description               Pg.

   1  Parties                                            2            22   Holdover                             7
   2  Leased Premises                                    2            23   Landlord's Lien                      7
   3  Term                                               2            24   Assignment and Subletting            7
      A      Term                                                     25   Relocation                           7
      B      Delay of Occupancy                                   '
   4  Rent and Expenses                                  2            26   Subordination                        7
      A      Base Monthly Rent                                        27   Estoppel Certificates                7
      B      Prorated Rent
      C      Additional Rent                                          28   Casualty Loss                        8
      0      Place of Payment                                         29   Condemnation                         8
      E      Method of Payment
      F      Late Charges                                             30    Attorney's Fees                     8
      G      Returned Checks                                          31   Representations                      8
   5  Security Deposit                                   3            32   Broker's Fees                        3
   6  Taxes                                              3            33   Addenda                              9
   7  Utilities                                          3            34   Agreement of Parties                 9
   8  Tenant's insurance                                 3            35   Notices                              9
   9  Use and Hours                                      3            36   Special Provisions                   9
      A      Tenant's Normal Business Hours
      B      Building Operating Hours                                           ADDENDA & EXHIBITS
  10  Legal Compliance                                   4                     (check all that apply)
  11  Signs                                              4            |_|  Property Description Exhibit
  12  Access By Landlord                                 4            |_|  Addendum for Broker's Fee

  13  Move-In Condition                                  4            |_|  Expense Addendum for Single-Tenant Property

  14  Move-Out Condition                                 4            |_|  Expense Reimbursement Addendum
  15  Maintenance and Repairs                            5            |_|  Net Addendum
      A      Cleaning
      B      Repairs of Conditions Caused by a Party                  |_|  Percentage Rent Addendum
      C      Repair and Maintenance Responsibility                    |_|  Parking Addendum
      D      Repair Persons
      E      HVAC Service Contract                                    |_|   Landlord's Rules and Regulations
      F      Common Areas
      G      Notice of Repairs                                        |_|   Commercial Lease Guaranty
      H      Failure to Repair                                        |_|   Optional Space Addendum
  16  Alterations                                        6            |_|   Leasehold Construction Addendum (Landlord to
  17  Liens                                              6            |_|   Complete Construction)
                                                                      |_|   Leasehold Construction Addendum (Tenant to Complete
  18 8Liability                                          6            |_|   (Construction)
  19  Indemnity                                          6            |_|
  20  Default                                            6            |_|
  21  Abandonment, interruption of Utilities, Lockout    7            |_|

                         TEXAS ASSOCIATION OF REALTORS'
                       IMPROVED PROPERTY COMMERCIAL LEASE

  THIS FORM BY PERSONS WHO ARE NOT MEMBERS OF THE TEXAS ASSOCIATION OF REALTORS
                                IS NOT AUTHORIZED
                    Texas Association of REALTORS& Inc. 1998
-------------------------------------------------------------------------------
1. PARTIES: The parties to this lease are the owner of the Property First Bank Texas, N.A. (Landlord) and the tenant First Brokerage America. LLC (tenant)

(Tenant).

2. LEASED PREMISES: Landlord leases to Tenant that certain portion of the Property, including all improvements therein or to be provided by Lessor under the terms of this Lease, located in the State of Texas as described on Exhibit A, the exact nature, size and location to be agreed upon between parties.


           "Property" means the building or complex in which the leased premises are located, inclusive of any common areas, drives, parking areas, and walks. The parties agree that the rentable area of the leased premises may not equal the actual or useable area within the !eased premises and may include an allocation of common areas in the Property.

3. TERM:

     A.  Term: The term of this lease is       12       months,  commencing   on
         July, 1999  (Commencement Date) and  ending on           June 30,  2000
         (Expiration Date).

     8. Delay of Occupancy: If Tenant is unable to occupy the leased premises on the Commencement Date because of construction on the leased premises to be completed by Landlord that is not substantially complete or a prior tenant's holding over of the leased premises, Landlord will not be liable to Tenant for such delay and this lease will remain enforceable. In the event of such a delay, the Commencement Date will automatically be extended to the date Tenant is able to occupy the Property and the Expiration Date will also be extended by a like number of days, so that the term of this lease remains unchanged. If Tenant is unable to occupy the leased premises after the 30" day after the Commencement Date because of construction on the leased premises to be completed by Landlord that is not substantially complete or a prior tenant's holding over of the leased premises. Tenant may terminate this lease by giving written notice to Landlord before the leased premises become available to be occupied by Tenant and Landlord will refund to Tenant any amounts paid to Landlord by Tenant. This Paragraph 38 does not apply to any delay in occupancy caused by cleaning or repairs.

4. RENT AND EXPENSES:

     A.  Base Monthly Rent: As outlined on Exhibit "B".

     B. Prorated Rent: If the Commencement Date is on a day other than the first day of a month, Tenant will pay Landlord as prorated rent, an amount equal to the base monthly rent multiplied by the following fraction: the number of days from the Commencement Date to the first day of the following month divided by the number of days in the month in which this lease commences. The prorated rent is due on or before the Commencement Date.

     C. Additional Rent:In addition to any base monthly rent or prorated rent. Tenant will pay Landlord all other amounts as provide by the attached:
              (1) Net Addendum
              (2) Percentage Rent Addendum
              (3) Expense Reimbursement Addendum
              (4) Expense Addendum for Single-Tenant Property
              (5) Parking Addendum
              (6)
                  --------------------------------------------

     D Place of Payment: Tenant will remit all amounts due Landlord under this lease to First Bank TEXAS, N.A. at 8820 Westheimer, PO Box 630369, Houston, TX 77263-0369 or to such other person or at such other place as Landlord may designate in writing.

     E Method of Payment: Tenant must pay all rent timely without demand, deduction. or offset, except as permitted by law or this lease. Time is of the essence for the payment of rent. If Tenant fails to timely pay any amounts due under this lease or if any check of Tenant is returned to Landlord by the institution on which it was drawn. Landlord may require Tenant to pay, in addition to any other available remedy, all amounts due under this lease by certified funds by providing written notice to Tenant.

     F Late Charges: If Landlord does not actually receive a rent payment at the designated place of payment within 5 days after the date the rent is due. Tenant will pay Landlord a late charge equal to 5% of the base monthly rent. The mailbox is not the agent for receipt for Landlord. The late charge is a cost associated with the collection of rent and Landlord's acceptance of a late charge does not waive Landlord's rights to exercise remedies under Paragraph 20.

     G. Returned Checks: Tenant will pay (not to exceed $25) for each check Tenant tenders to Landlord which is returned by the institution or, which it is drawn for any reason, plus any late charges until Landlord receives payment.

5.   SECURITY DEPOSIT: Material deleted.

6. TAXES: Unless otherwise agreed by the parties. Landlord will pay all real property ad valorem taxes assessed against the leased premises.

7.   UTILITIES: Material deleted.

8.   TENANT'S INSURANCE:

     A. During all times this lease is in effect. Tenant must maintain in full force and effect:

          (1) public liability insurance from an insurer acceptable to Landlord in an amount not less than $1,000,000 on an occurrence basis naming Landlord as an additional insured; and
          (2) personal property damage insurance for Tenant's business operations on the leased premises from an insurer acceptable to Landlord in an amount not less than full replacement cost coverage on an occurrence basis.

     B. Before the Commencement Date, Tenant must provide Landlord with a copy of the insurance certificates evidencing the required coverage. If the insurance coverage changes in any manner or degree at any time this lease is in effect. Tenant must provide Landlord a copy of an insurance certificate evidencing such change within 10 days of the change.

     C. If Tenant fails to maintain the required insurance in full force and effect at all times this lease is in effect. Landlord may: (1) purchase such insurance on behalf of Tenant and Tenant must immediately reimburse Landlord for such expense: or (2) exercise Landlord's remedies under Paragraph 20.

     D. If there is an increase in Landlord's insurance premiums for the leased premises or Property or its contents that is caused by Tenant. Tenant's use of the leased premises, or any improvements made by or for Tenant. Tenant will, for each year this lease is in effect, pay Landlord the increase immediately after Landlord notifies Tenant of the increase.

9. USE AND HOURS: Tenant may use the leased premises for the following purpose and no other: securities, brokerage and insurance sales.
     |_| A. Tenant's Normal Business Hours: Tenant's normal business hours are (specify hours, days of week. and if inclusive or exclusive of weekends and holidays NYSE Regulated Business Hours Tenant will keep the leased premises open substantially during Tenant's normal business hours.

     |_| B.    Material deleted.

10. LEGAL COMPLIANCE:

     A Tenant may not use or permit any part of the leased premises to be used for:

         (1) any activity which is a nuisance or is offensive, noisy. or dangerous:
         (2)  any  activity  that  interferes  with any  other  tenant's  normal business operations or Landlord's management of the Property:
         (3)  any activity that violates any applicable law, regulation,  zoning ordinance, restrictive covenant, governmental order.owners' association rules. tenants' association rules. Landlord's rules or regulations, or this lease:
         (4) any hazardous activity that would require any insurance premium on the Property or leased premises to increase or that would void any such insurance:
         (5) any activity trial violates any applicable federal, state, or local law, including but not limited to those laws related to air quality. water purity, hazardous materials, wastewater, waste disposal, air emissions, or other environmental matters:
         (6)  the permanent or temporary storage of any hazardous material: or
         (7)
              ------------------------------------------------------------------

     B. "Hazardous material" means any pollutant, toxic substance, hazardous waste, hazardous material, hazardous substance, solvent, or oil as defined by any federal, state, or local environmental law, regulation, ordinance, or rule existing as of the date of this lease or later enacted.

     C. Landlord does not represent or warrant that the leased premises or Property conform to applicable restrictions, zoning ordinances, setback lines, parking requirements, impervious ground cover ratio requirements, and other matters that may relate to Tenant's intended use. Tenant must satisfy itself that the leased premises may be used as Tenant intends by independently investigating all matters related to the use of the leased premises or Property. Tenant agrees that it is not relying on any warranty or representation made by Landlord. Landlord's agent, or any broker concerning the use of the leased premises or Property.

11. SIGNS:

     A. Tenant may not post or paint any signs at. on, or about the leased premises or Property without Landlord's written consent. Landlord may remove any unauthorized sign. and Tenant will promptly reimburse Landlord for any expense related to the removal of any unauthorized sign. Any authorized sign must comply with all laws, restrictions, zoning ordinances, and any governmental order relating to signs on the leased premises or Property. Landlord may temporarily remove any authorized sign to complete repairs or alterations to the leased premises or the Property.

     B. By providing written notice to Tenant before this lease ends, Landlord may require Tenant, upon move-out and at Tenant's expense. to remove, without damage to the Property or leased premises, any or all signs that were placed on the Property or leased premises by or at the request of Tenant. Any signs that Landlord does not require Tenant to remove and that are fixtures become the property of the Landlord and must be surrendered to Landlord at the time this lease ends.

12. ACCESS BY LANDLORD:

     A. During Tenant's normal business hours Landlord may enter the leased premises for any reasonable purpose, including but not limited to purposes for repairs, maintenance, alterations, and showing the leased premises to prospective tenants or purchasers. Landlord may access the leased premises after Tenant's normal business hours with Tenant's permission or to complete emergency repairs. Landlord will not unreasonably interfere with Tenant's business operations when accessing the leased premises.

     B. During the last 90 days of this lease, Landlord may place a 'For Lease' or similarly worded sign in the leased premises.

 13. MOVE-IN CONDITION: Tenant has inspected the leased premises and accepts it in its present (as-is) condition unless expressly noted otherwise in this lease. Landlord and any agent have made no express or implied warranties as to the condition or permitted use of the leased premises or Property.

14. MOVE-OUT CONDITION AND FORFEITURE OF TENANTS PERSONAL PROPERTY:

     A. At the time this lease ends. Tenant will surrender the leased premises in the same condition as when received, normal wear and tear excepted. Tenant will leave the leased premises in a clean condition free of all trash, debris, personal property, hazardous materials, and environmental contaminants. Before this lease ends. Tenant will not provide Landlord with a report, by an environmental engineer or assessor acceptable to Landlord, dated net earlier than 20 days before the date this lease ends that indicates tha no hazardous material or other environmental hazard is on or affects the leased premises.

     B. If Tenant leaves any personal property in the leased premises after Tenant surrenders possession of the leased premises. Landlord may: (1) require Tenant, at Tenant's expense to remove the personal property by providing written notice to Tenant: or (2) retain such personal property as forfeited property to Landlord.

     C.   "Surrender"  means vacating the leased premises and returning all key
          and  access   devices   to   Landlord.  "Normal .wear  and tear" means
          deterioration that occurs without negligence, carelessness, accident, or abuse

     D By providing written notice to Tenant before this tease ends. Landlord may require Tenant, upon move-out and at Tenant's expense. to remove, without damage to the Property or !eased premises, any or all fixtures that were placed or, the Property or leased premises by or at the request of Tenant. Any fixtures that Landlord does not require Tenant to remove become the property of the Landlord and must be surrendered to Landlord at the time this lease ends.

15. MAINTENANCE AND REPAIRS:

     A   Cleaning:  Tenant must keep the leased  premises clean and sanitary and
         promptly   dispose   of  all   garbage  in   appropriate   receptacles.
         Landlord Tenant will provide, at its expense, reasonable janitorial services to the leased premises.

     B Repairs of Conditions Caused by a Party: Each party must promptly repair a condition caused, either intentionally or negligently, by that party or that party's guests, patrons, invitees, contractors, or permitted subtenants.

     C. Repair and Maintenance Responsibility: Except as provided by Paragraph 158, the party designated below, at its expense, is responsible to maintain and repair the following specified items in the leased premises. The specified items must be maintained in: (i) clean condition: (ii) good repair: and (iii) operable condition. If a modification to any of the specified items is required by law or governmental regulation or order, the party designated to maintain the item must complete and pay the expense of the modification. The specified items include and relate only to real Property in the leased premises. Tenant is responsible for the repair and maintenance of its personal property.

                                                                                                   N/A     Landlord    Tenant

         (1) Foundation, exterior walls, roof, and other structural components                     |_|         [X]      |_|

         (2) Glass and windows                                                                     |_|         [X]      |_|

         (3) Fire protection equipment and fire sprinkler systems                                  |_|         [X]      |_|

         (4) Exterior & overhead  doors,  including  closure  devices,  molding,
               locks, and hardware                                                                 |_|         [X]      |_|

         (5) Grounds maintenance, including landscaping and ground sprinklers                      |_|         [X]      |_|

         (6) Interior doors, including closure devices,  frames, molding, locks,
             and hardware                                                                          |_|         [X]      |_|

         (7) Parking areas and walks                                                               |_|         [X]      |_|

         (8)  Plumbing systems, drainage systems,  electrical systems (including
              ballast  and  lamp replacement) &   mechanical    systems,  except                   |_|         [X]      |_|
              those specifically designated otherwise

         (9) Heating Ventilation and Air Conditioning (HVAC) systems                               |_|         [X]      |_|

         (10) Signs                                                                                |_|         [X]      |_|

         (11) Extermination and pest control, excluding wood-destroying insects                    |_|         [X]      |_|

         (12) Storage yards and storage buildings                                                  [X]         |_|      |_|

         (13) Wood-destroying insect treatment and repairs                                         |X]         |_|      |_|

         (14) Cranes and related systems                                                           [X]         |_|      |_|

         (15)                                                                                      |_|         |_|      |_|
              -----------------------------------------------------------------
         (16)                                                                                      |_|         |_|      |_|
              -----------------------------------------------------------------
         (17) All other items and systems                                                          |_|         [X]      |_|

     D.  Repair Persons: Repairs must be completed by trained,  qualified,   and
         insured repair persons.

     E. HVAC Service Contract: If Tenant is responsible to maintain the HVAC system. Tenant is not required to maintain, at its expense, a regularly scheduled maintenance and service contract for the HVAC system. The maintenance and service contract must be purchases from a HVAC maintenance company that regularly provides such contracts to similar properties. If Tenant fails to maintain a required HVAC maintenance and service contract in effect at all times during this lease. Landlord may do so and charge Tenant the expense of such a maintenance and service contract or exercise Landlord's remedies under Paragraph 20.

     F. Common Areas: Landlord will maintain any common areas in the Property in a manner as Landlord determines to be in the best interest of the Property. Landlord will maintain any elevator and signs in the common area. Landlord may change the size dimension. and location of any common areas, provided that such change does not materially impair Tenant's use and access to the leased premises. If a modification to the common areas is required by law or governmental regulation or order Landlord will modify the item. Tenant has the non-exclusive license to use the common areas in compliance with Landlord's rules and restrictions. Tenant may not solicit any business in the common areas or interfere with any other person's right to use the common areas.

     G. Notice of Repairs: Tenant must promptly notify Landlord of any item that is in need of repair and that is Landlord's responsibility to repair. All requests for repairs to Landlord must be in writing.

     H. Failure to Repair: Landlord must make a repair for which Landlord is responsible within a reasonable period of time after Tenant provides Landlord written notice of the needed repair. If Tenant fails to repair or maintain an item for which Tenant s responsible within 10 days after Landlord provides Tenant written notice of the needed repair or maintenance. Landlord ma,: (1) repair or maintain the item, without liability for any damage or loss to Tenant, and Tenant must immediately reimburse Landlord for the cost to repair or maintain: or (2) exercise Landlord's remedies under Paragraph 20.

16. ALTERATIONS:

     A. Tenant may not alter, improve, or add to the Property or the leased premises without Landlord's written consent. Landlord will not unreasonably withhold consent for the Tenant to make reasonable alterations, modifications, or improvements to the leased premises.

     B. Tenant may not alter any locks or any security devices on the Property or the leased premises without Landlord's consent. Landlord authorizes the changing, addition, or rekeying of any locks or other security devices. Tenant must immediately deliver the new keys and access devices to Landlord.

     C. If a governmental order requires alteration or modification to the leased premises, the party obligated to maintain and repair the item to be modified or altered as designated in Paragraph 15 will, at its expense, modify or alter the item in compliance with the order.

     D. Any alterations, improvements, fixtures or additions to the Property or leased premises installed by either party during the term of this lease will become Landlord's property and must be surrendered to Landlord at the time this lease ends, except for those fixtures Landlord requires Tenant to remove under Paragraph 14 or if the parties agree otherwise in writing.

 17. LIENS: Tenant may not do anything that will cause the title of the Property or leased premises to be encumbered in any way. :' Tenant causes a lien to be filed against the Property or leased premises, Tenant will within 20 days after Landlord demands Tenant to take action to remove the lien, pay the lien or take whatever action is necessary to cause the lien to be released of record. Tenant will provide Landlord a copy of any release Tenant obtains pursuant to this paragraph.

 18. LIABILITY: To the extent permitted by law. Landlord is NOT responsible to Tenant or Tenant's employees. patrons. guests, or invitees for any damages, injuries, or losses to Person or Property caused by:

     A.   an act omission or neglect of: Tenant:  Tenant's agent:Tenant's guest:
          Tenant's  employees:  Tenant's  patrons:     Tenant's invitees: or any
          other tenant on the Property:

     B. fire, flood water leaks, ice, snow, hail, winds, explosion, smoke, riot, strike, interruption of utilities, theft, burglary, robbers assault vandalism other persons, environmental contaminants, or other occurrences or casualty losses.

 19. INDEMNITY: Tenant will indemnity and hold Landlord harmless from any property damage, personal injury suits, actions, liabilities. damages, cost of repairs or service to the leased Premises or Property, or any other loss caused. negligently or otherwise, by Tenant or Tenant's employees, patrons, guests. or invitees.

20.  DEFAULT:

     A. If Landlord fails to comply with this lease within 30 days after Tenant notifies Landlord of Landlord's failure to comply, Landlord will be in default and Tenant may seek any remedy provided by law. If. however, Landlord's non-compliance reasonably requires more than 30 days to cure, Landlord will not be in default if the cure is commenced within the 30 day period and is diligently pursued.

     B. If Landlord does not actually receive at the place designated for payment any rent due under this lease within 5 days after it is due. Tenant will be in default. If Tenant fails to comply with this lease for any other reason within 10 days after Landlord notifies Tenant of its failure to comply. Tenant will be in default.

     C. If Tenant is in default, Landlord may: (i) terminate Tenant's right to occupy the leased premises by providing Tenant with at least 3 days written notice and (iii) accelerate all rents which are payable during the remainder of this lease or any renewal period without notice or demand. Landlord will attempt to mitigate any damage or loss caused by Tenant's breach. If Tenant is in default. Tenant will be liable for:

          (1) any lost rent.
          (2) Landlord's  cost  of  resetting  the  leased  premises   including
              brokerage fees. advertising fees. errs other fees necessary to re!et the leases premises:
          (3) repairs  to the leased  premises  for use beyond  normal  wear and tear:
          (4) all Landlord's costs associated with eviction of Tenant, such as attorney's fees, court costs, and prejudgment interest:
          (5) all Landlord's  costs  associated with collection of rent such  as collection fees,  late  charges,  and  returned  check  charges.
          (6) cost of removing  any  equipment  and  trade-fixtures left  on the leased premises by Tenant:
          (7) cost to remove any trash, debris, personal property, hazardous materials, or environmental contaminants left by Tenant or
              Tenant's employees, patrons, guests. or invitees in the leases premises or Property: and
          (8) any other recovery to which Landlord may be entitled by law.

21.  ABANDONMENT,  INTERRUPTION OF UTILTIES,  REMOVAL OF TENANT'S PROPERTY,  AND
     LOCKOUT: Chapter 93 of the Texas Property Code governs the rights and obligations of the parties with regard to: (a) abandonment of the leased premises: (b) interruption of utilities: (c) removal of Tenant's personal property; and (d) "lock-out" of Tenant.

 22. HOLDOVER: If Tenant fails to vacate the leased premises at the time this lease ends. Tenant will become a tenant-at-will and must vacate the leased premises immediately upon receipt of demand from Landlord. No holding over by Tenant, with or without the consent of Landlord will extend this lease. Tenant will indemnify Landlord and any prospective tenants for any and all damages caused by the holdover. Rent for any holdover period will be 2 times the base monthly rent plus any additional rant calculates on a daily basis and will be immediately due and payable daily without notice or demand.

 23. LANDLORD'S LIEN AND SECURITY INTEREST: To secure Tenant's performance under this lease. Tenant grants to Landlord a lien and security interest against all or Tenant's nonexempt personal property that is in the !eased premises or Property. This lease is a security agreement for the purposes of the Uniform Commercial Code. Landlord may file a copy of this lease as a financing statement.

 24. ASSIGNMENT AND SUBLETTING: Tenant may not assign this lease or sublet any part of the leased premises without Landlord's written consent. An assignment of this lease or subletting of the leased premises without Landlord's written consent is voidable by Landlord. If Tenant assigns this lease or sublets any part of the leased premises, Tenant wilt remain liable for all of Tenant's obligations under this lease regardless if the assignment or sublease is made with or without the consent of Landlord.

 25. RELOCATION: By providing Tenant with not less than 90 days advanced written notice. Landlord may require Tenant to relocate to another location in the Property, provided that the other location is equal in size or larger than the leased premises then occupied by Tenant aril contains similar leasehold improvements. Landlord will pay Tenant's reasonable out-of-pocket moving expenses for moving to the other location. "Moving expenses" means expenses payable to professional movers, utility companies for connection and disconnection fees, wiring companies for connecting and disconnecting Tenant's office equipment required by the relocation, and printing companies for reprinting Tenant's stationary and business cards. A relocation of Tenant will not change or affect any other provision of this lease that is then in effect, including rent and reimbursement amounts, except that he description of the suite or unit number will automatically be amended.

26.  SUBORDINATION:

     A. This lease and Tenant'sleasehold interest are and will be subject, subordinate, and inferior to:

          (1) any lien, encumbrance, or ground lease now or hereafter placed on the leased premises or the Property by Landlord:
          (2) all advances made   under   any such  lien, encumbrance, or ground
              lease:
          (3) the interest payable on any such lien or encumbrance:
          (4) any and all renewals and extensions of any such lien, encumbrance, or ground lease:
          (5) any restrictive covenant affecting the leased premises or the Property; and
          (6) the rights of any owners' association affecting the leased premises or Property.

     B. Tenant must, on demand, execute any instrument subordinating this lease as Landlord may request. Provided that such subordination is made on the condition that this lease and Tenant's rights under this lease are recognized by the lien holder.

27.      ESTOPPEL CERTIFICATES:
         Within 10 days after receipt of a written request from Landlord, Tenant will execute and deliver to Landlord an estoppel certificate that identifies: (a) when this lease commences and ands: (b) any amendments to this lease: (c)Commercial Lease concerning: any rights that Tenant may have to extend this lease or purchase the Property or leased premises, (d) any default by Landlord, and (e) any other information reasonably requested in the certificate.

28. CASUALTY LOSS.

     A. Tenant must immediately notify Landlord of any casualty loss in the !eased premises Within 20 days after receipt of Tenant notice of a casualty loss. Landlord will notify Tenant if the leased premises are less than or more than 50% unusable on a per square foot basis and if Landlord can substantially restore the leased premises within 120 days after Tenant notifies Landlord of the casualty loss.

     B. If the leased premises are less than 50% unusable and Landlord can substantially restore the leased premises within 120 days after Tenant notifies Landlord of the casualty. Landlord will restore the leased premises to substantially the same condition as before the casualty. If Landlord fails to substantially restore within the time required, Tenant may terminate this lease.

     C. If the leased premises are more than 50% unusable and Landlord can substantially restore the leased premises within 120 days after Tenant notifies Landlord of the casualty. Landlord may: (1) terminate this lease: or (2) restore the leased premises to substantially the same condition as before the casualty. If Landlord chooses to restore and does not substantially restore the leased premises within the time required, Tenant may terminate this lease.

     D. If Landlord notifies Tenant that Landlord cannot substantially restore the leased premises within 120 days after Tenant notifies Landlord of the casualty loss. Landlord may: (1) choose not to restore and terminate this lease: or (2) choose to restore, notify Tenant of the estimated time to restore, and give Tenant the option to terminate this lease by notifying Landlord within 10 days.

     E. If this lease does not terminate because of a casualty loss, rent will be reduced from the date Tenant notifies Landlord of the casualty loss to the date the leased premises are substantially restored by an amount proportionate to the extent the leased premises are unusable.

29. CONDEMNATION: If after a condemnation or purchase in lieu of condemnation the leased premises are totally unusable for the purposes stated in this lease, this lease will terminate. If after a condemnation or purchase in lieu of condemnation the leased premises are partially unusable for the purposes stated in this lease, this lease will continue and rent will be reduced in an amount proportionate to the extent the leased premises are unusable. Any condemnation award or proceeds in lieu of condemnation are the property of Landlord and Tenant has no claim to such proceeds or award. Tenant may seek compensation from the condemning authority for its moving expenses and damages to Tenant's personal property.

 30. ATTORNEY'S FEES: Any person who is a prevailing party in any legal proceeding brought under or related to the transaction described in this lease is entitled to recover prejudgment interest, reasonable attorney's fees, and all other costs of litigation from the nonprevailing party.

31. REPRESENTATIONS: Tenant's statements in this lease and any application for rental are material representations relied upon by Landlord. Each party signing this lease represents that he or she is of legal age to enter into a binding contract and is authorized to sign the lease. If Tenant makes any misrepresentation in this lease or in any application for rental. Tenant is in default. Landlord is not aware of any material defect on the Property that would affect the health and safety of an ordinary person or any environmental hazard on or affecting the Property that would affect the health or safety of an ordinary person, except:____________________________
     ___________________________________________________________________________
     ___________________________________________________________________________



32. Material deleted.

33. ADDENDA: Incorporated into this lease are the addenda, exhibits and other information marked in the Addenda and Exhibit section of the Table of Contents. If Landlord's Rules and Regulations are made part of this lease. Tenant agrees to comply with the Rules and Regulations as Landlord may, at its discretion, amend from time to time.

34. AGREEMENT OF PARTIES:

     A. Entire Agreement: This lease contains the entire agreement between Landlord and Tenant and may not be changed except by written agreement.
     B. Binding Effect: This lease is binding upon and inures to the benefit of the parties and their respective heirs, executors, administrators, successors, and permitted assigns.
     C. Joint and Several: All Tenants are jointly and severally liable for all provisions of this lease. Any act or notice to, or refund to, or signature of, any one or more of the Tenants regarding any term of this lease, its renewal, or its termination is binding on all Tenants.
     D. Controlling Law: The laws of the State of Texas govern the interpretation, performance, and enforcement of this lease.
     E. Severable Clauses: If any clause in this lease is found invalid or unenforceable by a court of law, the remainder of this lease will not be affected and all other provisions of this lease will remain valid and enforceable.
     F. Waiver: Landlord's delay, waiver, or non-enforcement of acceleration, contractual or statutory lien, rental due date, or any other right will not be deemed a waiver of any other or subsequent breach by Tenant or any other term in this lease.
     G. Quiet Enioyment: Provided that Tenant is not in default of this lease. Landlord covenants that Tenant will enjoy possession and use of the leased premises free from serious interference.
     H. Force Majeure: If Landlord's performance of a term in this lease is delayed by strike, lock-out, shortage of material, governmental restriction, riot, flood, or any cause outside Landlord's control, the time for Landlord's performance will be abated until after the delay.

35. NOTICES: All notices under this lease must be in writing and are effective when hand-delivered, sent by mail, or sent by facsimile transmission to:

     Tenant                                              Landlord
     at the address of the leased premises.              at
                                                         ---------------------


                                                         Fax:
                                                         --------------------

     with a copy to:                                     with a copy to:
     --------------------------                          --------------------
     at                                                  at
     --------------------------                          --------------------
     Fax:                                                Fax:
     --------------------------                          --------------------
36. SPECIAL PROVISIONS:

Real estate brokers are not qualified to render legal advice, property inspections, surveys, engineering studies (e.g., studies of the structures, drainage, and soil conditions), environmental assessments, tax advice, financial advice, or inspections to determine compliance with zoning, governmental regulations, or any law (e.g., ADA, Texas Architectural Barriers Statute, etc.). The parties should seek experts to render such services. Selection of such experts is the responsibility of the parties and not the real estate broker. The terms of this lease are negotiable among the parties. This is i t tided to be a legal agreement binding upon final acceptance. READ IT CAREFULLY. If you do not understand the effect o this Lease, consult your attorney BEFORE signing.



/s/ Joseph Milcoun, Jr.  September 20, 1999         /s/ Edward D. Furman                September 20, 1999
-------------------------------------------         ------------------------------------------------------


-------------------------------------------          -----------------------------------------------------
Landlord                               Date          Tenant                                           Date


By
------------------------------------------            ----------------------------------------------------
Landlord                              Date            Tenant                                          Date


as                                          for Landlord
    --------------------------------------

                                    ADDENDUM
                                     (TEXAS)




          THIS ADDENDUM modifies and amends that certain Texas Association of Realtors Improved Commercial Property Least to which it is attached, between First Bank Texas, N. A., as Landlord, and First Brokerage America, LLC, as Tenant, relating to the Premises described therein. To the extent that any provisions of this Addendum conflict or are inconsistent with any provisions in the Lease, or any other addendum or exhibit attached thereto, the provisions hereof shall control.

          1. Throughout the Term of this Lease, Tenant shall have the right to use, without charge, certain furniture, fixtures and equipment, including but not limited to telephone and computer systems (collectively, "FF&E"), which are owned by Landlord. All such FF&E is leased in its "as-is" condition, without representation or warranty by Landlord as to physical condition or fitness for Tenant's intended use.

          2. Notwithstanding any thing to the contrary contained in the Lease, the Lease may be terminated by either party thereto, with or without cause, for any reason or no reason, upon 90 days written notice to the other party.

          3. Without limiting the provisions of the preceding paragraph and not-withstanding anything to the contrary contained in the Lease, Tenant may terminate the Lease upon notice to Landlord upon the occurrence of any of the following events:

                           (i) an assignment by Landlord for the benefit of its creditors:

                           (ii)     the levying on or against Landlord  property
of a writ of execution or attachment that is not released or discharged within 30 days;

                           (iii)   Landlord's  breach  or  default  under    the
Services Agreement between Landlord and Tenant, which breach remains uncured after expiration of any "cure" period stated therein:

                           (iv)     the institution  in  a  court  of  competent
jurisdiction of proceeding for the reorganization, liquidation, or insolvency dissolution of Landlord. or for its adjudication as a bankrupt or insolvent, or for the appointment of a receiver of Landlord's property, if such proceedings are not dismissed, and any receiver, trustee, or liquidator appointed therein is not discharged within 30 days after the proceedings are instituted: and

                           (v)      the management of Landlord's  affairs  being
assumed by any governmental, regulatory or judicial authority, or if such party is prohibited by any governmental or regulatory authority from continuing its primary line of business.

          IN WITNESS WHEREOF the undersigned have duly executed this Addendum on the day and year first above set forth.

"Landlord"                                               "Tenant"

FIRST BANK TEXAS, N. A.                         FIRST BROKERAGE AMERICA, LLC

By /s/ Joseph Milcoun, Jr.                      By /s/ Edward D. Furman
--------------------------                      -----------------------
Its Vice President                              Its Manager
--------------------------                      -----------------------


                                                               EXHIBIT A
                                                           BRANCH LOCATIONS
                                                                 TEXAS

----------------------------------------------------------------------------------------------------------------------------
                                                      BRANCH LOCATIONS -- TEXAS
----------------------------------------------------------------------------------------------------------------------------
---------- ---------------------------------- -------------------------------------- -------------- ------------------------

                        BRANCH                             BANK HOURS                  TYPE ATM           MISC. INFO.
BR. #
---------- ---------------------------------- -------------------------------------- -------------- ------------------------
---------- ---------------------------------- -------------------------------------- -------------- ------------------------


   507                  ABRAMS                                Bank:                  Walk-Up        Forest/Abrams
             First Bank Texas, N.A.           Mon.-Thurs. 9am-3pm                                   2 blocks south of LBJ
             9605 Abrams                      Fri. 9am-6pm; Sat. - Closed                           (235)
             Dallas, TX  75243                              Drive-Up:
               Phone: (214) 342-5200          Mon.-Fri. 8am-6pm                                     Closest Branch:
               Fax:     (214) 342-5205        Sat. 9am-noon                                         Las Colinas
               Betsy Keisman, Mgr.
---------- ---------------------------------- -------------------------------------- -------------- ------------------------
---------- ---------------------------------- -------------------------------------- -------------- ------------------------
   501               ALLEN PARKWAY                            Bank:                  Walk-Up        Allen Parkway & Waugh
             First Bank Texas, N.A.           Mon.-Fri. 9am-4pm; Sat.-Closed                        Drive
             2929 Allen Parkway                             Drive-Up:
             Houston, TX  77019               Mon.-Fri. 7:30am-6pm; Sat. -                          Closest Branch:
               Phone: (713) 522-7881          Closed                                                Northside or
               Fax:     (713) 525-4555                                                              Westheimer
               Felecia Ellis, Mgr.
---------- ---------------------------------- -------------------------------------- -------------- ------------------------
---------- ---------------------------------- -------------------------------------- -------------- ------------------------
   506                LAS COLINAS                             Bank:                  Drive-Thru     161 & Gateway (1 block
             First Bank Texas, N.A.           Mon.-Thurs. 9am-3pm                                   east of 161)
             2101 Gateway Drive               Fri. 9am-6pm; Sat. - Closed
             Irving, TX  75038                              Drive-Up:                               Closest Branch:
               Phone: (972) 550-1234          Mon.-Fri. 8am-6pm; Sat.-Closed                        Abrams
               Fax:     (972) 550-0893
               Marla McMurray, Mgr.
---------- ---------------------------------- -------------------------------------- -------------- ------------------------
---------- ---------------------------------- -------------------------------------- -------------- ------------------------
   505                 McKINNEY                               Bank:                  Drive-Up       North Central
             First Bank Texas, N.A.           Mon.-Thurs. 9am-3pm                                   Expressway (I-75) @
             321 N. Central Expressway        Fri. 9am-6pm; Sat. - Closed                           Virginia Parkway
             McKinney, TX 75070                             Drive-Up:                               (northwest corner)
               Phone: (972) 548-4000          Mon.-Fri. 8am-6pm
               Fax:     (972) 548-4042        Sat. 9am-noon
               Karen Zachary, Mgr.
---------- ---------------------------------- -------------------------------------- -------------- ------------------------
---------- ---------------------------------- -------------------------------------- -------------- ------------------------
   502                 NORTHSIDE                              Bank:                  Walk-Up        North Main between
             First Bank Texas, N.A.           Mon.-Thurs. 9am-3:30pm                                Hogan & Quitman
             2010 N. Main                     Fri. 9am-6pm; Sat. - Closed
             Houston, TX  77009                             Drive-Up:                               Closest Branch:
               Phone: (713) 226-5300          Mon.-Fri. 7:30am-6pm                                  Allen Parkway or
               Fax:     (713) 226-5367        Sat. 8am-noon                                         Westheimer
               Richard Acosta, Mgr.
---------- ---------------------------------- -------------------------------------- -------------- ------------------------
---------- ---------------------------------- -------------------------------------- -------------- ------------------------
   503                WESTHEIMER                              Bank:                  Drive-Up       Westheimer/Fondren
             First Bank Texas, N.A.           Mon.-Thurs. 9am-3:30pm                                (northeast corner)
             8820 Westheimer                  Fri. 9am-5pm; Sat. - Closed
             Houston, TX  77063                             Drive-Up:                               Closest Branch:
               Phone:(713) 781-7171           Mon.-Fri. 7:30am-6pm                                  Allen Parkway or
               Fax:     (713) 954-2458        Sat. 8am-noon                                         Northside
               Eileen Stork, Mgr.
---------- ---------------------------------- -------------------------------------- -------------- ------------------------




                                    Exhibit B
                             First Brokerage L.L.C.


                          Rental Calculation by Charter



                       Company #       Square Feet       Number of         Average Charter          Monthly
                                        Occupied         Dedicated         Rate per  month        rent paid to
                                        Per Rep.            Reps.                                    Charter
-------------------------------------------------------------------------------------------------------------------

First Bank               581              75                  3             $     1.40            $     315.00
Texas N.A.
-------------------------------------------------------------------------------------------------------------------

Assumptions:
-Each brokerage representative occupies the equivalent of one desk. -Unoccupied desks can be used by the branches for activities other than taking deposits.
-Desks occupied by the Reps. Take up 75 square feet of space in the branches. -The "Average Charter Rate" is an estimated average rental rate for all the branches in the charter.

                                    Exhibit B

                            VARIABLE SERVICES PAYMENT


Variable Services Payment: FBAL agrees to pay to each designated Branch Office each month the Variable Services Payment pursuant to the number of sales of Products achieved in accordance with the calculation appearing on Table 1, attached hereto.


FI will absorb MCIF Fees incurred by FBAL associated with the tracking, data preparation and reporting in proportion to the asset size of the charter.

                                     TABLE 1

$41.00 (per representative per location)

plus

$15.00 (per representative per location) multiplied by the number of sales of Products

                                                                 Exhibit 10(bb)

                                SERVICE AGREEMENT

         THIS SERVICE AGREEMENT ("Agreement") is made and entered into this 1st day of July, 1999, by and between First Bank TEXAS, N.A. (hereinafter called "Institution"), a financial institution organized under the laws of the State of Texas, First Brokerage America L.L.C., a Nevada limited liability company and registered broker/dealer member of the National Association of Securities Dealers ("NASD") and the Securities Investor Protection Corporation ("SIPC") (hereinafter called "B/D"; Institution and B/D are collectively referred to herein as "Affiliates" when services are to be provided by both) and BTI Insurance Agency, Inc., a corporation organized and existing under the laws of Texas (hereinafter called "Agency").

         WHEREAS, Agency is empowered to engage in the solicitation of, negotiation for, procurement of and collection of premiums on insurance and annuity contracts issued by legal reserve life insurance companies authorized to transact business in the State of Texas; and

         WHEREAS, Agency is licensed by the Texas State Board of Insurance to engage in the authorized business as a legal reserve life insurance agent in Texas under lawful appointment by one or more duly licensed life insurance companies; and

         WHEREAS, Institution desires for Agency to make available a broad range of tax deferred insurance and annuity products to its customers within the limits of applicable statutory and regulatory restrictions; and

         WHEREAS, Agency desires to provide Institution's customers with such insurance and annuity products through individually licensed agents of Agency; and

         WHEREAS,   B/D  leases  office  space  on  a  non-exclusive   basis  at
Institution and has a business relationship with Agency for the offering of variable annuities; and

         WHEREAS, B/D desires to provide and Agency desires to receive general support for the marketing and sales of such insurance and annuity products on subleased premises at one or more locations of Institution pursuant to that certain Sublease dated July 1, 1999 by and between B/D and Agency ("Sublease"); and

         WHEREAS, Institution and B/D are affiliates through common ownership or control, and Affiliates have entered into that certain Brokerage Service Agreement, dated as of July1, 1999, whereby B/D offers Nondeposit Securities Products on various Institution premises; and

         WHEREAS, Institution and B/D each wish to make services available to Agency under mutually agreeable terms and conditions as set forth herein.

         NOW, THEREFORE, in consideration of the mutual covenants and agreements hereinafter set forth and other valuable consideration, the receipt and sufficiency of which are hereby acknowledged and confessed, Institution, B/D and Agency do hereby agree as follows:

                                       I.

         Agency shall insure that each person who shall act as a life insurance agent in the State of Texas for and on behalf of Agency (hereinafter called the "Agency Representative" or "Agency Representatives") shall first become duly licensed pursuant to the applicable requirements of the Texas Insurance Code, as amended, and shall become duly appointed by each respective life insurance company to be represented by such person. B/D shall furnish to Agency such services and assistance as Agency may from time to time reasonably require in connection with the training of the Agency Representatives. Institution will allow certain of its employees (hereinafter called the "Institution Employees") to become Agency Representatives and will allow such Institution Employees, after becoming licensed, to market, during normal business hours, Agency-sponsored products on Institution's premises subleased to Agency and located in the State of Texas (subject to permissibility under Texas law). Nothing in this Agreement shall preclude an Institution Employee from offering and selling Institution's financial services and products. Institution shall be responsible for supervising each Institution Employee's activities involving the offer or sale of Institution's products and services. Institution will allow Agency, through its Agency Representatives, access to Institution's customers for the purpose of marketing Agency-sponsored products; and Institution and B/D will support Agency's marketing efforts by notifying their customers of the availability of Agency-sponsored insurance and annuity products, through posters in Institution's offices, brochure supplies, inserts in monthly statements, and similar activities. Institution, B/D and Agency shall keep confidential any information not otherwise generally available to the public which it may acquire as a result of this Agreement regarding the business and affairs of each other and its customers.

                                       II.

         B/D shall provide, by sublease, certain undivided portions of the office space leased by Institution to B/D as evidenced by the Sublease, attached hereto as Exhibit A. B/D shall also furnish Agency such services as may be reasonably necessary, including secretarial, filing, bookkeeping, clerical assistance, and similar services through Institution personnel made available to B/D pursuant to the Brokerage Service Agreement by and between Institution and B/D (the "Main Service Agreement") dated July1, 1999.

                                      III.

         B/D shall provide product review services for Agency in order to determine that the products to be sold by Agency meet Affiliates' standards of excellence. B/D shall also review the suitability of products sold to given customers of Agency in light of such customers' stated investment objectives and needs.

                                       IV.

         Agency will collect and provide safekeeping of all monies and considerations received within the course and scope of Agency's insurance agency business and will transmit the proper portions of such monies and considerations to insurance companies whose policies are sold through Agency. Payments will be made to each Agency Representative entitled to commissions or compensation, if any, arising from the sale of insurance or annuity products, all according to such terms and conditions as may be agreed upon in writing by Agency and such agent and as required by applicable state law. Nothing contained in this paragraph permits any person to engage in the act of selling or offering for sale any insurance product without first securing an applicable license for that purpose.

                                       V.

         Affiliates shall assist Agency in the preparation and maintenance of any reports and miscellaneous correspondence as Agency may reasonably require or request in order to enable its Agency Representatives to comply with all applicable requirements of any governmental entity or authority having jurisdiction over Agency's insurance agency business. Agency agrees to permit personnel from regulatory authorities, including regulatory authorities having jurisdiction over the affairs of Institution or of B/D, reasonable access to its offices to make audits and examinations of records pertaining to Agency activities on the subleased premises.

                                       VI.

         As consideration for Institution's performance of the services and furnishing of the facilities described in this Agreement, Agency agrees to pay at the location of B/D designated by B/D immediately without demand or notice by B/D an amount equal to seventy percent (70%) of Gross Commissions per month per location, less the amount of $50.00. For purposes of this Agreement, "Gross Commissions" shall be equal to the gross commissions received by, or discounts or concessions allowed to, Agency and shall include any charge or fee due to Agency from issuers of Products that are paid to any Agent, net of clearing costs, if any; provided, however, that Gross Commissions shall not include any sum until actually received by Agency. Any chargebacks, or errors caused wholly as a result of the acts of any Agent will reduce the amount accordingly. Gross Commissions shall not include due diligence points, wholesaling commissions, non-accountable fees or reimbursements, or any commission not directly stated as subject to customary direct offsets, including, but not limited to, direct offsets for errors, settlements with clients and trade adjustments. All service fees shall be payable no later than the first day of the second month subsequent to the month during which B/D provides the above-described support activities. It is expressly agreed and understood by and between Agency and B/D that no part of the service fees payable under this Agreement shall constitute, directly or indirectly, payment to Institution of any compensation, remuneration or other valuable consideration for services as a life insurance agent.

                                      VII.

         Agency, B/D and Institution agree to cooperate fully with each other with respect to any governmental investigation or administrative or judicial proceeding and in connection with any customer complaint with respect to the transaction of insurance and annuity business by Agency or by any of its Agency Representatives. Each party shall consult with the other party before responding to any such investigation, administrative or judicial proceeding or customer complaint, and each party shall keep the other fully advised as to the status thereof.

                                      VIII.

         B/D shall assist Agency in its compliance with all applicable federal and state securities laws, state insurance laws, and all other provisions of law, including federal, state, county, and city laws, ordinances, and regulations, building codes, and other governmental or municipal regulations which relate to the occupancy and use of the subleased premises, including, without limitation, the applicable provisions and requirements of the Interagency Statement on Retail Sales of Nondeposit Investment Products published by the Board of Governors of the Federal Reserve System, the Federal Deposit Insurance Corporation, the Office of Comptroller of the Currency and the Office of Thrift Supervision dated February 15, 1994, as such statement may be amended from time to time. Agency shall, however, be ultimately responsible for such compliance.

                                       IX.

         Agency shall not prepare or publish any advertising or solicitation material of any kind whatsoever containing any reference of any kind to B/D, Institution or any person or company affiliated with B/D or Institution, or use or refer to the name of B/D, Institution or any affiliate of either, in connection with the solicitation or sale of insurance or annuity products, unless the prior written consent of B/D or Institution, as applicable, is obtained. B/D and Institution shall, prior to use, obtain the prior written approval of Agency in connection with the use of any and all advertising, sales literature and other sales materials that reference any insurance or annuity product distributed or sponsored by Agency. B/D shall provide Agency with such technical and marketing assistance as Agency shall reasonably require or request in connection with the preparation of advertising and the dissemination thereof, but it shall be the duty of Agency to secure the approval of each insurance company and governmental or regulatory authority from whom approval is required prior to the use of such advertising. Agency understands that all documents, records, lists or other information relating to customers of Institution are the proprietary property of Institution and shall not be used for any purpose other than as contemplated by this Agreement.

                                       X.

         Institution shall use its best efforts to cause its customers to be aware of the existence of Agency on Institution's subleased premises and to make appropriate referrals of its customers to Agency, as permitted under applicable state law. Agency shall cooperate fully with Institution in the rendition of Agency's services hereunder and shall provide and furnish Institution with such information as may be reasonably required by Institution in connection therewith. Agency, B/D and Institution hereby agree to protect, indemnify, and hold and save harmless each from the other, to include all agents, servants and employees of each, against any and all claims, costs, losses, damages, and liability incurred by either of them as a result of the breach or violation of any of the terms of this Agreement by the other, or because of any misrepresentation, negligence or other misdeed by the other in dealing with all third parties.

                                       XI.

         Any provision of this Agreement to the contrary notwithstanding, Institution and Agency agree that the Agency Representatives shall be independent contractors with Agency and no Institution Employee shall be deemed to be an employee of Agency for any purpose whatsoever. No Institution Employee shall be entitled to receive any remuneration or other compensation from Agency or any insurance company in connection with the sale of any insurance or annuity product by such Institution Employee or such Institution Employee's services as an Agency Representative hereunder, except for commissions to be paid the Agency Representative as set forth in Paragraph V hereof.

                                      XII.

         This Agreement may be terminated by any party hereto with or without cause, upon thirty (30) days written notice by certified mail to the other party at the address respectively set forth in Paragraph XVI, or if such address be insufficient to permit delivery of notice, then such notice may be mailed to the party's last known address. Either party may automatically terminate this Agreement upon the happening of any one, or more, of the following events:

         (i)    Any party making an assignment for the benefit of its creditors;

         (ii) The levying on or against any party's property of a writ of execution or attachment that is not released or discharged within thirty (30) days;

         (iii) The institution in a court of competent jurisdiction of proceedings for the reorganization, liquidation, or involuntary dissolution of any party, or for its adjudication as a bankrupt or insolvent, or for the appointment of a receiver of any party's property, if the proceedings are not dismissed, and any receiver, trustee, or liquidator appointed therein is not discharged within thirty (30) days after the proceedings are instituted;

          (iv) The management of any party's affairs being assumed by any governmental, regulatory or judicial authority, or if the sale of the products covered by this Agreement is prohibited by any regulatory authority having jurisdiction over any party;

         (v) Agency's doing or permitting to be done any act that creates a mechanics' lien or claim against the land or building of which the premises are a part that is not released or otherwise provided for by indemnification satisfactory to B/D within thirty (30) days;

         (vi) Agency's failing to pay any service fee installment, or other charge or money obligation required by this Agreement, within ten (10) days after written notice, or to perform any other covenant under this Agreement within thirty (30) days after written notice; and

         (vii) Agency's deserting or vacating any substantial portion of the premises for five or more consecutive days.

                                      XIII.

         Except for the Main Lease, the Brokerage Service Agreement and the Sublease, this Agreement constitutes the entire Agreement and understanding between the parties hereto with respect to the subject matter hereof. Except as otherwise provided herein, the terms and conditions of this Agreement shall inure to the benefit of and be binding upon the respective subsidiaries, affiliates, successors and assigns of the parties hereto. Neither this Agreement nor any of the rights, obligations or liabilities of either party hereunder shall be assigned without the prior written consent of the other party hereto, which consent shall not be unreasonably withheld. The assigning party will remain liable for each obligation under this Agreement until the assignee assumes all obligations under this Agreement. For the duration of this Agreement and for twenty four (24) months after its termination, Institution agrees that it will not promote, recommend or consult or in any manner encourage the termination, surrender, or cancellation of any insurance or annuity contracts sold by Agency Representatives. However, the foregoing shall not prevent Institution from promoting, recommending, consulting regarding, or encouraging the termination of an insurance or annuity contract sold by Agency Representatives if Institution reasonably believed such action to be in the best interest of its customer considering all financial factors including termination penalties. Institution acknowledges that replacement of a contract sold hereunder may be subject to all applicable laws and regulations, including the filing by a licensed agency of appropriate replacement forms and reports with state insurance departments as required.

                                      XIV.

         This Agreement shall be interpreted, construed and enforced in accordance with the laws of the State of Texas. If any provision of this Agreement shall be held invalid or unenforceable by a court or tribunal of competent jurisdiction, the remainder shall not be affected thereby, but shall have the same force and effect as if the invalid or unenforceable provision had not been inserted. This Agreement constitutes the sole agreement of the parties and supersedes any prior understandings or written or oral agreements between the parties respecting the subject matter. If any action at law or in equity, including an action for declaratory relief, is brought to enforce or interpret this Agreement, the prevailing party is entitled to recover reasonable attorney's fees from the other. The fees may be set by the court in the trial of the action or may be enforced in a separate action for that purpose, and the fees will be in addition to any other relief that may be awarded. The parties declare that it is impossible to measure in money the damages that will accrue to either party, their heirs, executors, administrators, legal representatives, successors, or assigns by reason of a failure to perform any of the obligations under this agreement. Therefore, if a party, its heirs, executors, administrators, legal representatives, successors, or assigns institute any action or proceeding to enforce this sublease, any person against whom the action or proceedings are brought agrees that specific performance may be sought and obtained for any breach of this Agreement. This Agreement and all other copies of it, insofar as they relate to the rights, duties, and remedies of the parties, will be considered one agreement. This Agreement may be executed concurrently in one or more counterparts, each of which will be considered an original, but all of which together will constitute one instrument. Time is of the essence in this Agreement.

                                       XV.

         Unless this Agreement provides otherwise, any notice, tender, or delivery to be given by either party to the other may be effected by personal delivery in writing or by registered or certified mail, postage prepaid, return receipt requested, (i) if to Agency at 5555 San Felipe, 5th Floor, Houston, TX 77056, or (ii) if to Institution at 8820 Westheimer, P. O. Box 630369, Houston, Texas 77263-0369 or (iii) if to B/D at 11901 Olive Blvd., Creve Coeur, MO 63141. Such notices will be considered received as of mailing.




                     [REMAINDER OF PAGE INTENTIONALLY BLANK]

                       [SEE FOLLOWING PAGE FOR SIGNATURES]

         IN WITNESS HEREOF, the undersigned parties hereto have caused this Agreement to be executed by their duly authorized officers as of the date first above written.


                                      Agency

                                      By:     /s/ David B. Frank
                                              --------------------
                                              Name: David B. Frank
                                              --------------------
                                              Title: President
                                              --------------------

                                      Institution

                                      By:     /s/ Joseph Milcoun, Jr.
                                              ------------------------
                                              Name:Joseph Milcoun, Jr.
                                              ------------------------
                                              Title: President
                                              ------------------------

                                      B/D

                                      By:     /s/ Edward D. Furman
                                              ------------------------
                                              Name: Edward D. Furman
                                              ------------------------
                                              Title: Manager
                                              ------------------------

                                    EXHIBIT A

                                    SUBLEASE

                                    SUBLEASE

         THIS SUBLEASE ("Sublease") is entered into as of this 1st day of July, 1999, by and between FIRST BROKERAGE AMERICA LLC ("Sublessor") and BTI INSURANCE AGENCY, INC. ("Sublessee").

         A. Sublessor is the lessee under that certain lease dated July1, 1999 (the "Master Sublease"), pursuant to which Sublessor leases certain premises described in Exhibit A attached hereto (the "Premises") from First Bank TEXAS, N.A., headquartered in Houston, Texas (the "Master Lessor").

         B. Sublessee desires to sublease from Sublessor that certain undivided portion of the Premises described in Exhibit B attached hereto, together with furniture, fixtures, equipment, office supplies and other items Sublessee may require in its insurance and annuity business (the "Subleased Premises") upon the terms and subject to conditions set forth herein.

         NOW, THEREFORE, the parties agree as follows:

                  1. Demise. Sublessor hereby leases, lets and demises unto Sublessee, and Sublessee hereby leases and rents from Sublessor, upon the terms, covenants and conditions herein contained, the Subleased Premises.

                  2. Term. The term of this Sublease (the "Term") shall commence on July 1, 1999 (the "Commencement Date") and continue until July 1, 2000, unless earlier terminated as provided herein.

                  3. Rent. Sublessee shall pay, as rent hereunder, to Sublessor, at 11901 Olive Blvd., Creve Coeur, Missouri 63141, or to such other person or at such other address as Sublessor may from time to time hereafter designate by notice to Sublessee, without demand and without set-off or deduction whatsoever, rent in an amount equal to $50.00 per month per branch location of Master Lessor. It is the intention of the parties that this Sublease be a "gross" Sublease, and that Sublessee shall not be obligated to make any payment to Sublessor other than Rent. Without limiting the generality of the foregoing, Sublessee shall not be obligated to pay any premiums for insurance, to pay any real property taxes, or to pay any common area maintenance charges, percentage rent or any other amounts which may be payable by Sublessor to the Master Lessor under the Master Lease.

                  4. Master Lease. This Sublease is subject to all of the terms, covenants and conditions of the Master Lease. Sublessee agrees that it will not take any actions which constitute a breach or default under the Master Lease. As long as Sublessee performs its obligations under this Sublease, including but not limited to the payment of Rent, Sublessor will pay all rent and other sums due and payable to the Master Lessor under the Master Lease, and will not take any actions which constitute a breach or default under the Master Lease, and will not take any actions which constitute a breach or default under the Master Lease. To the extent that the consent of the Master Lessor shall also be required for the performance of any acts by Sublessor under the Master Lease, the consent of Sublessor shall also be required for the performance of such acts by Sublessee under this Sublease, and such consent shall also be conditioned upon receipt of the consent of the Master Lessor.

                  5. Use. Sublessee may only use the Subleased Premises or the purposes of providing insurance agent and brokerage services.

                  6.       Utilities,   Services   and   Maintenance;   Personal
 Property.

                           a)       Utilities  (HVAC, water, sewer, electricity,
telephone  and   other  utilities  required  for  the  transaction  of insurance business contemplated by this Sublease), services (janitorial, heat and air conditioning) and maintenance will be provided by the Master Lessor.

                           b)       Throughout  the   Term  of   this  Sublease,
Sublessee shall have the right to use, without charge, certain furniture, fixtures and equipment, including but not limited to telephone and computer systems (collectively, "FF&E"), which are owned by Master Lessor. All such FF&E is leased in its "as-is" condition, without representation or warranty by Sublessor as to physical condition or fitness for Sublessee's intended use.

                  7. Quiet Enjoyment; Access. Subject to the provisions of this Sublease and the Master Lease, as long as Sublessee is not in default hereunder, Sublessee shall have and enjoy the quiet enjoyment of Subleased Premises. Sublessee shall also have the right to use the "common areas" of the Premises for ingress and egress to the Subleased Premises. Notwithstanding the foregoing, upon reasonable prior notice (except in the case of an emergency) and during business hours, Sublessor and Sublessor's agents or representatives may inspect the Subleased Premises for the purpose of making audits and examinations of records pertaining to Sublessee's activities at the Subleased Premises.

                  8. Indemnification and Release. Sublessee agrees to defend, indemnify and hold harmless Sublessor from any and all claims, demands, expenses, actions, causes of action, and other liabilities, including attorneys' fees and costs, which arise in connection with Sublessee's use or occupancy of the Subleased Premises. Sublease hereby releases Sublessor from all liability for damages from any cause whatsoever which Sublessee may incur in connection with the use or occupancy of the Subleased Premises, except for acts involving willful misconduct or gross negligence of Sublessor or its employees or agents.

                  9. Sublessor Warranty. Sublessor warrants and represents to Sublessee that the Master Lease has not been amended or modified except as disclosed in writing to Sublessee, that Sublessor is not now, and as of the commencement of the Term hereof will not be, in default or breach of any of the provisions of the Master Lease, and that the Master Lessor is not now, and as of the commencement of the Term will not be, in default or breach of any of the provisions of the Master Lease.

                  10.      Termination; Default.

                           10.1     This Sublease may  be  terminated by  either
party hereto,  with or without  cause,  for any reason or no reason, upon thirty
(30) days written notice to the other party.

                           10.2     Without limiting the foregoing, either party
may terminate this Sublease immediately upon notice to the other party upon the occurrence of any of the following events by the other party:

                           (i)      an assignment by such party for the  benefit
of its creditors;

                           (ii)     the  levying  on   or   against such party's
property of a writ of execution or attachment that is not released or discharged within thirty (30) days;

                           (iii)  such  party's  breach  or  default  under  the
Services Agreement between Sublessor and Sublessee, which breach remains uncured after expiration of any "cure" period stated therein;

                           (iv)     the  institution  in a  court  of  competent
jurisdiction of proceeding for the reorganization, liquidation, or insolvency dissolution of such party, or for its adjudication as a bankrupt or insolvent, or for the appointment of a receiver of such party's property, if such proceedings are not dismissed, and any receiver, trustee, or liquidator appointed therein is not discharged within 30 days after the proceedings are instituted; and

                           (v)      the management of such party's affairs being
assumed by any governmental, regulatory or judicial authority, or if such party is prohibited by any governmental or regulatory authority from continuing its primary line of business

                           10.3     Without limiting the foregoing,    Sublessor
may  terminate   this   agreement  immediately upon notice to Sublessee upon the
occurrence of any of the following events:

                           (i)      Sublessee's   failure  to  pay Sublessor any
installment of Rent or any other fee, charge or monies due to Sublessor, within 10 days after the same shall have been due,

                           (ii)   Sublessee's   failure  to  perform  any  other
covenant under this Sublease within thirty (30) days after written notice from Sublessor.

                  11.      Remedies.

                           11.1     Upon  any  of  the  events  described    in
Sections 10.2 or 10.3 above, Sublessor may terminate Sublessee's right to possession of the Subleased Premises by any lawful means, in which case this Sublease and the Term hereof shall terminate and Sublessee shall immediately surrender possession of the Subleased Premises to Sublessor. In such event, in addition to any other rights or remedies Sublessor may have at law or in equity, Sublessor may (i) recover any amounts permitted pursuant to applicable Texas case law or (ii) exercise remedies provided in applicable Texas case law. (Sublessor may continue Sublease in effect after Sublessee's breach and abandonment and recover rent as it becomes due, if Sublessee has the right to sublet or assign, subject to reasonable limitations).

                           11.2     Sublessor's  failure to enforce any default
or breach of covenant on the part of Sublessee shall not be, or be construed as a waiver thereof, nor shall any custom or practice between the parties in the course of administering this instrument be construed to waive or lessen the right of Sublessor to insist upon the performance by Sublessee of any term, covenant or condition hereof, or to exercise any right given it on account of any such default. The acceptance of Rent hereunder shall not become or be construed to become a waiver of any term, covenant or condition of this Sublease.

                  12. Notices. Any notice under or relating to this Sublease shall be given in writing and shall be deemed sufficiently given and served for all purposes when personally delivered or given by telex or machine-confirmed facsimile or three business days after a writing is deposited in the United States mail, first class postage or other charges prepaid and registered, return receipt requested, addressed as follows:

         If to Sublessor:           First Brokerage America, L.L.C.
                                    Attn: Edward D. Furman, Manager
                                    11901 Olive Blvd.
                                    Creve Coeur, Missouri 63141
                                    Fax No.: (314) 995-8781

         If to Sublessee:           BTI Insurance Agency, Inc.
                                    Attn: David B. Frank, President
                                    450 Gears Suite 770
                                    Houston TX 77067
                                    Fax No.: (281) 953-4143

                  13.  Entire   Agreement.   Except  for  that  certain  Service
Agreement dated July 1, 1999, ("Service Agreement") this Sublease is and shall be considered to be the only agreement between the parties hereto with respect to the subject matter hereof. All negotiations and agreements with respect to the subject matter of this Sublease have been merged herein and in the Service Agreement and are included herein or therein. There are no other representations or warranties between the parties and all reliance with respect to representations are contained in this Sublease or the Service Agreement.

                  14. Consent to Sublease by the Master Lessor. It is understood and agreed between Sublessor and Sublessee that this Sublease is subject to receipt of the written consent of Master Lessor.

                  15. Construction. This Agreement has been executed in and is to be performed in the State of Texas, and this Agreement shall be interpreted in accordance with the laws of the State of Texas.

                  16. Amendments. This Agreement may not be amended, modified or altered except by a written instrument executed by all parties hereto.

                  17. Gender; Number. As used herein, the masculine, feminine or neuter gender, and the singular or plural number, shall each be deemed to include the others whenever the context so indicates.

                  18. Counterparts. This Agreement may be executed in one (1) or more counterparts, each of which shall be deemed to be an original, but all of which together shall constitute one (1) and the same instrument.

                  19. Waiver. The failure of any party, at any time, to require timely performance by any other party of any provision of this Agreement shall not affect such party's rights thereafter to enforce the same, nor shall the waiver by any party of any breach of any provision of this Agreement, whether or not agreed to in writing, be taken or held to be a waiver of the breach of any other provision or a waiver of any subsequent breach of the same provision of this Agreement. No extension of time for the performance of any obligation or act hereunder shall be deemed to be an extension of time for the performance of any other obligation or act hereunder.

                  20. Additional Acts. The parties agree to perform such further acts and to execute, acknowledge and deliver such documents as may be necessary to effectuate the provisions of this Agreement.

                  IN WITNESS WHEREOF the undersigned have duly executed this Agreement on the day and year first above set forth.

"Sublessor"

FIRST BROKERAGE AMERICA, L.L.C.

/s/ Edward D. Furman
--------------------
By:  Edward D. Furman
Its:  Manager


"Sublessee"

BTI INSURANCE AGENCY, INC.

/s/ David B. Frank
------------------
By:  David B. Frank
Its:  President

                                    EXHIBIT A

                            CONSENT OF MASTER LESSOR

         The undersigned, lessor ("Master Lessor") under the above-referenced Master Lease, hereby consents to the attached Sublease, on the terms and conditions set forth above, provided that the granting of such consent shall not constitute a consent to any subsequent sublease of the Subleased Premises.

         Master Lessor agrees that if the Sublease shall be terminated, canceled or surrendered prior to the end of the Term of the attached Sublease, Sublessee's possession of the Subleased Premises under the Sublease or Sublease shall not be disturbed or interfered with by Master Lessor in the exercise of any of its rights under the Sublease and all of the terms and conditions set forth in the attached Sublease shall continue in full force and effect between Master Lessor and Sublessee as though said Sublease were originally made and entered into between Master Lessor and Sublessee.

"Master Lessor"

FIRST BANK TEXAS, N.A.

By: /s/ Joseph Milcoun, Jr.
---------------------------
Its: Vice President

                                                             Exhibit 10(cc)

                                  FEDERAL FUNDS
                                AGENCY AGREEMENTS


This agreement between First Bank (the Agent), and Redwood Bank (the Bank) is to be in effect until canceled or amended, and establishes the procedures and conditions by which the Agent will arrange for the purchase or sale of Federal Funds for the Bank.

1. The funds of the Bank will be bought or sold to one or more of the banks on the attached list with a minimum of $25,000, and in increments of $25,000. A list of specific banks to which the Bank's funds were sold is available upon request. The Agent is functioning only in an agency capacity, and shall not be liable to the Bank if the funds or interest are not repaid at maturity; that is to say the Agent assumes no credit risk regarding the repayment of funds upon maturity.

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

5. The agent will charge the Bank a fee for each transaction of 0.5%, (sales), or .20% (purchases), which may be revised at a future date at the Agent's discretion after giving written notice to the Bank.


                                             Agreed this 26th day of May, 1999

FIRST BANKS                                  Redwood Bank

By:  /s/ Edward Furman                       /s/ Anthony S. Dee
     -----------------                       ------------------
(Agent)                                     (Bank)

Senior Vice President                       President