Form 10-K405
period 1999-12-31
FIRST BANKS AMERICA INC
filed 2000-03-27
CIK 310979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
 (Mark One)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 1999

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                    EXCHANGE

                                   ACT OF 1934
               For the transition period from _______ to ________

                           Commission File No. 0-8937

                            FIRST BANKS AMERICA, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                  75-1604965
     (State or other jurisdiction
  of incorporation or organization)        (I.R.S. Employer Identification No.)

                   135 North Meramec, Clayton, Missouri 63105
               (Address of principal executive offices) (Zip Code)

                                 (314) 854-4600
              (Registrant's telephone number, including area code)

                         ------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange on
            Title of class                             which registered
            --------------                             ----------------

           Securities registered pursuant to Section 12(b) of the Act:

   Common Stock, $0.15 Par Value Per Share            New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

 8.50% Cumulative Trust Preferred Securities
  (issued by First America Capital Trust               New York Stock Exchange
       and guaranteed by its parent,
        First Banks America, Inc.)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                            Yes      X            No
                                                 ---------           ---------

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price of the Common Stock on the New York Stock Exchange on March 20, 2000 was $15,957,370. For purposes of this computation, officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers or 5% beneficial owners are, in fact, affiliates of the registrant.

         As of March 20, 2000, there were 3,103,301 shares of the registrant's Common Stock, $0.15 par value, and 2,500,000 shares of the registrant's Class B Common Stock, $0.15 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Shareholders for the year ended December 31, 1999 are incorporated by reference into Parts I, II and IV of this report.

                                     PART I


         The following portions of the 1999 Annual Report to Stockholders ("1999 Annual Report") of First Banks America, Inc. ("FBA" or the "Company") are incorporated by reference in this report:

                                                                                          Page(s) in 1999
                        Section                                                            Annual Report
                        -------                                                            -------------

         Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                   3 - 22
         Selected Consolidated and Other Financial Data                                          2
         Consolidated Financial Statements                                                    25 - 49
         Supplementary Financial Data                                                           23
         Range of Prices of Common Stock and Preferred Securities                               51

         Except for the parts of the 1999 Annual Report expressly incorporated by reference, such report is not deemed filed with the Securities and Exchange Commission.

         Information appearing in this report, in documents incorporated by reference herein and in documents subsequently filed with the Securities and Exchange Commission which are not statements of historical fact may include forward-looking statements with respect to the financial condition, results of operations and business of FBA. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on FBA, including but not limited to fluctuations in interest rates and in the economy; the impact of laws and regulations applicable to FBA and changes therein; competitive conditions in the markets in which FBA conducts its operations, including competition from banking and non-banking companies with substantially greater resources than FBA, some of which may offer and develop products and services not offered by FBA; the ability of FBA to control the composition of the loan portfolio without adversely affecting interest income; and the ability of FBA to respond to changes in technology. With regard to FBA's efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include the potential for higher than acceptable operating costs arising from the geographic dispersion of the offices of FBA, as compared with competitors operating solely in contiguous markets; the competition of larger acquirers with greater resources than FBA; fluctuations in the prices at which acquisition targets may be available for sale and in the market for FBA's securities; and the potential for difficulty or unanticipated costs in realizing the benefits of particular acquisition transactions. Readers of the Annual Report should therefore not place undue reliance on forward-looking statements.

Item 1.   Business

General. FBA, incorporated in Delaware in 1978, is headquartered in St. Louis, Missouri and is a registered bank holding company under the Bank Holding Company Act of 1956, as amended ("BHC Act"). The principal function of the Company is to assist management of its banking subsidiaries.

         At December 31, 1999, FBA had $920.7 million in total assets $732.3 million in loans, net of unearned discount, $780.0 million in total deposits and $72.5 million in total stockholders' equity. FBA operates through its wholly owned subsidiary bank holding companies and financial institutions ("Subsidiary Banks") as follows:

            First Bank Texas N.A., headquartered in Houston, Texas ("FB Texas"); First Bank of California, headquartered in Roseville, California
              ("FB California"); and
            Redwood Bank, headquartered in San Francisco, California.

         In 1994, FBA sold 2,500,000 shares of Class B common stock ("Class B Stock") for $30 million cash in a private placement to First Banks, Inc., a multi-bank holding company headquartered in Clayton, Missouri ("First Banks"). As a result, First Banks became the owner of approximately 65% of the then-outstanding voting stock of FBA, which includes the Class B Stock and the class of common stock owned by all other stockholders (referred to herein as the "Common Stock"). The Class B Stock has the same voting rights per share as the Common Stock, and the two classes of stock are generally equivalent except the Class B Stock is not registered with the Securities and Exchange Commission, not listed on any exchange and, with limited exceptions, is not transferable, other than to an affiliate of First Banks. In the event FBA were to commence the payment of dividends to its stockholders, the Class B Stock would receive dividends only to the extent that dividends on the Common Stock exceed $0.45 per share annually. The terms of the Class B Stock allow First Banks to purchase additional shares of Class B Stock through August 31, 2001 if a sufficient number of additional shares of Common Stock are issued to cause First Banks' voting power to fall below 55%, at prices to be determined based on a formula related to the book value per share of common stock. The Class B Stock is convertible into shares of Common Stock at the option of First Banks.

         On February 2, 1998, FBA completed its acquisition of First Commercial Bancorp, Inc. ("FCB"), Sacramento, California, as described further in the
Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 1999 Annual Report and in Note 2 to the Consolidated Financial Statements, both of which are incorporated herein by reference. In connection with the acquisition of FCB, FBA issued approximately 1,555,700 shares of Common Stock, of which 1,266,176 shares were issued to First Banks. FBA also issued to First Banks a convertible debenture in the principal amount of $6.5 million ("Debenture") in exchange for outstanding debentures of FCB. On December 4, 1998, First Banks elected to convert the $6.5 million principal and $2.4 million accrued and unpaid interest of the Debenture into 629,557 shares of Common Stock. In addition, on February 17, 1999, First Banks completed its purchase of 314,848 shares of common stock, pursuant to a tender offer which commenced on January 4, 1999. This tender offer increased First Banks' ownership interest in FBA to 82.3% of the outstanding voting stock of FBA. At December 31, 1999, First Banks' ownership interest in FBA was 83.4%.

         For the three years ended December 31, 1999, FBA completed four acquisitions. These transactions provided total assets of $487.5 million and 13 banking locations. For a description of recent acquisitions and the Company's acquisition policies, see "Management's Discussion and Analysis of Financial
Condition and Results of Operations - Acquisitions" and Note 2 to the Consolidated Financial Statements of the 1999 Annual Report which is incorporated herein by reference.

         Through the Subsidiary Banks' 14 banking locations in northern California and six banking locations in the greater Houston and Dallas, Texas areas, FBA offers a broad range of commercial and personal banking services, including certificate of deposit accounts, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial and financial, commercial and residential real estate, real estate construction and development and consumer loans. Other financial services include mortgage banking, credit and debit cards, brokerage services, credit-related insurance, automatic teller machines, telephone banking, safe deposit boxes, trust and private banking services and cash management services.

         FBA centralizes overall corporate policies, procedural and administrative functions and operational support functions for the Subsidiary Banks. Primary responsibility for managing the Subsidiary Banks remains with the officers and directors.

         The following summarizes selected data about the Subsidiary Banks at December 31, 1999:

                                                                            Loans, net of
                                               Number of        Total          unearned          Total
                                               Locations       assets          discount         deposits
                                               ---------       ------         --------          --------
                                                                 (dollars expressed in thousands)

              FB California.................      10        $ 431,838          379,632          367,563
              FB Texas......................       6          278,988          213,731          244,248
              Redwood Bank..................       4          199,988          138,902          173,703


         As of March 20, 2000, the total Common Stock and Class B Stock owned by First Banks constituted approximately 84.07% of the outstanding voting stock of FBA. Accordingly, First Banks exercises control over the management and policies of FBA and the election of its officers and directors.

         FBA and the Subsidiary Banks purchase certain services and supplies, including data processing services, internal audit, loan review, income tax preparation and assistance, accounting, asset/liability management and investment services, loan servicing and other management and administrative services, through its majority stockholder, First Banks. Additional information regarding the nature of the arrangements with First Banks appears in Note 15 to the Consolidated Financial Statements incorporated herein by reference.

         Further discussion of the business operations of FBA and the Subsidiary Banks and the Company's policies is set forth in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of the 1999 Annual Report which is incorporated herein by reference.

Competition and Branch Banking. The activities in which the Subsidiary Banks are engaged are highly competitive. Those activities and the geographic markets served primarily involve competition with other banks, some of which are affiliated with large regional or national holding companies. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits.

         In addition to competing with other banks within their primary service areas, the Subsidiary Banks also compete with other financial intermediaries, such as credit unions, industrial loan associations, securities firms, insurance companies, small loan companies, finance companies, mortgage companies, real estate investment trusts, certain governmental agencies, credit organizations and other enterprises. Additional competition for depositors' funds comes from United States Government securities, private issuers of debt obligations and suppliers of other investment alternatives for depositors. Many of the Company's non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally-insured banks and state regulations governing state-chartered banks. As a result, such non-bank competitors may have certain advantages over the Company in providing some services.

         The trend in Texas and California has been for multi-bank holding companies to acquire independent banks and thrifts in communities throughout these states. The Company believes it will continue to face competition in the acquisition of such banks and thrifts from bank holding companies based in those states and from bank holding companies based in other states under interstate banking laws. Many of the financial institutions with which the Company competes are larger than the Company and have substantially greater resources available for making acquisitions.

         Subject to regulatory approval, commercial banks situated in Texas and California are permitted to establish branches throughout their respective states, thereby creating the potential for additional competition in the Subsidiary Banks' service areas.

Supervision and Regulation

General. The Company and the Subsidiary Banks are extensively regulated under federal and state laws designed primarily to protect depositors and customers of the Subsidiary Banks. To the extent this discussion refers to statutory or regulatory provisions, it is not intended to summarize all of such provisions and is qualified in its entirety by reference to the relevant statutory and regulatory provisions. Changes in applicable laws, regulations or regulatory policies may have a material effect on the business and prospects of the Company. The Company is unable to predict the nature or extent of the effects on its business and earnings that new federal and state legislation or regulation may have. The enactment of the legislation described below has significantly affected the banking industry generally and is likely to have ongoing effects on the Company and the Subsidiary Banks in the future.

         FBA is a registered bank holding company under the BHC Act and, as such, is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System ("FRB"). FBA is required to file annual reports with the FRB and to provide to the FRB additional information as it may require.

         FB Texas is a national bank and is therefore subject to supervision, regulation and examination by the Office of the Comptroller of the Currency ("OCC"), while FB California and Redwood Bank are chartered by the State of California and are subject to supervision, regulation and examination by the California Department of Financial Institutions. The Subsidiary Banks are also regulated by the Federal Deposit Insurance Corporation ("FDIC"), which provides deposit insurance of up to $100,000 for each insured depositor.

Bank Holding  Company  Regulation.  The  Company's  activities  and those of its subsidiaries  have in the past been  limited  to the  business  of  banking  and activities "closely related" or "incidental" to banking. Under the Gramm-Leach-Bliley Act, which was enacted in November 1999 and is discussed below, bank holding companies now have the opportunity to seek broadened authority, subject to limitations on investment, to engage in activities that are "financial in nature" if its subsidiary depository institutions are well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act (discussed briefly below).

         FBA is also subject to capital requirements applied on a consolidated basis which are substantially similar to those required of the Subsidiary Banks (briefly summarized below). The BHC Act also requires a bank holding company to obtain approval from the FRB before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls a majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. The FRB will not approve any acquisition, merger or consolidation that would have a substantially anti-competitive result, unless the anti-competitive effects of the proposed transaction are clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial factors in reviewing acquisitions and mergers.

Safety and Soundness and Similar Regulations. The Company is subject to various regulations and regulatory policies directed at the financial soundness of the Subsidiary Banks. These include, but are not limited to, the FRB's source of strength policy, which obligates a bank holding company such as FBA to provide financial and managerial strength to the Subsidiary Banks; restrictions on the nature and size of certain transactions between a bank holding company and its subsidiary depository institutions; and restrictions on extensions of credit by the Subsidiary Banks to executive officers, directors, principal stockholders and the related interests of such persons.

Regulatory Capital Standards. The federal bank regulatory agencies have adopted substantially similar risk-based and leverage capital guidelines for banking organizations. Risk-based capital ratios are determined by classifying assets and specified off-balance-sheet financial instruments into weighted categories, with higher levels of capital being required for categories deemed to represent greater risk. FRB policy also provides that banking organizations generally, and in particular those that are experiencing internal growth or actively making acquisitions, are expected to maintain capital positions that are substantially above the minimum supervisory levels, without significant reliance on intangible assets.

         Under the risk-based capital standard, the minimum consolidated ratio of total capital to risk-adjusted assets required for bank holding companies is 8%. At least one-half of the total capital must be composed of common equity, retained earnings, qualifying noncumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain items such as goodwill and certain other intangible assets ("Tier 1 capital"). The remainder may consist of qualifying hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock that does not qualify as Tier 1 capital and a limited amount of loan and lease loss reserves ("Tier 2 capital").

         In addition to the risk-based standard, the Company is subject to minimum requirements with respect to the ratio of its Tier 1 capital to its average assets less goodwill and certain other intangible assets (the "Leverage Ratio"). Applicable requirements provide for a minimum Leverage Ratio of 3% for bank holding companies that have the highest supervisory rating, while all other bank holding companies must maintain a minimum Leverage Ratio of at least 4% to 5%.

         The OCC and the FDIC have established capital requirements for banks under their respective jurisdictions that are consistent with those imposed by the FRB on bank holding companies. Information regarding FBA and the Subsidiary Banks under the federal capital requirements is contained in Note 18 to the Consolidated Financial Statements and is incorporated herein by reference.

Prompt Corrective Action. The FDIC Improvement Act requires the federal bank regulatory agencies to take prompt corrective action in respect to depository institutions that do not meet minimum capital requirements. A depository institution's status under the prompt corrective action provisions will depend upon how its capital levels compare to various relevant capital measures and other factors as established by regulation.

         The federal regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels. Under the regulations, a bank will be: (i) "well capitalized" if it has a total capital ratio of 10% or greater, a Tier 1 capital ratio of 6% or greater and a Leverage Ratio of 5% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure; (ii) "adequately capitalized" if it has a total capital ratio of 8% or greater, a Tier 1 capital ratio of 4% or greater and a Leverage Ratio of 4% or greater (3% in certain circumstances); (iii) "undercapitalized" if it has a total capital ratio of less than 8%, a Tier 1 capital ratio of less than 4% or a Leverage Ratio of less than 4% (3% in certain circumstances); (iv) "significantly undercapitalized" if it has a total capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a Leverage Ratio of less than 3%; and (v) "critically undercapitalized" if its tangible equity is equal to or less than 2% of average quarterly tangible assets. A depository institution's primary federal regulatory agency is authorized to lower the institution's capital category under certain circumstances. The banking agencies are permitted to establish individualized minimum capital requirements exceeding the general requirements described above. Generally, a bank which does not maintain the status of "well capitalized" or "adequately capitalized" will be subject to restrictions and limitations on its business that are progressively more severe.

         A bank is prohibited from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the bank would thereafter be "undercapitalized." "Undercapitalized" depository institutions are subject to limitations on, among other things, asset growth, acquisitions, branching, new lines of business, acceptance of brokered deposits and borrowings from the Federal Reserve System, and they are required to submit a capital restoration plan that includes a guarantee from the institution's holding company. "Significantly undercapitalized" depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become "adequately capitalized," requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. "Critically undercapitalized" institutions are subject to the appointment of a receiver or conservator.

Dividends. FBA's primary source of funds in the future is the dividends, if any, paid by the Subsidiary Banks. The ability of the Subsidiary Banks to pay dividends is limited by federal laws, by regulations promulgated by the bank regulatory agencies and by principles of prudent bank management. The amount of dividends the Subsidiary Banks may pay to the Company is also limited by First Banks' credit agreement with a group of unaffiliated financial institutions. Additional information concerning limitations on the ability of the Subsidiary Banks to pay dividends appears in Note 14 to the Consolidated Financial Statements and is incorporated herein by reference.

Customer Protection. The Subsidiary Banks are also subject to consumer laws and regulations intended to protect consumers in transactions with depository institutions, as well as other laws or regulations affecting customers of financial institutions generally. These laws and regulations mandate various disclosure requirements and substantively regulate the manner in which financial institutions must deal with their customers. The Subsidiary Banks are required to comply with numerous regulations in this regard and are subject to periodic examinations with respect to their compliance with the requirements.

Community Reinvestment Act. The Community Reinvestment Act of 1977 ("CRA") requires that, in connection with examinations of financial institutions within their jurisdiction, the federal banking regulators must evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and other applications to expand.

The Gramm-Leach-Bliley Act. The activities of bank holding companies have historically been limited to the business of banking and activities "closely related" or "incidental" to banking. The enactment in November 1999 of the Gramm-Leach-Bliley Act will relax the previous limitations and permit some bank holding companies to engage in a broader range of financial activities. Bank holding companies may elect to become financial holding companies that may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. In addition to lending, activities that will be deemed "financial in nature" include securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, merchant banking activities and other activities which the FRB determines to be closely related to banking. A bank holding company may become a financial holding company only if each of its subsidiary banks is well capitalized and well managed and has a rating of satisfactory or higher under CRA. A bank holding company that ceases to be in compliance with those requirements may be required to stop engaging in specified activities. Any bank holding company that does not elect to become a financial holding company will remain subject to current restrictions.

         Under the new legislation, the FRB will have supervisory authority over each parent company and limited authority over its subsidiaries. The determination of which federal regulatory agency is given primary authority over a subsidiary of a financial holding company will depend on the types of activities conducted by the subsidiary. In that regard, broker-dealer subsidiaries will be regulated primarily by securities regulators and insurance subsidiaries will primarily be regulated by insurance authorities. Implementing regulations under the Gramm-Leach-Bliley Act have not yet been promulgated, and FBA is not able to predict the likely extent of the impact of the legislation.

Reserve Requirements; Federal Reserve System and Federal Home Loan Bank System. The FRB requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements. Institutions are authorized to borrow from the Federal Reserve Bank "discount window," but FRB regulations require institutions to exhaust other reasonable alternative sources of funds, including advances from Federal Home Loan Banks ("FHLBs"), before borrowing from the Federal Reserve Bank.

         Certain of the Subsidiary Banks are members of the Federal Reserve System (FB Texas) and the Federal Home Loan Bank System (FB Texas and FB California) and are required to hold investments in regional banks within those systems. The Subsidiary Banks were in compliance with these requirements at December 31, 1999, with investments of $1.4 million in stock of the FHLB of Dallas held by FB Texas, $1.3 million in stock of the FHLB of San Francisco held by FB California, and $863,000 in stock of the Federal Reserve Bank of Dallas held by FB Texas.

Monetary Policy and Economic Control. The commercial banking business is affected not only by legislation, regulatory policies and general economic conditions, but also by the monetary policies of the FRB. Changes in the discount rate on member bank borrowings, the availability of credit at the "discount window," open market operations, the imposition of changes in reserve requirements against deposits and assets of foreign branches, and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the FRB. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and this use may affect interest rates charged on loans or paid on liabilities. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks and are expected to do so in the future. Such policies are influenced by various factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government. Future monetary policies and the effect of such policies on the future business and earnings of the Company or the Subsidiary Banks cannot be predicted.

Employment

         As of March 20, 2000, the Company employed approximately 195 employees. None of the employees are subject to a collective bargaining agreement. The Company considers its relationships with its employees to be good.

Executive Officers of the Registrant

         Information  regarding  executive  officers is  contained in Item 10 of
Part III hereof (pursuant to General Instruction G) and is incorporated herein by this reference.

Item 2.  Properties

         FBA's executive office is located at the executive office owned by First Banks at 135 North Meramec, Clayton, Missouri 63105. The headquarters of the Subsidiary Banks are (i) in the case of FB Texas, in a building leased by FB Texas located at 8828 Westheimer, Houston, Texas; (ii) in the case of FB California, in a building owned by FB California located at 1625 Douglas Boulevard, Roseville, California; (iii) in the case of Redwood Bank, in a building leased by Redwood Bank located at 735 Montgomery Street, San Francisco, California. In addition to those offices, as of March 20, 2000, the Subsidiary Banks do business at 17 branch offices in Texas and California, of which 6 are owned and 11 are leased.

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

         Information regarding the number of stockholders and the market prices for Common Stock since January 1, 1999 is set forth under the caption "Investor Information" of the 1999 Annual Report and is incorporated herein by reference.

Dividends. In recent years, the Company has not paid any dividends on its Common Stock. The ability of a bank holding company such as FBA to pay dividends is limited by regulatory requirements and by the receipt of dividend payments from the Subsidiary Banks, which are also subject to regulatory requirements. See
Note 14 to the Consolidated Financial Statements.

Item 6.  Selected Financial Data

         The information required by this item is incorporated herein by reference from page 2 of the 1999 Annual Report under the caption "Selected Consolidated and Other Financial Data."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required by this item is incorporated herein by reference from pages 3 through 22 of the 1999 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7a. Quantitative and Qualitative Disclosure About Market Risk

         The information required by this item is incorporated herein by reference from page 9 of the 1999 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management."

Item 8.  Financial Statements and Supplementary Data

         The consolidated financial statements of FBA are incorporated herein by reference from pages 25 through 49 of the 1999 Annual Report under the captions "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Independent Auditors' Report."

         Supplementary Financial Information regarding FBA is incorporated herein by reference from page 23 of the 1999 Annual Report under the caption "Quarterly Condensed Financial Data - Unaudited."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant Board of Directors

         The Board of Directors consisting of seven members, is identified in the following table. Each of the directors was elected or appointed to serve a one-year term and until his/her successor has been duly qualified for office.

                                      Director               Principal Occupation(s) During Last Five Years
          Name                 Age      Since                    and Directorships of Public Companies
          ----                 ---      -----                    -------------------------------------


James F. Dierberg (1)           62      1994      Chairman of the Board of Directors,  President and Chief  Executive
                                                  Officer  of  FBA  since  1994;  Chairman  of the  Board  and  Chief
                                                  Executive  Officer of First  Banks  since 1988;  Director  of First
                                                  Banks  since  1979;  President of First Banks from 1979 to 1992 and from 1994 to October 1999; Trustee of First Preferred Capital Trust
                                                  and First America Capital Trust since 1997 and 1998, respectively.

Allen H. Blake                  57      1994      Executive Vice President,  Chief Operating Officer and Secretary of
                                                  FBA  since  1998;  Vice  President,  Chief  Operating  Officer  and
                                                  Secretary of FBA from 1994 to 1998; Chief Financial  Officer of FBA from  1994 to  September  1999;  President  of  First  Banks  since
                                                  October 1999;  Executive Vice President and Chief Financial Officer
                                                  of  First  Banks  from  1996 to  September  1999;  Chief  Operating
                                                  Officer of First Banks since 1998;  Senior Vice President and Chief
                                                  Financial  Officer of First Banks from 1992 to 1996;  Secretary  of
                                                  First Banks since 1988;  Director and Executive  Vice  President of
                                                  FCB from 1995 until its merger into FBA in February  1998;  Trustee of First  Preferred  Capital Trust and First America  Capital Trust
                                                  since 1997 and 1998, respectively.

Charles A. Crocco, Jr. (2)      61      1988      Counsel  to the law firm of  Jackson & Nash,  LLP.,  New York,  New
                                                  York  since  1999;  Partner  in the law  firm of  Crocco & De Maio,
                                                  P.C.,  New  York,  New  York  from  1993 to 1999;  Director  of The
                                                  Hallwood Group Incorporated (merchant banking).

Albert M. Lavezzo (2)           63      1998      President  and Chief  Operating  Officer of the law firm of Favaro,
                                                  Lavezzo,    Gill,    Caretti  &   Heppell, Vallejo,  California,  a
                                                  professional legal corporation, since 1974;  Former Chairman of the
                                                  Board  of Directors  of   Surety   Bank (15 years);  Director of FB
                                                  California; President of North Bay Exchange Co., Inc.

Ellen D. Schepman (1)           25      1999      Retail  Marketing Officer of First  Banks  since  May 1999;  Retail
                                                  Marketing  Specialist,  First Bank & Trust  (FB&T),  a wholly owned
                                                  subsidiary  of  First  Banks,  from  1997  to  May  1999;   various
                                                  capacities,  including Retail Marketing Trainee, Employee Recruiter and Credit Analyst,  First Bank, a wholly owned subsidiary of First
                                                  Banks, from 1996 to 1997.



Edward T. Story, Jr. (2)       56       1987      President,   Chief   Executive   Officer   and   Director  of  SOCO
                                                  International,  plc,  Comfort,  Texas, a corporation  listed on the
                                                  London  Stock  Exchange  and engaged in  international  oil and gas operations,  since  1991;  Director of Cairn  Energy plc,  Hallwood
                                                  Realty  Corporation,  Santa  Fe  Snyder  Corporation  and Sen  Hong
                                                  Resources, Ltd.

Donald W. Williams             52       1995      Executive  Vice  President and Chief Credit  Officer of First Banks
                                                  since  1996;  Senior Vice  President  and Chief  Credit  Officer of
                                                  First  Banks  from 1993 to April  1996;  Director  of FCB from 1995 until its  merger  into FBA in  February  1998;  Director  of First
                                                  Bank, a wholly owned subsidiary of First Banks, FB Texas,  FB&T and
                                                  FB California;  Chairman of the Board of Directors of First Capital
                                                  Group, Inc., Redwood Bank and Lippo Bank.

----------------------------------
(1)  Member of the Audit Committee.
(2) Mrs. Schepman is the daughter of Mr. James F. Dierberg. See Item 12 Security Ownership of Certain Beneficial Owners and Management.

Executive Officers

         The executive officers of the Company, each of whom were elected to the office(s) indicated by the Board of Directors, as of March 20, 2000 were as follows:

                                                                                    Principal Occupation(s)
          Name                Age        Current FBA Office(s) Held                 During Last Five Years
          ----                ---        --------------------------                 ----------------------

James F. Dierberg              62   Chairman  of  the  Board,  President  See  Item  10 -  "Directors  and  Executive
                                    and Chief Executive Officer.          Officers  of  the  Registrant  -  Board  of
                                                                          Directors."

Allen H. Blake                 57   Executive  Vice   President,   Chief  See  Item  10 -  "Directors  and  Executive
                                    Operating Officer and Secretary.      Officers  of  the  Registrant  -  Board  of
                                                                          Directors."

Frank H. Sanfilippo            37   Executive  Vice  President and Chief  Executive   Vice    President   and   Chief
                                    Financial Officer.                    Financial   Officer  of First  Banks  since
                                                                          September 1999;  Executive  Vice  President
                                                                          and Chief  Financial Officer of FBA   since
                                                                          September 1999;  Director, Executive   Vice
                                                                          President,    Chief    Financial   Officer,
                                                                          Secretary and Treasurer of First Bank since
                                                                          September   1999;  Senior  Vice   President
                                                                          and   Director  of   Management  Accounting
                                                                          of   Mercantile  Bancorporation,  Inc.,  St.
                                                                          Louis,  Missouri, from 1998  to   September
                                                                          1999;  Vice   President and Chief Financial
                                                                          Officer  -   Mercantile   Bank   Operations
                                                                          Division,  from    1996   to  1997;    Vice
                                                                          President  and   Assistant  Controller   of
                                                                          Mercantile Bank N.A. from 1994 to 1996.


Terrance M. McCarthy           45   Executive Vice  President;  Chairman  Executive   Vice  President  of  FBA  since
                                    of   the    Board   of    Directors,  1998;  Chairman  of the Board of Directors,
                                    President   and   Chief    Executive  President and Chief  Executive  Officer  of
                                    Officer of FB California;  Director,  FB   California   since  1998;    Director,
                                    President   and   Chief    Executive  President and Chief  Executive  Officer  of
                                    Officer  of  Redwood  Bank and Lippo  Redwood  Bank and Lippo  Bank  since  March
                                    Bank.                                 2000;   Chief    Credit   Officer   of   FB
                                                                          California  from   1998  to  Septemer 1999;
                                                                          Chief Credit Officer of FB&T from  1995  to
                                                                          1998.


David F. Weaver                52   Executive Vice  President;  Chairman  Executive  Vice   President  of  FBA  since
                                    of the  Board,  President  and Chief  1995;  Chairman of  the Board of Directors,
                                    Executive Officer of FB Texas.        President and  Chief  Executive  Officer of
                                                                          FB Texas since 1994.

         Except for the relationship of Mrs. Schepman and Mr. Dierberg described above, there are no family relationships between any of the nominees for director, directors or executive officers of the Company or its subsidiaries.

Section 16(a) Beneficial Ownership Reporting Compliance

         To the Company's knowledge, no director, executive officer or shareholder of the Company, subject, in their capacity as such, to the reporting obligations set forth in Section 16 of the Securities Exchange Act of 1934, as amended ("Exchange Act") has failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the year ended December 31, 1999.

Item 11.  Executive Compensation

         The following table sets forth certain information regarding compensation earned during the year ended December 31, 1999, and specified information with respect to the two preceding years, by Mr. McCarthy and Mr. Weaver, who are the only executive officers of FBA whose annual compensation in 1999 from FBA or the Subsidiary Banks exceeded $100,000.

         Neither Mr. Dierberg, Mr. Blake nor Mr. Sanfilippo receives any compensation directly from either the Company or the Subsidiary Banks. The Company and the Subsidiary Banks have entered into various contracts with First Banks, of which Messrs. Dierberg, Blake and Sanfilippo are directors and/or executive officers, pursuant to which services are provided to the Company and the Subsidiary Banks (see "Compensation Committee Interlocks and Insider Participation" for additional information regarding contracts with First Banks).

                                       SUMMARY COMPENSATION TABLE
                                                                                                      All Other
         Name and Principal Position(s)                     Year              Salary (1)Bonus     Compensation (2)
         ------------------------------                     ----              ---------------     ----------------

Terrance M. McCarthy                                        1999        $  147,500       20,000         4,950
   Executive Vice President;                                1998           121,580       27,000         4,458
   Chairman of the Board of Directors,                      1997           118,140       10,000         3,844
   President and Chief Executive Officer
   of FB California and Redwood Bank

David F. Weaver                                             1999           127,000       20,450         3,686
   Executive Vice President;                                1998           116,200       20,000         3,400
   Chairman of the Board of Directors,                      1997           103,750       22,000         3,144
   President and Chief Executive Officer
   of FB Texas

---------------------
(1) The total of all other annual compensation for the named officer is less than the amount required to be reported which is the lesser of (a) $50,000 or (b) ten percent (10%) of the total of the annual salary and bonus paid to that person.
(2) All items reported are FBA's matching contributions to the 401(k) Plan for the year indicated.

         FBA has omitted from this report tables that would disclose information regarding stock options granted during 1999, stock options exercised during 1998 and long term incentive plan awards. No options were granted to or exercised by executive officers in 1999, and FBA does not have a long-term incentive plan.

Compensation of Directors. Directors who are not officers of FBA or affiliated with First Banks ("Unaffiliated Directors," consisting in 1999 of Messrs. Crocco, Story and Lavezzo) were paid a fee of $2,000 for each meeting of the Board of Directors attended and a fee of $500 for each committee meeting attended. For their service as directors in 1999, Messrs. Crocco, Story and Lavezzo each received $10,000. In addition, Mrs. Schepman, who serves as a Retail Marketing Officer of First Banks, but who is not an officer of FBA, received $8,000 for her service as a director in 1999. Furthermore, Mr. Lavezzo received $6,000 as a member of the Board of Directors of FB California.

         Messrs. Crocco, Story and Lavezzo and Mrs. Schepman also participate in the 1993 Directors' Stock Bonus Plan ("Stock Bonus Plan"), which provides for an annual grant of 500 shares of Common Stock to each such director. Future grants would apply equally to current directors and to any individual who becomes a director of FBA in the future. The maximum number of shares that may be issued will not exceed 16,667 shares, and the plan will expire on July 1, 2001. Directors' compensation expense of $36,000 was incurred in 1999 in connection with the Stock Bonus Plan.

         None of the three directors of FBA who are also executive officers of First Banks (Messrs. Dierberg, Blake and Williams) receive any compensation from FBA or the Subsidiary Banks for service as a director, nor do they participate in the Stock Bonus Plan or any other compensation plan of FBA or the Subsidiary Banks. First Banks, of which Messrs. Dierberg, Blake, McCarthy, Sanfilippo and Williams are executive officers and Messrs. Dierberg and Blake are directors, provides various services to FBA and the Subsidiary Banks for which it is compensated (see "Compensation Committee Interlocks and Insider Participation").

Compensation Committee Interlocks and Insider Participation. Messrs. Dierberg and Blake, who are executive officers of FBA but do not receive any compensation for their services as such, are also members of the Board of Directors and executive officers of First Banks. First Banks does not have a separate Compensation Committee, but its Board of Directors performs the functions of such a committee. Except for the foregoing, no executive officer of FBA served during 1999 as a member of the compensation committee, or any other committee performing similar functions, or as a director of another entity, any of whose executive officers or directors served on the Board of Directors of FBA.

         FBA purchases certain services and supplies from or through First Banks. FBA's financial position and operating results could significantly differ from those that would be obtained if FBA's relationship with First Banks did not exist.

         First Banks provides management services to FBA and its Subsidiary Banks. Management services are provided under management fee agreements whereby FBA compensates First Banks on an hourly basis for its use of personnel for various functions including internal audit, loan review, income tax preparation and assistance, accounting, asset/liability management and investment services, loan servicing and other management and administrative services. Fees paid under these agreements were $2.9 million, $2.1 million and $1.4 million for the years ended December 31, 1999, 1998 and 1997, respectively. The fees paid for management services are at least as favorable as could have been obtained from unaffiliated third parties.

         Because of the affiliation with First Banks and the geographic proximity of certain of their offices, FBA shares the cost of certain personnel and services used by FBA and First Banks. This includes the salaries and benefits of certain loan and administrative personnel. The allocation of the shared costs is charged and/or credited under the terms of cost sharing agreements entered into during 1996. Because this involves distributing essentially fixed costs over a larger asset base, it allows each bank to receive the benefit of personnel and services at a reduced cost. Fees paid under these agreements were $896,000, $1.1 million and $709,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

         First Services L.P., a limited partnership indirectly owned by First Banks' Chairman and his children, provides data processing and various related services to FB Texas and FB California under the terms of data processing agreements. Fees paid under these agreements were $2.9 million, $1.9 million and $1.0 million for the years ended December 31, 1999, 1998 and 1997, respectively. The fees paid for data processing services are at least as favorable as could have been obtained from unaffiliated third parties.

         FBA's Subsidiary Banks had $88.2 million and $86.2 million in whole loans and loan participations outstanding at December 31, 1999 and 1998, respectively, that were purchased from banks affiliated with First Banks. In addition, FBA's Subsidiary Banks had sold $302.9 million and $182.9 million in whole loans and loan participations to affiliates of First Banks at December 31, 1999 and 1998, respectively. These loans and loan participations were acquired and sold at interest rates and terms prevailing at the dates of their purchase or sale and under standards and policies followed by FBA's Subsidiary Banks.

         As more fully discussed in Note 6 to the Consolidated Financial Statements of the 1999 Annual Report, FBA has $20.0 million revolving note payable to First Banks. There were no amounts outstanding under the Note Payable at December 31, 1999 and 1998.

Employee Benefit Plans. FBA maintains various employee benefit plans. Directors are not eligible to participate in such plans except the Stock Bonus Plan unless they are also employees of FBA or one of its subsidiaries. Although Messrs. Dierberg, Blake and Sanfilippo are executive officers, they are not participants in any employee benefit plans of FBA.

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

         As of December 31, 1999, Mr. Weaver would be eligible to receive annual benefits of approximately $11,000 upon retirement at age 65.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of March 20, 2000, certain information with respect to the beneficial ownership of Common Stock and Class B Stock by each person known to the Company to be the beneficial owner of more than five percent of the outstanding shares of either class of stock, by each director and executive officer and by all executive officers and directors as a group:

         Title of                  Name of                  Number of Shares and Nature         Percent of
         Class                Beneficial Owner                of Beneficial Ownership              Class
         -------------------------------------------------------------------------------------------------

       Class B Stock        First Banks, Inc.                     2,500,000 (1)(2)(3)                 100.0
                            135 North Meramec
                            Clayton, Missouri 63105
       Class B Stock        James F. Dierberg                     2,500,000 (1)(2)(3)                 100.0
       Common Stock         First Banks, Inc.                     2,210,581 (1)(2)(3)                  70.2
       Common Stock         James F. Dierberg                     2,210,581 (1)(2)(3)                  70.2
       Common Stock         Allen H. Blake                              --0--                           --
       Common Stock         Charles A. Crocco, Jr.                    7,272 (4)                        (*)
       Common Stock         Albert M. Lavezzo                         9,710 (4)                        (*)
       Common Stock         Terrance M. McCarthy                      2,000 (4)                        (*)
       Common Stock         Frank H. Sanfilippo                         --0--                           --
       Common Stock         Ellen D. Schepman                           500 (2)(3)(4)                  (*)
       Common Stock         Edward T. Story, Jr.                     10,182 (5)                        (*)
       Common Stock         David F. Weaver                           2,974 (4)                        (*)
       Common Stock         Donald W. Williams                          100 (4)                        (*)

       All executive officers                                   2,243,319 shares                 71.2% of
         and directors as a                                       Common Stock                 Common Stock
         group (10 persons)

                                                                2,500,000 shares                 100% of
                                                                  Class B Stock                Class B Stock

------------------------
(*)   Less than one percent

(1)   The  shares  shown  as  beneficially  owned by First  Banks  and  James F.
      Dierberg comprise 100% of the outstanding shares of Class B Stock and 70.2% of the outstanding shares of Common Stock. Each share of Common Stock and Class B Stock is entitled to one vote on matters subject to stockholder vote. All of the shares of Class B Stock and Common Stock owned by First Banks are pledged to secure a loan to First Banks from a group of unaffiliated lenders. The related credit agreement contains customary provisions which could ultimately result in transfer of such shares if First Banks were to default in the repayment of the loan and such default were not cured, or other arrangements satisfactory to the lenders were not made, by First Banks.

(2) The controlling stockholders of First Banks are (i) the James F. Dierberg, II Family Trust, dated December 30, 1992; (ii) Mary W. Dierberg and Michael James Dierberg, trustees under the living trust of Michael James Dierberg, dated July 24, 1989; (iii) the Ellen C. Dierberg Family Trust, dated December 30, 1992; (iv) James F. Dierberg, trustee of the James F. Dierberg living trust, dated October 8, 1985; (v) the Michael J. Dierberg Family Trust, dated December 30, 1992; and (vi) First Trust (Mary W. Dierberg and First Bank, Trustees) established U/I James F. Dierberg, dated December 12, 1992. Mr. James F. Dierberg and Mrs. Mary W. Dierberg are husband and wife, and Messrs. James F. Dierberg, II, Michael James Dierberg and Mrs. Ellen D. Schepman are their adult children.

(3) Due to the relationships among James F. Dierberg, Mary W. Dierberg, First Bank and the three adult children of James F. and Mary W. Dierberg, Mr. Dierberg is deemed to share voting and investment power over all of the outstanding voting stock of First Banks which in turn exercises voting and investment power over the shares of Common Stock and Class B Stock attributed to it in the table.

(4) All of the shares attributed in the table to Messrs. Crocco, Lavezzo, McCarthy, Weaver and Williams and Mrs. Schepman are owned by them directly.

(5) The shares attributed to Mr. Story include shares subject to currently exercisable stock options granted under FBA's 1990 Stock Option Plan. Mr. Story has an option covering 6,666 shares; he owns directly 3,516 shares.

Item 13.  Certain Relationships and Related Transactions

         Outside of normal customer relationships, no directors, executive officers or stockholders holding over 5% of FBA's voting stock, and no corporations or firms with which such persons or entities are associated, currently maintain or have maintained since the beginning of the last full fiscal year, any significant business or personal relationships with FBA or its subsidiaries, other than that which arises by virtue of such position or ownership interest in FBA or its subsidiaries, except as set forth in Item 11 - "Executive Compensation - Compensation of Director," or as described in the following paragraphs.

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

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

           (a)    1.     Financial  Statements  and   Supplemental  Data  -  The
                         financial statements and supplemental data filed as part of this Report are listed under Item 8.

                  2. Financial Statement Schedules - These schedules are omitted for the reason they are not required or are not applicable.

                  3. Exhibits - The exhibits are listed in the index of exhibits required by Item 601 of Regulation S-K at Item
                         (c) below and are incorporated herein by reference.

           (b)    Reports on Form 8-K.

                         FBA filed no reports on Form 8-K during the quarter ended December 31, 1999.

           (c) The index of required exhibits is included beginning on page 19 of this Report.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         FIRST BANKS AMERICA, INC.



                        By: /s/ James F. Dierberg
                        -------------------------
                                James F. Dierberg
                                Chairman of the Board of Directors,
                                President and Chief Executive Officer
                                (Principal Executive Officer)



                        By: /s/ Frank H. Sanfilippo
                        ---------------------------
                                Frank H. Sanfilippo
                                Executive Vice President and
                                Chief Financial Officer
                                (Principal Financial and Accounting Officer)

March 27, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

            Signatures                                          Title                                  Date
 --------------------------------------------------------------------------------------------------------------


       /s/ James F. Dierberg                                   Director                         March 27, 2000
       ----------------------------------
           James F. Dierberg

       /s/ Allen H. Blake                                      Director                         March 27, 2000
       ----------------------------------
           Allen H. Blake

       /s/ Charles A. Crocco, Jr.                              Director                         March 27, 2000
       ----------------------------------
           Charles A. Crocco, Jr.

       /s/ Albert M. Lavezzo                                   Director                         March 27, 2000
       ------------------------------------------
           Albert M. Lavezzo

       /s/ Ellen D. Schepman                                   Director                         March 27, 2000
       ------------------------------------------
           Ellen D. Schepman

       /s/ Edward T. Story, Jr.                                Director                         March 27, 2000
       ------------------------------------------
           Edward T. Story, Jr.

       /s/ Donald W. Williams                                  Director                         March 27, 2000
       ------------------------------------------
           Donald W. Williams

                                INDEX TO EXHIBITS



EXHIBIT NUMBER                            DESCRIPTION
--------------                            -----------

         3(a) Restated Certificate of Incorporation of the Company effective August 31, 1995 (filed as Exhibit 3(a) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference).

         3(b) Amended and Restated Bylaws of the Company (as amended April 21, 1995) (filed as Exhibit 3(b) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1995 and incorporated herein by reference).

         3(c) Certificate of Amendment of the Restated Certificate of Incorporation of the Company effective June 16, 1999
                       (filed as Exhibit 3(c) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference).

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

         10(a)* BancTEXAS Group Inc. 1990 Stock Option Plan (as amended July 22, 1993) (filed as Exhibit 10(c) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993, and incorporated herein by reference).

         10(b)* 1993 Directors' Stock Bonus Plan (filed as Exhibit 10(k) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1993 and incorporated herein by reference).

         10(c)         Stock  Purchase  and  Operating  Agreement by and between
                       First Banks, Inc., a Missouri Corporation and the Company, dated May 19, 1994 (filed as Exhibit 10(d) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 1994 and incorporated herein by reference).

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

         10(g)* Federal Funds Agency Agreement by and between First Banks, Inc. and the Company, dated September 15, 1994 (filed as Exhibit 10(k) to the Annual Report on Form 10-K or the year ended December 31, 1994 and incorporated herein by reference).

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

         10(m) Agreement and Plan of Merger by and between FBA and Pacific Bay Bank dated September 22, 1997 (filed as
                       Exhibit 2(b) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

         10(n) Agreement and Plan of Merger by and between FBA and FCB dated October 3, 1997 (filed as Exhibit 2(c) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

         10(o) Promissory note payable to First Banks, Inc. dated November 4, 1997 (filed as Exhibit 10(o) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference).

         10(p)* Cost sharing agreement by and among First Bank & Trust, Sunrise Bank of California, Sundowner Corporation and First Banks America, Inc. (filed as Exhibit 10(q) to the Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

         10(q)*        Service  Agreement  by  and between First Services,  L.P.
                       and BankTEXAS N.A., dated April 1, 1997 (filed as Exhibit 10(r) to the Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

         10(r)* Service Agreement by and between First Services, L.P. and First Bank of California, dated April 1, 1997 (filed as
                       Exhibit 10(s) to the Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

         10(s) Agreement and Plan of Reorganization by and among FBA, Empire Holdings, Inc., and Redwood Bancorp, dated September 3, 1998 (filed as Exhibit 2 to the Report on Form 8-K, dated September 21, 1998 and incorporated herein by reference).

         10(t)         Brokerage   Service / Lease  Agreement by   and   between
                       BankTEXAS, N.A. and First Brokerage America, L.L.C., dated June 1, 1998 (incorporated herein by reference to the Company's Registration Statement on Form S-2, file number 333-58355, dated July 1, 1998).

         10(u)* Employment agreement by and between Redwood Bank and Anthony S. Dee, and joined in by First Banks America, Inc., dated September 3, 1998 (filed as Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended March 31, 1999 and incorporated herein by reference).

         10(v)* Management Services Agreement by and between First Banks, Inc. and Redwood Bank, dated June 1, 1999 (filed as
                       Exhibit 10(x) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

         10(w) Brokerage Service Agreement by and between First Bank of California and First Brokerage America, L.L.C., dated July 1, 1999 (filed as Exhibit 10(y) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

         10(x)* Service Agreement by and between First Bank of California, First Brokerage America, L.L.C. and BTI Insurance Agency, Inc. d/b/a BTI Coastal Insurance Agency, Inc. (filed as Exhibit 10(z) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

         10(y) Brokerage Service Agreement by and between First Bank Texas N.A. and First Brokerage America, L.L.C., dated July 1, 1999 (filed as Exhibit 10(aa) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

         10(z)* Service Agreement by and between First Bank Texas N.A., First Brokerage America, L.L.C. and BTI Insurance Agency, Inc. (filed as Exhibit 10(bb) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

         10(aa)* Federal Funds Agency Agreement by and between First Banks, Inc. and Redwood Bank, dated May 26, 1999 (filed as Exhibit 10(cc) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

         10(bb)*       Resignation and General  Release  Agreement among Anthony
                       S. Dee, Redwood Bank, First Banks America, Inc. and its affiliates, dated March 12, 2000 - filed herewith.

         13            1999  Annual  Report  to  Stockholders   filed  herewith.
                       Portions not specifically incorporated by reference in this Report are not deemed "filed" for the purposes of the Securities Exchange Act of 1934 - filed herewith.

         21            Subsidiaries of the Company - filed herewith.

         23(a)         Consent of KPMG LLP - filed herewith.

         27            Financial Data Schedule (Edgar only).

* Exhibits designated by an asterisk in this Index to Exhibits relate to management contracts and/or compensatory plans or arrangements.

                                                                Exhibit 10(bb)

                         RESIGNATION AND GENERAL RELEASE


         1. Anthony S. Dee ("Dee") hereby voluntarily resigns his employment with Redwood Bank, a California banking corporation ("Redwood"), a wholly-owned subsidiary of First Banks America, Inc. ("First Banks") effective as of the close of business on February 29, 2000 (the "Resignation Date"). For and in consideration of the promise by First Banks, to pay Dee the sum of $790,000.00, less all applicable withholdings, and sell the Automobile (as defined herein) to Dee, all on the terms and conditions hereafter set forth, Dee, his agents, family members, attorneys, insurers, and his or their respective heirs, personal representatives, successors and assigns (herein sometimes collectively called the "Dee Parties") hereby irrevocably and unconditionally release and forever discharge Redwood, First Banks, First Banks, Inc., and all affiliates, subsidiaries, and related entities, and their owners, directors, officers, employees, agents, and all parties acting by, through, under, or in concert with any of them (collectively referred to as "First Banks Parties") or any of them, from and against any and all manner of actions, liability, causes of action, claims, demands, contracts, injuries, punitive damages, attorney's fees, equitable relief, back pay, commissions, claims for personal injury, emotional distress, discrimination, and/or mental anguish, claims for vacation pay, sick pay, pension contributions or benefits, or any other employee benefits, and claims and demands of every other kind and nature whatsoever, known or unknown, which any of the Dee Parties now may have or hold or at any time heretofore had or held, arising out of, existing by reason of, resulting from, or based upon:
(1) any fact existing from the beginning of Dee's employment with Redwood or any of the First Banks Parties to the date hereof, (2) Dee's employment with any of the First Banks Parties, or the separation therefrom, (3) any employment practice, custom or policy of any of the First Banks Parties, (4) that certain employment agreement between Dee and Redwood dated September 3, 1998 (the "Agreement"), (5) that certain Agreement and Plan of Reorganization among First Banks, Empire Holdings, Inc. and Redwood Bancorp dated September 3, 1998 (the "Purchase Agreement"), and (6) any injury sustained or suffered by Dee during the course of or by reason of his employment with any of the First Banks Parties.

         2. In exchange for the promises made by Dee in this Release, the First Bank Parties hereby irrevocably and unconditionally release and forever discharge Dee from and against any and all manner of actions, liability, causes of action, claims, demands, contracts, injuries, punitive damages, attorney's fees, equitable relief and claims and demands of every other kind and nature whatsoever, which any of the First Bank Parties now may have or hold or at any time heretofore had or held, arising out of, existing by reason of, resulting from, or based upon any action taken by Dee in the ordinary course and scope of his employment with Redwood prior to the date hereof and about which Redwood has knowledge as of the Resignation Date, to the extent that such action was taken by Dee in good faith and in a manner Dee reasonably believed to be in or not opposed to the best interests of the First Bank Parties (the "Released Claims"). Notwithstanding anything herein to the contrary, the First Bank Parties do not hereby waive any rights or claims that (i) are not Released Claims, (ii) relate to criminal conduct, or (iii) arise after the Resignation Date, and any such claims are not being released pursuant to the terms of this Release. In addition, notwithstanding the foregoing, Dee acknowledges and agrees that he is not being released or discharged from his obligations with respect to the repayment of any personal loans or other indebtedness to which he may be liable to the First Bank Parties.

         3. Dee only shall be entitled to the payment referred to in Paragraph 1 above and to purchase the Automobile as set forth in Paragraph 8, if he executes this Resignation and General Release ("Release") within twenty-one (21) days of his receipt and does not thereafter revoke within the revocation period provided herein. If Dee does not sign and deliver this Release to First Banks within twenty-one (21) days of receipt or if Dee signs this Release and thereafter revokes, he shall be entitled to no payments or other consideration whatsoever. Provided Dee signs and delivers this Release within twenty-one (21) days and does not thereafter revoke, the payment referred to above shall be made within fifteen (15) days after Redwood receives this signed Release, and the sale of the Automobile shall be completed as set forth in Paragraph 8.

         4. Dee acknowledges and agrees that the claims released and discharged hereby include, but are not limited to claims that have been or could be asserted under: (a) the common law of the State of California; (b) the California Labor Code; (c) Title VII of the Civil Rights act of 1964, as amended, 42 U.S.C.ss. 2000e et seq.; (d) the California Fair Employment and Housing Act, Cal. Govt. Codess. 12900 et seq.; (e) the Consolidated Omnibus Budget Reconciliation Act of 1985 (COBRA), as amended, 26 U.S.C.ss. 4980B; (f) the Age Discrimination in Employment Act of 1967, as amended, 29 U.S.C.ss. 621 et seq., including the Older Workers Benefit Protection Act; (g) the Employee Retirement Income Security Act of 1974, as amended, 29 U.S.C.ss. 1001 et seq.;
(h) the Civil Rights Act of 1866, as amended, 42 U.S.C.ss. 1981 et seq.; (i) the Fair Labor Standards Act, 29 U.S.C.ss. 201 et seq.; (j) the Americans with Disabilities Act, 42 U.S.C.ss. 12101 et seq.; (k) the Civil Rights Act of 1991, Public Law 102-166 (105 Stat. 1071); (l) the Wage Orders of the California
Industrial Welfare Commission; (m) any other federal, state or local law, constitution, regulation, ordinance, decision or common law claim concerning employment discrimination or termination of employment; (n) any and all claims for personal injury, emotional distress, libel, slander, defamation, and other physical, economic, or emotional injury; and (o) all claims for attorney's fees and costs.

         This Release extends to damage claims of every nature and kind whatsoever, known or unknown, suspected or unsuspected, which have occurred or accrued up to and including the date set forth below, and all rights under
Section 1542 of the California Civil Code are hereby expressly waived. Section 1542 provides:

                  A GENERAL RELEASE DOES NOT EXTEND TO CLAIMS WHICH THE CREDITOR DOES NOT KNOW OR SUSPECT TO EXIST IN HIS FAVOR AT THE TIME OF EXECUTING THE RELEASE, WHICH IF KNOWN BY HIM MUST HAVE MATERIALLY AFFECTED HIS SETTLEMENT WITH THE DEBTOR.

         Dee does not hereby waive any rights or claims which may arise after this Release is signed. Dee specifically waives and releases any and all rights which he may have under the terms of the Agreement and the Purchase Agreement. Dee acknowledges the Agreement shall hereafter be of no further force or effect.

         5. All payments, promises and other consideration furnished by the parties hereunder are made for purposes of settlement and compromise only, and without an admission of liability, wrongdoing or fault on behalf of such parties, all of whom expressly deny any liability or wrongdoing.

         6. Dee shall keep, and Dee shall advise his agents to keep, the fact and terms of this Release completely confidential and shall not disclose information concerning this Release to anyone; provided, however, that Dee may disclose such information to members of his immediate family if they agree to and in fact do keep such information confidential and not disclose the same to anyone. Dee specifically agrees not to disparage the ownership, management, employees, or business of Redwood, First Banks or any of the First Banks Parties in any manner. Dee shall hereafter keep and hold in strictest confidence all confidential information or trade secrets of Redwood, First Banks or any of the First Banks Parties which Dee learned of or became aware of during the course of his employment with Redwood, which are not generally known or capable of being known through the exercise of reasonable due diligence outside of the First Bank Parties, and which have been the subject of reasonable efforts by the First Bank

Parties to protect their secrets, including, but not limited to, such information concerning: (1) any of the First Banks Parties' computer programs and data processing methods; (2) financial data concerning any of the First Banks Parties; (3) any of the First Banks Parties' pricing or marketing strategies; (4) any of the First Banks Parties' customers or employees; and (5) the First Banks Parties' business methods and techniques.

         7. The current members of Redwood's Board of Directors and Allen H. Blake shall not disparage Dee following his resignation of employment.

         8. In addition to the consideration to be paid to Dee described in Paragraph 1 hereto, provided that Dee signs this Release within the twenty-one
(21) day period described herein and does not thereafter revoke it, Redwood hereby agrees to sell to Dee that certain Mercedes Benz 1998 320E sedan, VIN# WDBJF65F5WA471372 (the "Automobile"), for $12,000.00 which shall be payable by certified check or money order. The parties acknowledge that the Automobile is being sold "as is", and that Dee shall be responsible for the payment of all related sales or transfer taxes and all related license and title fees, charges and assessments. The purchase and sale of the Automobile shall take place within fifteen (15) days after Redwood receives this signed Release.

         9. Dee acknowledges that he has been advised to consult an attorney for advice regarding the effect of this Release before signing it. Dee also acknowledges that he was advised that he could take up to twenty-one (21) days to study this Release before signing it and that he has the right to revoke it for seven (7) days after signing by providing written notice of revocation to Redwood.

        10. Dee shall also be entitled to receive a "cash-out" of his accrued but unused vacation, which as of the Resignation Date equals five (5) days pay or $2,885.

        11. If, after the Resignation Date, Donald W. Williams, Allen H. Blake or John Kitson (the "First Bank Representatives") disclose any of the documents which are attached hereto as Exhibits A-1 thru A-4 (collectively, the "Documents"), to a state or federal banking regulatory agency or representative, the First Bank Representative making such disclosure will disclose all of the Documents to such regulatory agency or representative.

        12. Redwood shall undertake the defense of and indemnify Dee for any liability relating to his service as an employee, officer or director of Redwood on the same basis as is provided for in the certificate of incorporation or bylaws of Redwood and consistent with applicable law, and Dee agrees to be reasonably available to assist Redwood and its affiliates in connection with any such real or asserted liability against him or Redwood and its affiliates.

        13. Dee agrees that this Release is binding upon and inures to the benefit of the administrators, personal representatives, legatees, heirs, successors, and assigns of Dee, the Dee Parties, and the First Banks Parties.

        14. Dee acknowledges that he has read the entire contents of the foregoing, fully understands all of its terms, and is voluntarily executing the same with full knowledge of its significance. This Release shall become enforceable seven (7) days after execution.

        15. In the event of any litigation between the parties relating to this Release and their rights hereunder, the prevailing party shall be entitled to recover all litigation costs and reasonable attorneys' fees and expenses from the non-prevailing party.


[Remainder of page intentionally left blank]

         16. This Release may be executed in two or more counterparts, each of which shall be deemed an original and all of which together shall be considered one and the same agreement.

ANTHONY DEE                                        REDWOOD BANK


/s/ Anthony S. Dee                                 By: /s/ John G. Kitson
---------------------------------------            -----------------------------
Date:    March 2, 2000                             Its:    Senior Vice President
---------------------------------------            ----------------------------
                                                   Date:   March 2, 2000
                                                   -----------------------------

                                                   FIRST BANKS AMERICA, INC.

                                                   By: /s/ John G. Kitson
                                                   -----------------------------
                                                   Its:    Senior Vice President
                                                   -----------------------------
                                                   Date:   March 2, 2000

                                                            Exhibit 13

                            FIRST BANKS AMERICA, INC.

                               1999 ANNUAL REPORT

                            FIRST BANKS AMERICA, INC.

                                TABLE OF CONTENTS





                                                                                                             Page

LETTER TO SHAREHOLDERS..............................................................................           1

SELECTED CONSOLIDATED AND OTHER FINANCIAL DATA......................................................           2

MANAGEMENT'S DISCUSSION AND ANALYSIS................................................................           3

QUARTERLY CONDENSED FINANCIAL DATA - UNAUDITED......................................................          23

INDEPENDENT AUDITORS' REPORT........................................................................          24

FINANCIAL STATEMENTS:

     CONSOLIDATED BALANCE SHEETS....................................................................          25

     CONSOLIDATED STATEMENTS OF INCOME..............................................................          27

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
       AND COMPREHENSIVE INCOME.....................................................................          28

     CONSOLIDATED STATEMENTS OF CASH FLOWS..........................................................          29

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................................................          30

DIRECTORS AND SENIOR MANAGEMENT.....................................................................          50

INVESTOR INFORMATION................................................................................          51


       To Our Valued Shareholders, Customers and Friends:

               First Banks America had another outstanding year! The Company reported record earnings of $9.5 million in comparison to $4.6 million in 1998. Earnings per share, on a diluted basis, improved from $0.90 in 1998 to $1.66, representing an increase of 84%. The consummation of the Redwood Bancorp acquisition in March of 1999 contributed $1.6 million toward the earnings increase and strengthened our presence in the San Francisco Bay area. The Redwood acquisition and internal growth increased the Company's total assets at December 31, 1999 to $921 million, up from $297 million at the end of 1995, as originally reported.

               First Banks America has also completed its acquisition of Lippo Bank on February 29, 2000. Lippo Bank has approximately $85 million in total assets and operates three offices in San Francisco, San Jose and Los Angeles, California. In addition to expanding our California franchise, Lippo brings certain international banking capabilities, such as import / export letters of credit and related inventory financing. We hope to further develop this market niche and provide these services to our existing customer base.

               Our primary objective of achieving progressive and profitable growth remains unchanged, and the key driver of this growth is net interest income. Continued emphasis on our commercial and commercial real estate lending strengths increased average loans, net of unearned discount, over $200 million, or 43.7%. While yields on our overall loan portfolio declined, the mix of deposits and rates paid on those balances were successfully managed. The combination of these factors led to an increased net interest rate margin of 5.51%, in comparison to 5.03% in 1998 and 3.90% in 1995, as originally reported.

               Credit quality is at its strongest level ever. Nonperforming loans represented only 0.46% of loans, net of unearned discount, at the end of 1999 and the Company enjoyed net recoveries to average loans of 0.09% during the year.

               We continue to emphasize our personalized service in our retail and commercial lines of business. Our community bank focus should allow us to retain a competitive advantage in the midst of further industry consolidation and the related customer dislocation. The product mix available to our customers continues to expand and should allow us to continue our strong asset and earnings growth.

               In closing, I would like to extend my sincere appreciation for the dedication of our employees, the loyalty of our customers and the continued support of our shareholders.

       Sincerely,




       James F. Dierberg
       Chairman of the Board, President
         and Chief Executive Officer

                                                  FIRST BANKS AMERICA, INC.

                                       Selected Consolidated and Other Financial Data (1)

         The selected consolidated financial data set forth below, insofar as it relates to the five years ended  December 31, 1999,
is derived from the   audited consolidated  financial statements of First Banks America, Inc. and subsidiaries (FBA or the Company).
Such data is  qualified  by reference  to  the  consolidated  financial  statements  of  FBA included  herein and should be read in conjunction with such  consolidated  financial  statements  and  related  notes  thereto and "Management's  Discussion and Analysis of Financial  Condition  and Results of Operations."

                                                                            Year ended December 31,(1)
                                                           -------------------------------------------------------
                                                           1999         1998         1997        1996         1995
                                                           ----         ----         ----        ----         ----
                                                           (dollars expressed in thousands, except per share data)
Income Statement Data:
    .................................................
    Interest income .................................   $ 68,955      54,408       42,517       33,382       26,556
    Interest expense ................................     25,531      23,209       19,155       15,533       13,134
                                                        --------    --------     --------     --------     --------
    Net interest income .............................     43,424      31,199       23,362       17,849       13,422
    Provision for possible loan losses ..............        393         900        2,000        2,405        6,416
                                                        --------    --------     --------     --------     --------
    Net interest income after provision for
       possible loan losses .........................     43,031      30,299       21,362       15,444        7,006
    Noninterest income ..............................      5,595       4,375        3,287        3,585          129
    Noninterest expense .............................     32,830      26,472       17,677       17,737       14,148
                                                        --------    --------     --------     --------     --------
    Income (loss) before provision (benefit) for
      income tax expense and minority interest in
      (income) loss of subsidiary ...................     15,796       8,202        6,972        1,292       (7,013)
    Provision (benefit) for income tax expense ......      6,326       3,592        3,145          470       (2,188)
                                                        --------    --------     --------     --------     --------
    Income (loss) before minority interest in
      (income) loss of subsidiary ...................      9,470       4,610        3,827          822       (4,825)
    Minority interest in (income) loss of subsidiary.       --          --           (294)        (131)          11
                                                        --------    --------     --------     --------     --------
    Net income (loss) ...............................   $  9,470       4,610        3,533          691       (4,814)
                                                        ========    ========     ========     ========     ========
Dividends:
    Common stock ....................................   $   --          --           --           --           --
    Ratio of total dividends declared to net income..       --%         --%          --%          --%          --%
Per Share Data:
    Earnings (loss) per common share:
      Basic .........................................   $   1.66        0.90         0.87         0.16        (1.19)
      Diluted .......................................       1.66        0.90         0.86         0.16        (1.19)
    Weighted average shares of common stock
      outstanding ...................................      5,704       5,140        4,069        4,225        4,032
Balance Sheet Data (at year-end):
    Investment securities ...........................   $ 92,538     116,963      148,181      125,139      113,586
    Loans, net of unearned discount .................    732,263     516,403      431,455      336,371      266,588
    Total assets ....................................    920,707     719,997      643,664      529,087      468,486
    Total deposits ..................................    780,023     599,147      556,527      455,942      405,427
    Promissory note payable .........................       --          --         14,900       14,000        1,054
    Guaranteed preferred beneficial interest in
     First Banks America, Inc. subordinated
     debentures .....................................     44,218      44,155         --           --           --
    Stockholders' equity ............................     72,499      65,845       45,091       38,195       40,965
Earnings Ratios:
    Return on average total assets ..................       1.09%       0.67%        0.65%        0.15%       (1.28)%
    Return on average stockholders' equity ..........      13.66        8.10         8.90         1.71       (12.06)
Asset Quality Ratios:
    Allowance for possible loan losses to loans .....       2.00        2.35         2.64         3.19         3.98
    Nonperforming loans to loans (2) ................       0.46        1.67         0.66         0.88         1.90
    Allowance for possible loan losses to
       nonperforming loans (2) ......................     437.85      140.49       400.81       363.10       209.18
    Nonperforming assets to loans and other
      real estate (3) ...............................       0.46        1.70         0.80         1.17         2.78
    Net loan recoveries (charge-offs) to
       average loans ................................       0.09       (0.23)       (0.40)       (1.69)       (1.45)
Capital Ratios:
    Average stockholders' equity to average
       total assets .................................       7.98        8.25         7.34         8.86        10.64
    Total risk-based capital ratio ..................      13.08       16.66         6.88         6.62         9.64
    Leverage ratio ..................................       8.94       10.25        14.96         4.46         5.98

------------------------------
(1) The  comparability  of the  selected  data  presented  is  affected by FBA's acquisitions of Redwood Bancorp,  Pacific Bay Bank,
    Surety Bank  and  Sunrise  Bank  of  California  on  March 4, 1999,  February 2, 1998,  December 1, 1997  and  November 1, 1996,
    respectively.  These  acquisitions were  accounted for as purchases and, accordingly,  the selected data  includes the financial position  and results  of  operations  of  each  acquired  entity  only for  the  periods  subsequent  to its respective date of acquisition.  In addition, on February 2, 1998, FBA completed  its  acquisition  of  First  Commercial  Bancorp,  Inc.  and  its wholly  owned  subsidiary,  First  Commercial  Bank. As  discussed  in Note 2  to  the  consolidated financial  statements,  the selected data has been restated to reflect First Banks, Inc.'s  interest  in First  Commercial  Bancorp,  Inc.  for the  periods subsequent  to  August 23, 1995, the date on which First Banks,  Inc. acquired its initial interest in First Commercial Bancorp,
    Inc.
(2) Nonperforming  loans  consist of  nonaccrual  loans and certain  loans with restructured terms.
(3) Nonperforming  assets consist of nonperforming loans and other real estate.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The discussion set forth in the Letter to Shareholders and Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to the financial condition, results of operations and business of FBA. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on FBA, including but not limited to fluctuations in interest rates and in the economy; the impact of laws and regulations applicable to FBA and changes therein; competitive conditions in the markets in which FBA conducts its operations, including competition from banking and non-banking companies with substantially greater resources than FBA, some of which may offer and develop products and services not offered by FBA; the ability of FBA to control the composition of the loan portfolio without adversely affecting interest income; and the ability of FBA to respond to changes in technology. With regard to FBA's efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include the potential for higher than acceptable operating costs arising from the geographic dispersion of the offices of FBA, as compared with competitors operating solely in contiguous markets; the competition of larger acquirers with greater resources than FBA; fluctuations in the prices at which acquisition targets may be available for sale and in the market for FBA's securities; and the potential for difficulty or unanticipated costs in realizing the benefits of particular acquisition transactions. Readers of the Annual Report should therefore not place undue reliance on forward-looking statements.

Company Profile

         FBA is a registered bank holding company incorporated in Delaware and headquartered in St. Louis County, Missouri. At December 31, 1999, FBA had $920.7 million in total assets, $732.3 million in total loans, net of unearned discount, $780.0 million in total deposits and $72.5 million in total stockholders' equity. FBA operates through three wholly owned bank subsidiaries, First Bank Texas N.A., headquartered in Houston, Texas (FB Texas), First Bank of California, headquartered in Roseville, California (FB California) and Redwood Bank, headquartered in San Francisco, California (Redwood Bank), collectively referred to as the Subsidiary Banks.
         Through the Subsidiary Banks' fourteen banking locations in northern California and six banking locations in the greater Houston and Dallas, Texas areas, FBA offers a broad range of commercial and personal banking services, including certificate of deposit accounts, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial and financial, commercial and residential real estate, real estate construction and development and consumer loans. Other financial services include mortgage banking, credit and debit cards, brokerage services, credit-related insurance, automatic teller machines, telephone banking, safe deposit boxes, trust and private banking services and cash management services.
         FBA centralizes overall corporate policies, procedural and administrative functions and operational support functions for the Subsidiary Banks. Primary responsibility for managing the Subsidiary Banks remains with the officers and directors.
         The following table recaps selected data about the Subsidiary Banks at December 31, 1999:

                                                                            Loans, net of
                                               Number of       Total          unearned           Total
                                               Locations      assets          discount         deposits
                                               ---------      ------          --------         --------
                                                              (dollars expressed in thousands)

           FB California....................      10        $ 431,838          379,632          367,563
           FB Texas ........................       6          278,988          213,731          244,248
           Redwood Bank.....................       4          199,988          138,902          173,703

         FBA is majority owned by First Banks, Inc., St. Louis, Missouri (First Banks). As discussed in Note 14 to the accompanying consolidated financial statements, on February 17, 1999, First Banks completed its purchase of 314,848 shares of common stock pursuant to a tender offer, which increased First Banks' ownership interest in FBA to 82.34% of the outstanding voting stock of FBA from 76.84% at December 31, 1998. At December 31, 1999, First Banks owned 2,500,000 shares of the Class B common stock and 2,210,581 shares of the common stock, which represented 83.37% of the outstanding voting stock of FBA. Accordingly, First Banks has effective control over the management and policies of FBA and the election of its directors.

         As more fully discussed under "--Financial Condition and Average Balances" and in Note 8 to the accompanying consolidated financial statements, on July 21, 1998, First America Capital Trust (FACT), a newly formed Delaware statutory business trust subsidiary of FBA, issued 1.84 million shares of 8.50% Guaranteed Preferred Beneficial Interests in FBA's Subordinated Debentures (FACT Preferred Securities) for $46.0 million. The FACT Preferred Securities are publicly held and traded on the New York Stock Exchange and have no voting rights except in certain limited circumstances. Distributions on the preferred securities are payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year.

General

         FBA believes in order for a financial institution to prosper in the current environment of rapid restructuring and consolidation in the banking industry, and intense competition both within the industry and from non-banking entities, it must achieve a size sufficient to enable it to take advantage of many of the efficiencies available to its much larger competitors. FBA further believes failure to achieve this growth would place FBA at a competitive disadvantage relative to those larger competitors with respect to its costs of operation which, over time, will be an increasingly difficult obstacle to overcome. FBA projects internal growth alone will not be sufficient to advance FBA to the size which is necessary within an acceptable time frame and, accordingly, views a combination of internal growth and acquisitions as the means by which FBA will achieve its growth objectives.
         Although FBA originally viewed Texas, particularly the Dallas and Houston areas, as its primary acquisition area, during 1995 and 1996, prices for acquisitions escalated sharply in those areas. Acquisitions at the prices required to successfully consummate these transactions would have caused substantial diminution in the economic benefits which FBA envisioned would be available in its acquisition program. This diminution in benefits resulted in FBA's evaluation of California for acquisition candidates, where acquisition pricing was considerably more favorable, and subsequently led to FBA's acquisition of Sunrise Bank of California, Roseville, California (Sunrise Bank) in November 1996 and Surety Bank, Vallejo, California in December 1997, as well as the acquisitions of First Commercial Bancorp, Inc., Sacramento, California,
(FCB), the holding company parent of First Commercial Bank (First Commercial), Pacific Bay Bank, San Pablo, California (Pacific Bay Bank) in February 1998 and Redwood Bank, San Francisco, California in March 1999.
         While this acquisition strategy was in process, FBA was also building the infrastructure necessary to accomplish its objectives for internal growth. This included significantly expanding the commercial and financial, commercial real estate and real estate construction business development staff, enhancing the retail service delivery organization and systems, improving overall asset quality and changing the composition of the loan portfolio. Prior to 1995, FBA's lending strategy had been focused on consumer lending, particularly indirect automobile lending. As of June 30, 1995, consumer loans, net of unearned discount, constituted 80.1% of FBA's loan portfolio, while commercial and financial, commercial real estate and real estate construction loans constituted 17.4% of the portfolio. However, in 1995, FBA began experiencing substantial asset quality problems within the indirect automobile loan portfolio, resulting in provisions for possible loan losses of $5.83 million in 1995 and $1.25 million in 1996. Furthermore, indirect automobile lending is an extremely competitive market in which the interest yields available to lenders are substantially less than other types of lending and not sufficient to compensate lenders for losses of that magnitude. Consequently, with the expansion of its business development staff, FBA began building its portfolio of commercial and financial, commercial real estate and real estate construction loans while allowing its portfolio of indirect automobile loans to decrease. By December 31, 1999, commercial and financial, commercial real estate and real estate construction loans had increased to 87.2% of the portfolio, while consumer loans, net of unearned discount, had decreased to 5.2% of the loan portfolio.
         Although significant expenses were incurred by FBA in the amalgamation of newly acquired entities into its corporate culture and systems, and in the expansion of its organizational capabilities, the earnings of the acquired entities and the improved net interest income resulting from the transition in the composition of the loan portfolio have contributed to improving net income during 1999 and 1998. For the years ended December 31, 1999 and 1998, net income was $9.47 million and $4.61 million, respectively, compared with $3.53 million in 1997 and $691,000 in 1996.

Acquisitions

         In enhancing its banking franchise, FBA places emphasis upon acquiring other financial institutions as a means of accelerating its growth to significantly expand its presence in a given market, to increase the extent of its market area or to enter new or noncontiguous market areas. After an acquisition is consummated, FBA expects to enhance the franchise of the acquired entity by supplementing the marketing and business development efforts to broaden the customer bases, strengthening particular segments of the business or filling voids in the overall market coverage. In addition, the acquisition program enables FBA to further leverage the operational support services available to it through First Banks and its affiliates and to provide the products and services typically available only through such a larger organization. FBA has utilized cash, voting stock, borrowings and the issuance of additional securities to meet its growth objectives under the acquisition program.

         Although FBA has in the past issued voting stock as consideration in some acquisitions, the recent acquisitions, including Redwood Bancorp, have been for cash, and FBA's present policy is to seek cash transactions. FBA's ability to consummate additional acquisitions will be dependent, in part, on its access to cash resources with which to fund such transactions, and the maintainance of capital levels which are adequate to satisfy regulatory requirements and internal policies.
         During the three years ended December 31, 1999, FBA completed four acquisitions. As demonstrated below, FBA's acquisitions during the three years ended December 31, 1999 have primarily served to diversify its market areas by establishing the Company's presence in northern California. These transactions, as more fully described in Note 2 to the accompanying consolidated financial statements, are summarized as follows:

                                                                     Loans, net of                             Number of
                                                            Total      unearned    Investment                   banking
           Entity                         Date             assets      discount    securities    Deposits      locations
           ------                         ----             ------      --------    ----------    --------      ---------

1999

     Redwood Bancorp
     San Francisco, California        March 4, 1999       $183,900       134,400       34,400      162,900         4
                                                          ========      ========      =======     ========         =

1998

     First Commercial Bancorp, Inc.
     Sacramento, California (1) (2) February 2, 1998      $192,500       118,900       64,400      173,100         6

     Pacific Bay Bank
     San Pablo, California (2)      February 2, 1998        38,300        29,700          232       35,200         1
                                                          --------      --------      -------     --------         -
                                                          $230,800       148,600       64,632      208,300         7
                                                          ========      ========      =======     ========         =

1997

     Surety Bank
     Vallejo, California (2)        December 1, 1997      $ 72,800        54,400       11,800       67,500         2
                                                          ========      ========      =======     ========         =
---------------

(1) First Commercial Bancorp, Inc. was merged into a wholly owned subsidiary of FBA.
(2) First Commercial Bancorp, Inc.'s wholly owned banking subsidiary, First Commercial Bank, Pacific Bay Bank and Surety Bank were merged into FB California.

         Except for the acquisitions of First Commercial Bancorp, Inc. (FCB) and its wholly owned subsidiary, First Commercial Bank (First Commercial), and Surety Bank, these acquisitions were funded by FBA from available cash reserves, proceeds from the sales and maturities of available-for-sale investment securities, borrowings under FBA's $20.0 million revolving note payable from First Banks (Note Payable) and the proceeds of the FACT Preferred Securities.
         As more fully discussed in Note 2 to the accompanying consolidated financial statements, FCB was acquired by FBA in an exchange of FBA common stock for FCB common stock. The 49% cash portion of the acquisition of Surety Bank was funded from available cash. The remaining 51% was acquired through an exchange of shares of FBA common stock.
         On February 29, 2000, FBA completed its acquisition of Lippo Bank, San Francisco, California, in exchange for $17.2 million in cash. Lippo Bank operates three banking locations in San Francisco, San Jose and Los Angeles, California. The acquisition was funded from available cash of $9.2 million and an advance under the Note Payable of $8.0 million. At the time of the transaction, Lippo Bank had $85.3 million in total assets, $40.9 million in loans, net of unearned discount, $37.4 million in investment securities and $76.4 million in deposits at the acquisition date. Lippo Bank will be merged into FB California.

Restatement To Reflect Reorganization

         In connection with FBA's acquisition of FCB and its wholly owned subsidiary, First Commercial, on February 2, 1998, FBA's financial information for the period from August 23, 1995 to February 2, 1998 has been restated to include the ownership interest of First Banks, FBA's majority owner, in FCB consistent with the accounting treatment applicable to entities under common control. First Banks' ownership interest in FCB was approximately 96.1% from August 23, 1995 to May 1996 and 61.5% from June 1996 to February 2, 1998. The remaining interest in FCB acquired by FBA is reflected in the accompanying consolidated financial statements of FBA as minority interest for the period from August 23, 1995 to February 2, 1998. Accordingly, Management's Discussion and Analysis of Financial Condition and Results of Operations and the accompanying consolidated financial statements of FBA are presented as if FBA and FCB had been consolidated for all periods after August 23, 1995.

Financial Condition and Average Balances

         FBA's average total assets were $868.9 million, $690.4 million and $540.8 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increase of $178.5 million in total average assets for 1999 is primarily attributable to the acquisition of Redwood Bancorp, which provided total assets of $183.9 million. The increase of $149.6 million in total average assets for 1998 is primarily attributable to the acquisitions of Pacific Bay Bank and Surety Bank, which provided total assets of $38.3 million and $72.8 million, respectively, internal loan growth and the issuance of the FACT Preferred Securities. From the proceeds of the FACT Preferred Securities offering, $26.0 million was invested in short-term interest-bearing deposits at December 31, 1998, which was subsequently utilized to fund the acquisition of Redwood. Offsetting this increase and providing an additional source of funds for the loan growth was a reduction in average investment securities of $2.8 million to $132.7 million for December 31, 1998 from $129.9 million for December 31, 1997.
         Loans, net of unearned discount, averaged $669.0 million, $465.5 million and $343.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. Over the last three years, FBA has continued to focus on expanding its commercial and financial and commercial real estate banking activities through internal growth and acquisition. As more fully discussed under "--General and Net Interest Income," during the second quarter of 1995, FBA elected to reduce the level of originations of indirect automobile loans. Accordingly, indirect automobile loans, which initially increased to $159.5 million at June 30, 1995, have subsequently decreased to $28.6 million, $50.3 million and $61.4 million at December 31, 1999, 1998 and 1997, respectively.
         Investment securities averaged $101.6 million, $132.7 million and $129.9 million for the years ended December 31, 1999, 1998 and 1997, respectively. The average balance of investment securities decreased by $31.1 million for the year ended December 31, 1999. This decrease is primarily attributable to the liquidation of investment securities necessary to provide an additional source of funds for FBA's loan growth. The decrease was partially offset by the investment securities obtained in conjunction with the acquisition of Redwood. The average balance of investment securities for 1998 remained relatively constant with 1997.
         Deposits are the primary funding source for FBA and are acquired from a broad base of local markets, including both individual and corporate customers. Deposits averaged $731.5 million, $585.3 million and $461.3 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increases are primarily attributable to the acquisitions completed during the respective periods and the expansion of the deposit product and service offerings available to FBA's customer base. A summary of the composition of deposits is presented under "--Deposits."
         During July 1998, FACT issued 1.84 million shares of FACT Preferred Securities at $25.00 per share in an underwritten public offering. FBA made certain guarantees and commitments relating to the FACT Preferred Securities. FBA's proceeds from the issuance of the FACT Preferred Securities, net of underwriting fees and offering expenses, were approximately $44.0 million. The FACT Preferred Securities have no voting rights except under certain limited circumstances. Distributions on the FACT Preferred Securities are payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. Distributions payable on the FACT Preferred Securities were $4.0 million and $1.8 million for the years ended December 31, 1999 and 1998, respectively, and are recorded as noninterest expense in the accompanying consolidated financial statements. Proceeds from the offering were used to repay outstanding indebtedness to First Banks under the Note Payable, support possible repurchases of common stock from time to time and for general corporate purposes. The remaining proceeds were temporarily invested in interest-bearing deposits and were used to fund the acquisition of Redwood completed in March 1999.
         Stockholders' equity averaged $69.3 million, $56.9 million and $39.7 million for the years ended December 31, 1999, 1998 and 1997, respectively. The increase for 1999 is primarily attributable to net income of $9.5 million and a reduction of the deferred tax valuation reserve of $981,000. The increase was partially offset by a $2.6 million reduction in accumulated other comprehensive income resulting from the change in unrealized gains and losses on available-for-sale investment securities, and repurchases of $1.3 million of common stock for treasury during the year ended December 31, 1999. The increase for 1998 was primarily attributable to net income, the conversion of $10.0 million of the Note Payable into common stock, the issuance of common stock in connection with the acquisitions of Surety Bank and the publicly owned portion of FCB, and the conversion of the $6.5 million of subordinated debentures and the related accrued but unpaid interest of $2.4 million. The increase was partially offset by repurchases of $5.7 million of common stock for treasury during the year ended December 31, 1998.
         The following table sets forth certain information relating to FBA's average balance sheets, and reflects the average yield earned on interest-bearing assets, the average cost of interest-bearing liabilities and the resulting net interest income for the periods indicated.

                                                                 Years ended December 31,
                               ------------------------------------------------------------------------------------------
                                           1999                             1998                          1997
                               ----------------------------    -----------------------------   --------------------------
                                         Interest                         Interest                       Interest
                               Average    income/   Yield/      Average    income/   Yield/    Average    income/  Yield/
                               balance    expense    rate       balance    expense    rate     balance    expense   rate
                               -------    -------    ----       -------    -------    ----     -------    -------   ----
                                                              (dollars expressed in thousands)
        ASSETS
        ------
Interest-earning assets:
 Loans (1) (2) (3) (4).....   $ 668,970    61,748    9.23%     $ 465,539    45,099  9.69%    $343,329    33,393    9.73%
 Investment securities (3).     101,629     6,310    6.21        132,673     8,103  6.11      129,865     7,870    6.06
 Federal funds sold .......      17,105       860    5.03         19,801     1,078  5.44       22,058     1,196    5.42
 Other.....................         743        37    4.98          2,447       128  5.23        1,019        58    5.69
                              ---------    ------              ---------    ------           --------    ------
     Total interest-
      earning assets.......     788,447    68,955    8.75        620,460    54,408  8.77      496,271    42,517    8.57
                              ---------    ------              ---------    ------           --------    ------
Nonearning assets..........      80,422                           69,946                       44,498
                              ---------                        ---------                     --------
     Total assets..........   $ 868,869                        $ 690,406                     $540,769
                              =========                        =========                     ========

      LIABILITIES AND
    STOCKHOLDERS' EQUITY
    --------------------
Interest-bearing liabilities:
 Interest-bearing demand
    deposits ...............  $  83,069     1,168    1.41%     $  73,689     1,274  1.73%    $ 66,687      1,398   2.10%
 Savings deposits...........    227,773     8,365    3.67        161,362     6,304  3.91      108,430      3,747   3.46
 Time deposits of $100
    or more.................     67,489     3,513    5.21         51,546     2,932  5.69       39,126      2,144   5.48
 Other time deposits........    232,528    11,803    5.08        203,626    11,096  5.45      168,795      9,427   5.59
                              ---------    ------              ---------    ------           --------     ------
     Total interest-
      bearing deposits......    610,859    24,849    4.07        490,223    21,606  4.41      383,038     16,716   4.36

Promissory note payable
   and short-term borrowings.    12,322       682    5.53         19,596     1,603  8.18       26,755      2,439   9.12
                              ---------    ------              ---------    ------           --------     ------
     Total interest-
      bearing liabilities....   623,181    25,531    4.10        509,819    23,209  4.55      409,793     19,155   4.67
                               --------    ------               --------    ------           --------     ------
Noninterest-bearing
 liabilities:
   Demand deposits..........    120,623                           95,095                       78,222
   Other liabilities........     55,718                           28,557                       13,043
                              ---------                        ---------                     --------
     Total liabilities......    799,522                          633,471                      501,058
Stockholders' equity........     69,347                           56,935                       39,711
                              ---------                        ---------                     --------
     Total liabilities
       and stockholders'
       equity...............  $ 868,869                        $ 690,406                     $540,769
                              =========                        =========                     ========
Net interest income.........               43,424                           31,199                       23,362
                                         ========                         ========                      =======
Interest rate spread........                        4.65                            4.22                           3.90
Net interest margin.........                        5.51                            5.03                           4.71
                                                    ====                            ====                           ====

------------------------
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)   Interest income on loans includes loan fees.
(3)   FBA has no tax-exempt income.
(4)   Includes the effects of interest rate exchange agreements.

         The following table indicates the changes in interest income and interest expense which are attributable to changes in average volume and changes in average rates, in comparison with the preceding year. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the dollar amounts of the change in each.

                                                       Increase (decrease) attributable to change in:
                                             ------------------------------------------------------------------
                                               December 31, 1999 compared            December 31, 1998 compared
                                                  to December 31, 1998                  to December 31, 1997
                                             -----------------------------         -------------------------
                                                                      Net                                  Net
                                              Volume      Rate      Change         Volume      Rate      Change
                                              ------      ----      ------         ------      ----      ------
                                                              (dollars expressed in thousands)

Earning assets:
   Loans (1) (2) (3) (4)..................  $ 18,881    (2,232)    16,649         11,843       (137)     11,706
   Investment securities (3)..............    (1,924)      131     (1,793)           169         64         233
   Federal funds sold.....................      (140)      (78)      (218)         (122)          4        (118)
   Other..................................       (85)       (6)       (91)            74         (4)         70
                                            --------   -------    -------         ------     ------      ------
         Total interest income............    16,732    (2,185)    14,547         11,964        (73)     11,891
                                            --------   -------    -------         ------     ------      ------
Interest-bearing liabilities:
   Interest-bearing demand deposits.......       149      (255)      (106)           183       (307)       (124)
   Savings deposits.......................     2,468      (407)     2,061          2,019        538       2,557
   Time deposits of $100 or more..........       845      (264)       581            703         85         788
   Other time deposits....................     1,498      (791)       707          1,883       (214)      1,669
   Promissory note payable and
     short-term borrowings................      (492)     (429)      (921)          (604)      (232)       (836)
                                            --------   -------    -------         ------     ------      ------
         Total interest expense...........     4,468    (2,146)     2,322          4,184       (130)      4,054
                                            --------   -------    -------         ------     ------      ------
         Net interest income..............  $ 12,264       (39)    12,225          7,780         57       7,837
                                            ========   =======    =======         ======     ======      ======

------------------------
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)  Interest income on loans includes loan fees.
(3)  FBA has no tax-exempt income.
(4)  Includes the effect of interest rate exchange agreements.

Net Interest Income

         The primary source of FBA's income is net interest income, which is the difference between the interest earned on its interest-assets and the interest paid on its interest-bearing liabilities. FBA's loan portfolio, which represents its primary interest-earning asset and source of net interest income, previously consisted primarily of fixed rate indirect automobile loans. In 1995, recognizing that the profitability of its indirect automobile loan portfolio, which comprised 74.0% of the loan portfolio as of June 30, 1995, was decreasing, FBA commenced a defined strategy to diversify its loan portfolio with the objective of improving its net interest income. As more fully discussed under "--Acquisitions" and "--Financial Condition and Average Balances," the strategy included enhanced corporate business development efforts within the existing franchise of FB Texas, expansion into northern California and continued growth through additional acquisitions.
         For the year ended December 31, 1999, net interest income was $43.4 million, or 5.51% of average interest-earning assets, compared with $31.2 million, or 5.03% of average interest-earning assets, and $23.4 million, or 4.71% of average interest-earning assets, for the years ended December 31, 1998 and 1997, respectively. The improved net interest income is primarily attributable to the net interest-earning assets provided by the aforementioned acquisitions, internal loan growth and the repositioned loan portfolio of FB Texas. Contributing further to the improved net interest income was the effect of the exchange of $10.0 million of the Note Payable for common stock in February 1998, the repayment of all borrowings outstanding under the Note Payable in July 1998 and the conversion of the outstanding debenture, including the related accrued interest, in December 1998.
          Although the net interest rate margin improved, the yield on the loan portfolio declined to 9.23% for the year ended December 31, 1999 in comparison to 9.69% and 9.73% for the years ended December 31, 1998 and 1997, respectively. This reduction primarily results from the overall decline in prevailing interest rates that occurred during the latter part of 1998. In addition, increased competition within the market areas served by FBA has led to reduced lending rates. The effect of the reduced yield on the loan portfolio was partially mitigated by the earnings impact of the interest rate swap agreements and a reduced rate paid on interest-bearing liabilities. For the years ended December 31, 1999, 1998 and 1997, the aggregate weighted rate paid on the deposit portfolio was 4.07%, 4.41% and 4.36%, respectively, representing FBA's ongoing realignment of the portfolio, while the aggregate weighted rate paid on the promissory note payable and short-term borrowings was 5.53%, 8.18% and 9.12%, respectively, reflecting the exchange and repayment of the Note Payable and the debenture conversion.

Interest Rate Risk Management

         For financial institutions, the maintenance of a satisfactory level of net interest income is a primary factor in achieving acceptable income levels. However, the maturity and repricing characteristics of the institution's loan and investment portfolios, relative to those within its deposit structure, may differ significantly. These characteristics are influenced by the nature of the loan and deposit markets within which such institution operates, as well as its objectives for business development within those markets at any point in time. In addition, the ability of borrowers to repay loans and depositors to withdraw funds prior to stated maturity dates introduces divergent option characteristics which operate primarily as interest rates change. These factors cause various elements of the institution's balance sheet to react in different manners and at different times relative to changes in interest rates, thereby leading to increases or decreases in net interest income over time. Depending upon the nature and velocity of interest rate movements and their effect on the specific components of the institution's balance sheet, the effects on net interest income can be substantial. Consequently, a fundamental requirement in managing a financial institution is establishing effective control over the exposure of the institution to changes in interest rates.
         FBA manages its interest rate risk by: (1) maintaining an Asset Liability Committee ("ALCO") responsible to FBA's Board of Directors to review the overall interest rate risk management activity and approve actions taken to reduce risk; (2) maintaining an effective simulation model to determine FBA's exposure to changes in interest rates; (3) coordinating the lending, investing and deposit-generating functions to control the assumption of interest rate risk; and (4) employing various off-balance-sheet financial instruments to offset inherent interest rate risk when it becomes excessive. The objective of these procedures is to limit the adverse impact which changes in interest rates may have on net interest income.
         The ALCO has overall responsibility for the effective management of interest rate risk and the approval of policy guidelines. The ALCO includes the Chairman, President and Chief Executive Officer, the senior executives of investments, credit, banking support and finance, and certain other officers. The ALCO is supported by the Asset Liability Management Group which monitors interest rate risk, prepares analyses for review by the ALCO and implements actions which are either specifically directed by the ALCO or established by policy guidelines.
         The objective and primary focus of interest sensitivity management is to optimize earnings results, while managing, within internal policy constraints, interest rate risk. FBA's policy on rate sensitivity is to manage exposure to potential risks associated with changing interest rates by maintaining a balance sheet posture in which annual net interest income is not significantly impacted by reasonably possible near-term changes in interest rates. To measure the effect of interest rate changes, FBA calculates its net income over two one-year horizons on a pro forma basis. The analysis assumes various scenarios for increases and decreases in interest rates including both instantaneous and gradual and parallel and non-parallel shifts in the yield curve, in varying amounts. For purposes of arriving at reasonably possible near-term changes in interest rates, FBA includes scenarios based on actual changes in interest rates, which have occurred over a two-year period, simulating both a declining and rising interest rate scenario. Consistent with the table presented below, which indicates FBA is "asset-sensitive," FBA's simulation model indicates a loss of projected net interest income should interest rates decline. While a decline in interest rates of less than 100 basis points has a minimal impact on the earnings of FBA, a decline in interest rates of 100 basis points indicates a projected pre-tax loss of net income equivalent to approximately 8.0% of net interest income based on assets and liabilities at December 31, 1999.
         FBA utilizes off-balance-sheet derivative financial instruments to assist in the management of interest rate sensitivity and to modify the repricing, maturity and option characteristics of on-balance-sheet assets and liabilities. The use of such derivative financial instruments is strictly limited to reducing the interest rate exposure of FBA. Derivative financial instruments held by FBA for purposes of managing interest rate risk are summarized as follows:

                                                           December 31, 1999         December 31, 1998
                                                          -------------------      ---------------------
                                                          Notional    Credit        Notional     Credit
                                                           amount    exposure        amount     exposure
                                                           ------    --------        ------     --------
                                                                 (dollars expressed in thousands)

         Interest rate swap agreements - pay
           adjustable rate, receive fixed rate.........   $120,000        614         65,000         667
         Interest rate swap agreements - pay
           adjustable rate, receive adjustable rate....     75,000         --             --          --
         Interest rate cap agreement...................     10,000         26         10,000         132
                                                          ========       ====         ======         ===

         The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of FBA's credit exposure through its use of derivative financial instruments. The amounts and the other terms of the derivatives are determined by reference to the notional amounts and the other terms of the derivatives. The credit exposure represents the accounting loss FBA would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value.
         During 1998, FBA entered into $65.0 million notional amount of interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with its funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. These swap agreements provide for FBA to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the 90-day London Interbank Offering Rate (LIBOR). The terms of these swap agreements provide for FBA to pay quarterly and receive payment semi-annually. The amount receivable by FBA under these swap agreements was $805,000 and $820,000 at December 31, 1999 and 1998, respectively, and the amount payable by FBA under these swap agreements was $185,000 and $153,000 at December 31, 1999 and 1998, respectively.
         During May 1999, FBA entered into $75.0 million notional amount of interest rate swap agreements with the objective of stabilizing the net interest margin during the six-month period surrounding the Year 2000 century date change. These swap agreements provided for FBA to receive an adjustable rate of interest equivalent to the daily weighted average 30-day LIBOR and pay an adjustable rate of interest equivalent to the daily weighted average prime lending rate minus 2.665%. The terms of these swap agreements, which had an effective date of October 1, 1999 and a maturity date of March 31, 2000, provided for FBA to pay and receive interest on a monthly basis. In January 2000, FBA determined these swap agreements were no longer necessary based upon the results of the Year 2000 century date change and terminated these agreements at a cost of $23,000.
         During September 1999, FBA entered into $55.0 million notional amount of interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with its funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. These swap agreements provide for FBA to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.70%. The terms of these swap agreements provide for FBA to pay and receive interest on a quarterly basis. The amount receivable by FBA under these swap agreements was $38,000 at December 31, 1999 and the amount payable by FBA under these swap agreements was $44,000 at December 31, 1999.
         The maturity dates, notional amounts, interest rates paid and received and fair value of interest rate swap agreements outstanding as of December 31, 1999 and 1998 were as follows:

                                                          Notional     Interest rate     Interest rate   Fair value
                         Maturity date                     amount          paid            received      gain (loss)
                         -------------                    --------      -----------     -------------    -----------
                                                                      (dollars expressed in thousands)

         December 31, 1999:
             March 31, 2000 ..........................  $  50,000           5.84%             6.45%       $    12
             March 31, 2000 ..........................     25,000           5.84              6.45              6
             September 27, 2001.......................     40,000           5.80              6.14           (365)
             September 27, 2001.......................     15,000           5.80              6.14           (137)
             June 11, 2002............................     15,000           6.12              6.00           (291)
             September 16, 2002.......................     20,000           6.12              5.36           (751)
             September 18, 2002.......................     30,000           6.14              5.33         (1,157)
                                                        ---------                                         -------
                                                        $ 195,000           5.93              6.04        $(2,683)
                                                        =========           ====              ====        =======
         December 31, 1998:
             June 11, 2002............................  $  15,000           5.24%             6.00%       $    363
             September 16, 2002.......................     20,000           5.22              5.36              87
             September 18, 2002.......................     30,000           5.23              5.33              92
                                                        ---------                                         --------
                                                        $  65,000           5.23              5.56        $    542
                                                        =========           ====              ====        ========

         FBA has a $10.0 million interest rate cap agreement outstanding to limit the interest expense associated with certain interest-bearing liabilities. The interest rate cap agreement has a maturity date of May 15, 2000. At December 31, 1999 and 1998, the unamortized costs of this agreement were $19,000 and $130,000, respectively, and were included in other assets. The net amount due to FBA under this agreement was $7,000 and $2,000 at December 31, 1999 and 1998, respectively.

         As more fully described in Note 1 to the accompanying consolidated financial statements, in the event of early termination of the interest rate swap agreements, the net proceeds received or paid are deferred and amortized over the shorter of the remaining contract life or the maturity of the related asset. If, however, the amount of the underlying asset is repaid, then the fair value gains or losses on the interest rate swap agreements are recognized immediately in the consolidated statements of income.
         In addition to the simulation model employed by FBA, a more traditional interest rate sensitivity position is prepared and reviewed in conjunction with the results of the simulation model. The following table presents the projected maturities and periods to repricing of FBA's rate sensitive assets and liabilities as of December 31, 1999, adjusted to account for anticipated prepayments:


                                                                   Over       Over
                                                                   three       six        Over
                                                        Three     through    through       one       Over
                                                       months       six      twelve      through     five
                                                       or less    months     months    five years    years    Total
                                                       -------    ------     ------    ----------    -----    -----
                                                                    (dollars expressed in thousands)

Interest-earning assets:
   Loans (1).......................................  $ 503,043     52,944     77,945     93,592     4,739     732,263
   Investment securities...........................     34,124      2,361     23,308      9,818    22,927      92,538
   Federal funds sold and other....................      8,922         --         --         --        --       8,922
                                                     ---------    -------    -------    -------   -------     -------
     Total interest-earning assets.................    546,089     55,305    101,253    103,410    27,666     833,723
   Effect of interest rate swap agreements.........   (120,000)        --         --    120,000        --          --
                                                     ---------    -------    -------    -------   -------     -------
     Total interest-earning assets after the effect
       of interest rate swap agreements............  $ 426,089     55,305    101,253    223,410    27,666     833,723
                                                     =========    =======    =======    =======   =======     =======
Interest-bearing liabilities:
   Interest-bearing demand accounts................  $  27,698     17,217     11,229      8,234    10,480      74,858
   Money market demand accounts....................    111,054         --         --         --        --     111,054
   Savings accounts................................     22,353     18,408     15,779     22,353    52,596     131,489
   Time deposits...................................     67,279     74,835    140,297     52,066         8     334,485
   Other borrowed funds............................     14,940         --         --         --        --      14,940
                                                     ---------    -------    -------   --------   -------     -------
     Total interest-bearing liabilities............  $ 243,324    110,460    167,305     82,653    63,084     666,826
                                                     =========    =======    =======    =======   =======     =======
Interest-sensitivity gap:
   Periodic........................................  $ 182,765    (55,155)   (66,052)   140,757   (35,418)    166,897
                                                                                                              =======
   Cumulative......................................    182,765    127,610     61,558    202,315   166,897
                                                     =========    =======    =======    =======   =======
Ratio of interest-sensitive assets to
   interest-sensitive liabilities:
     Periodic......................................       1.75       0.50       0.61       2.70      0.44        1.25
                                                                                                              =======
     Cumulative....................................       1.75       1.36       1.12       1.34      1.25
                                                     =========    =======    =======    =======   =======

----------------------
(1) Loans are presented net of unearned discount.

         Management made certain assumptions in preparing the table above. These assumptions included: (a) Loans will repay at projected repayment speeds; (b) mortgage-backed securities, included in investment securities, will repay at projected repayment speeds; (c) interest-bearing demand accounts and savings accounts are interest-sensitive at rates ranging from 11% to 37% and 12% to 40%, respectively, of the remaining balance for each period presented; and (d) fixed maturity deposits will not be withdrawn prior to maturity. A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the table.
         At December 31, 1999 and 1998, FBA's asset-sensitive position on a cumulative basis through the twelve-month time horizon was $61.6 million, or 6.7% of total assets, and $85.2 million, or 11.8% of total assets, respectively. The asset-sensitive position is attributable to the composition of the loan and investment security portfolios as compared to the deposit base. The decrease for 1999 is primarily attributable to the interest rate swap agreements entered into in June 1998, September 1998 and September 1999.
         The interest-sensitivity position is one of several measurements of the impact of interest rate changes on net interest income. Its usefulness in assessing the effect of potential changes in net interest income varies with the constant change in the composition of FBA's assets and liabilities and changes in interest rates. For this reason, FBA places greater emphasis on a simulation model for monitoring its interest rate risk exposure.

Comparison of Results of Operations  for the Years  Ended December 31, 1999  and
1998

         Net Income. Net income was $9.5 million, or $1.66 per share on a diluted basis, for the year ended December 31, 1999, compared to $4.61 million, or $0.90 per share on a diluted basis, for 1998. FBA's improved operating results reflect the improved performance of both FB California and FB Texas, increased net income generated from the acquisition of Redwood and continued improvement in asset quality, resulting in a reduced provision for loan losses.
         FB California recorded net income of $6.3 million for the year ended December 31, 1999, in comparison to $3.1 million for 1998. FB Texas' net income increased to $4.0 million in 1999 from $3.6 million for 1998. These increases were primarily a result of improved net interest income. As more fully discussed under "--Financial Condition and Average Balances" and "--Net Interest Income," net interest income increased by $12.2 million to $43.4 million, or 5.51% of average interest-earning assets, from $31.2 million, or 5.03% of average interest-earnings assets, for the years ended December 31, 1999 and 1998, respectively.
         The  improvement  in net  income  was  partially  offset  by  increased operating expenses which resulted primarily from the guaranteed preferred debenture expense associated with the FACT Preferred Securities, increased data processing fees, operating expenses of Redwood subsequent to the acquisition date and amortization of intangibles associated with the purchase of subsidiaries. As more fully discussed under "--Financial Condition and Average Balances" and Note 8 to the accompanying consolidated financial statements, FBA issued the FACT Preferred Securities in July 1998.

         Provision for Possible Loan Losses. The provision for possible loan losses was $393,000 and $900,000 for the years ended December 31, 1999 and 1998, respectively. The decrease in the provision for possible loan losses is primarily attributable to improved asset quality as determined by management's review and evaluation of the credit quality of the loans in the portfolio, and management's assessment of the adequacy of the allowance for possible loan losses. Nonperforming assets decreased by $5.4 million to $3.4 million from $8.8 million at December 31, 1999 and 1998, respectively, resulting in a reduced ratio of nonperforming loans to loans from 1.67% at December 31, 1998 to 0.46% at December 31, 1999. See "--Loans and Allowance for Possible Loan Losses" for a further discussion of FBA's policies and practices of monitoring and maintaining the allowance for possible loan losses.
         FBA's loan loss experience further supported the decrease in the provision for possible loan losses. For the year ended December 31, 1999, net loan recoveries were $625,000, in comparison to net loan charge-offs of $1.1 million and $1.4 million for the years ended December 31, 1998 and 1997, respectively. The overall improvement in FBA's loan loss experience is primarily attributable to improved asset quality reflected in a decrease in the amount of loans requiring charge-off accompanied by an increase in the collection of previously charged-off loans. The acquisitions of Redwood and Pacific Bay Bank provided $1.5 million and $885,000, respectively, in additional allowance for possible loan losses at their respective acquisition dates.

         Noninterest   Income  and  Expense.   The  following  table  summarizes
noninterest income and noninterest expense for the years ended December 31, 1999 and 1998:

                                                                                        Increase (decrease)
                                                                                        --------------------
                                                               1999        1998         Amount       Percent
                                                               ----        ----         ------       -------
                                                                     (dollars expressed in thousands)
   Noninterest income:
       Service charges on deposit accounts
         and customer service fees........................   $  3,264       2,935           329        11.21%
       Other income ......................................      2,157       1,099         1,058        96.27
       Gains on sales of securities, net..................        174         341          (167)      (48.97)
                                                             --------     -------      --------
           Total noninterest income.......................   $  5,595       4,375         1,220        27.89
                                                             ========     =======      ========   ==========
   Noninterest expense:
       Salaries and employee benefits ....................   $ 10,940       8,203         2,737        33.37%
       Occupancy, net of rental income ...................      2,788       2,291           497        21.69
       Furniture and equipment ...........................      1,712       1,708             4         0.23
       Advertising and business development...............        478         616          (138)      (22.40)
       Postage, printing and supplies.....................        818         752            66         8.78
       Data processing fees...............................      3,214       2,042         1,172        57.39
       Legal, examination and professional fees...........      4,576       4,325           251         5.80
       Communications.....................................        620         720          (100)      (13.89)
       (Gain) loss on sales of other real estate,
         net of expenses..................................       (438)         34          (472)   (1,388.24)
       Amortization of intangibles associated with the
         purchase of subsidiaries.........................      1,138         596           542        90.94
       Guaranteed preferred debentures....................      3,966       1,758         2,208       125.60
       Other..............................................      3,018       3,427          (409)      (11.93)
                                                             --------     -------      --------
           Total noninterest expense......................   $ 32,830      26,472         6,358        24.02
                                                             ========     =======      ========   ==========

         Noninterest Income. Noninterest income was $5.6 million for the year ended December 31, 1999, compared to $4.4 million for 1998. Noninterest income consists primarily of service charges on deposit accounts, customer service fees and other income.
         Service charges on deposit accounts and customer service fees increased to $3.3 million for 1999, from $2.9 million for 1998. The increase in service charges corresponds to the increase in deposit balances provided by internal growth, the acquisitions of Redwood and Pacific Bay Bank and the additional services available and utilized by FBA's expanding base of retail and corporate customers.
         Other income was $2.2 million and $1.1 million for the years ended December 31, 1999 and 1998, respectively. The primary component of the increase consists of $795,000 relating to a recovery on a loan of an acquired bank that had been fully charged-off prior to the date of acquisition. In addition, the income earned on FBA's investment in bank-owned life insurance, established in April 1998, increased to $689,000 from $411,000 for the years ended December 31, 1999 and 1998, respectively. Finally, FBA's expansion of its brokerage services further contributed to the overall increase in other income.
         Noninterest income for 1999 and 1998 also included $174,000 and $341,000, respectively, of net gains on sales of securities. The gains resulted from sales of certain available-for-sale securities to facilitate the funding of FBA's loan growth.

         Noninterest Expense. Noninterest expense was $32.8 million for the year ended December 31, 1999, compared to $26.5 million for 1998. The increase is reflective of: (a) the guaranteed preferred debentures expense associated with the FACT Preferred Securities; (b) the noninterest expense of Redwood and Pacific Bay Bank, including certain nonrecurring expenses associated with those acquisitions; (c) increased data processing fees primarily attributable to FBA's Year 2000 Program; (d) increased amortization of intangibles related to the purchase of subsidiaries; and, (e) FBA's continuing expansion of its corporate lending, retail banking and specialized services development staff, including the necessary operational support, associated with the expansion of its product and service offerings. The overall increase in noninterest expense for 1999 was partially offset by a reduction in advertising and business development and communications expense, and is consistent with management's continued efforts to more effectively manage these expenditures. Specifically, salaries and employee benefits increased by $2.7 million to $10.9 million from $8.2 million for the years ended December 31, 1999 and 1998, respectively. The increase is attributable to both the acquisitions of Redwood and Pacific Bay Bank and FBA's continued commitment to expanding its commercial and retail business development capabilities associated with expansion and delivery of its products and services. The overall increase also reflects the competitive environment in the employment market that has resulted in a higher demand for limited resources, thus escalating industry salary and employee benefit costs. Data processing fees were $3.2 million and $2.0 million for 1999 and 1998, of which $2.9 million and $1.9 million were paid to First Services L.P., an affiliate of First Banks. As more fully described in Note 15 to the accompanying consolidated financial statements, First Services L.P. provides data processing and various related services to FBA and the Subsidiary Banks. The increased data processing fees are attributable to growth and technological advancements consistent with FBA's product and service offerings, increased expenses attributable to communication data lines related to the expansion of the branch infrastructure and expenses associated with FBA's Year 2000 Program. As discussed under, "--Year 2000 Compatibility," FBA incurred direct expenses of $540,000 and $180,000 in 1999 and 1998, respectively, with respect to the Year 2000 project. Intangibles associated with the purchase of subsidiaries are amortized to expense on a straight-line basis generally over 15 years. The increase for 1999 is attributable to the amortization of the cost in excess of the fair value of the net assets acquired of Redwood, which was acquired in March 1999, and Pacific Bay Bank and the minority shareholders of FCB, which were both acquired in February 1998. Noninterest expense also includes $4.0 million and $1.8 million of guaranteed preferred debenture expense for the years ended December 31, 1999 and 1998, respectively. As more fully discussed under "--Financial Condition and Average Balances" and Note 8 to the accompanying consolidated financial statements, FBA issued FACT Preferred Securities during July 1998.

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

         Offsetting the increase in net income for 1998 were the additional costs associated with Surety Bank's and Pacific Bay Bank's data processing and back-office conversions to FBA's systems and procedures completed during February and May 1998, respectively, and an after tax charge of $225,000 in settlement of certain litigation. In addition, noninterest expense also includes $1.8 million of guaranteed preferred debenture expense for 1998. As more fully discussed under "--Financial Condition and Average Balances" and Note 8 of the accompanying consolidated financial statements, FBA issued the FACT Preferred Securities during July 1998.

         Provision for Possible Loan Losses. The provision for possible loan losses was $900,000 and $2.0 million for the years ended December 31, 1998 and 1997, respectively. The provision for possible loan losses for 1998 is primarily attributable to loan growth, in contrast to 1997, which was provided to support the changing composition of the loan portfolio from one with a significant preponderance in indirect automobile loans, to one having substantial portions of commercial and financial, real estate construction and development and commercial real estate loans. See "--Loans and Allowance for Possible Loan Losses" for a further discussion of FBA's policies and practices of monitoring and maintaining the allowance for possible loan losses.
         Supporting the decrease in the provision for possible loan losses is the reduction in net loan charge-offs to $1.1 million for 1998, compared to $1.4 million for 1997. In addition, the net loan charge-offs in 1998 related primarily to the loan portfolio obtained through the acquisition of Pacific Bay Bank. The related acquired allowance for possible loan losses for Pacific Bay Bank was $885,000 at the acquisition date.

         Noninterest   Income  and  Expense.   The  following  table  summarizes
noninterest income and noninterest expense for the years ended December 31, 1998 and 1997:

                                                                                        Increase (decrease)
                                                                                        --------------------
                                                               1998        1997         Amount       Percent
                                                               ----        ----         ------       -------
                                                                    (dollars expressed in thousands)
   Noninterest income:
       Service charges on deposit accounts
         and customer service fees........................   $  2,935       2,239           696        31.09%
       Other income ......................................      1,099         972           127        13.07
       Gains on sales of securities, net..................        341          76           265       348.68
                                                             --------     -------       -------
           Total noninterest income.......................   $  4,375       3,287         1,088        33.10
                                                             ========     =======       =======      =======

   Noninterest expense:
       Salaries and employee benefits ....................   $  8,203       6,226         1,977        31.75%
       Occupancy, net of rental income ...................      2,291       2,166           125         5.77
       Furniture and equipment ...........................      1,708       1,149           559        48.65
       Advertising and business development...............        616         234           382       163.25
       Postage, printing and supplies.....................        752         496           256        51.61
       Data processing fees...............................      2,042       1,084           958        88.38
       Legal, examination and professional fees...........      4,325       3,241         1,084        33.45
       Communications.....................................        720         673            47         6.98
       (Gain) loss on sales of other real estate,
         net of expenses..................................         34        (350)          384      (109.71)
       Amortization of intangibles associated with the
         purchase of subsidiaries.........................        596         220           376       170.91
       Guaranteed preferred debenture.....................      1,758          --         1,758          --
       Other..............................................      3,427       2,538           889        35.03
                                                             --------     -------       -------
           Total noninterest expense......................   $ 26,472      17,677         8,795        49.75
                                                             ========     =======       =======      =======

         Noninterest Income. Noninterest income, which consists primarily of service charges on deposit accounts and customer service fees, totaled $4.4 million and $3.3 million for the years ended December 31, 1998 and 1997, respectively.
         Service charges on deposit accounts and customer service fees increased to $2.9 million for 1998, from $2.2 million for 1997. The increase is primarily attributable to the acquisitions of Surety Bank and Pacific Bay Bank, and the increase of commercial and retail banking services utilized by FBA's expanding base of retail and corporate customers.
         Other income was $1.1 million and $972,000 for the years ended December 31, 1998 and 1997, respectively. The increase is primarily attributable to income earned on FBA's investment in BOLI. The BOLI income totaled $411,000 for the period from the time of investment, April 1998, through December 31, 1998.
         Noninterest income for 1998 also includes $341,000 of net gains on sales of securities. The gains resulted from the sales of certain available-for-sale securities to provide funds for FBA's loan growth.

         Noninterest Expense. Noninterest expense was $26.5 million for the year ended December 31, 1998, compared to $17.7 million for 1997. The increase is attributable to the noninterest expense of Surety Bank and Pacific Bay Bank, nonrecurring expenses associated with those acquisitions, the additional noninterest expense attributable to FBA's expansion of its corporate lending and retail banking functions and the issuance of the FACT Preferred Securities.
         Specifically, salaries and employee benefits increased by $2.0 million to $8.2 million from $6.2 million for the years ended December 31, 1998 and 1997, respectively. The increase is attributable to both the acquisitions of Surety Bank and Pacific Bay Bank and the expansion of FBA's commercial and retail business development staff and related support personnel.
         Contrary to the overall increase in noninterest expense resulting from the aforementioned acquisitions was occupancy, net of rental income, which remained relatively constant at $2.3 million and $2.2 million for the years ended December 31, 1998 and 1997, respectively. Offsetting the cost of the additional facilities provided by acquisitions was additional rental income from increased subleasing of excess space within FBA's banking premises, relocation of certain California branches and reductions in expenses related to centralization of recently acquired entities' functions into FBA's systems.
         Advertising and business development increased by $382,000 to $616,000 from $234,000 for 1998 and 1997, respectively. The additional costs were incurred to facilitate the further development of FBA's franchise and expanding base of products and services.
         Legal, examination and professional fees increased to $4.3 million from $3.2 million for 1998 and 1997, respectively. As more fully described in Note 15 to the accompanying consolidated financial statements, legal, examination and professional fees include various fees since FBA utilizes First Banks and certain of its affiliates in providing selected services to FBA and the Subsidiary Banks. FBA's overall asset growth and expansion of its product and service offerings has required additional service and support. The fees paid for these services are at least as favorable as could have been obtained from unaffiliated third parties.
         Data processing fees were $2.0 million and $1.1 million for 1998 and 1997, of which $1.9 million and $722,000 was paid to First Services L.P., an affiliate of First Banks. As more fully described in Note 15 to the accompanying consolidated financial statements, First Services L.P. provides data processing and various related services to FBA and the Subsidiary Banks. The increase in data processing fees is attributable to the overall growth of FBA, the enhancement of systems to support existing and developing product and service offerings and the additional costs associated with the Year 2000 project. As discussed under, "--Year 2000 Compatibility," FBA incurred direct expenses of $180,000 in 1998 with respect to the Year 2000 project.
         Intangibles associated with the purchase of subsidiaries are amortized to expense on a straight-line basis over approximately 15 years. The increase for 1998 is attributable to the amortization of the cost in excess of the fair value of the net assets acquired of Surety Bank, which was acquired in December 1997, Pacific Bay Bank and the minority shareholders of FCB, which were both acquired in February 1998.
         Noninterest expense also includes $1.8 million of guaranteed preferred debenture expense for 1998. As more fully discussed under "--Financial Condition and Average Balances" and Note 8 to the accompanying consolidated financial statements, FBA issued the FACT Preferred Securities in July 1998.
         Other noninterest expense for 1998 includes a $350,000 charge in settlement of certain litigation.

Investment Securities

         FBA classifies the securities within its investment portfolio as held to maturity or available for sale. FBA does not engage in the trading of investment securities. As more fully described in Notes 1 and 3 to the accompanying consolidated financial statements of FBA, the investment security portfolio consists primarily of securities designated as available for sale. The investment security portfolio was $92.5 million at December 31, 1999 compared to $117.0 million and $148.2 million at December 31, 1998 and 1997, respectively. See, "--Financial Condition and Average Balances" for further discussion of the investment security portfolio.

Loans and Allowance for Possible Loan Losses

         Interest earned on the loan portfolio represents the principal source of income for FBA and its Subsidiary Banks. Interest and fees on loans were 89.5%, 82.9% and 78.5% of total interest income for the years ended December 31, 1999, 1998 and 1997, respectively. Loans, net of unearned discount, represented 79.5% of total assets as of December 31, 1999, compared to 71.7% and 67.0% as of December 31, 1998 and 1997, respectively. At December 31, 1999 and 1998, total loans, net of unearned discount, were $732.3 million and $516.4 million, increases of $300.8 million and $84.9 million, respectively, from $431.5 million at December 31, 1997. FBA views the quality, yield and growth of the loan portfolio to be instrumental elements in its growth and profitability.

          The increases in loans from 1997 to 1999 are attributable to the loans provided by the acquisitions of Redwood, Pacific Bay Bank and Surety Bank, and the growth of the commercial and financial, real estate construction and development and real estate mortgage loan portfolios, partially offset by the decrease in the consumer and installment portfolio, which is primarily comprised of indirect automobile loans.
         The following table summarizes the changes in the loan portfolio for the periods indicated:

                                                                                      Increase (decrease)
                                                                            ------------------------------------
                                                                               For the years ended December 31,
                                                                            ------------------------------------
                                                                            1999            1998            1997
                                                                            ----            ----            ----
                                                                               (dollars expressed in thousands)
     Loans provided by acquisition:
         Redwood.......................................................  $  134,400            --               --
         Pacific Bay Bank..............................................          --        29,700               --
         Surety Bank...................................................          --            --           54,400
     Internal loan volume increase (decrease):
         Commercial lending............................................     119,200        86,400           71,200
         Indirect automobile lending...................................     (21,800)      (14,400)         (28,600)
         Other.........................................................     (15,900)      (16,800)          (1,900)
                                                                         ----------       -------          -------
              Total increase in loans,
                net of unearned discount...............................  $  215,900        84,900           95,100
                                                                         ==========       =======          =======
     (Decrease) increase in potential problem loans (1)...............   $   (3,000)        1,600           (7,300)
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

                                                                             December 31,
                                    ----------------------------------------------------------------------------------------------
                                          1999                1998               1997                1996              1995
                                    -----------------    ----------------   --------------    ----------------    ----------------
                                    Amount    Percent    Amount   Percent   Amount Percent    Amount   Percent    Amount   Percent
                                    ------    -------    ------   -------   ------ -------    ------   -------    ------   -------
                                                               (dollars expressed in thousands)

Commercial and financial........   $216,780   29.6%     $140,151   27.1%   $109,763  25.8%   $ 80,781   24.0%    $ 48,807   18.3%
Real estate construction
   and development..............    204,832   28.0       161,696   31.3      93,454  22.0      58,045   17.3       30,142   11.3
Real estate mortgage............    272,700   37.2       155,443   30.1     149,951  35.2      93,864   27.9       45,530   17.1
Consumer and installment,
   net of unearned discount.....     37,951    5.2        59,113   11.5      72,579  17.0     103,681   30.8      142,109   53.3
                                   --------  -----      --------  -----    --------  ----    --------  -----     --------  -----
      Total loans, excluding
        loans held for sale.....    732,263  100.0%      516,403  100.0%    425,747 100.0%    336,371  100.0%     266,588  100.0%
                                             =====                =====             =====              =====               =====
Loans held for sale.............         --                   --              5,708                --                  --
                                   --------              -------           --------          --------            --------
      Total loans...............   $732,263             $516,403           $431,455          $336,371            $266,588
                                   ========             ========           ========          ========            ========

         Loans at December 31, 1999 mature as follows:

                                                            Over one year
                                                          through five years        Over five years
                                                          ------------------        ---------------
                                            One year       Fixed     Floating      Fixed     Floating
                                             or less       rate        rate        rate        rate       Total
                                             -------       ----        ----        ----        ----       -----
                                                           (dollars expressed in thousands)

Commercial and financial................. $ 179,905       29,574      6,866         435         --      216,780
Real estate construction
  and development........................   198,657           67      5,577         194        337      204,832
Real estate mortgage.....................   148,658       17,370     28,173      17,027     61,472      272,700
Consumer and installment,
  net of unearned discount...............     8,353       25,887        348       3,363         --       37,951
                                          ---------      -------    -------     -------    -------     --------
     Total loans......................... $ 535,573       72,898     40,964      21,019     61,809      732,263
                                          =========      =======    =======     =======    =======     ========


         The following table is a summary of loan loss experience for the five years ended December 31, 1999:

                                                                           December 31,
                                                  -------------------------------------------------------------
                                                  1999          1998           1997          1996          1995
                                                  ----          ----           ----          ----          ----
                                                                (dollars expressed in thousands)

Balance at beginning of year...............     $12,127         11,407        10,744        10,616         2,756
Acquired allowances for possible
   loan losses.............................       1,466            885            30         2,338         4,797
                                                -------       --------       -------        ------       -------
                                                 13,593         12,292        10,774        12,954         7,553
                                                -------       --------       -------        ------       -------

Loans charged off:
   Commercial and financial................        (337)        (1,464)         (966)       (2,286)           --
   Real estate construction
       and development.....................        (228)            --           (15)         (164)           (2)
   Real estate mortgage....................        (365)        (1,031)         (244)         (786)         (153)
   Consumer and installment................        (482)        (1,040)       (2,430)       (3,818)       (4,018)
                                                -------       --------       -------        ------       -------
       Total loans charged-off.............      (1,412)        (3,535)       (3,655)       (7,054)       (4,173)
                                                -------       --------       -------        ------       -------

Recoveries of loans previously charged off:
   Commercial and financial................         963          1,314           926         1,271           223
   Real estate construction
       and development.....................         139            219            68            15             1
   Real estate mortgage....................         206            213           195           109            36
   Consumer and installment................         729            724         1,099         1,044           560
                                                -------       --------       -------        ------       -------
       Total recoveries of loans previously
         charged off.......................       2,037          2,470         2,288         2,439           820
                                                -------       --------       -------        ------       -------
       Net loan recoveries (charge-offs)...         625         (1,065)       (1,367)       (4,615)       (3,353)
                                                -------       --------       -------        ------       -------
Provision for possible loan losses.........         393            900         2,000         2,405         6,416
                                                -------       --------       -------        ------       -------
Balance at end of year.....................     $14,611         12,127        11,407        10,744        10,616
                                                =======       ========       =======        ======       =======

Loans outstanding:
   Average.................................    $668,970        465,539       343,329       273,063       230,451
   End of period...........................     732,263        516,403       431,455       336,371       266,588
   Ratio of allowance for possible
     loan losses to loans outstanding:
       Average.............................        2.18%          2.60%         3.32%         3.93%         4.61%
       End of period.......................        2.00           2.35          2.64          3.19          3.98
Ratio of net loan recoveries (charge-offs)
   to average loans outstanding............        0.09          (0.23)        (0.40)        (1.69)        (1.45)
                                                =======       ========       =======        ======       =======

Allocation of allowance for possible
  loan losses at end of period:
   Commercial and financial................     $ 4,397          3,368         2,552         3,417         2,534
   Real estate construction and development       3,570          3,813         1,680         1,320         1,835
   Real estate mortgage....................       3,693          2,039         3,536         3,645         2,210
   Consumer and installment................         936          1,077         1,539         2,362         4,037
   Unallocated.............................       2,015          1,830         2,100            --            --
                                                -------       --------       -------        ------       -------
       Total ..............................     $14,611         12,127        11,407        10,744        10,616
                                                =======       ========       =======        ======       =======

Percent of categories to loans,
  net of unearned discount:
   Commercial and financial................        29.6%          27.1%         25.4%         24.0%         18.3%
   Real estate construction and development        28.0           31.3          21.7          17.3          11.3
   Real estate mortgage....................        37.2           30.1          34.8          27.9          17.1
   Consumer and installment................         5.2           11.5          16.8          30.8          53.3
   Loans held for sale.....................          --             --           1.3            --            --
                                                -------       --------       -------        ------       -------
       Total...............................       100.0%         100.0%        100.0%        100.0%        100.0%
                                                =======       ========       =======        ======       =======

         Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of the dates indicated:

                                                                          December 31,
                                                    -----------------------------------------------------------
                                                    1999           1998       1997           1996          1995
                                                    ----           ----       ----           ----          ----
                                                                (dollars expressed in thousands)

   Nonperforming loans.........................   $   3,337        8,632       2,846         2,959         5,075
   Other real estate, net......................          60          161         601           977         2,393
                                                  ---------    ---------   ---------     ---------      --------
         Total nonperforming assets............   $   3,397        8,793       3,447         3,936         7,468
                                                  =========    =========   =========     =========      ========

   Loans, net of unearned discount.............   $ 732,263      516,403     431,455       336,371       266,588
                                                  =========    =========   =========     =========      ========

   Loans past due:
      Over 30 days to 90 days..................   $   2,696        6,269       7,866         7,302         9,664
      Over 90 days and still accruing..........       2,944          306       1,158           615         2,766
                                                  ---------    ---------   ---------     ---------      --------
         Total past-due loans..................   $   5,640        6,575       9,024         7,917        12,430
                                                  =========    =========   =========     =========      ========

   Allowance for possible loan losses
      to loans.................................        2.00%        2.35%       2.64%         3.19%         3.98%
   Nonperforming loans to loans................        0.46         1.67        0.66          0.88          1.90
   Allowance for possible loan losses
      to nonperforming loans...................      437.85       140.49      400.81        363.10        209.18
   Nonperforming assets to loans
      and other real estate....................        0.46         1.70        0.80          1.17          2.78
                                                  =========    =========   =========     =========      ========

         Nonperforming loans, consisting of loans on nonaccrual status and certain restructured loans, were $3.3 million at December 31, 1999 in comparison to $8.6 million at December 31, 1998. The decrease in nonperforming loans primarily results from continued aggressive collection efforts and management's continued efforts to effectively monitor and manage the loan portfolios of acquired entities and the indirect consumer installment portfolio. The increase in nonperforming loans at December 31, 1998 was primarily attributable to the loans obtained through the acquisition of Pacific Bay Bank and the overall growth of FBA's loan portfolio, principally within the commercial and financial, real estate construction and development and commercial real estate portfolios.
         As of December 31, 1999, 1998 and 1997, $4.0 million, $1.7 million and $5.9 million, respectively, of loans not included in the table above were identified by management as having potential credit problems which raised doubt as to the ability of the borrowers to comply with the present loan repayment terms. These loans totaled $13.0 million and $17.1 million at December 31, 1996 and 1995, respectively.
         FBA's credit management policy and procedures focus on identifying, measuring and controlling credit exposure. These procedures employ a lender-initiated system of rating credits, which is ratified in the loan approval process and subsequently tested in internal loan reviews, external audits and regulatory bank examinations. The system requires rating all loans at the time they are originated, except for homogeneous categories of loans, such as residential real estate mortgage loans and indirect automobile loans. These homogeneous loans are assigned an initial rating based on FBA's experience with each type of loan. Adjustments to these ratings are based on payment experience subsequent to their origination.
         Adversely rated credits, including loans requiring close monitoring which would not normally be considered criticized credits by regulators, are included on a monthly loan watch list. Loans may be added to the watch list for reasons which are temporary and correctable, such as the absence of current financial statements of the borrower, or a deficiency in loan documentation. Other loans are added whenever any adverse circumstance is detected which might affect the borrower's ability to meet the terms of the loan. This could be initiated by the delinquency of a scheduled loan payment, a deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates. Loans on the watch list require periodic detailed loan status reports prepared by the responsible officer, which are discussed in formal meetings with loan review and credit administration staff members. Downgrades of loan risk ratings may be initiated by the responsible loan officer at any time. However, upgrades of risk ratings may only be made with the concurrence of selected loan review and credit administration staff members generally at the time of the formal watch list review meetings.
         Each month, the credit administration department provides FBA's management with detailed lists of loans on the watch list and summaries of the entire loan portfolio of each Subsidiary Bank by risk rating. These are coupled with analyses of changes in the risk profiles of the portfolios, changes in past-due and nonperforming loans and changes in watch list and classified loans over time. In this manner, the overall increases or decreases in the levels of risk in the portfolios are monitored continually. Factors are applied to the loan portfolios for each category of loan risk to determine acceptable levels of allowance for possible loan losses. These factors are derived primarily from the actual loss experience of the Subsidiary Banks and from published national surveys of norms in the industry. The calculated allowances required for the portfolios are then compared to the actual allowance balances to determine the provisions necessary to maintain the allowances at appropriate levels. In addition, management exercises judgment in its analysis of determining the overall level of the allowance for possible losses. In its analysis, management considers the change in the portfolio, including growth, composition and the ratio of net loans to total assets, and the economic conditions of the regions in which FBA operates. Based on this quantitative and qualitative analysis, the allowance for possible loan losses is adjusted. Such adjustments are reflected in the consolidated statements of income.
         FBA does not engage in lending in foreign countries or based on activities in foreign countries. Additionally, FBA does not have any concentrations of loans exceeding 10% of total loans that are not otherwise disclosed in the loan portfolio composition table and Note 4 to the accompanying consolidated financial statements. FBA does not have a material amount of interest-earning assets that would have been included in nonaccrual, past due or restructured loans if such assets were loans.

Deposits

         Deposits are the primary source of funds for the Subsidiary Banks. FBA's deposits consist principally of core deposits from its Subsidiary Banks' local market areas, including both individual and corporate customers. The following table sets forth the distribution of FBA's average deposit accounts at the dates indicated and the weighted average interest rates on each category of deposit:

                                                                     December 31,
                                     -------------------------------------------------------------------------------
                                               1999                      1998                          1997
                                     ----------------------   -------------------------     ------------------------
                                              Percent                   Percent                       Percent
                                                of                        of                            of
                                     Amount  deposits Rate    Amount   deposits   Rate      Amount   deposits   Rate
                                     ------  -------- ----    ------   --------   ----      ------   --------   ----
                                                                (dollars expressed in thousands)

Noninterest-bearing demand......   $120,623    16.49%     --% $  95,095   16.25%     --% $  78,222     16.96%     --%
Interest-bearing demand.........     83,069    11.36    1.41     73,689   12.59    1.73     66,687     14.46    2.10
Savings.........................    227,773    31.14    3.67    161,362   27.57    3.91    108,430     23.51    3.46
Time deposits of $100 or more...     67,489     9.23    5.21     51,546    8.81    5.69     39,126      8.48    5.48
Other time......................    232,528    31.78    5.08    203,626   34.78    5.45    168,795     36.59    5.59
                                   --------  -------   =====  ---------  ------    ====  ---------   -------    ====
   Total average deposits.......   $731,482   100.00%         $ 585,318  100.00%         $ 461,260    100.00%
                                   ========   ======          =========  ======          =========    ======

         Noninterest-bearing demand, interest-bearing demand and savings have no stated maturity. The maturity distribution of time deposits of $100,000 or more and other time is presented in the interest rate sensitivity table under "--Interest Rate Risk Management."

Capital

         In December 1997, FBA issued 264,622 shares of common stock in connection with its acquisition of Surety Bank, resulting in an increase in stockholders' equity of $4.8 million. The increase represents the fair value of the net assets exchanged for FBA common stock, as determined by the market value of FBA common stock at the execution date of the agreement.
         In February 1998, FBA completed its acquisition of FCB. As more fully described under "--Acquisitions" and in Note 2 to the accompanying consolidated financial statements, in connection with the acquisition, FBA issued approximately 1,555,728 shares of common stock, of which 1,266,176 shares were issued to First Banks, resulting in an increase to stockholders' equity of $13.0 million. The consolidated statements of changes in stockholders' equity and comprehensive income reflect the accounts of FBA as if the common stock issued to acquire First Banks' interest in FCB had been outstanding since August 23, 1995.
         In December 1998, First Banks exercised its right to acquire 629,557 shares of FBA common stock by converting an outstanding convertible debenture and the related accrued but unpaid interest of $6.5 million and $2.3 million, respectively. As more fully discussed under "--Acquisitions" and in Notes 2 and 7 to the accompanying consolidated financial statements, in connection with FBA's acquisition of FCB, FBA issued to First Banks a convertible debenture totaling $6.5 million and assumed the related accrued but unpaid interest of $2.4 million associated with similar outstanding debentures of FCB owned by First Banks. This transaction resulted in an increase in stockholders' equity of $8.7 million.
         The Board of Directors has authorized the purchase of up to a cumulative total of 816,906 shares of common stock for treasury during 1995 through 1999. At December 31, 1999 and 1998, the aggregate shares purchased for treasury were 724,396 and 651,867, at an aggregate cost of $11.4 million and $10.1 million, respectively. In addition, at December 31, 1999, FBA could purchase approximately 90,000 additional shares under the existing authorization.
         As more fully discussed in Note 18 to the accompanying consolidated financial statements, management believes as of December 31, 1999 and 1998, FBA and the Subsidiary Banks each were "well capitalized" as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991.
         As more fully discussed under "--Financial Condition and Average Balances" and Note 18 to the accompanying consolidated financial statements, in July 1998, FBA formed FACT for the purpose of issuing $46.0 million of FACT Preferred Securities. FBA received the proceeds, issued a subordinated debenture to FACT and made certain guarantees and commitments relating to the FACT Preferred Securities. For regulatory reporting purposes, the FACT Preferred Securities are eligible for inclusion in FBA's Tier 1 capital.

Liquidity

         The liquidity of FBA and the Subsidiary Banks is the ability to maintain a cash flow which is adequate to fund operations, service debt obligations and meet obligations and other commitments on a timely basis. The Subsidiary Banks receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, FBA and the Subsidiary Banks may avail themselves of more volatile sources of funds through the issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed, securities sold under agreements to repurchase and borrowings from the Federal Home Loan Banks. The aggregate funds acquired from these more volatile sources were $109.9 million and $56.3 million at December 31, 1999 and 1998, respectively. The increase in such funds for 1999 is primarily attributable to an 82.2% increase in certificates of deposit in denominations of $100,000 or more which were acquired in conjunction with the Redwood acquisition.
         The following table presents the maturity structure of volatile funds, which consists of certificates of deposit of $100,000 or more and other short-term borrowings, at December 31, 1999:

                                              December 31, 1999
                                              -----------------
                                      (dollars expressed in thousands)

      3 months or less..................        $  37,648
      Over 3 through 6 months...........           24,620
      Over 6 through 12 months..........           37,010
      Over 12 months....................           10,629
                                                ---------
        Total...........................        $ 109,907
                                                =========

         In addition to these more volatile sources of funds, FBA has previously borrowed from First Banks under the revolving Note Payable. Borrowings under the revolving Note Payable have been utilized to facilitate the funding of FBA's acquisitions, support the possible repurchases of common stock from time to time and for other corporate purposes. The borrowings under the Note Payable bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in The Wall Street Journal. The principal and accrued interest under the Note Payable are due and payable on October 31, 2001. There were no amounts outstanding under the Note Payable at December 31, 1999 and 1998. At December 31, 1997, $14.9 million was outstanding under the Note Payable. In connection with FBA's acquisition of FCB, $10.0 million of the outstanding balance was exchanged for 804,000 shares of FBA common stock, and the remaining balance was repaid in full from the proceeds from the issuance of the FACT Preferred Securities.
         Furthermore, in 1999, FB Texas and FB California established borrowing relationships with the Federal Reserve Bank in their respective districts. These borrowing relationships, which are secured by commercial loans, provide an additional liquidity facility that may be utilized for contingency purposes. At December 31, 1999, FBA's borrowing capacity under these agreements was approximately $255.4 million. In addition, the Subsidiary Banks' borrowing capacity through their relationships with the Federal Home Loan Banks was approximately $35.3 million at December 31, 1999.
         Management believes the available liquidity and operating results of the Subsidiary Banks will be sufficient to provide funds for growth and to permit the distribution of dividends to FBA sufficient to meet FBA's operating and debt service requirements, both on a short-term and long-term basis, and to pay the distributions on the FACT Preferred Securities.

Year 2000 Compatibility

         FBA and the Subsidiary Banks were subject to risks associated with the "Year 2000" issue, a term which referred to uncertainties about the ability of various data processing hardware and software systems to interpret dates correctly surrounding the beginning of the Year 2000. Financial institutions were particularly vulnerable to Year 2000 issues because of heavy reliance in the industry on electronic data processing and funds transfer systems.

         As more fully discussed in Note 15 to the accompanying consolidated financial statements, data processing services are provided to FBA by First Services, L.P. under the terms of data processing agreements. To address the Year 2000 issue, FBA, working jointly with First Banks, established a dedicated team to coordinate the overall Year 2000 Preparedness Program (Program) under the guidelines of the Comprehensive Year 2000 Plan (Plan) as approved by the Board of Directors. The Plan summarized each major phase of the Program and the estimated costs to remediate and test systems in preparation for the Year 2000. The Plan addressed both Information Technology (IT) projects, such as data processing and data network applications, and non-IT projects, such as building facilities and security systems. The major phases of the Program were awareness, assessment, remediation, validation and implementation.
         FBA's critical systems are purchased from industry-known vendors. Such systems are generally used in their standard configuration, that is, with minor modification. Focusing on these critical systems, FBA closely reviewed and monitored the Year 2000 progress as reported by each vendor and tested, in most cases, on a system separate from the on-line production system. For the critical systems that were modified, the vendors provided remediation for such systems that were not otherwise reported as "Year 2000-ready." As the remediation phase was completed within the stated deadline, FBA did not invoke any remediation contingency efforts.
         FBA, along with First Banks, accelerated the replacement of its existing teller system (ISC), since certain functions of ISC were not Year 2000 compliant. Planning for the replacement of ISC had been underway for several years with the primary objectives of adding functionality to meet expanding product and service offerings and improving efficiency in serving customers. As the new teller system (CFI) also provided a solution for the Year 2000 problem, the overall implementation schedule was accelerated. The CFI system installation was completed during the third quarter of 1999. The cost of the teller replacement was $1.4 million and is being charged to expense over a 60-month period. First Banks also upgraded its local area network-based systems, networks and core processor, and purchased certain item processing equipment, as the previous equipment, which was fully depreciated, was not Year 2000 compliant. The cost of these upgrades and the item processing equipment are being charged to FBA under the terms of certain data processing and management services agreements. See Note 15 to the accompanying consolidated financial statements for a further discussion of transactions with related parties.
         FBA successfully completed all phases of the Program within the appropriate timeframes established by the regulatory agencies. In addition, FBA did not encounter any significant business disruptions or processing problems as a result of the Year 2000 century date change. Furthermore, management is unaware of any Year 2000 issues encountered by FBA's more significant borrowers and vendors that would inhibit their ability to repay obligations or provide goods or services. The total cost of the Program was $2.2 million, comprised of capital improvements of $1.4 million and direct expenses reimbursable to First Services L.P. of $774,000. The capital improvements, as previously discussed, are being charged to expense in the form of depreciation expense or lease expense, generally over a period of 60 months. FBA incurred direct expenses related to the Program of approximately $540,000 and $180,000 for the years ended December 31, 1999 and 1998, respectively.

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

Effects of Inflation

         Financial institutions are less affected by inflation than other types of companies. Financial institutions make relatively few significant asset acquisitions that are directly affected by changing prices. Instead, the assets and liabilities are primarily monetary in nature. Consequently, interest rates are more significant to the performance of financial institutions than the effect of general inflation levels. While a relationship exists between the inflation rate and interest rates, FBA believes this is generally manageable through its asset-liability management program.

                            FIRST BANKS AMERICA, INC.

                 QUARTERLY CONDENSED FINANCIAL DATA - UNAUDITED



                                                                                1999 Quarter Ended
                                                                 ---------------------------------------------------
                                                                 March 31      June 30   September 30    December 31
                                                                 --------      -------   ------------    -----------
                                                                    (dollars in thousands, except per share data)

     Interest income..........................................  $   14,795      17,441        18,028        18,691
     Interest expense.........................................       5,502       6,506         6,640         6,883
                                                                ----------    --------       -------      --------
              Net interest income.............................       9,293      10,935        11,388        11,808
     Provision for possible loan losses.......................          90         123            90            90
                                                                ----------    --------       -------      --------
              Net interest income after provision
                for possible loan losses......................       9,203      10,812        11,298        11,718
                                                                ----------    --------       -------      --------
     Noninterest income:
        Gains on sales of securities..........................          86          88            --            --
        Other.................................................       1,069       1,416         1,169         1,767
                                                                ----------    --------       -------      --------
              Total noninterest income........................       1,155       1,504         1,169         1,767
                                                                ----------    --------       -------      --------
     Noninterest expense......................................       7,506       8,683         8,379         8,262
                                                                ----------    --------       -------      --------
              Income before income tax expense................       2,852       3,633         4,088         5,223
     Income tax expense.......................................       1,221       1,574         1,699         1,832
                                                                ----------    --------       -------      --------
              Net income......................................  $    1,631       2,059         2,389         3,391
                                                                ==========    ========       =======      ========
     Earnings per common share:
        Basic.................................................  $     0.29        0.36          0.42          0.60
        Diluted...............................................        0.28        0.36          0.42          0.60
                                                                ==========    ========       =======      ========



                                                                                1998 Quarter Ended
                                                                 ---------------------------------------------------
                                                                 March 31      June 30   September 30    December 31
                                                                 --------      -------   ------------    -----------
                                                                    (dollars in thousands, except per share data)

     Interest income..........................................  $  12,996       13,401        14,247        13,764
     Interest expense.........................................      5,899        6,035         5,752         5,523
                                                                ---------    ---------       -------      --------
              Net interest income.............................      7,097        7,366         8,495         8,241
     Provision for possible loan losses.......................        300          200           225           175
                                                                ---------    ---------       -------      --------
              Net interest income after provision
                for possible loan losses......................      6,797        7,166         8,270         8,066
                                                                ---------    ---------       -------      --------
     Noninterest income:
        Gains on sales of securities..........................         92            9           240            --
        Other.................................................      1,058          870         1,067         1,039
                                                                ---------    ---------       -------      --------
              Total noninterest income........................      1,150          879         1,307         1,039
                                                                ---------    ---------       -------      --------
     Noninterest expense......................................      6,057        6,341         6,932         7,142
                                                                ---------    ---------       -------      --------
              Income before income tax expense................      1,890        1,704         2,645         1,963
     Income tax expense.......................................        790          683         1,125           994
                                                                ---------    ---------       -------      --------
              Net income......................................  $   1,100        1,021         1,520           969
                                                                =========    =========       =======      ========
     Earnings per common share:
        Basic.................................................  $    0.22         0.20          0.30          0.18
        Diluted...............................................       0.22         0.20          0.30          0.18
                                                                =========    =========       =======      ========


                            FIRST BANKS AMERICA, INC.

                          INDEPENDENT AUDITORS' REPORT







The Board of Directors and Stockholders
First Banks America, Inc.:

         We have audited the accompanying consolidated balance sheets of First Banks America, Inc. and subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Banks America, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999 in conformity with generally accepted accounting principles.


                                                  /s/ KPMG LLP
                                                  ------------



St. Louis, Missouri
March 15, 2000

                            FIRST BANKS AMERICA, INC.

                           CONSOLIDATED BALANCE SHEETS
             (dollars expressed in thousands, except per share data)



                                                                                               December 31,
                                                                                             -----------------
                                                                                             1999         1998
                                                                                             ----         ----

                                      ASSETS
                                      ------

Cash and cash equivalents:
    Cash and due from banks............................................................  $   35,644       34,312
    Interest-bearing deposits with other financial institutions
       with maturities of three months or less.........................................         122        1,001
    Federal funds sold.................................................................       8,800       11,000
                                                                                         ----------    ---------
         Total cash and cash equivalents...............................................      44,566       46,313
                                                                                         ----------    ---------

Investment securities:
    Available for sale, at fair value..................................................      90,658      114,937
    Held to maturity, at amortized cost (fair value of $1,757 and $2,013 at
       December 31, 1999 and 1998, respectively).......................................       1,880        2,026
                                                                                         ----------    ---------
         Total investment securities...................................................      92,538      116,963
                                                                                         ----------    ---------
Loans:
    Commercial and financial...........................................................     216,780      140,151
    Real estate construction and development...........................................     204,832      161,696
    Real estate mortgage...............................................................     272,700      155,443
    Consumer and installment...........................................................      40,514       61,907
                                                                                         ----------    ---------
         Total loans...................................................................     734,826      519,197
    Unearned discount..................................................................      (2,563)      (2,794)
    Allowance for possible loan losses.................................................     (14,611)     (12,127)
                                                                                         ----------    ---------
         Net loans.....................................................................     717,652      504,276
                                                                                         ----------    ---------

Bank premises and equipment, net of accumulated depreciation...........................      13,261       11,542
Intangibles associated with the purchase of subsidiaries...............................      16,579        8,405
Accrued interest receivable............................................................       6,244        4,443
Other real estate .....................................................................          60          161
Deferred tax assets....................................................................      11,125       12,121
Other assets...........................................................................      18,682       15,773
                                                                                         ----------    ---------
         Total assets..................................................................  $  920,707      719,997
                                                                                         ==========    =========


The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST BANKS AMERICA, INC.

             (dollars expressed in thousands, except per share data)



                                                                                               December 31,
                                                                                            ------------------
                                                                                            1999          1998
                                                                                            ----          ----

                                   LIABILITIES
                                   -----------

Deposits:
    Demand:
      Non-interest-bearing ............................................................  $  128,137      105,949
      Interest-bearing.................................................................      74,858       72,662
    Savings............................................................................     242,543      179,152
    Time deposits:
      Time deposits of $100 or more....................................................      94,967       52,132
      Other time deposits..............................................................     239,518      189,252
                                                                                         ----------    ---------
         Total deposits................................................................     780,023      599,147

Short-term borrowings..................................................................      14,940        4,141
Accrued interest payable...............................................................       1,989          538
Deferred tax liabilities...............................................................       2,043        1,722
Accrued expenses and other liabilities.................................................       4,995        4,449
                                                                                         ----------    ---------
         Total liabilities.............................................................     803,990      609,997
                                                                                         ----------    ---------

Guaranteed preferred beneficial interest in First Banks
    America, Inc. subordinated debentures..............................................      44,218       44,155
                                                                                         ----------    ---------

                             STOCKHOLDERS' EQUITY
                             --------------------

Common stock:
    Common stock,  $0.15 par value;  6,666,666 shares
      authorized at December 31, 1999 and 1998;
      3,874,697 shares and 3,872,697 shares issued
      at December 31, 1999 and 1998, respectively......................................         581          581
    Class B common stock, $0.15 par value; 4,000,000
      shares authorized; 2,500,000 shares issued and
      outstanding at December 31, 1999 and 1998........................................         375          375
Capital surplus........................................................................      69,760       68,743
Retained earnings since elimination of accumulated deficit
    of $259,117 effective December 31, 1994............................................      15,163        5,693
Common treasury stock, at cost; 724,396 shares and 651,867
    shares at December 31, 1999 and 1998, respectively.................................     (11,369)     (10,088)
Accumulated other comprehensive income (loss)..........................................      (2,011)         541
                                                                                         ----------    ---------
         Total stockholders' equity....................................................      72,499       65,845
                                                                                         ----------    ---------
         Total liabilities and stockholders' equity....................................  $  920,707      719,997
                                                                                         ==========    =========


                            FIRST BANKS AMERICA, INC.

                        CONSOLIDATED STATEMENTS OF INCOME
             (dollars expressed in thousands, except per share data)



                                                                                       Years ended December 31,
                                                                                  -----------------------------
                                                                                    1999         1998        1997
                                                                                    ----         ----        ----

Interest income:
    Interest and fees on loans..................................................  $ 61,748       45,099      33,393
    Investment securities.......................................................     6,310        8,103       7,870
    Federal funds sold and other................................................       897        1,206       1,254
                                                                                  --------    ---------   ---------
         Total interest income..................................................    68,955       54,408      42,517
                                                                                  --------    ---------   ---------
Interest expense:
    Deposits:
      Interest-bearing demand...................................................     1,168        1,274       1,398
      Savings...................................................................     8,365        6,304       3,747
      Time deposits of $100 or more.............................................     3,513        2,932       2,144
      Other time deposits.......................................................    11,803       11,096       9,427
    Promissory note payable and short-term borrowings...........................       682        1,603       2,439
                                                                                  --------    ---------   ---------
         Total interest expense.................................................    25,531       23,209      19,155
                                                                                  --------    ---------   ---------
         Net interest income....................................................    43,424       31,199      23,362
Provision for possible loan losses..............................................       393          900       2,000
                                                                                  --------    ---------   ---------
         Net interest income after provision
           for possible loan losses.............................................    43,031       30,299      21,362
                                                                                  --------    ---------   ---------
Noninterest income:
    Service charges on deposit accounts and customer service fees...............     3,264        2,935       2,239
    Gains on sales of securities, net...........................................       174          341          76
    Other income................................................................     2,157        1,099         972
                                                                                  --------    ---------   ---------
         Total noninterest income...............................................     5,595        4,375       3,287
                                                                                  --------    ---------   ---------
Noninterest expense:
    Salaries and employee benefits..............................................    10,940        8,203       6,226
    Occupancy, net of rental income.............................................     2,788        2,291       2,166
    Furniture and equipment.....................................................     1,712        1,708       1,149
    Advertising and business development........................................       478          616         234
    Postage, printing and supplies..............................................       818          752         496
    Data processing fees........................................................     3,214        2,042       1,084
    Legal, examination and professional fees....................................     4,576        4,325       3,241
    Communications..............................................................       620          720         673
    (Gain) loss on sales of other real estate, net of expenses..................      (438)          34        (350)
    Amortization of intangibles associated with the purchase of subsidiaries....     1,138          596         220
    Guaranteed preferred debentures.............................................     3,966        1,758          --
    Other.......................................................................     3,018        3,427       2,538
                                                                                  --------    ---------   ---------
         Total noninterest expense..............................................    32,830       26,472      17,677
                                                                                  --------    ---------   ---------
         Income before provision for income tax expense
           and minority interest in income of subsidiary........................    15,796        8,202       6,972
Provision for income tax expense................................................     6,326        3,592       3,145
                                                                                  --------    ---------   ---------
         Income before minority interest in income of subsidiary................     9,470        4,610       3,827
Minority interest in income of subsidiary.......................................        --           --         294
                                                                                  --------    ---------   ---------
         Net income ............................................................  $  9,470        4,610       3,533
                                                                                  ========    =========   =========

Earnings per common share:
    Basic.......................................................................  $   1.66         0.90        0.87
    Diluted.....................................................................      1.66         0.90        0.86
                                                                                  ========    =========   =========
Weighted average common stock outstanding (in thousands)........................     5,704        5,140       4,069
                                                                                  ========    =========   =========

The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST BANKS AMERICA, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            AND COMPREHENSIVE INCOME
                      Three years ended December 31, 1999
             (dollars expressed in thousands, except per share data)

                                                                                                              Accu-
                                                                                                             mulated
                                                                                                              other
                                                                                                             compre-    Total
                                                   Class B               Compre-   Retained     Common       hensive   stock-
                                         Common    common    Capital     hensive   earnings    treasury      income   holders'
                                          stock     stock    surplus     income    (deficit)     stock       (loss)    equity
                                          -----     -----    -------     ------    ---------     -----       ------    ------

Consolidated balances, January 1, 1997..  $ 282     375     42,862                 (2,450)     (2,838)          (36)   38,195
Year ended December 31, 1997:
   Comprehensive income:
    Net income..........................     --      --         --       3,533      3,533          --            --     3,533
    Other comprehensive income,
     net of tax- unrealized gains
     on securities, net of
     reclassification adjustment(1).....     --      --         --         368         --          --           368       368
                                                                         -----
   Comprehensive income.................                                 3,901
                                                                         =====
   Issuance of common stock for
      purchase accounting
      acquisition of Surety Bank........     40      --      4,723                     --          --            --     4,763
   Exercise of stock options............     --      --         15                     --          --            --        15
   Redemption of stock options..........     --      --       (290)                    --          --            --      (290)
   Compensation paid in stock...........     --      --         13                     --          --            --        13
   Repurchases of common stock..........     --      --         --                     --      (1,512)           --    (1,512)
   Pre-merger transactions of FCB.......     --      --          6                     --          --            --         6
                                          -----     ---      -----                 ------      ------        ------    ------
Consolidated balances,
   December 31, 1997....................    322     375     47,329                  1,083      (4,350)          332     45,091
Year ended December 31, 1998:
   Comprehensive income:
    Net income..........................     --      --         --       4,610      4,610          --            --     4,610
    Other comprehensive income,
     net of tax-unrealized gains
     on securities, net of
     reclassification adjustment(1).....     --      --         --         209         --          --           209       209
                                                                         -----
    Comprehensive income................                                 4,819
                                                                         =====
   Issuance of common stock for
     purchase accounting
     acquisition of FCB.................     43      --      2,965                     --          --            --     3,008
   Exercise of stock options............     --      --         13                     --          --            --        13
   Redemption of stock options..........     --      --        (48)                    --          --            --       (48)
   Compensation paid in stock...........     --      --         27                     --          --            --        27
   Conversion of promissory
     note payable.......................    121      --      9,879                     --          --            --    10,000
   Conversion of 12% convertible
      debentures........................     95      --      8,578                     --          --            --     8,673
   Repurchases of common stock..........     --      --         --                     --      (5,738)           --    (5,738)
                                          -----     ---      -----                 ------      ------        ------    ------
Consolidated balances,
    December 31, 1998...................    581     375     68,743                  5,693     (10,088)          541    65,845
Year ended December 31, 1999:
   Comprehensive income:
    Net income..........................     --      --         --       9,470      9,470          --            --     9,470
    Other comprehensive income, net
      of tax-unrealized losses on
      securities, net of
      reclassification adjustment(1)....     --      --         --      (2,552)        --          --        (2,552)   (2,552)
                                                                         -----
   Comprehensive income.................                                 6,918
                                                                         =====
   Reduction of deferred tax asset
      valuation allowance...............     --      --        981                     --          --            --       981
   Compensation paid in stock...........     --      --         36                     --          --            --        36
   Repurchases of common stock..........     --      --         --                     --      (1,281)           --    (1,281)
                                          -----     ---      -----                 ------      ------        ------    ------
Consolidated balances,
   December 31, 1999....................  $ 581     375     69,760                 15,163     (11,369)       (2,011)   72,499
                                          =====     ===     ======                 ======      ======        ======    ======

--------------------------------
(1)      Disclosure of reclassification adjustment:

                                                                                           Three years ended December 31,
                                                                                           ------------------------------
                                                                                             1999       1998       1997
                                                                                             ----       ----       ----

    Unrealized (losses) gains arising during the period.................................    $(2,439)     431        417
    Less reclassification adjustment for gains included in net income...................        113      222         49
                                                                                            -------     ----       ----
    Unrealized (losses) gains on investment securities..................................    $(2,552)     209        368
                                                                                            =======     ====       ====

The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST BANKS AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (dollars expressed in thousands)

                                                                                      Years ended December 31,
                                                                                   --------------------------------
                                                                                   1999           1998         1997
                                                                                   ----           ----         ----
Cash flows from operating activities:
  Net income.....................................................................  $  9,470         4,610        3,533
  Adjustments to reconcile net income to cash provided by operating activities:
    Depreciation, amortization and accretion, net................................     1,936         1,658        1,169
    Provision for possible loan losses...........................................       393           900        2,000
    Provision for income tax expense.............................................     6,326         3,592        3,145
    Payments of income taxes.....................................................    (1,102)         (797)      (1,943)
    Gains on sales of securities, net............................................      (174)         (341)         (76)
    (Increase) decrease in accrued interest receivable...........................      (853)          456       (1,274)
    Interest accrued on liabilities..............................................    25,532        23,228       19,155
    Payments of interest on liabilities..........................................   (25,028)      (24,594)     (16,972)
    Other operating activities, net..............................................    (3,717)        1,181          (29)
                                                                                   --------     ---------    ---------
              Net cash provided by operating activities..........................    12,783         9,893        8,708
                                                                                   --------     ---------    ---------
Cash flows from investing activities:
    Cash (paid) received for acquired entities, net of
      cash and cash equivalents received (paid)..................................   (17,244)        3,241        3,072
    Proceeds from sales of investment securities.................................    30,260        27,211       11,073
    Maturities of investment securities available for sale.......................   110,869        64,934       91,362
    Maturities of investment securities held to maturity.........................       143            --           --
    Purchases of investment securities available for sale........................   (88,536)      (57,830)    (112,730)
    Purchases of investment securities held to maturity..........................        --        (2,033)          --
    Net increase in loans........................................................   (77,922)      (59,478)     (44,872)
    Recoveries of loans previously charged-off...................................     2,037         2,470        2,288
    Purchases of bank premises and equipment.....................................    (1,819)       (1,768)        (822)
    Proceeds from sales of other real estate....................................        866         1,441        1,500
    Other investing activities, net..............................................      (635)      (14,465)        (259)
                                                                                   --------     ---------    ---------
              Net cash used in investing activities..............................   (41,981)      (36,277)     (49,388)
                                                                                   --------     ---------    ---------
Cash flows from financing activities:
    Other (decreases) increases in deposits:
      Demand and savings deposits................................................    (9,757)       22,983       34,675
      Time deposits..............................................................    27,689       (15,524)      (1,540)
    Increase in federal funds purchased and other short-term borrowings..........    11,000            --           --
    Decrease in Federal Home Loan Bank advances..................................        --          (585)      (1,122)
    (Decrease) increase in securities sold under agreements to repurchase........      (200)        1,039        1,836
    (Decrease) increase in promissory note payable...............................        --        (4,900)         900
    Decrease in payable to former shareholders of Surety Bank....................        --        (3,829)          --
    Proceeds from issuance of guaranteed preferred subordinated debenture........        --        44,124           --
    Repurchases of common stock for treasury.....................................    (1,281)       (5,738)      (1,512)
    Redemption of stock options..................................................        --           (48)        (290)
    Exercise of stock options....................................................        --            13           15
    Pre-merger transactions of FCB...............................................        --            --            6
                                                                                   --------     ---------    ---------
              Net cash provided by financing activities..........................    27,451        37,535       32,968
                                                                                   --------     ---------    ---------
              Net (decrease) increase in cash and cash equivalents...............    (1,747)       11,151       (7,712)
Cash and cash equivalents, beginning of year.....................................    46,313        35,162       42,874
                                                                                   --------     ---------    ---------
Cash and cash equivalents, end of year...........................................  $ 44,566        46,313       35,162
                                                                                   ========     =========    =========

Noncash investing and financing activities:
    Loans transferred to other real estate.......................................  $   167           680          585
    Reduction of deferred tax valuation reserve..................................      981            --           --
    Compensation paid in stock...................................................       36            27           13
    Issuance of common stock in purchase accounting acquisition..................       --         3,008        4,763
    Conversion of promissory note payable to common stock........................       --        10,000           --
    Conversion of 12% convertible debentures and accrued interest payable
      to common stock, net of unamortized deferred acquisition costs.............       --         8,673           --
                                                                                  ========     =========    =========

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

         Restatement. Effective February 2, 1998, FBA completed its acquisition of First Commercial Bancorp, Inc. (FCB) and FCB's wholly owned subsidiary, First Commercial Bank (First Commercial), in a transaction accounted for as a combination of entities under common control. First Banks, Inc., St. Louis, Missouri (First Banks), owned a majority interest in both FBA and FCB.
         The consolidated financial statements give retroactive effect to the transaction and, as a result, the consolidated balance sheets, statements of income and statements of cash flows are presented as if the combining entities had been consolidated for all periods presented that are subsequent to First Banks' acquisition of FCB on August 23, 1995. The consolidated statements of changes in stockholders' equity and comprehensive income reflect the accounts of FBA as if the common stock issued to First Banks in exchange for its majority interest in FCB had been outstanding for all periods subsequent to August 23, 1995. First Banks' ownership interest in FCB was approximately 96.1% from August 23, 1995 to May 1996 and 61.5% from June 1996 to February 2, 1998. The remaining interest in FCB acquired by FBA is reflected in the consolidated financial statements as minority interest for the period from August 23, 1995 to February 2, 1998.

         Principles of Consolidation. The consolidated financial statements include the accounts of the parent company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 1998 and 1997 amounts have been made to conform with the 1999 presentation.
         FBA is majority owned by First Banks. Accordingly, First Banks has effective control over the management and policies of FBA and the election of its directors. On February 17, 1999, First Banks completed its purchase of 314,848 shares of common stock pursuant to a tender offer which commenced on January 4, 1999. The tender offer increased First Banks' ownership interest in FBA to 82.34% of the outstanding voting stock of FBA from 76.84% at December 31, 1998. First Banks' ownership interest in FBA at December 31, 1999 was 83.37%.
         FBA operates through three wholly owned banking subsidiaries, First Bank Texas N.A., headquartered in Houston, Texas (FB Texas), First Bank of California, headquartered in Roseville, California (FB California) and Redwood Bank, headquartered in San Francisco, California (Redwood Bank), collectively referred to as the Subsidiary Banks.

         Cash and Cash Equivalents. Cash, due from banks, federal funds sold, and interest-bearing deposits with maturities of three months or less are considered to be cash and cash equivalents for purposes of the consolidated statements of cash flows.
         The Subsidiary Banks are required to maintain certain daily reserve balances in accordance with regulatory requirements. These reserve balances maintained in accordance with such requirements were $4.0 million and $9.1 million at December 31, 1999 and 1998, respectively.

         Investment Securities. The classification of investment securities as available for sale or held to maturity is determined at the date of purchase. FBA does not engage in the trading of investment securities.
         Investment securities designated as available for sale are those debt and equity securities for which FBA has no immediate plan to sell, but which may be sold in the future if circumstances warrant. Available-for-sale securities are stated at current fair value. Realized gains and losses are included in noninterest income upon commitment to sell, based on the amortized cost of the individual security sold. Unrealized gains and losses are recorded, net of related income tax effects, in accumulated other comprehensive income. All previous fair value adjustments included in accumulated other comprehensive income are reversed upon sale.

         Investment securities designated as held to maturity are those debt securities that FBA has the positive intent and ability to hold until maturity. Held-to-maturity securities are stated at amortized cost, in which the amortization of premiums and accretion of discounts are recognized over the contractual maturities or estimated lives of the individual securities, adjusted for anticipated prepayments, using the level-yield method.

         Loans. Loans are carried at cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Interest and fees on loans are recognized as income using the interest method. Loan origination fees are deferred and accreted over the estimated life of the loans using the interest method. Loans are stated at cost as FBA has the ability and it is management's intention to hold them to maturity.
         The accrual of interest on loans is discontinued when it appears that interest or principal may not be paid in a timely manner in the normal course of business. Generally, payments received on nonaccrual and impaired loans are recorded as principal reductions. Interest income is recognized after all principal has been repaid or an improvement in the condition of the loan has occurred which would warrant resumption of interest accruals.
         A loan is considered impaired when it is probable that FBA will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. When measuring impairment, the expected future cash flows of an impaired loan are discounted at the loan's effective interest rate. Alternatively, impairment is measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Regardless of the historical measurement method used, FBA measures impairment based on the fair value of the collateral when foreclosure is probable. Additionally, impairment of a restructured loan is measured by discounting the total expected future cash flows at the loan's effective rate of interest as stated in the original loan agreement. FBA uses its existing nonaccrual methods for recognizing interest income on impaired loans.

         Allowance for Possible Loan Losses. The allowance for possible loan losses is maintained at a level considered adequate to provide for probable losses. The provision for possible loan losses is based on a periodic analysis of the loans by management, considering, among other factors, current economic conditions, loan portfolio composition, past loan loss experience, independent appraisals, loan collateral and payment experience. In addition to the allowance for estimated losses on impaired loans, an overall unallocated allowance is established to provide for unidentified credit losses which are inherent in the portfolio. As adjustments become necessary, they are reflected in the results of operations in the periods in which they become known.

         Bank Premises and Equipment. Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed primarily using the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements is calculated using the straight-line method over the shorter of the useful life of the improvement or term of the lease. Bank premises and improvements are depreciated over five to 40 years and equipment over three to seven years.

         Intangibles Associated With the Purchase of Subsidiaries. Intangibles associated with the purchase of subsidiaries include excess of cost over net assets acquired. The excess of cost over net assets acquired of purchased subsidiaries is amortized using the straight-line method over the estimated periods to be benefited, which has been estimated at 15 years.

         Other Real Estate. Other real estate, consisting of real estate acquired through foreclosure or deed in lieu of foreclosure, is stated at the lower of cost or fair value less applicable selling costs. The excess of cost over fair value of the property at the date of acquisition is charged to the allowance for possible loan losses. Subsequent reductions in carrying value, to reflect current fair value or costs incurred in maintaining the properties, are charged to expense as incurred.

         Income Taxes. FBA and its subsidiaries filed a consolidated federal income tax return through February 19, 1999. Each subsidiary paid its allocation of federal income taxes to FBA, or received payment from FBA to the extent tax benefits were realized. Subsequent to February 19, 1999, FBA and its subsidiaries join in filing a consolidated federal and Missouri income tax return with First Banks, as First Banks' ownership of FBA exceeded 80%. FBA and its subsidiaries pay their allocation of federal income taxes to First Banks, or receive payment from First Banks to the extent tax benefits are realized. FBA and its subsidiaries join in filing Illinois and California unitary income tax returns with First Banks, as First Bank's ownership of FBA is greater than 50%. Separate state franchise tax returns are filed in Texas and Delaware for the appropriate entities.

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

         Interest Rate Swap and Cap Agreements. Interest rate swap and cap agreements are accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest income or interest expense of the related asset or liability. Premiums and fees paid upon the purchase of interest rate swap and cap agreements are amortized over the life of the agreements using the interest method. In the event of early termination of these derivative financial instruments, the net proceeds received or paid are deferred and amortized over the shorter of the remaining contract life of the derivative financial instrument or the maturity of the related asset or liability. If, however, the amount of the underlying asset or liability is repaid, then the gains or losses on the agreements are recognized immediately in the consolidated statements of income. The unamortized premiums and fees paid are included in other assets in the accompanying consolidated balance sheets.

         Earnings Per Common Share. Basic earnings per common share (EPS) is computed by dividing the income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the year. The computation of diluted EPS is similar except the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back (a) any convertible preferred dividends and
(b) the after-tax amount of interest recognized in the period associated with any convertible debt.

(2)      ACQUISITIONS

         On December 1, 1997, FBA completed its acquisition of Surety Bank, Vallejo, California, in exchange for 264,622 shares of FBA common stock and cash of $3.8 million. The cash portion of this transaction, which was paid to the former shareholders of Surety Bank in January 1998, was funded by an advance under the Note Payable. At the time of the transaction, Surety Bank had $72.8 million in total assets, $14.9 million in cash and cash equivalents and investment securities, $54.4 million in total loans, net of unearned discount, and $67.5 million in total deposits. Surety Bank was merged into FB California. The excess of the cost over the fair value of the net assets acquired was $2.8 million and is being amortized over 15 years.
         On February 2, 1998, FBA completed its acquisition of Pacific Bay Bank, San Pablo, California, in exchange for cash of $4.2 million. This transaction was funded from an advance under FBA's $20.0 million revolving note payable from First Banks (Note Payable). At the time of the transaction, Pacific Bay Bank had $38.3 million in total assets, $7.4 million in cash and cash equivalents, $29.7 million in total loans, net of unearned discount, and $35.2 million in total deposits. The excess of the cost over the fair value of the net assets acquired was $1.5 million and is being amortized over 15 years.
         On February 2, 1998, FBA and FCB were merged. Under the terms of the Agreement and Plan of Merger (Agreement), FCB was merged into FBA, and FCB's wholly owned subsidiary, First Commercial, was merged into FB California. The FCB shareholders received .8888 shares of FBA common stock for each share of FCB common stock they held. In total, FCB shareholders received approximately 751,728 shares of FBA common stock. The transaction also provided for First Banks to receive 804,000 shares of FBA common stock in exchange for $10.0 million of the Note Payable. In addition, FCB's 12% convertible debentures of $6.5 million, which were owned by First Banks, were exchanged for a similar convertible debenture of FBA. FCB had six banking offices located in Sacramento, Roseville (2), San Francisco, Concord and Campbell, California. At February 2, 1998, FCB had total assets of $192.5 million, $64.4 million in investment securities, $118.9 million in total loans, net of unearned discount, and $173.1 million in total deposits.
         First Banks owned a majority interest in both FBA and FCB. Consistent with the accounting treatment for a combination of entities under common control, the merger was accounted for by FBA as follows:

>> First Banks' interest in FCB was accounted for by FBA at First Banks' historical cost. First Banks' historical cost basis in FCB was determined under the purchase method of accounting, effective upon First Banks' acquisition of First Commercial on August 23, 1995. Accordingly, the consolidated financial statements of First Banks include the financial position and results of operations for the periods subsequent to the acquisition date, and the assets acquired and liabilities assumed were recorded at fair value at the acquisition date.

>> Effective with the merger, because the two entities were under the common control of First Banks, the consolidated financial statements of FBA were restated to reflect First Banks' interest in the financial condition and results of operations of FCB for the periods subsequent to August 23, 1995.

>> The amount attributable to the interest of the minority shareholders in the fair value of the net assets of FCB was accounted for by FBA under the purchase method of accounting. Accordingly, such amount was reflected by FBA at fair value, as determined by the market value of FBA's common stock exchanged for the minority interest pursuant to the Agreement.

         On March 4, 1999, FBA completed its acquisition of Redwood Bancorp (Redwood) and its wholly owned subsidiary, Redwood Bank, in exchange for $26.0 million in cash. The acquisition was funded from available proceeds from the sale of the 8.50% Cumulative Trust Preferred Securities (Preferred Securities) completed in July 1998. Redwood Bank is headquartered in San Francisco, California and operates four banking locations in the San Francisco Bay area. Redwood Bank had $183.9 million in total assets, $134.4 million in loans, net of unearned discount, $34.4 in investment securities and $162.9 million in deposits at the acquisition date. The excess of the cost over the fair value of the net assets acquired was $9.5 million and is being amortized over 15 years.
         The acquisitions of Surety Bank, Pacific Bay Bank and Redwood were accounted for using the purchase method of accounting and, accordingly, the consolidated financial statements include the financial position and results of operations for the period subsequent to the respective acquisition dates, and the assets acquired and liabilities assumed were recorded at fair value at the acquisition dates.
         The following information presents unaudited pro forma condensed results of operations of FBA, combined with the acquisition of Redwood, as if FBA had completed the transaction on January 1, 1998.

                                                                                       Years ended December 31,
                                                                                       ------------------------
                                                                                        1999               1998
                                                                                        ----               ----
                                                                                   (dollars expressed in thousands,
                                                                                        except per share data)

             Net interest income..................................................   $   44,761           37,856
             Provision for possible loan losses...................................          603              900
             Net income ..........................................................        9,482            5,354
                                                                                     ==========          =======

             Weighted average shares of common stock outstanding (in thousands)...        5,704            5,140
                                                                                     ==========          =======

             Earnings per common share:
                Basic.............................................................   $     1.66             1.04
                Diluted...........................................................         1.66             1.04
                                                                                     ==========           ======

         The unaudited pro forma condensed results of operations reflect the application of the purchase method of accounting and certain other assumptions. Purchase accounting adjustments have been applied to investment securities, bank premises and equipment, deferred tax assets and liabilities and excess cost to reflect the assets acquired and liabilities assumed at fair value. The resulting premiums and discounts are amortized or accreted to income consistent with the accounting policies of FBA. The unaudited pro forma condensed results of operations do not reflect the acquisition of Pacific Bay Bank as this acquisition did not have a material impact on FBA's results of operations for the periods presented.
         On February 29, 2000, FBA completed its acquisition of Lippo Bank, San Francisco, California, in exchange for $17.2 million in cash. Lippo Bank operates three banking locations in San Francisco, San Jose and Los Angeles, California. The acquisition was funded from available cash of $9.2 million and from an advance of $8.0 million under the Note Payable. At the time of the transaction, Lippo Bank had $85.3 million in total assets, $40.9 million in loans, net of unearned discount, $37.4 million in investment securities and $76.4 million in total deposits. This transaction was accounted for using the purchase method of accounting. The excess of the cost over the fair value of the net assets acquired was approximately $4.0 million and is being amortized over 15 years. Lippo Bank will be merged into FB California.

 (3)     INVESTMENTS IN DEBT AND EQUITY SECURITIES

         Securities   Available  for  Sale.  The  amortized  cost,   contractual
maturity, gross unrealized gains and losses and fair value of investment securities available for sale at December 31, 1999 and 1998 were as follows:

                                                        Maturity                       Total
                                          ---------------------------------------
                                                                            After      amor-          Gross               Weighted
                                          1 Year         1-5       5-10      10        tized       unrealized      Fair    average
                                                                                                 -------------
                                          or less       years      years    years      cost      Gains   Losses    value    yield
                                          -------       -----      -----    -----      ----      -----   ------    -----    -----
                                                                    (dollars expressed in thousands)

 December 31, 1999:
    Carrying value:
       U.S. Treasury..................  $   6,009         103        --         --      6,112      11       (3)    6,120    6.06%
       U.S. Government agencies
          and corporations:
              Mortgage-backed.........      4,614          --     4,648     12,357     21,619       3     (422)   21,200    6.34
              Other...................     37,414          --        --     20,765     58,179       4   (2,225)   55,958    6.05
       Equity investments in other
          financial institutions......      4,249          --        --         --      4,249      --     (434)    3,815    7.57
       Federal Home Loan Bank and
          Federal Reserve Bank stock
          (no stated maturity)........      3,565          --        --         --      3,565      --       --     3,565    5.69
                                        ---------    --------   -------    -------    -------   -----   ------   -------
                   Total..............  $  55,851         103     4,648     33,122     93,724      18   (3,084)   90,658    6.17
                                        =========    ========   =======    =======    =======   =====   ======   =======    ====

    Market value:
       Debt securities................  $  47,966         102     4,566     30,644
       Equity securities..............      7,380          --        --         --
                                        ---------    --------   -------    -------
                   Total..............  $  55,346         102     4,566     30,644
                                        =========    ========   =======    =======

    Weighted average yield............       5.88%       5.89%     6.29%      6.62%
                                        =========    ========   =======    =======

 December 31, 1998:
    Carrying value:
       U.S. Treasury..................  $  31,030      15,137        --         --     46,167     483       --    46,650    6.03%
       U.S. Government agencies
          and corporations:
              Mortgage-backed.........      2,199       7,202     6,728     15,683     31,812     199      (23)   31,988    6.19
              Other...................      4,503      16,529     4,995      3,490     29,517     175       --    29,692    5.98
       Equity investments in other
          financial institutions......      3,600          --        --         --      3,600      --       --     3,600    8.04
       Federal Home Loan Bank and
          Federal Reserve Bank stock
          (no stated maturity)........      3,007          --        --         --      3,007      --       --     3,007    6.36
                                        ---------    --------   -------    -------    -------   -----   ------   -------
                   Total..............  $  44,339      38,868    11,723     19,173    114,103     857      (23)  114,937    6.13
                                        =========    ========   =======    =======    =======   =====   ======   =======    ====

    Market value:
       Debt securities................  $  37,980      39,323    11,768     19,259
       Equity securities..............      6,607          --        --         --
                                        ---------    --------   -------    -------
                   Total..............  $  44,587      39,323    11,768     19,259
                                        =========    ========   =======    =======

    Weighted average yield............       6.20%       5.77%     6.52%      6.49%
                                        =========    ========   =======    =======

         Securities Held to Maturity. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities held to maturity at December 31, 1999 and 1998 were as follows:

                                                        Maturity                       Total
                                          ---------------------------------------
                                                                            After      amor-          Gross               Weighted
                                          1 Year         1-5       5-10      10        tized       unrealized      Fair    average
                                                                                                 -------------
                                          or less       years      years    years      cost      Gains   Losses    value    yield
                                          -------       -----      -----    -----      ----      -----   ------    -----    -----
                                                                      (dollars expressed in thousands)

 December 31, 1999:
    Carrying value:
       U.S. Government agencies
          and corporations:
              Mortgage-backed.........  $      --          --        --      1,880      1,880      --     (123)    1,757    6.26%
                                        =========    ========   =======    =======    =======   =====    =====    ======    ====
    Market value:
       Debt securities................  $      --          --        --      1,757
                                        =========     =======   =======    =======

    Weighted average yield............         --%        --%       --%       6.26%
                                        =========    =======    ======     =======

 December 31, 1999:
    Carrying value:
       U.S. Government agencies
          and corporations:
              Mortgage-backed.........  $      --          --        --      2,026      2,026      --      (13)    2,013    6.41%
                                        =========    ========   =======    =======    =======   =====    =====    ======    ====
    Market value:
       Debt securities...............   $      --          --        --      2,013
                                        =========    ========   =======    =======

    Weighted average yield............         --%        --%       --%       6.41%
                                        =========    =======    ======     ========

         Proceeds from sales of available-for-sale investment securities were $30.3 million, $27.2 million and $11.1 million for the years ended December 31, 1999, 1998 and 1997, respectively. Gross gains of $174,000, $341,000 and $76,000 were realized on those sales for the years ended December 31, 1999, 1998 and 1997, respectively. No losses were realized on those sales for the years ended December 31, 1999, 1998 and 1997.
         Certain of the Subsidiary Banks maintain investments in the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank (FRB). These investments are recorded at cost, which represents redemption value. The investment in FHLB stock is maintained at a minimum amount equal to the greater of 1% of the aggregate outstanding balance of loans secured by residential real estate, or 5% of advances from the FHLB. FB California and FB Texas are members of the FHLB system. The investment in FRB stock is maintained at a minimum of 6% of the Subsidiary Banks' capital stock and capital surplus. FB Texas is a member of the FRB system.
         Investment securities with a carrying value of approximately $38.1 million and $25.4 million at December 31, 1999 and 1998, respectively, were pledged in connection with deposits of public and trust funds, securities sold under agreements to repurchase and for other purposes as required by law.

(4)      LOANS AND ALLOWANCE FOR POSSIBLE LOAN LOSSES

         Changes in the allowance for possible loan losses for the years ended December 31 were as follows:

                                                                                   1999          1998        1997
                                                                                   ----          ----        ----
                                                                                   (dollars expressed in thousands)

                Balance, January 1...........................................    $12,127         11,407      10,744
                Acquired allowance for possible loan losses..................      1,466            885          30
                                                                                 -------        -------     -------
                                                                                  13,593         12,292      10,774
                                                                                 -------        -------     -------
                Loans charged-off............................................     (1,412)        (3,535)     (3,655)
                Recoveries of loans previously charged-off...................      2,037          2,470       2,288
                                                                                 -------        -------     -------
                    Net loan recoveries (charge-offs)........................        625         (1,065)     (1,367)
                                                                                 -------        -------     -------
                Provision charged to operations..............................        393            900       2,000
                                                                                 -------        -------     -------
                Balance, December 31.........................................    $14,611         12,127      11,407
                                                                                 =======        =======     =======

         At December 31, 1999 and 1998, FBA had $3.3 million and $8.6 million, respectively, of loans on nonaccrual status. Interest on nonaccrual loans which would have been recorded under the original terms of the loans was $747,000, $802,000 and $385,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Of these amounts, $508,000, $173,000 and $297,000 was actually recorded as interest income on such loans in 1999, 1998 and 1997, respectively.
         At December 31, 1999 and 1998, FBA had $3.5 million and $9.0 million of impaired loans, respectively, consisting of $3.3 million and $8.6 million of loans on nonaccrual status and $229,000 and $400,000 of consumer installment loans 60 days or more past due, respectively. There were no specific reserves at December 31, 1999 and 1998 relating to impaired loans. The allowance for possible loan losses includes $954,000 and $2.3 million related to impaired loans at December 31, 1999 and 1998, respectively. The average recorded investment in impaired loans was $5.9 million, $6.6 million and $3.7 million for the years ended December 31, 1999, 1998 and 1997, respectively. The amount of interest income recognized using a cash basis method of accounting during the time those loans were impaired was $375,000, $173,000 and $297,000 in 1999, 1998 and 1997, respectively.
         FBA's primary market areas are northern California and Houston, Dallas, Irving and McKinney, Texas. At December 31, 1999 and 1998, approximately 62.1% and 54.8% of the total loan portfolio and 63.1% and 60.6% of the commercial and financial loan portfolio, respectively, were to borrowers within these regions.
         Real estate lending constituted the only other significant concentration of credit risk. Real estate loans comprised approximately 65.2% and 61.4% of the loan portfolio at December 31, 1999 and 1998, respectively.
         FBA is, in general, a secured lender. At December 31, 1999 and 1998, approximately 97.8% and 97.7%, respectively, of the loan portfolio was secured. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction.

(5)      BANK PREMISES AND EQUIPMENT

         Bank premises and equipment were comprised of the following at December 31:

                                                                                        1999      1998
                                                                                        ----      ----
                                                                                (dollars expressed in thousands)

                  Land.............................................................  $  4,343      4,114
                  Buildings and improvements.......................................     9,714      6,324
                  Furniture, fixtures and equipment................................     6,881      4,457
                  Construction in progress.........................................       116        480
                                                                                     --------    -------
                      Total........................................................    21,054     15,375
                  Less accumulated depreciation ...................................     7,793      3,833
                                                                                     --------    -------
                      Bank premises and equipment, net.............................  $ 13,261     11,542
                                                                                     ========    =======

          Depreciation expense for the years ended December 31, 1999, 1998 and 1997 totaled $1.3 million, $1.1 million and $851,000, respectively.
          FBA leases land, office properties and some items of equipment under operating leases. Certain of the leases contain renewal options and escalation clauses. Total rent expense was $1.5 million, $1.1 million and $1.0 million for the years ended December 31, 1999, 1998 and 1997, respectively. Future minimum lease payments under noncancellable operating leases extend through 2019 as follows:

                                                                       (dollars expressed in thousands)
                     Year ending December 31:
                         2000.....................................................   $  1,532
                         2001.....................................................      1,237
                         2002.....................................................      1,062
                         2003.....................................................        980
                         2004.....................................................        438
                         Thereafter...............................................      2,841
                                                                                     --------
                                   Total future minimum lease payments............   $  8,090
                                                                                     ========

         FBA leases to unrelated parties a portion of its owned banking facilities. Total rental income was $905,000, $956,000 and $762,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

 (6)     PROMISSORY NOTE PAYABLE

         FBA has a $20.0 million revolving Note Payable to First Banks. The borrowings under the Note Payable bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. The outstanding principal and accrued interest under the Note Payable is due and payable on October 31, 2001. In July 1998, FBA repaid all outstanding borrowings under the Note Payable and has not utilized the Note Payable since that time. The interest expense under the Note Payable was $599,000 and $1.2 million for the years ended December 31, 1998 and 1997, respectively.
         As more fully discussed in Note 2 to the consolidated financial statements, FBA exchanged 804,000 shares of common stock for $10.0 million of principal outstanding under the Note Payable. The remaining principal and accrued interest under the Note Payable was repaid in full from the proceeds of the Preferred Securities.
         The average balance and maximum balance outstanding during the years ended December 31 were as follows:

                                                       1999          1998
                                                       ----          ----
                                                (dollars expressed in thousands)

      Average balance.............................  $     --         7,770
      Maximum month-end balance ..................        --        17,964
                                                    ========        ======

         The average rates paid on notes payable outstanding during the years ended December 31, 1998 and 1997 were 7.7% and 8.2%, respectively.

(7)      12% CONVERTIBLE DEBENTURE

         As more fully described in Note 2 to the consolidated financial statements, FBA issued to First Banks a $6.5 million 12% convertible debenture in exchange for similar convertible debentures of FCB. The principal and any accrued but unpaid interest thereon was convertible at any time prior to maturity, at the option of First Banks, into FBA common stock at $14.06 per share. On December 4, 1998, First Banks elected to convert the $6.5 million principal and $2.4 million accrued and unpaid interest into 629,557 shares of FBA common stock. The interest expense under the convertible debenture was $724,000 and $791,000 for the years ended December 31, 1998 and 1997, respectively.

(8) GUARANTEED PREFERRED BENEFICIAL INTEREST IN FIRST BANKS AMERICA, INC. SUBORDINATED DEBENTURE

         On July 21, 1998, First America Capital Trust (FACT), a newly formed Delaware business trust subsidiary of FBA, issued 1.84 million shares of 8.50% Cumulative Trust Preferred Securities at $25 per share in an underwritten public offering, and issued 56,908 shares of common securities to FBA at $25 per share. FBA owns all of FACT's common securities. The gross proceeds of the offering were used by FACT to purchase $47.4 million of 8.50% Subordinated Debentures (Subordinated Debentures) from FBA, maturing on June 30, 2028. The maturity date may be shortened to a date not earlier than June 30, 2003 or extended to a date not later than June 30, 2037 if certain conditions are met. The Subordinated Debentures are the sole asset of FACT. In connection with the issuance of the FACT Preferred Securities, FBA made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by FBA of the obligations of FACT under the FACT Preferred Securities. FBA's proceeds from the issuance of the Subordinated Debentures to FACT, net of underwriting fees and offering expenses, were $44.0 million. Distributions payable on the FACT Preferred Securities were $4.0 million and $1.8 million for the years ended December 31, 1999 and 1998, respectively, and are included in noninterest expense in the consolidated financial statements.

(9)      INCOME TAXES

         Income tax expense attributable to income from continuing operations for the years ended December 31 consists of:

                                                                           1999         1998          1997
                                                                           ----         ----          ----
                                                                          (dollars expressed in thousands)

         Current income tax expense:
              Federal................................................    $    63          315          947
              State..................................................        920          501          383
                                                                         -------       ------       ------
                                                                             983          816        1,330
                                                                         -------       ------       ------
         Deferred income tax expense:
              Federal................................................      5,218        2,630        1,356
              State..................................................        125          114           55
                                                                         -------       ------       ------
                                                                           5,343        2,744        1,411
                                                                         -------       ------       ------
         Change in valuation allowance...............................         --           32          404
                                                                         -------       ------       ------
                 Total...............................................    $ 6,326        3,592        3,145
                                                                         =======       ======       ======

         The effective rates of federal income taxes for the years ended December 31 differ from statutory rates of taxation as follows:

                                                    1999                      1998                      1997
                                            -------------------      --------------------         ----------
                                             Amount     Percent      Amount        Percent        Amount    Percent
                                             ------     -------      ------        -------        ------    -------
                                                                (dollars expressed in thousands)

         Income before provision for
              income tax expense..........  $ 15,796                 $8,202                       $ 6,972
                                            ========                 ======                       =======
         Tax expense at federal
              income tax rate.............  $  5,529     35.0%        2,871         35.0%           2,440    35.0%
         Effects of differences in tax
              reporting:
           Change in the deferred tax
              valuation allowance.........        --      --             32          0.4              404     5.8
           State income taxes.............       679      4.3           400          4.9              285     4.1
           Amortization of intangibles
              associated with the purchase
              of subsidiaries.............       398      2.5           209          2.5               77     1.1
           Other..........................      (280)    (1.8)           80          1.0              (61)   (0.9)
                                            --------   ------        ------        -----          -------   -----
              Income tax expense
                at effective rate.........  $  6,326     40.0%       $3,592         43.8%         $ 3,145    45.1%
                                            ========   ======        ======        =====          =======   =====

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                                               December 31,
                                                                                             1999           1998
                                                                                             ----           ----
                                                                                       (dollars expressed in thousands)

       Deferred tax assets:
          Net operating loss carryforwards.............................................   $  7,179        10,664
          Allowance for possible loan losses...........................................      5,528         4,323
          Quasi-reorganization adjustment of bank premises.............................      1,276         1,327
          Alternative minimum tax credit...............................................      1,115           876
          Net fair value adjustment for securities available for sale..................      1,073            --
          Other real estate............................................................         --           599
          Other........................................................................        329         1,404
                                                                                          --------       -------
                Gross deferred tax assets..............................................     16,500        19,193
          Valuation allowance..........................................................     (5,375)       (7,072)
                                                                                          --------       -------
                Deferred tax assets, net of valuation allowance........................     11,125        12,121
                                                                                          --------       -------
       Deferred tax liabilities:
          Depreciation on bank premises and equipment..................................      1,479         1,145
          FHLB stock dividends.........................................................        249           203
          Other .......................................................................        315           374
                                                                                          --------       -------
                Deferred tax liabilities...............................................      2,043         1,722
                                                                                          --------       -------
                Net deferred tax assets................................................   $  9,082        10,399
                                                                                          ========       =======

         The realization of FBA's net deferred tax assets is based on the expectation of future taxable income and the utilization of tax planning strategies. Based on these factors, management believes it is more likely than not that FBA will realize the recognized net deferred tax asset of $9.1 million. The net change in the valuation allowance, related to deferred tax assets, was a decrease of $1.7 million for the year ended December 31, 1999. The decrease was comprised of the reversal of valuation reserves resulting from the utilization of net operating losses at FB California.

         Changes to the deferred tax asset valuation allowance for the years ended December 31 were as follows:

                                                                         1999        1998       1997
                                                                         ----        ----       ----
                                                                       (dollars expressed in thousands)

           Balance, January 1.........................................  $7,072      7,040       6,579
           Current year deferred provision, change in
              deferred tax valuation allowance........................      --         32         404
           Reduction attributable to utilization of
              deferred tax assets:
                Adjustment to capital surplus.........................    (981)        --          --
                Adjustment to intangibles associated with the
                  purchase of subsidiaries............................    (716)        --          --
           Purchase acquisitions......................................      --         --          57
                                                                        ------      -----       -----
           Balance, December 31.......................................  $5,375      7,072       7,040
                                                                        ======      =====       =====

         The valuation allowance for deferred tax assets at December 31, 1998 included $716,000 that was recognized in 1999 and credited to intangibles associated with the purchase of subsidiaries. The valuation allowance for deferred tax assets at December 31, 1999 and 1998 includes $5.0 million and $6.0 million, respectively, which when recognized, will be credited to capital surplus under the terms of the quasi-reorganizations implemented for FBA and FCB as of December 31, 1994 and 1996, respectively.
         At December 31, 1999, FBA has separate return limitation year (SRLY) net operating loss carryforwards (NOLs) of $18.3 million and alternative minimum tax credits of $937,000. Their utilization is subject to annual limitations. Additionally, FBA had SRLY NOLs of $2.2 million and alternative minimum tax credits of $178,000, which are not subject to annual limitations.
         The NOLs for FBA at December 31, 1999 expire as follows:

                                                (dollars expressed in thousands)
      Year ending December 31:
         2000.............................................   $     103
         2001.............................................       1,667
         2002.............................................       5,884
         2003.............................................       1,362
         2004.............................................         856
         2005 through 2018................................      10,640
                                                             ---------
             Total........................................   $  20,512
                                                             =========

(10)     EARNINGS PER COMMON SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods indicated:

                                                                                Income         Shares      Per share
                                                                              (numerator)   (denominator)   amount
                                                                              -----------   -------------   ------
                                                                     (dollars expressed in thousands, except per share data)

         Year ended December 31, 1999:
              Basic EPS - income available to common stockholders..........     $9,470         5,704        $ 1.66
                                                                                                            ======
              Effect of dilutive securities - stock options................         --             5
                                                                                ------        ------
              Diluted EPS - income available to common stockholders........     $9,470         5,709        $ 1.66
                                                                                ======        ======        ======

         Year ended December 31, 1998:
              Basic EPS - income available to common stockholders..........     $4,610         5,140        $ 0.90
                                                                                                            ======
              Effect of dilutive securities - stock options................         --             8
                                                                                ------        ------
              Diluted EPS - income available to common stockholders........     $4,610         5,148        $ 0.90
                                                                                ======        ======        ======

         Year ended December 31, 1997:
             Basic EPS - income available to common stockholders...........     $3,533         4,069        $ 0.87
                                                                                                            ======
             Effect of dilutive securities - stock options.................         --            27
                                                                                ------        ------
             Diluted EPS - income available to common stockholders.........     $3,533         4,096        $ 0.86
                                                                                ======        ======        ======

(11)     EMPLOYEE BENEFIT PLANS

         401(K) Plan. FBA's profit-sharing plan is a self-administered savings and incentive plan covering substantially all employees. Under the plan, employer matching contributions are determined annually by FBA's Board of Directors. Employee contributions are limited to 15% of the employee's annual compensation not to exceed $10,000 for 1999. Total employer contributions under the plan were $199,000, $106,000 and $63,000 for the years ended December 31, 1999, 1998 and 1997, respectively. The plan assets are held and managed under a trust agreement with the trust department of an affiliated bank.

         Pension Plan. Previously, FBA had a noncontributory defined benefit pension plan covering substantially all officers and employees. In conjunction with the acquisition of FBA by First Banks, the accumulation of benefits under the plan were discontinued during 1994. While the plan continues in existence and provides benefits, which had then accumulated, no additional benefits have accrued to participants since 1994, and no new participants will become eligible for benefits thereafter. During 1999, 1998 and 1997, no contributions were made to the pension plan and FBA did not incur any expenditures associated with the pension plan.

(12)     DIRECTORS' STOCK BONUS PLAN

         The 1993 Directors' Stock Bonus Plan provides for annual grants of FBA common stock to the nonemployee directors of FBA. Directors' compensation of $36,000, $27,000 and $13,000 was recorded relating to this plan for the years ended December 31, 1999, 1998 and 1997, respectively. These amounts represented the market values of the 2,000, 1,500 and 1,000 shares granted for the years ended December 31, 1999, 1998 and 1997, respectively.
         The plan is self-operative, and the timing, amounts, recipients and terms of individual grants are determined automatically. On July 1 of each year, each nonemployee director automatically receives a grant of 500 shares of common stock. The maximum number of plan shares that may be issued shall not exceed 16,667 shares, and 6,167 shares were available to be issued at December 31, 1999. The plan will expire on July 1, 2001.

(13)     CREDIT COMMITMENTS

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

                                                                                           1999               1998
                                                                                           ----               ----
                                                                                        (dollars expressed in thousands)

            Commitments to extend credit..............................................    $ 286,738           262,511
            Commercial and standby letters of credit..................................        5,719               370
                                                                                          ---------         ---------
                                                                                          $ 292,457           262,881
                                                                                          =========         =========

         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, equipment, income-producing commercial properties or single family residential properties. Collateral is generally required except for consumer credit card commitments.

         Commercial and standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The letters of credit are primarily issued to support private borrowing arrangements and commercial transactions. Most letters of credit extend for less than one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Upon issuance of the commitments, FBA holds marketable securities, certificates of deposit, inventory or other assets as collateral supporting those commitments for which collateral is deemed necessary.

(14)     STOCKHOLDERS' EQUITY

         Classes of Common Stock. FBA is majority owned by First Banks. At December 31, 1999, First Banks owned 2,500,000 shares of the Class B common stock and 2,210,581 shares of the common stock, which represented 83.37% of the outstanding voting stock of FBA. Accordingly, First Banks has effective control over the management and policies of FBA and the election of its directors.
         As of December 31, 1999, FBA had issued and outstanding 3,150,301 shares and 2,500,000 shares of common stock and Class B common stock, respectively. The rights of Class B common stock are in most respects equivalent to the rights associated with the common stock, except the common stock has a dividend preference over the Class B common stock, and the Class B common stock is unregistered and transferable only in certain limited circumstances. The outstanding shares of Class B common stock are convertible after August 31, 1999, at the option of the holder, into an equal number of shares of common stock. Each share of common stock and Class B common stock is entitled to one vote in the election of directors of FBA and in other matters on which a vote of stockholders is taken.
         Issuance of Common Stock. During 1999 and 1998, FBA issued 2,000 shares and 2,190,008 shares of common stock, respectively, as follows:

                                                                                      1999            1998
                                                                                      ----            ----

                  Acquisition of FCB............................................          --        751,728
                  Conversion of Note Payable....................................          --        804,000
                  Conversion of 12% convertible debenture.......................          --        629,557
                  Directors' stock bonus plan...................................       2,000          1,500
                  Exercise of stock options.....................................          --          3,223
                                                                                       -----      ---------
                                                                                       2,000      2,190,008
                                                                                       =====      =========

         Stock Options. On April 19, 1990, the Board of Directors of FBA adopted the 1990 Stock Option Plan (1990 Plan). The 1990 Plan currently provides that no more than 200,000 shares of common stock will be available for stock options. One-fourth of each stock option becomes exercisable at the date of the grant and at each anniversary date of the grant. The options expire ten years from the date of the grant. There were no options granted under this plan during the three years ended December 31, 1999.
         At December 31, 1999, there were 36,833 shares available for future stock options and 6,667 shares of common stock reserved for the exercise of outstanding options. Transactions relating to the 1990 Plan for the years ended December 31 are as follows:

                                                      1999                     1998                     1997
                                               -----------------       --------------------      -----------------
                                                          Average                   Average                Average
                                                          option                    option                 option
                                               Amount      price       Amount        price       Amount     price
                                               ------      -----       ------        -----       ------     -----

     Outstanding options, January 1.......      6,667     $ 3.75        13,334     $  3.75        57,500   $ 3.75
     Options exercised and redeemed.......         --       3.75        (6,667)       3.75       (44,166)    3.75
                                            ---------                  -------                  --------
     Outstanding options, December 31.....      6,667       3.75         6,667        3.75        13,334     3.75
                                            =========       ====       =======     =======      ========   ======

     Options exercisable, December 31.....      6,667                    6,667                    13,334
                                            =========                  =======                  ========

         Distribution of Earnings of the Subsidiary Banks. The Subsidiary Banks are restricted by various state and federal regulations as to the amount of dividends which are available for payment of to FBA. Under the most restrictive of these requirements, the future payment of dividends from the Subsidiary Banks is limited to approximately $7.3 million at December 31, 1999, unless prior permission of the regulatory authorities is obtained.

(15)     TRANSACTIONS WITH RELATED PARTIES

         FBA purchases certain services and supplies from or through First Banks. FBA's financial position and operating results could significantly differ from those that would be obtained if FBA's relationship with First Banks did not exist.
         First Banks provides management services to FBA and its Subsidiary Banks. Management services are provided under management fee agreements whereby FBA compensates First Banks on an hourly basis for its use of personnel for various functions including internal audit, loan review, income tax preparation and assistance, accounting, asset/liability management and investment services, loan servicing and other management and administrative services. Fees paid under these agreements were $2.9 million, $2.1 million and $1.4 million for the years ended December 31, 1999, 1998 and 1997, respectively. The fees paid for management services are at least as favorable as could have been obtained from unaffiliated third parties.
         Because of the affiliation with First Banks and the geographic proximity of certain of their offices, FBA shares the cost of certain personnel and services used by FBA and First Banks. This includes the salaries and benefits of certain loan and administrative personnel. The allocation of the shared costs is charged and/or credited under the terms of cost sharing agreements entered into during 1996. Because this involves distributing essentially fixed costs over a larger asset base, it allows each bank to receive the benefit of personnel and services at a reduced cost. Fees paid under these agreements were $896,000, $1.1 million and $709,000 for the years ended December 31, 1999, 1998 and 1997, respectively.
         First Services L.P., a limited partnership indirectly owned by First Banks' Chairman and his children, provides data processing and various related services to FB Texas and FB California under the terms of data processing agreements. Fees paid under these agreements were $2.9 million, $1.9 million and $1.0 million for the years ended December 31, 1999, 1998 and 1997, respectively. The fees paid for data processing services are at least as favorable as could have been obtained from unaffiliated third parties.
         FBA's Subsidiary Banks had $88.2 million and $86.2 million in whole loans and loan participations outstanding at December 31, 1999 and 1998, respectively, that were purchased from banks affiliated with First Banks. In addition, FBA's Subsidiary Banks had sold $302.9 million and $182.9 million in whole loans and loan participations to affiliates of First Banks at December 31, 1999 and 1998, respectively. These loans and loan participations were acquired and sold at interest rates and terms prevailing at the dates of their purchase or sale and under standards and policies followed by FBA's Subsidiary Banks. As more fully discussed in Note 6 to the consolidated financial statements, FBA has a revolving Note Payable from First Banks. There were no amounts outstanding under the Note Payable at December 31, 1999 and 1998.
         As more fully discussed in Notes 2 and 7 to the consolidated financial statements, in 1995, First Banks purchased $6.5 million of 12% convertible debentures of FCB. These debentures, which were exchanged for a similar debenture of FBA in February 1998, were converted into 629,557 shares of FBA common stock in December 1998.
         Outside of normal customer relationships, no directors, executive officers or stockholders holding over 5% of FBA's voting stock, and no corporations or firms with which such persons or entities are associated, currently maintain or have maintained, any significant business or personal relationships with FBA or its subsidiaries, other than that which arises by virtue of such position or ownership interest in FBA, except as described above.

(16) INTEREST RATE RISK MANAGEMENT / DERIVATIVE FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

                                                                      December 31, 1999          December 31, 1998
                                                                     -------------------       --------------------
                                                                     Notional    Credit        Notional     Credit
                                                                      amount    exposure        amount     exposure
                                                                      ------    --------        ------     --------
                                                                            (dollars expressed in thousands)

         Interest rate swap agreements - pay
           adjustable rate, receive fixed rate....................   $120,000        614         65,000         667
         Interest rate swap agreements - pay
           adjustable rate, receive adjustable rate...............     75,000         --             --          --
         Interest rate cap agreement..............................     10,000         26         10,000         132
                                                                     ========       ====         ======         ===

         The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of FBA's credit exposure through its use of derivative financial instruments. The amounts and the other terms of the derivatives are determined by reference to the notional amounts and the other terms of the derivatives. The credit exposure represents the accounting loss FBA would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral was of no value.
         During 1998, FBA entered into $65.0 million notional amount of interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with its funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. These swap agreements provide for FBA to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the 90-day London Interbank Offering Rate (LIBOR). The terms of these swap agreements provide for FBA to pay quarterly and receive payment semiannually.
The amount receivable by FBA under these swap agreements was $805,000 and $820,000 at December 31, 1999 and 1998, respectively, and the amount payable by FBA under these swap agreements was $185,000 and $153,000 at December 31, 1999 and 1998, respectively.
         During May 1999, FBA entered into $75.0 million notional amount of interest rate swap agreements with the objective of stabilizing the net interest margin during the six-month period surrounding the Year 2000 century date change. These swap agreements provided for FBA to receive an adjustable rate of interest equivalent to the daily weighted average 30-day LIBOR and pay an adjustable rate of interest equivalent to the daily weighted average prime lending rate minus 2.665%. The terms of these swap agreements, which had an effective date of October 1, 1999 and a maturity date of March 31, 2000, provided for FBA to pay and receive interest on a monthly basis. In January 2000, FBA determined these swap agreements were no longer necessary based upon the results of the Year 2000 century date change and, as such, FBA terminated these agreements resulting in a cost of $23,000.
         During September 1999, FBA entered into $55.0 million notional amount of interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with its funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. These swap agreements provide for FBA to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.70%. The terms of these swap agreements provide for FBA to pay and receive interest on a quarterly basis. The amount receivable by FBA under these swap agreements was $38,000 at December 31, 1999 and the amount payable by FBA under these swap agreements was $44,000 at December 31, 1999.
         During 1999, the net interest income realized on the interest rate swap agreements was $158,000, in comparison to net interest expense of $19,000 realized on the interest rate swap agreements in 1998.

         The maturity dates, notional amounts, interest rates paid and received and fair value of interest rate swap agreements outstanding as of December 31, 1999 and 1998 were as follows:

                                                          Notional     Interest rate     Interest rate   Fair value
                         Maturity date                     amount          paid            received      gain (loss)
                         -------------                    --------      -----------     -------------    -----------
                                                                      (dollars expressed in thousands)

         December 31, 1999:
             March 31, 2000 ..........................  $  50,000           5.84%             6.45%       $      12
             March 31, 2000 ..........................     25,000           5.84              6.45                6
             September 27, 2001.......................     40,000           5.80              6.14             (365)
             September 27, 2001.......................     15,000           5.80              6.14             (137)
             June 11, 2002............................     15,000           6.12              6.00             (291)
             September 16, 2002.......................     20,000           6.12              5.36             (751)
             September 18, 2002.......................     30,000           6.14              5.33           (1,157)
                                                        ---------                                          --------
                                                        $ 195,000           5.93              6.04         $ (2,683)
                                                        =========         ======            ======         ========
         December 31, 1998:
             June 11, 2002............................  $  15,000           5.24%             6.00%       $     363
             September 16, 2002.......................     20,000           5.22              5.36               87
             September 18, 2002.......................     30,000           5.23              5.33               92
                                                        ---------                                          --------
                                                        $  65,000           5.23              5.56         $    542
                                                        =========         ======            ======         ========

         FBA has a $10.0 million interest rate cap agreement outstanding to limit the interest expense associated with certain interest-bearing liabilities. The interest rate cap agreement has a maturity date of May 15, 2000. At December 31, 1999 and 1998, the unamortized cost of this agreement were $19,000 and $130,000, respectively, and were included in other assets. The net amount due to FBA under this agreement was $7,000 and $2,000 at December 31, 1999 and 1998, respectively.

(17)     FAIR VALUE OF FINANCIAL INSTRUMENTS

         The fair value of financial instruments is management's estimate of the values at which the instruments could be exchanged in a transaction between willing parties. These estimates are subjective and may vary significantly from amounts that would be realized in actual transactions. In addition, other significant assets are not considered financial assets including deferred tax assets and bank premises and equipment and intangibles associated with the purchase of subsidiaries. Further, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered in any of the estimates.
         The estimated fair value of FBA's financial instruments at December 31 were as follows:

                                                              December 31, 1999                December 31, 1998
                                                        ---------------------------       -------------------------
                                                        Carrying          Estimated       Carrying        Estimated
                                                         amount          fair value        amount        fair value
                                                         ------          ----------        ------        ----------
                                                                     (dollars expressed in thousands)

         Financial assets:
              Cash and cash equivalents............... $  44,566            44,566         46,313           46,313
              Investment securities:
                 Available for sale...................    90,658            90,658        114,937          114,937
                 Held to maturity.....................     1,880             1,757          2,026            2,013
              Net loans...............................   717,652           715,257        504,276          506,672
              Accrued interest receivable.............     6,244             6,244          4,443            4,443
                                                        ========         =========       ========         ========

         Financial liabilities:
              Demand and savings deposits............. $ 445,538           445,538        357,763          357,763
              Time deposits...........................   334,485           334,485        241,384          242,857
              Accrued interest payable................     1,989             1,989            538              538
              FACT Preferred Securities...............    44,218            40,710         44,155           47,159
              Short-term borrowings...................    14,940            14,940          4,141            4,141
                                                        ========         =========       ========         ========

         Off-balance-sheet:
              Interest rate swap and cap agreements...  $    640            (2,683)           802              542
              Credit commitments......................        --                --             --               --
                                                        ========         =========       ========         ========

         The following methods and assumptions were used in estimating the fair value of financial instruments:

Financial Assets:

         Cash and cash equivalents and accrued interest receivable: The carrying values reported in the consolidated balance sheets approximate fair value.

         Investment securities: The fair value of securities available for sale is the amount reported in the consolidated balance sheets. The fair value of securities held to maturity is based on quoted market prices where available. If quoted market prices were not available, the fair value was based upon quoted market prices of comparable instruments.

         Net loans: The fair value of most loans was estimated utilizing discounted cash flow calculations that applied interest rates currently being offered for similar loans to borrowers with similar risk profiles. The carrying value of loans is net of the allowance for possible loan losses and unearned discount.

Financial Liabilities:

         Deposits: The fair value disclosed for deposits generally payable on demand (i.e., non-interest-bearing and interest-bearing demand, savings and money market accounts) is considered equal to their respective carrying amounts as reported in the consolidated balance sheets. The fair value disclosed for demand deposits does not include the benefit that results from the low-cost funding provided by deposit liabilities compared to the cost of borrowing funds in the market. The fair value disclosed for certificates of deposit was estimated utilizing a discounted cash flow calculation that applied interest rates currently being offered on similar certificates to a schedule of aggregated monthly maturities of time deposits.

         FACT Preferred Securities: The fair value is based on quoted market prices.

         Short-term borrowings and accrued interest payable: The carrying values reported in the consolidated balance sheets approximate fair value.

Off-Balance-Sheet:

         Interest rate swap and cap agreements: The fair value of the interest rate swap and cap agreements is estimated by comparison to market rates quoted on new agreements with similar terms and creditworthiness.

         Credit commitments: The majority of the commitments to extend credit and commercial and standby letters of credit contain variable interest rates and credit deterioration clauses and, therefore, the carrying value of these credit commitments reported in the consolidated balance sheets approximates fair value.

(18)     REGULATORY CAPITAL

         FBA and the Subsidiary Banks are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on FBA's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FBA and the Subsidiary Banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
         Quantitative measures established by regulation to ensure capital adequacy require FBA and the Subsidiary Banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 1999, FBA and the Subsidiary Banks were each well capitalized.
         As of December 31, 1999, the most recent notification from FBA's primary regulator categorized FBA and the Subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, FBA and the Subsidiary Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.

         At December 31, 1999 and 1998, FBA's and the Subsidiary Banks' required and actual capital ratios were as follows:

                                                                                                     To be well
                                                                                                  capitalized under
                                                           Actual              For capital        prompt corrective
                                                     ------------------
                                                     1999          1998     adequacy purposes     action provisions
                                                     ----          ----     -----------------     -----------------

         Total capital (to risk-weighted assets):
             FBA..................................   13.08%        16.66%          8.0%                 10.0%
             FB California........................   10.81         10.63           8.0                  10.0
             FB Texas.............................   12.42         11.37           8.0                  10.0
             Redwood Bank (1).....................   11.17           --            8.0                  10.0

         Tier 1 capital (to risk-weighted assets):
             FBA..................................    9.34         11.51           4.0                   6.0%
             FB California........................    9.56          9.37           4.0                   6.0
             FB Texas.............................   11.17         10.11           4.0                   6.0
             Redwood Bank (1).....................   10.15           --            4.0                   6.0

         Tier 1 capital (to average assets):
             FBA..................................    8.94         10.25           3.0                   5.0%
             FB California........................    9.95          8.34           3.0                   5.0%
             FB Texas.............................   10.39          9.15           3.0                   5.0
             Redwood Bank (1).....................    8.48           --            3.0                   5.0

         ----------------
(1)      Redwood Bank was acquired by FBA on March 4, 1999.

(19)     BUSINESS SEGMENT RESULTS

         FBA's business segments are its Subsidiary Banks. The reportable business segments are consistent with the management structure of FBA, the Subsidiary Banks and the internal reporting system that monitors performance. Through the respective branch networks, the Subsidiary Banks provide similar products and services in their defined geographic areas. The products and services offered include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial and financial, commercial and residential real estate, real estate construction and development and consumer loans. Other financial services include mortgage banking, credit and debit cards, brokerage services, credit-related insurance, automatic teller machines, telephone account access, safe deposit boxes, trust and private banking services and cash management services. The revenues generated by each business segment consist primarily of interest income, generated from the loan and investment security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas include Houston, Dallas, Irving and McKinney, Texas (FB Texas) and northern California (FB California and Redwood Bank). The products and services are offered to customers primarily within their respective geographic areas, with the exception of loan participations executed between the Subsidiary Banks and other banks affiliated with First Banks. See Note 15 to the consolidated financial statements.
         The business segment results are summarized as follows and are consistent with FBA's internal reporting system and, in all material respects, with generally accepted accounting principles and practices predominant in the banking industry. Such principles and practices are summarized in Note 1 to the consolidated financial statements. There are no foreign operations.






                                                                 FB California                      Redwood Bank (1)
                                                     -------------------------------         -----------------------
                                                     1999          1998         1997           1999        1998        1997
                                                     ----          ----         ----           ----        ----        ----
                                                                        (dollars expressed in thousands)

Balance sheet information:

Investment securities.......................    $   20,743       53,449       83,165         37,539          --          --
Loans, net of unearned discount.............       379,632      314,977      255,114        138,902          --          --
Total assets................................       431,838      410,110      370,917        199,988          --          --
Deposits....................................       367,563      363,422      325,562        173,703          --          --
Stockholders' equity........................        47,990       42,825       40,176         24,275          --          --
                                                ==========    =========    =========      =========    ========    ========

Income statement information:

Interest income.............................    $   33,928       32,517       22,416         12,724          --          --
Interest expense............................        12,285       13,328        8,729          4,846          --          --
                                                ----------    ---------    ---------      ---------    --------    --------
       Net interest income..................        21,643       19,189       13,687          7,878          --          --
Provision for possible loan losses..........           110          565          500            193          --          --
                                                ----------   ----------    ---------      ---------    --------    --------
       Net interest income after provision
         for possible loan losses...........        21,533       18,624       13,187          7,685          --          --
                                                ----------    ---------    ---------      ---------    --------    --------
Noninterest income..........................         3,881        2,732        1,847            318          --          --
Noninterest expense.........................        15,109       15,548       10,356          4,860          --          --
                                                ----------    ---------    ---------      ---------    --------    --------
       Income before provision (benefit) for
         income tax expense and minority
         interest in income of subsidiary...        10,305        5,808        4,678          3,143          --          --
Provision (benefit) for income tax expense..         3,972        2,736        2,027          1,501          --          --
                                                ----------    ---------    ---------      ---------    --------    --------
       Income (loss) before minority
         interest in income of subsidiary...         6,333        3,072        2,651          1,642          --          --
Minority interest in income of subsidiary...            --           --           --             --          --          --
                                                ----------    ---------    ---------      ---------    --------    --------
       Net income...........................    $    6,333        3,072        2,651          1,642          --          --
                                                ==========    =========    =========      =========    ========    ========

-----------------
(1)  Redwood Bank was acquired by FBA on March 4, 1999.
(2) Corporate and other includes $2.6 million and $1.3 million of guaranteed preferred debenture expense, after applicable income tax benefit of $1.4 million and $700,000 for the years ended December 31, 1999 and 1998, respectively. See Note 8 to the consolidated financial statements.






              FB Texas                           Corporate and other (2)                       Consolidated total
---------------------------------         -----------------------------------         ---------------------------
1999            1998         1997         1999            1998          1997          1999            1998          1997
----            ----         ----         ----            ----          ----          ----            ----          ----
                                                   (dollars expressed in thousands)



  30,439        59,914       65,016          3,817         3,600            --          92,538       116,963     148,181
 213,731       201,426      176,341             (2)           --            --         732,263       516,403     431,455
 278,988       300,984      267,152          9,893         8,903         5,595         920,707       719,997     643,664
 244,248       264,425      231,175         (5,491)      (28,700)         (210)        780,023       599,147     556,527
  30,338        30,249       29,761        (30,104)       (7,229)      (24,846)         72,499        65,845      45,091
========      ========    =========      =========     =========      ========       =========     =========    ========



  21,990        21,721       20,099            313           170             2          68,955        54,408      42,517
   8,705         8,907        8,379           (305)          974         2,047          25,531        23,209      19,155
--------      --------    ---------      ----------    ---------      --------       ---------     ---------    --------
  13,285        12,814       11,720            618          (804)       (2,045)         43,424        31,199      23,362
      90           335        1,500             --            --            --             393           900       2,000
--------      --------    ---------      ---------     ---------      --------       ---------     ---------    --------

  13,195        12,479       10,220            618          (804)       (2,045)         43,031        30,299      21,362
--------      --------    ---------      ---------     ---------      --------       ---------     ---------    --------
   1,950         1,790        1,901           (554)         (147)         (461)          5,595         4,375       3,287
   9,050         8,749        6,960          3,811         2,175           361          32,830        26,472      17,677
--------      --------    ---------      ---------     ---------      --------       ---------     ---------    --------


   6,095         5,520        5,161         (3,747)       (3,126)       (2,867)         15,796         8,202       6,972
   2,090         1,888        1,815         (1,237)       (1,032)         (697)          6,326         3,592       3,145
--------      --------    ---------      ---------     ---------      --------       ---------     ---------    --------

   4,005         3,632        3,346         (2,510)       (2,094)       (2,170)          9,470         4,610       3,827
      --            --           --             --            --           294              --            --         294
--------      --------    ---------      ---------     ---------      --------       ---------     ---------    --------
   4,005         3,632        3,346         (2,510)       (2,094)       (2,464)          9,470         4,610       3,533
========      ========    =========      =========     =========      ========       =========     =========    ========


(20)     PARENT COMPANY ONLY FINANCIAL INFORMATION

         Following are condensed balances sheets of First Banks America, Inc. as of December 31, 1999 and 1998, and condensed statements of income and cash flows for the years ended December 31, 1999, 1998 and 1997:


                                              CONDENSED BALANCE SHEETS

                                                                                            December 31,
                                                                                      ------------------------
                                                                                      1999                1998
                                                                                      ----                ----
                                                                                  (dollars expressed in thousands)
                                         Assets
                                         ------

          Cash deposited in subsidiary banks....................................   $    8,079           31,306
          Investment securities.................................................        5,239            5,023
          Investment in subsidiaries............................................      102,764           73,074
          Deferred tax assets...................................................        1,885            2,192
          Other assets..........................................................        3,225            2,349
                                                                                   ----------        ---------
                  Total assets..................................................   $  121,192          113,944
                                                                                   ==========        =========

                          Liabilities and Stockholders' Equity
                          ------------------------------------

          Subordinated debentures payable to FACT...............................   $   47,423           47,423
          Accrued expenses and other liabilities................................        1,270              676
                                                                                   ----------        ---------
                  Total liabilities.............................................       48,693           48,099
          Stockholders' equity..................................................       72,499           65,845
                                                                                   ----------        ---------
                  Total liabilities and stockholders' equity....................   $  121,192          113,944
                                                                                   ==========        =========



                                    CONDENSED STATEMENTS OF INCOME

                                                                                     Years ended December 31,
                                                                                ---------------------------------
                                                                                1999            1998         1997
                                                                                ----            ----         ----
                                                                                 (dollars expressed in thousands)
         Income:
           Dividends from subsidiaries....................................    $  5,000        4,750          1,625
           Other..........................................................         744          711             31
                                                                              --------       ------       --------
                  Total income............................................       5,744        5,461          1,656
                                                                              --------       ------       --------
         Expense:
           Interest.......................................................          --        1,363          2,064
           Other..........................................................       4,492        2,475            686
                                                                              --------       ------       --------
                  Total expense...........................................       4,492        3,838          2,750
                                                                              --------       ------       --------
                  Income (loss) before income tax benefit.................       1,252        1,623         (1,094)
         Income tax benefit...............................................      (1,238)      (1,032)          (686)
                                                                              --------       ------       --------
                  Income (loss) before equity in undistributed
                    income of subsidiaries................................       2,490        2,655           (408)
         Equity in undistributed income of subsidiaries...................       6,980        1,955          3,941
                                                                              --------       ------       --------
                  Net income..............................................    $  9,470        4,610          3,533
                                                                              ========       ======       ========




                                         CONDENSED STATEMENTS OF CASH FLOWS


                                                                                     Years ended December 31,
                                                                                ---------------------------------
                                                                                1999           1998          1997
                                                                                ----           ----          ----
                                                                                 (dollars expressed in thousands)
         Cash flows from operating activities:
           Net income....................................................  $    9,470         4,610         3,533
           Adjustments to reconcile net income to net cash
             provided by operating activities:
              Equity in undistributed income of subsidiaries.............      (6,980)       (1,955)       (3,941)
              Dividends from subsidiaries................................       5,000         4,750         1,625
              Other, net.................................................      (4,787)          956          (370)
                                                                           ----------       -------       -------
                    Net cash provided by operating activities............       2,703         8,361           847
                                                                           ----------       -------       -------

         Cash flows from investing activities:
           Acquisition of subsidiaries...................................     (26,000)       (4,200)       (3,800)
           Purchase of investment securities.............................        (649)       (3,600)           --
           Investment in common securities of FACT.......................          --        (1,423)           --
           Return of subsidiary capital..................................       2,000            --            --
           (Decrease) increase in payable to former shareholders
              of Surety Bank.............................................          --        (3,829)        3,829
                                                                           ----------     ---------       -------
                    Net cash (used in) provided by investing activities..     (24,649)      (13,052)           29
                                                                           ----------     ---------       -------

         Cash flows from financing activities:
           Decrease (increase) in promissory note payable................          --        (4,900)          900
           Increase in subordinated debenture............................          --        45,547            --
           Exercise of stock options.....................................          --            13            15
           Repurchase of common stock for treasury.......................      (1,281)       (5,738)       (1,512)
           Pre-merger transactions of FCB................................          --            --            (6)
                                                                           ----------     ---------       -------
                    Net cash (used in) provided by financing activities..      (1,281)       34,922          (603)
                                                                           ----------       -------       -------
                    Net (decrease) increase in cash and cash equivalents.     (23,227)       30,231           273
         Cash and cash equivalents, beginning of year....................      31,306         1,075           802
                                                                           ----------     ---------       -------
         Cash and cash equivalents, end of year..........................  $    8,079        31,306         1,075
                                                                           ==========     =========       =======

         Noncash investing and financing activities:
           Reduction of deferred tax valuation reserve...................  $      981            --            --
           Issuance of common stock in purchase accounting acquisition...          --         3,008         4,763
           Conversion of promissory note payable to common stock.........          --        10,000            --
           Conversion of 12% convertible debentures and accrued interest
              payable to common stock....................................          --         8,673            --
           Cash paid for interest........................................          --         1,867            --
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

(22)     SUBSEQUENT EVENT

         On February 29, 2000, FBA completed its acquisition of Lippo Bank, San Francisco, California, in exchange for $17.2 million in cash. Lippo Bank operates three banking locations in San Francisco, San Jose and Los Angeles, California. The acquisition was funded from available cash of $9.2 million and from an advance under the Note Payable of $8.0 million. At the time of the transaction, Lippo Bank had $85.3 million in total assets, $40.9 million in loans, net of unearned discount, $37.4 million in investment securities and $76.4 million in total deposits. This transaction was accounted for using the purchase method of accounting. The excess of the cost over the fair value of the net assets acquired was approximately $4.0 million and is being amortized over 15 years. Lippo Bank will be merged into FB California.



                         DIRECTORS AND SENIOR MANAGEMENT


     Directors of First Banks America, Inc.

           James F. Dierberg         Chairman of the Board,  President and Chief Executive Officer,  First Banks America,  Inc., St.
                                        Louis,  Missouri; Chairman of the Board and Chief Executive Officer,  First Banks, Inc., St.
                                        Louis, Missouri.
           Allen H. Blake            Executive Vice President, Chief Operating Officer and Secretary, First Banks America, Inc., St.
                                        Louis,  Missouri;  President, Chief Operating Officer and Secretary,  First Banks, Inc., St.
                                        Louis, Missouri.
           Charles A. Crocco, Jr.    Counsel to the law firm of Jackson & Nash, LLP., New York, New York.
           Albert M. Lavezzo         President and Chief  Operating  Officer of the law firm of  Favaro,  Lavezzo,  Gill,  Caretti &
                                        Heppell, Vallejo, California.
           Ellen D. Schepman         Retail Marketing Officer, First Banks, Inc., St. Louis, Missouri.
           Edward T. Story, Jr.      President and Chief Executive Officer of SOCO International, plc, Comfort, Texas.
           Donald W. Williams        Executive Vice President and Chief Credit Officer, First Banks, Inc., St. Louis, Missouri.


     Executive Officers of First Banks America, Inc.

           James F. Dierberg         Chairman of the Board, President and Chief Executive Officer
           Allen H. Blake            Executive Vice President, Chief Operating Officer and Secretary
           Terrance M. McCarthy      Executive Vice President
           Frank H. Sanfilippo       Executive Vice President and Chief Financial Officer
           David F. Weaver           Executive Vice President


     Directors and Senior Officers of First Bank Texas N.A.

           David F. Weaver           Chairman of the Board, President and Chief Executive Officer
           Alan J. Cott              Director and Senior Vice President, Commercial Lending - Houston
           Christopher A. Hopkins    Director and Senior Vice President, Commercial Lending - Dallas
           Joseph Milcoun, Jr.       Director, Senior Vice President, Retail Banking
           Monica J. Rinehart        Secretary, Vice President and Controller
           Donald W. Williams        Director


     Directors and Senior Officers of First Bank of California

           Terrance M. McCarthy      Chairman of the Board, President and Chief Executive Officer
           James E. Culleton         Director and Secretary
           Peter A. Goetze           Vice President, Retail Banking
           Albert M. Lavezzo         Director
           Kathryn L. Perrine        Vice President and Chief Financial Officer
           Gary M. Sanders           Director and Executive Vice President
           Fred K. Sibley            Director
           Donald W. Williams        Director


     Directors and Senior Officers of Redwood Bank

           Donald W. Williams        Chairman of the Board
           Susan J. Chase            Director
           David T. Currie           Director
           Patrick S. Day            Director
           Terrance M. McCarthy      Director, President and Chief Executive Officer
           Robert A. McKerroll       Director
           Kerry C. Smith            Director


                              INVESTOR INFORMATION

         FBA's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, is available without charge to any stockholder upon request. Requests should be directed, in writing, to Frank H. Sanfilippo, First Banks America, Inc., 11901 Olive Boulevard, Creve Coeur, Missouri 63141.

Common Stock

         The common stock of FBA is traded on the New York Stock Exchange with the ticker symbol "FBA" and is frequently reported in newspapers of general circulation with the symbol "FBKSAM" and in the Wall Street Journal with the symbol "FBA." As of March 20, 2000, there were approximately 1,370 registered common stockholders of record. This number does not include any persons or entities that hold their stock in nominee or "street" name through various brokerage firms. The high and low common stock prices for 1999 and 1998 are summarized as follows:

                                                                         1999                    1998
                                                                  ------------------      ------------------
                                                                   High          Low       High          Low

                    First quarter.............................  $  20.63        18.75      25.19        21.31
                    Second quarter............................     18.63        17.50      25.13        19.13
                    Third quarter.............................     18.19        16.88      21.00        16.50
                    Fourth quarter............................     18.25        16.63      19.50        16.75

Preferred Securities

         The Preferred Securities of FBA, which were issued on July 21, 1998, are traded on the New York Stock Exchange with the ticker symbol "FBAPrt." As of March 20, 2000, there were approximately 271 record holders of Preferred Securities. This number does not include any persons or entities that hold their preferred securities in nominee or "street" name through various brokerage firms. The high and low Preferred Securities prices and the dividends declared for 1999 and 1998 are summarized as follows:

                                                                                      1999                Dividend
                                                                                -----------------
                                                                                High          Low         declared
                                                                                ----          ---         --------
                    First quarter.......................................... $   26.25        24.75           .53125
                    Second quarter.........................................     26.25        24.31           .53125
                    Third quarter..........................................     25.25        22.50           .53125
                    Fourth quarter.........................................     24.50        21.94           .53125
                                                                                                         ----------
                                                                                                         $  2.12500
                                                                                                         ==========

                                                                                      1998                Dividend
                                                                                -----------------
                                                                                High          Low         declared
                                                                                ----          ---        ---------

                    Third quarter.......................................... $   25.75        24.19           .40729
                    Fourth quarter.........................................     26.25        24.50           .53125
                                                                                                         ----------
                                                                                                         $   .93854
                                                                                                         ==========

For information concerning FBA, please contact:

     David F. Weaver                                                     Frank H. Sanfilippo
     Executive Vice President                                            Executive Vice President and
     P. O. Box 630369                                                        Chief Financial Officer
     Houston, Texas 77263-0369                                           11901 Olive Boulevard
     Telephone - (713) 954-2400                                          Creve Coeur, Missouri 63141
                                                                         Telephone - (314) 995-8700

Transfer Agents:

       Common Stock:                                                     Preferred Securities:
              ChaseMellon Shareholder Services, L.L.C.                        State Street Bank and Trust Company
              85 Challenger Road                                              Corporate Trust Department
              Overpect Centre                                                 P. O. Box 778
              Ridgefield Park, New Jersey 07666                               Boston, Massachusetts 02102-0778
              Telephone - (888) 213-0965                                      Telephone - (800) 531-0368
              www.chasemellon.com                                             www.statestreet.com

                                   EXHIBIT 21



                            FIRST BANKS AMERICA, INC.

                            Significant Subsidiaries

         The following is a list of all subsidiaries of the Company and the jurisdiction of incorporation or organization. First Bank Texas N.A. (formerly BankTEXAS National Association), First Bank of California and Redwood Bank are wholly owned by First Banks America, Inc.


                                              Jurisdiction of Incorporation
           Name of Subsidiary                       of Organization
           ------------------                       ---------------

          First Bank Texas N.A.                      United States
        First Bank of California                      California
              Redwood Bank                            California

                                  EXHIBIT 23(a)



The Board of Directors
First Banks America, Inc.


We consent to incorporation by reference in the registration statement (No. 33-42607) on Form S-8 of First Banks America, Inc. and subsidiaries of our report dated March 15, 2000, relating to the consolidated balance sheets of First Banks America, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, stockholders' equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 1999 which report appears in the December 31, 1999 annual report on Form 10-K of First Banks America, Inc.



                                               /s/ KPMG LLP
                                               ------------



St. Louis, Missouri
March 27, 2000