Form 10-Q
period 2000-03-31
FIRST BANKS AMERICA INC
filed 2000-05-10
CIK 310979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2000

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
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

                   135 North Meramec, Clayton, Missouri 63105
               (Address of principal executive offices) (Zip Code)

                                 (314) 854-4600
              (Registrant's telephone number, including area code)

               --------------------------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes      X            No
                             --------            --------


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                       Shares outstanding
            Class                                      at April 30, 2000
            -----                                      ------------------

  Common Stock, $0.15 par value                            3,101,934
  Class B Common Stock, $0.15 par value                    2,500,000

                            FIRST BANKS AMERICA, INC.

                                TABLE OF CONTENTS





                                                                                                             Page
                                                                                                             ----

PART I.         FINANCIAL INFORMATION

     ITEM 1.    FINANCIAL STATEMENTS:

                CONSOLIDATED BALANCE SHEETS.........................................................           1

                CONSOLIDATED STATEMENTS OF INCOME...................................................           3

                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    AND COMPREHENSIVE INCOME........................................................           4

                CONSOLIDATED STATEMENTS OF CASH FLOWS...............................................           5

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................................           6

     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.......................................................          11

     ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................          19

PART II.        OTHER INFORMATION

     ITEM 1.    LEGAL PROCEEDINGS...................................................................          20

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K....................................................          20

SIGNATURES..........................................................................................          21


                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                            FIRST BANKS AMERICA, INC.

                    CONSOLIDATED BALANCE SHEETS - (UNAUDITED)
             (dollars expressed in thousands, except per share data)



                                                                                          March 31,    December 31,
                                                                                            2000           1999
                                                                                            ----           ----

                                                  ASSETS
                                                  ------

Cash and cash equivalents:
    Cash and due from banks...........................................................  $    42,555       35,644
    Interest-bearing deposits with other financial institutions
       with maturities of three months or less........................................          384          122
    Federal funds sold................................................................       60,100        8,800
                                                                                        -----------    ---------
         Total cash and cash equivalents..............................................      103,039       44,566
                                                                                        -----------    ---------

Investment securities:
    Available for sale, at fair value.................................................      112,925       90,658
    Held to maturity, at amortized cost (fair value of $1,741 and $1,757 at
       March 31, 2000 and December 31, 1999, respectively)............................        1,873        1,880
                                                                                        -----------    ---------
         Total investment securities..................................................      114,798       92,538
                                                                                        -----------    ---------
Loans:
    Commercial and financial..........................................................      228,066      216,780
    Real estate construction and development..........................................      201,668      204,832
    Real estate mortgage..............................................................      310,978      272,700
    Consumer and installment..........................................................       40,109       40,514
                                                                                        -----------    ---------
         Total loans..................................................................      780,821      734,826
    Unearned discount.................................................................       (2,526)      (2,563)
    Allowance for loan losses.........................................................      (15,631)     (14,611)
                                                                                        -----------    ---------
         Net loans....................................................................      762,664      717,652
                                                                                        -----------    ---------

Bank premises and equipment, net of accumulated depreciation..........................       13,440       13,261
Intangibles associated with the purchase of subsidiaries..............................       21,712       16,579
Accrued interest receivable...........................................................        6,691        6,244
Other real estate ....................................................................           75           60
Deferred tax assets...................................................................       15,485       11,125
Other assets..........................................................................       24,384       18,682
                                                                                        -----------    ---------
         Total assets.................................................................  $ 1,062,288      920,707
                                                                                        ===========    =========



The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST BANKS AMERICA, INC.

              CONSOLIDATED BALANCE SHEETS, CONTINUED - (UNAUDITED)
             (dollars expressed in thousands, except per share data)



                                                                                          March 31,    December 31,
                                                                                            2000           1999
                                                                                            ----           ----

                                                LIABILITIES
                                                -----------

Deposits:
    Demand:
      Non-interest-bearing ...........................................................  $   145,483      128,137
      Interest-bearing................................................................       83,792       74,858
    Savings...........................................................................      270,767      242,543
    Time deposits:
      Time deposits of $100 or more...................................................      115,743       94,967
      Other time deposits.............................................................      289,152      239,518
                                                                                        -----------    ---------
         Total deposits...............................................................      904,937      780,023

Note payable..........................................................................        9,200           --
Short-term borrowings.................................................................       13,176       14,940
Accrued interest payable..............................................................        2,879        1,989
Deferred tax liabilities..............................................................        2,372        2,043
Accrued expenses and other liabilities................................................       10,336        4,995
                                                                                        -----------    ---------
         Total liabilities............................................................      942,900      803,990
                                                                                        -----------    ---------

Guaranteed preferred beneficial interest in First Banks
    America, Inc. subordinated debentures.............................................       44,233       44,218
                                                                                        -----------    ---------

                                           STOCKHOLDERS' EQUITY
                                           --------------------

Common stock:
    Common stock, $0.15 par value; 6,666,666 shares authorized at March 31, 2000 and December 31, 1999; 3,874,697 shares issued at March 31, 2000 and
      December 31, 1999...............................................................          581          581
    Class B common stock, $0.15 par value; 4,000,000 shares
      authorized at March 31, 2000 and December 31, 1999;
      2,500,000 shares issued and outstanding at
      March 31, 2000 and December 31, 1999............................................          375          375
Capital surplus.......................................................................       69,760       69,760
Retained earnings since elimination of accumulated deficit
    of $259,117 effective December 31, 1994...........................................       18,172       15,163
Common treasury stock, at cost; 773,396 shares and 724,396
    shares at March 31, 2000 and December 31, 1999, respectively......................      (12,249)     (11,369)
Accumulated other comprehensive loss..................................................       (1,484)      (2,011)
                                                                                        -----------    ---------
         Total stockholders' equity...................................................       75,155       72,499
                                                                                        -----------    ---------
         Total liabilities and stockholders' equity...................................  $ 1,062,288      920,707
                                                                                        ===========    =========


                            FIRST BANKS AMERICA, INC.

                 CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
             (dollars expressed in thousands, except per share data)

                                                                                               Three months ended
                                                                                                    March 31,
                                                                                               ------------------
                                                                                                2000        1999
                                                                                                ----        ----

Interest income:
    Interest and fees on loans............................................................   $   17,919      12,869
    Investment securities.................................................................        1,536       1,828
    Federal funds sold and other..........................................................          519          98
                                                                                             ----------   ---------
         Total interest income............................................................       19,974      14,795
                                                                                             ----------   ---------
Interest expense:
    Deposits:
      Interest-bearing demand.............................................................          319         268
      Savings.............................................................................        2,351       1,806
      Time deposits of $100 or more.......................................................          994         741
      Other time deposits.................................................................        3,811       2,579
    Promissory note payable and short-term borrowings.....................................          154         108
                                                                                              ---------   ---------
         Total interest expense...........................................................        7,629       5,502
                                                                                              ---------   ---------
         Net interest income..............................................................       12,345       9,293
Provision for loan losses.................................................................          342          90
                                                                                              ---------   ---------
         Net interest income after provision for loan losses..............................       12,003       9,203
                                                                                              ---------   ---------
Noninterest income:
    Service charges on deposit accounts and customer service fees.........................          882         730
    (Loss) gain on sales of securities, net...............................................         (177)         86
    Other income..........................................................................          442         339
                                                                                              ---------   ---------
         Total noninterest income.........................................................        1,147       1,155
                                                                                              ---------   ---------
Noninterest expense:
    Salaries and employee benefits........................................................        3,102       2,295
    Occupancy, net of rental income.......................................................          742         561
    Furniture and equipment...............................................................          441         402
    Advertising and business development..................................................           68          64
    Postage, printing and supplies........................................................          195         185
    Data processing fees..................................................................          944         719
    Legal, examination and professional fees..............................................        1,203       1,103
    Communications........................................................................          132         154
    Gain on sales of other real estate, net of expenses...................................          (14)         --
    Amortization of intangibles associated with the purchase of subsidiaries..............          307         202
    Guaranteed preferred debentures.......................................................          993         993
    Other.................................................................................          595         828
                                                                                              ---------   ---------
         Total noninterest expense........................................................        8,708       7,506
                                                                                              ---------   ---------
         Income before provision for income tax expense...................................        4,442       2,852
Provision for income tax expense..........................................................        1,433       1,221
                                                                                              ---------   ---------
         Net income ......................................................................    $   3,009       1,631
                                                                                              =========   =========

Earnings per common share:
    Basic.................................................................................    $    0.53        0.29
    Diluted...............................................................................         0.53        0.28
                                                                                              =========   =========

Weighted average common stock outstanding (in thousands)..................................        5,630       5,721
                                                                                              =========   =========


The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST BANKS AMERICA, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               AND COMPREHENSIVE INCOME - (UNAUDITED)
                   Three months ended March 31, 2000 and 1999 and
                      nine months ended December 31, 1999
             (dollars expressed in thousands, except per share data)

                                                                                                              Accu-
                                                                                                             mulated
                                                                                                              other
                                                                                                             compre-    Total
                                                   Class B               Compre-                Common       hensive   stock-
                                         Common    common    Capital     hensive   Retained    treasury      income   holders'
                                          stock     stock    surplus     income    earnings      stock       (loss)    equity
                                          -----     -----    -------     ------    --------      -----       ------    ------

Consolidated balances,
   December 31, 1998....................  $ 581     375     68,743                  5,693     (10,088)          541    65,845
Three months ended March 31, 1999:
   Comprehensive income:
    Net income..........................     --      --         --       1,631      1,631          --            --     1,631
    Other comprehensive income, net
      of tax - unrealized losses on
      securities, net of reclassi-
      fication adjustment (1)...........     --      --         --        (836)        --          --          (836)     (836)
                                                                         -----
    Comprehensive income................                                   795
                                                                         =====
   Repurchases of common stock..........     --      --         --                     --          (1)           --        (1)
                                          -----     ---     ------                 ------     -------        ------    ------
Consolidated balances, March 31, 1999...    581     375     68,743                  7,324     (10,089)         (295)   66,639
Nine months ended December 31, 1999:
   Comprehensive income:
    Net income..........................     --      --         --       7,839      7,839          --            --     7,839
    Other comprehensive income, net
      of tax - unrealized losses on
      securities, net of reclassi-
      fication adjustment (1)...........     --      --         --      (1,716)        --          --        (1,716)   (1,716)
                                                                         -----
    Comprehensive income................                                 6,123
                                                                         =====
   Reduction of deferred tax asset
      valuation allowance...............     --      --        981                     --          --            --       981
   Compensation paid in stock...........     --      --         36                     --          --            --        36
   Repurchases of common stock..........     --      --         --                     --      (1,280)           --    (1,280)
                                          -----     ---     ------                 ------     -------        ------    ------
Consolidated balances,
    December 31, 1999...................    581     375     69,760                 15,163     (11,369)       (2,011)   72,499
Three months ended March 31, 2000:
   Comprehensive income:
    Net income..........................     --      --         --       3,009      3,009          --            --     3,009
    Other comprehensive income, net
      of tax - unrealized gains on
      securities, net of reclassi-
      fication adjustment (1)...........     --      --         --         527         --          --           527       527
                                                                         -----
    Comprehensive income................                                 3,536
                                                                         =====
   Repurchases of common stock..........     --      --         --                     --        (880)           --      (880)
                                          -----     ---     ------                 ------     -------        ------    ------
Consolidated balances, March 31, 2000...  $ 581     375     69,760                 18,172     (12,249)       (1,484)   75,155
                                          =====     ===     ======                 ======     =======        ======    ======

(1)      Disclosure of reclassification adjustment:

                                                                                         Three months ended  Nine months ended
                                                                                              March 31,        December 31,
                                                                                          ----------------   -----------------
                                                                                            2000      1999         1999
                                                                                            ----      ----         ----

    Unrealized gains (losses) arising during the period................................  $   412      (780)       (1,659)
    Less reclassification adjustment for (losses) gains included in net income.........     (115)       56            57
                                                                                         -------     -----       -------
    Unrealized gains (losses) on investment securities................................   $   527      (836)       (1,716)
                                                                                         =======     =====        ======

The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST BANKS AMERICA, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                        (dollars expressed in thousands)

                                                                                                 Three months ended
                                                                                                      March 31,
                                                                                                  -----------------
                                                                                                  2000         1999
                                                                                                  ----         ----
Cash flows from operating activities:
    Net income............................................................................   $    3,009        1,631
    Adjustments to reconcile net income to cash provided by operating activities:
        Depreciation, amortization and accretion, net.....................................          542          449
        Provision for loan losses.........................................................          342           90
        Provision for income tax expense..................................................        1,433        1,221
        Payments of income taxes..........................................................         (160)         (66)
        Loss (gain) on sales of securities, net...........................................          177          (86)
        Decrease in accrued interest receivable...........................................          219          439
        Interest accrued on liabilities...................................................        7,629        5,502
        Payments of interest on liabilities...............................................       (7,253)      (5,503)
        Other operating activities, net...................................................         (830)        (998)
                                                                                             ----------    ---------
              Net cash provided by operating activities...................................        5,108        2,679
                                                                                             ----------    ---------

Cash flows from investing activities:
    Cash paid for acquired entities, net of cash and cash equivalents received............       (2,709)     (17,244)
    Proceeds from sales of investment securities..........................................        4,592       21,097
    Maturities of investment securities available for sale................................       30,754       16,194
    Maturities of investment securities held to maturity..................................            6            6
    Purchases of investment securities available for sale.................................      (28,194)      (7,297)
    Net increase in loans.................................................................       (5,819)     (34,403)
    Recoveries of loans previously charged-off............................................          521          834
    Purchases of bank premises and equipment..............................................         (711)        (173)
    Proceeds from sales of other real estate..............................................           74          120
    Other investing activities, net.......................................................         (172)        (143)
                                                                                             ----------    ---------
              Net cash used in investing activities.......................................       (1,658)     (21,009)
                                                                                             ----------    ---------

Cash flows from financing activities:
    Other increases (decreases) in deposits:
      Demand and savings deposits.........................................................        9,873        1,135
      Time deposits.......................................................................       38,594       (7,838)
    (Decrease) increase in federal funds purchased and other short-term borrowings........       (6,000)      12,200
    Increase (decrease) in securities sold under agreements to repurchase.................        4,236         (940)
    Increase in promissory note payable...................................................        9,200           --
    Repurchases of common stock for treasury..............................................         (880)          (1)
                                                                                             ----------    ---------
              Net cash provided by financing activities...................................       55,023        4,556
                                                                                             ----------    ---------
              Net increase (decrease) in cash and cash equivalents........................       58,473      (13,774)
Cash and cash equivalents, beginning of period............................................       44,566       46,313
                                                                                             ----------    ---------
Cash and cash equivalents, end of period..................................................   $  103,039       32,539
                                                                                             ==========    =========

Noncash investing and financing activities:
    Loans transferred to other real estate................................................   $       75           --
                                                                                             ==========    =========



The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST BANKS AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

         The accompanying consolidated financial statements of First Banks America, Inc. and subsidiaries (FBA or the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 1999 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and conform to predominant practices within the banking industry. Management of FBA has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         The consolidated financial statements include the accounts of the parent company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 1999 amounts have been made to conform with the 2000 presentation.

         FBA is majority owned by First Banks, Inc., St. Louis, Missouri (First Banks). Accordingly, First Banks has effective control over the management and policies of FBA and the election of its directors. At March 31, 2000 and December 31, 1999, First Banks' ownership interest in FBA was 84.10% and 83.37%, respectively.

         FBA operates through four wholly owned banking subsidiaries: First Bank Texas N.A., headquartered in Houston, Texas (FB Texas); First Bank of California, headquartered in Roseville, California (FB California); Redwood Bank, headquartered in San Francisco, California (Redwood Bank); and Lippo Bank, headquartered in San Francisco, California (Lippo Bank), collectively referred to as the Subsidiary Banks.

 (2)     ACQUISITIONS

         On February 29, 2000, FBA completed its acquisition of Lippo Bank, San Francisco, California, in exchange for $17.2 million in cash. Lippo Bank operates three banking locations in San Francisco, San Jose and Los Angeles, California. The acquisition was funded from available cash of $9.2 million and from an advance of $8.0 million under FBA's $20.0 million revolving note payable to First Banks (Note Payable) as further discussed in Note 4 to the consolidated financial statements. At the time of the transaction, Lippo Bank had $85.3 million in total assets, $40.9 million in loans, net of unearned discount, $37.4 million in investment securities and $76.4 million in total deposits. This transaction was accounted for using the purchase method of accounting. The excess of the cost over the fair value of the net assets acquired was approximately $5.5 million and is being amortized over 15 years. Lippo Bank will be merged into FB California.

 (3)     EARNINGS PER COMMON SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods indicated:

                                                                                Income         Shares      Per share
                                                                              (numerator)   (denominator)   amount
                                                                              -----------   -------------   ------
                                                                     (dollars expressed in thousands, except per share data)

         Three months ended March 31, 2000:
              Basic EPS-- income available to common stockholders..........     $3,009         5,630        $ 0.53
                                                                                                            ======
              Effect of dilutive securities-- stock options................         --             5
                                                                                ------        ------
              Diluted EPS-- income available to common stockholders........     $3,009         5,635        $ 0.53
                                                                                ======        ======        ======

         Three months ended March 31, 1999:
              Basic EPS-- income available to common stockholders..........     $1,631         5,721        $ 0.29
                                                                                                            ======
              Effect of dilutive securities-- stock options................         --             5
                                                                                ------        ------
              Diluted EPS-- income available to common stockholders........     $1,631         5,726        $ 0.28
                                                                                ======        ======        ======

 (4)     TRANSACTIONS WITH RELATED PARTIES

         FBA purchases certain services and supplies from or through First Banks. FBA's financial position and operating results could significantly differ from those that would be obtained if FBA's relationship with First Banks did not exist. In addition, fees payable to First Banks, its affiliates and First Services, L.P. generally increase as FBA expands through acquisitions and internal growth, reflecting the higher levels of service needed to operate the Subsidiary Banks.

         First Banks provides management services to FBA and its Subsidiary Banks. Management services are provided under management fee agreements whereby FBA compensates First Banks on an hourly basis for its use of personnel for various functions including internal audit, loan review, income tax preparation and assistance, accounting, asset/liability management and investment services, loan servicing and other management and administrative services. Fees paid under these agreements were $828,000 and $682,000 for the three months ended March 31, 2000 and 1999, respectively. The fees paid for management services are at least as favorable as could have been obtained from unaffiliated third parties.

         Because of the affiliation with First Banks and the geographic proximity of certain of their California offices, FBA shares the cost of certain personnel and services used by FBA and First Banks. This includes the salaries and benefits of certain loan and administrative personnel. The allocation of the shared costs is charged and/or credited under the terms of cost sharing agreements. Because this involves distributing essentially fixed costs over a larger asset base, it allows each bank to receive the benefit of personnel and services at a reduced cost. Fees paid under these agreements were $190,000 and $212,000 for the three months ended March 31, 2000 and 1999, respectively.

         First Services L.P., a limited partnership indirectly owned by First Banks' Chairman and his adult children, provides data processing and various related services to FB Texas and FB California under the terms of data processing agreements. Fees paid under these agreements were $841,000 and $686,000 for the three months ended March 31, 2000 and 1999, respectively. The fees paid for data processing services are at least as favorable as could have been obtained from unaffiliated third parties.

         FBA's Subsidiary Banks had $82.7 million and $88.2 million in whole loans and loan participations outstanding at March 31, 2000 and December 31, 1999, respectively, that were purchased from banks affiliated with First Banks. In addition, FBA's Subsidiary Banks had sold $314.0 million and $302.9 million in whole loans and loan participations to affiliates of First Banks at March 31, 2000 and December 31, 1999, respectively. These loans and loan participations were acquired and sold at interest rates and terms prevailing at the dates of their purchase or sale and under standards and policies followed by FBA's Subsidiary Banks.

         FBA has a $20.0 million revolving Note Payable to First Banks. The borrowings under the Note Payable bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. The outstanding principal and accrued interest under the Note Payable is due and payable on October 31, 2001. At March 31, 2000, the outstanding borrowings under the Note Payable were $9.2 million. There were no amounts outstanding under the Note Payable at December 31, 1999. The interest expense incurred by FBA on the Note Payable was $61,000 for the three months ended March 31, 2000.

(5)      REGULATORY CAPITAL

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

         Quantitative measures established by regulation to ensure capital adequacy require FBA and the Subsidiary Banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of March 31, 2000, FBA and the Subsidiary Banks were each well capitalized.

         As of March 31, 2000, the most recent notification from FBA's primary regulator categorized FBA and the Subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, FBA and the Subsidiary Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.

         At March 31, 2000 and December 31, 1999, FBA's and the Subsidiary Banks' required and actual capital ratios were as follows:

                                                                                                     To be well
                                                             Actual              For capital      capitalized under
                                                   --------------------------
                                                   March 31,     December 31,     adequacy        prompt corrective
                                                     2000           1999          purposes        action provisions
                                                     ----           ----          --------        -----------------

         Total capital (to risk-weighted assets):
             FBA..................................   11.81%        13.08%            8.0%               10.0%
             FB Texas.............................   12.25         12.42             8.0                10.0
             FB California........................   11.03         10.81             8.0                10.0
             Redwood Bank.........................   11.09         11.17             8.0                10.0
             Lippo Bank (1).......................   13.61           --              8.0                10.0

         Tier 1 capital (to risk-weighted assets):
             FBA..................................    8.29%         9.34%            4.0%                6.0%
             FB Texas.............................   11.00         11.17             4.0                 6.0
             FB California........................    9.77          9.56             4.0                 6.0
             Redwood Bank.........................    9.97         10.15             4.0                 6.0
             Lippo Bank (1).......................   12.36           --              4.0                 6.0

         Tier 1 capital (to average assets):
             FBA..................................    7.95%         8.94%            3.0%                5.0%
             FB Texas.............................   10.27         10.39             3.0                 5.0
             FB California........................    9.69          9.95             3.0                 5.0
             Redwood Bank.........................    8.47          8.48             3.0                 5.0
             Lippo Bank (1).......................    7.93           --              3.0                 5.0

----------------
(1) Lippo Bank was acquired by FBA on February 29, 2000.


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






                                                      FB California               Redwood Bank (1)          Lippo Bank (2)
                                               --------------------------   ----------------------------    --------------
                                                March 31,   December 31,      March 31,    December 31,        March 31,
                                                  2000           1999           2000           1999              2000
                                                  ----           ----           ----           ----              ----
                                                                        (dollars expressed in thousands)

Balance sheet information:

Investment securities.......................    $   25,142        20,743        27,485        37,539             31,944
Loans, net of unearned discount.............       380,446       379,632       142,228       138,902             41,148
Total assets................................       471,257       431,838       193,928       199,988             98,355
Deposits....................................       406,058       367,563       167,110       173,703             76,431
Stockholders' equity........................        49,191        47,990        24,612        24,275             17,273
                                                ==========    ==========    ==========    ==========         ==========




                                                      FB California              Redwood Bank (1)           Lippo Bank (2)
                                                 ----------------------         -------------------         --------------
                                                   Three months ended           Three months ended            Month ended
                                                        March 31,                    March 31,                 March 31,
                                                 ----------------------         -------------------         --------------
                                                  2000             1999         2000           1999              2000
                                                  ----             ----         ----           ----              ----
                                                                        (dollars expressed in thousands)

Income statement information:

Interest income.............................    $    9,758         8,000         3,933         1,180                534
Interest expense............................         3,511         3,079         1,574           442                216
                                                ----------    ----------    ----------    ----------         ----------
       Net interest income..................         6,247         4,921         2,359           738                318
Provision for loan losses...................            90            60           132            --                 --
                                                ----------    ----------    ----------    ----------         ----------
       Net interest income after
         provision for loan losses..........         6,157         4,861         2,227           738                318
                                                ----------    ----------    ----------    ----------         ----------
Noninterest income..........................           676           609          (118)           26                116
Noninterest expense.........................         3,615         3,699         1,500           438                442
                                                ----------    ----------    ----------    ----------         ----------
       Income before provision (benefit)
         for income tax expense.............         3,218         1,771           609           326                 (8)
Provision (benefit) for income tax expense..         1,270           787           324           164                 (7)
                                                ----------    ----------    ----------    ----------         ----------
       Net income...........................    $    1,948           984           285           162                 (1)
                                                ==========    ==========    ==========    ==========         ==========

-----------------
(1) Redwood Bank was acquired by FBA on March 4, 1999.
(2) Lippo Bank was acquired by FBA on February 29, 2000 and will be merged into FB California during the second quarter of 2000.
(3) Corporate and other includes $645,000 of guaranteed preferred debentures expense, after applicable income tax benefit of $348,000 for the three months ended March 31, 2000 and 1999.





                  FB Texas                           Corporate and other (3)                      Consolidated total
       -------------------------------           -------------------------------            -----------------------------
          March 31,      December 31,             March 31,        December 31,              March 31,       December 31,
           2000              1999                   2000               1999                    2000                1999
           ----              ----                   ----               ----                    ----                ----
                                                   (dollars expressed in thousands)



            26,152           30,439                    4,075             3,817                  114,798           92,538
           214,473          213,731                       --                (2)                 778,295          732,263
           291,625          278,988                    7,123             9,893                1,062,288          920,707
           255,517          244,248                     (179)           (5,491)                 904,937          780,023
            30,827           30,338                  (46,748)          (30,104)                  75,155           72,499
        ==========        =========                =========          ========               ==========        =========




                  FB Texas                           Corporate and other (3)                       Consolidated total
           ----------------------                  --------------------------                  -------------------------
             Three months ended                        Three months ended                          Three months ended
                  March 31,                                 March 31,                                   March 31,
           ----------------------                  --------------------------                  -------------------------
           2000              1999                   2000                 1999                  2000                 1999
           ----              ----                   ----                 ----                  ----                 ----
                                                   (dollars expressed in thousands)



             5,668            5,542                       81                73                   19,974           14,795
             2,289            2,162                       39              (181)                   7,629            5,502
        ----------        ---------                ---------          --------               ----------         --------
             3,379            3,380                       42               254                   12,345            9,293
               120               30                       --                --                      342               90
        ----------        ---------                ---------          --------               ----------         --------

             3,259            3,350                       42               254                   12,003            9,203
        ----------        ---------                ---------          --------               ----------         --------
               491              543                      (18)              (23)                   1,147            1,155
             2,109            2,279                    1,042             1,090                    8,708            7,506
        ----------        ---------                ---------          --------               ----------         --------

             1,641            1,614                   (1,018)             (859)                   4,442            2,852
               587              555                     (741)             (285)                   1,433            1,221
        ----------        ---------                ---------          --------               ----------         --------
             1,054            1,059                     (277)             (574)                   3,009            1,631
        ==========        =========                =========          ========               ==========         ========


 ITEM 2  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

         The discussion set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to the financial condition, results of operations and business of FBA. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on FBA, including but not limited to fluctuations in interest rates and in the economy; the impact of laws and regulations applicable to FBA and changes therein; competitive conditions in the markets in which FBA conducts its operations, including competition from banking and non-banking companies with substantially greater resources than FBA, some of which may offer and develop products and services not offered by FBA; the ability of FBA to control the composition of the loan portfolio without adversely affecting interest income; and the ability of FBA to respond to changes in technology. With regard to FBA's efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include the potential for higher than acceptable operating costs arising from the geographic dispersion of the offices of FBA, as compared with competitors operating solely in contiguous markets; the competition of larger acquirers with greater resources than FBA; fluctuations in the prices at which acquisition targets may be available for sale and in the market for FBA's securities; and the potential for difficulty or unanticipated costs in realizing the benefits of particular acquisition transactions. Readers of the Form 10-Q should therefore not place undue reliance on forward-looking statements.

                                     General

         FBA is a registered bank holding company incorporated in Delaware and headquartered in St. Louis County, Missouri. At March 31, 2000, FBA had $1.06 billion in total assets, $778.3 million in total loans, net of unearned discount, $904.9 million in total deposits and $75.2 million in total stockholders' equity. FBA operates through four wholly owned bank subsidiaries, First Bank Texas N.A., headquartered in Houston, Texas (FB Texas); First Bank of California, headquartered in Roseville, California (FB California); Redwood Bank, headquartered in San Francisco, California (Redwood Bank); and Lippo Bank, headquartered in San Francisco, California (Lippo Bank), collectively referred to as the Subsidiary Banks.

         Through  the  Subsidiary   Banks'  17  banking  locations  in  northern
California, one banking location in southern California and six banking locations in the greater Houston and Dallas, Texas areas, FBA offers a broad range of commercial and personal banking services, including certificate of deposit accounts, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial and financial, commercial and residential real estate, real estate construction and development and consumer loans. Other financial services include mortgage banking, credit and debit cards, brokerage services, credit-related insurance, automatic teller machines, telephone banking, safe deposit boxes, trust and private banking services and cash management services.

         FBA centralizes overall corporate policies, procedural and administrative functions and operational support functions for the Subsidiary Banks. Primary responsibility for managing the Subsidiary Banks remains with the officers and directors.

         The following table summarizes selected data about the Subsidiary Banks at March 31, 2000:

                                                                                        Loans, net of
                                                             Number of          Total      unearned        Total
                                                             Locations         assets      discount       deposits
                                                             ---------         ------      --------       --------
                                                                                 (dollars expressed in thousands)

           FB California.................................       11          $ 471,257       380,446       406,058
           FB Texas......................................        6            291,625       214,473       255,517
           Redwood Bank..................................        4            193,928       142,228       167,110
           Lippo Bank....................................        3             98,355        41,148        76,431
                                                               ===          =========       =======       =======

                               Financial Condition

         FBA's total assets were $1.06 billion and $920.7 million at March 31, 2000 and December 31, 1999, respectively. The increase in total assets is primarily attributable to FBA's acquisition of Lippo Bank, which provided assets of $85.3 million. Offsetting this increase and providing an additional source of funds for continued internal loan growth was a reduction in investment securities of $15.1 million, after consideration of the investment securities of $37.4 million provided by Lippo Bank, to $114.8 million at March 31, 2000 from $92.5 million at December 31, 1999. In addition, total deposits, excluding the deposits provided by the acquisition of Lippo Bank, increased by $48.5 million to $904.9 million at March 31, 2000. The funds generated from the deposit growth were temporarily invested in cash and cash equivalents. Furthermore, FBA's note payable increased to $9.2 million at March 31, 2000 and is reflective of FBA's advance under its $20 million revolving note payable to First Banks utilized to fund the Lippo Bank acquisition. See Notes 2 and 4 to the accompanying consolidated financial statements.

         During the three months ended March 31, 2000, FBA purchased $880,000 of its common stock for treasury at an average cost of $17.95 per share. FBA utilized available cash to fund its repurchases of common stock. In 1998, FBA's Board of Directors authorized a fourth stock repurchase program allowing for the purchase of an additional 5% of common stock for treasury representing approximately 261,418 shares of common stock. At March 31, 2000, FBA has purchased an aggregate total of 773,396 common shares for treasury and could purchase approximately 43,000 additional shares under the existing authorization. In addition, on April 28, 2000, FBA's Board of Directors approved a fifth stock repurchase program allowing for the repurchase of an additional 5% of common stock for treasury representing 277,891 shares of common stock.


                              Results of Operations

Net Income

         Net income was $3.01 million, or $0.53 per share on a diluted basis, for the three months ended March 31, 2000, compared to $1.63 million, or $0.28 per share on a diluted basis, for the comparable period in 1999. The earnings progress was primarily driven by increased net interest income generated from the acquisitions of Lippo Bank and Redwood Bank, an increase in interest rates and internal loan growth. In addition, FB California's net income increased by $900,000 to $1.9 million from $984,000 for the three months ended March 31, 2000 and 1999, respectively. This increase is reflective of the progress FBA has made in the last year in assimilating the cultures of several acquired banks into FB California to create a single effective banking franchise.

         The increase in net interest income for the three months ended March 31, 2000 was partially offset by increased operating expenses and an increase in the provision for loan losses as further discussed under "--Provision for Loan Losses." The increased operating expenses are primarily attributable to the operating expenses of Lippo Bank and Redwood Bank subsequent to their respective acquisition dates, increased salaries and employee benefit expenses, increased data processing fees and increased amortization of intangibles associated with the purchase of subsidiaries.

Net Interest Income

         Net interest income was $12.3 million, or 5.59% of average interest-earning assets, for the three months ended March 31, 2000, in comparison to $9.3 million, or 5.44% of average interest-earning assets, for the comparable period in 1999. The improved net interest income is primarily attributable to the net interest-earning assets provided by the acquisitions of Lippo Bank and Redwood Bank, internal loan growth and an increase in the prime lending rate.

         The improved yield earned on the interest-earning assets was partially offset by an increased rate paid on interest-bearing liabilities. For the three months ended March 31, 2000 and 1999, the aggregate weighted average rate paid on the deposit portfolio was 4.33% and 4.09%, respectively, reflecting FBA's increased rates paid to provide a funding source for continued loan growth, an increase in interest-bearing deposits provided by the acquisitions of Lippo Bank and Redwood Bank and internal growth. In addition, the aggregate weighted average rate paid on promissory notes payable and short-term borrowings was 5.78% and 5.85%, respectively, reflecting an increase in the average balance of the revolving note payable to First Banks utilized to fund the acquisition of Lippo Bank. The revolving note payable bears interest at one quarter percent less than the prime lending rate and represents a higher-cost funding source, thus contributing to the increase in the aggregate weighted average rate paid on these financial instruments.

         The following table sets forth certain information relating to FBA's average balance sheets, and reflects the average yield earned on interest-bearing assets, the average cost of interest-bearing liabilities and the resulting net interest income for the periods indicated.

                                                                               Three months ended March 31,
                                                               ----------------------------------------------------------
                                                                            2000                          1999
                                                               -----------------------------   --------------------------
                                                                          Interest                       Interest
                                                                Average    income/   Yield/    Average    income/  Yield/
                                                                balance    expense    rate     balance    expense   rate
                                                                -------    -------    ----     -------    -------   ----
                                                                             (dollars expressed in thousands)
                            ASSETS
                            ------

Interest-earning assets:
    Loans (1) (2) (3) (4)...................................    $ 752,852    17,919   9.57%   $567,101    12,869    9.20%
    Investment securities (3) ..............................       97,890     1,536   6.31     118,265     1,828    6.27
    Federal funds sold......................................       36,315       503   5.57       7,285        87    4.84
    Other ..................................................          685        16   9.39         436        11   10.23
                                                                ---------   -------           --------    ------
         Total interest-earning assets......................      887,742    19,974   9.05     693,087    14,795    8.66
                                                                            -------                       ------
Nonearning assets...........................................       88,023                       82,394
                                                                ---------                     --------
         Total assets.......................................    $ 975,765                     $775,481
                                                                =========                     ========

                        LIABILITIES AND
                     STOCKHOLDERS' EQUITY
                     --------------------

Interest-bearing liabilities:
    Interest-bearing demand deposits........................    $  90,182       319   1.42%   $ 72,191       268    1.51%
    Savings deposits........................................      241,412     2,351   3.92     204,270     1,806    3.59
    Time deposits of $100 or more...........................       74,520       994   5.36      57,420       741    5.23
    Other time deposits.....................................      288,660     3,811   5.31     201,375     2,579    5.19
                                                                ---------   -------           --------    ------
         Total interest-bearing deposits....................      694,774     7,475   4.33     535,256     5,394    4.09
    Promissory note payable and short-term borrowings.......       10,712       154   5.78       7,481       108    5.85
                                                                ---------   -------           --------    ------
         Total interest-bearing liabilities.................      705,486     7,629   4.35     542,737     5,502    4.11
                                                                            -------                       ------
Noninterest-bearing liabilities:
    Demand deposits.........................................      135,097                      104,133
    Other liabilities.......................................       59,726                       54,138
                                                                ---------                     --------
         Total liabilities..................................      900,309                      701,008
Stockholders' equity........................................       75,456                       74,473
                                                                ---------                     --------
         Total liabilities and stockholders' equity.........    $ 975,765                     $775,481
                                                                =========                     ========
Net interest income.........................................                 12,345                        9,293
                                                                            =======                       ======
Interest rate spread........................................                          4.70                          4.55
Net interest margin.........................................                          5.59%                         5.44%
                                                                                      ====                          ====

------------------------
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)  Interest income on loans includes loan fees.
(3)  FBA has no tax-exempt income.
(4)  Includes the effects of interest rate exchange agreements.

Provision for Loan Losses

         The provision for loan losses was $342,000 and $90,000 for the three months ended March 31, 2000 and 1999, respectively. The increase in the provision for loan losses is primarily attributable to the continued growth and changing composition of the loan portfolio combined with an increase in loan charge-offs and a reduction in loan recoveries. Loan charge-offs were $642,000 for the three months ended March 31, 2000, in comparison to $480,000 for the comparable period in 1999. This increase in loan charge-offs is reflective of overall growth, both internal and through acquisitions, in the loan portfolio and increased risk associated with the continued change in the composition of the loan portfolio. For the three months ended March 31, 2000, loan charge-offs included a charge-off of $457,000 on a single loan purchased from an affiliated bank. Loan recoveries decreased to $521,000 for the three months ended March 31, 2000 from $834,000 for the comparable period in 1999, reflecting lower charge-off experience in recent years, which reduced the amount of recovery opportunities. The acquisitions of Lippo Bank, completed on February 29, 2000, and Redwood Bank, completed on March 4, 1999, provided $799,000 and $1.5 million, respectively, in additional allowance for loan losses.

         Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under "--Loans and Allowance for Loan Losses."

Noninterest Income

         Noninterest income was $1.1 million and $1.2 million for the three months ended March 31, 2000 and 1999, respectively. Noninterest income consists primarily of service charges on deposit accounts and customer service fees.

         Service charges on deposit accounts and customer service fees increased to $882,000 from $730,000 for the three months ended March 31, 2000 and 1999, respectively. The increase in service charges corresponds to the increase in deposit balances provided by internal growth, the acquisitions of Lippo Bank and Redwood Bank and the additional services available and utilized by FBA's expanding base of retail and corporate customers.

         Noninterest income for the three months ended March 31, 2000 also included a net loss on the sale of available-for-sale investment securities of $177,000, in comparison to a net gain on the sale of available-for-sale investment securities of $86,000 for the comparable period in 1999. The net loss resulted from sales of certain investment securities held by acquired institutions that did not meet FBA's overall investment objectives, whereas the net gain resulted from sales of certain investment securities to facilitate the funding of FBA's loan growth.

         Other income was $442,000 and $339,000 for the three months ended March 31, 2000 and 1999, respectively. The primary components of the increase are attributable to increased income earned on FBA's investment in bank-owned life insurance and increased earnings associated with FBA's official check processing program. Under this program, FBA earns a fee based upon the amount of official checks issued and outstanding.

Noninterest Expense

         Noninterest expense increased by $1.2 million to $8.7 million from $7.5 million for the three months ended March 31, 2000 and 1999, respectively. The increase is reflective of: (a) the noninterest expense of Lippo Bank and Redwood Bank subsequent to their respective acquisition dates, including certain nonrecurring expenses associated with those acquisitions; (b) increased salaries and employee benefit expenses; (c) increased data processing fees; and (d) increased amortization of intangibles associated with the purchase of subsidiaries. The overall increase in noninterest expense was partially offset by a decrease in other expense.

         Salaries and employee benefits were $3.1 million and $2.3 million for the three months ended March 31, 2000 and 1999, respectively. The increase is attributable to the acquisitions of Lippo Bank and Redwood Bank and is also reflective of the competitive environment in the employment market that has resulted in a higher demand for limited resources, thus escalating industry salary and employee benefit costs associated with employing and retaining qualified personnel.

         Data processing fees were $944,000 and $719,000 for the three months ended March 31, 2000 and 1999, respectively. The increased data processing fees are attributable to growth and technological advancements consistent with FBA's product and services offerings, upgrades to technological equipment, networks and communication channels and external third-party data processing fees associated with Lippo Bank.

         Amortization of intangibles associated with the purchase of subsidiaries increased by $105,000 to $307,000 from $202,000 for the three months ended March 31, 2000 and 1999, respectively. The increase is attributable to the amortization of the cost in excess of the fair value of the net assets acquired of Lippo Bank and Redwood Bank, which were acquired in February 2000 and March 1999, respectively.

         Other expense decreased by $233,000 to $595,000 from $828,000 for the three months ended March 31, 2000 and 1999, respectively. Other expense is comprised of numerous general administrative expenses including but not limited to travel, meals and entertainment, freight and courier services, correspondent bank charges and sales taxes. The overall decrease in such expenditures is reflective of management's continued efforts to control these costs.

Provision for Income Tax Expense

         The provision for income tax expense was $1.4 million and $1.2 million for the three months ended March 31, 2000 and 1999, representing an effective income tax rate of 32.7% and 42.8%, respectively. The decrease in the effective income tax rate is primarily attributable to a reduction in the deferred tax asset valuation reserve of $404,000 related to the utilization of net operating losses associated with a previously acquired entity.

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

                                                            March 31, 2000           December 31, 1999
                                                          ------------------        --------------------
                                                          Notional    Credit        Notional     Credit
                                                           amount    exposure        amount     exposure
                                                           ------    --------        ------     --------
                                                                 (dollars expressed in thousands)

         Interest rate swap agreements - pay
           adjustable rate, receive fixed rate.........   $120,000        177        120,000         614
         Interest rate swap agreements - pay
           adjustable rate, receive adjustable rate....         --         --         75,000          --
         Interest rate cap agreement...................     10,000          4         10,000          26
                                                          ========       ====       ========       =====

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

         During 1998, FBA entered into $65.0 million notional amount interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with its funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. These swap agreements initially provided for FBA to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the 90-day London Interbank Offering Rate (LIBOR). In March 2000, the terms of the swap agreements were modified such that FBA currently pays an adjustable rate of interest equivalent to the daily weighted average prime lending rate minus 2.705%. The terms of these swap agreements provide for FBA to pay quarterly and receive payment semiannually. The amount receivable by FBA under these swap agreements was $374,000 and $805,000 at March 31, 2000 and December 31, 1999, respectively, and the amount payable by FBA under these swap agreements was $187,000 and $185,000 at March 31, 2000 and December 31, 1999, respectively.

         During May 1999, FBA entered into $75.0 million notional amount interest rate swap agreements with the objective of stabilizing the net interest margin during the six-month period surrounding the Year 2000 century date change. These swap agreements provided for FBA to receive an adjustable rate of interest equivalent to the daily weighted average 30-day LIBOR and pay an adjustable rate of interest equivalent to the daily weighted average prime lending rate minus 2.665%. The terms of these swap agreements, which had an effective date of October 1, 1999 and a maturity date of March 31, 2000, provided for FBA to pay and receive interest on a monthly basis. In January 2000, FBA determined these swap agreements were no longer necessary based upon the results of the Year 2000 century date change and terminated these agreements at a cost of $23,000.

         During September 1999, FBA entered into $55.0 million notional amount interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with its funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. These swap agreements provide for FBA to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.70%. The terms of these swap agreements provide for FBA to pay and receive interest on a quarterly basis. The amount receivable by FBA under these swap agreements was $38,000 at March 31, 2000 and December 31, 1999, and the amount payable by FBA under these swap agreements was $48,000 and $44,000 at March 31, 2000 and December 31, 1999, respectively.

         The maturity dates, notional amounts, interest rates paid and received and fair value of interest rate swap agreements outstanding as of March 31, 2000 and December 31, 1999 were as follows:

                                                          Notional     Interest rate     Interest rate   Fair value
                         Maturity date                     amount          paid            received      gain (loss)
                         -------------                    --------      -----------     -------------    -----------
                                                                      (dollars expressed in thousands)

         March 31, 2000:
             September 27, 2001.......................  $  40,000           6.30%             6.14%            (497)
             September 27, 2001.......................     15,000           6.30              6.14             (186)
             June 11, 2002............................     15,000           6.30              6.00             (362)
             September 16, 2002.......................     20,000           6.30              5.36             (826)
             September 18, 2002.......................     30,000           6.30              5.33           (1,268)
                                                        ---------                                          --------
                                                        $ 120,000           6.30              5.79         $ (3,139)
                                                        =========         ======            ======         ========

         December 31, 1999:
             March 31, 2000 ..........................  $  50,000           5.84%             6.45%        $     12
             March 31, 2000 ..........................     25,000           5.84              6.45                6
             September 27, 2001.......................     40,000           5.80              6.14             (365)
             September 27, 2001.......................     15,000           5.80              6.14             (137)
             June 11, 2002............................     15,000           6.12              6.00             (291)
             September 16, 2002.......................     20,000           6.12              5.36             (751)
             September 18, 2002.......................     30,000           6.14              5.33           (1,157)
                                                        ---------                                          --------
                                                        $ 195,000           5.93              6.04         $ (2,683)
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

         FBA has a $10.0 million interest rate cap agreement outstanding to limit the interest expense associated with certain interest-bearing liabilities. The interest rate cap agreement has a maturity date of May 15, 2000. At March 31, 2000, there were no unamortized costs associated with this agreement. At December 31, 1999, the unamortized costs associated with this agreement were $19,000 and were included in other assets. The net amount due to FBA under this agreement was $4,000 and $7,000 at March 31, 2000 and December 31, 1999, respectively.

                       Loans and Allowance for Loan Losses

         Interest earned on the loan portfolio represents the principal source of income for FBA and its Subsidiary Banks. Interest and fees on loans were 89.7% and 87.0% of total interest income for the three months ended March 31, 2000 and 1999, respectively. Total loans, net of unearned discount, were $778.3 million, or 73.3% of total assets, at March 31, 2000, compared to $732.3 million, or 79.5% of total assets, at December 31, 1999. The increase in loans, as summarized on the consolidated balance sheets, is primarily attributable to the acquisition of Lippo Bank, which provided loans, net of unearned discount, of $40.9 million, and the continued growth of the commercial and financial and commercial real estate mortgage loan portfolios. Commensurate with the growth in corporate lending and FBA's prescribed credit exposure guidelines for extending credit to an individual borrower, loan participations sold to and purchased from banks affiliated with First Banks were $314.0 million and $82.7 million at March 31, 2000, respectively, in comparison to $302.9 million and $88.2 million at December 31, 1999, respectively. See Note 2 to the accompanying consolidated financial statements for a further discussion of transactions with related parties.

         FBA's nonperforming assets include nonaccrual loans, restructured loans
and  other  real  estate.   The  following  table  presents  the  categories  of
nonperforming assets and certain ratios as of the dates indicated:

                                                                                         March 31,     December 31,
                                                                                           2000            1999
                                                                                           ----            ----
                                                                                    (dollars expressed in thousands)

         Nonperforming loans........................................................   $    2,947          3,337
         Other real estate, net.....................................................           75             60
                                                                                       ----------       --------
                  Total nonperforming assets........................................   $    3,022          3,397
                                                                                       ==========       ========

         Loans, net of unearned discount............................................   $  778,295        732,263
                                                                                       ==========       ========

         Loans past due:
             Over 30 days to 90 days................................................   $    5,872          2,696
             Over 90 days and still accruing........................................        1,260          2,944
                                                                                       ----------       --------
                  Total past-due loans..............................................   $    7,132          5,640
                                                                                       ==========       ========

         Allowance for loan losses to loans.........................................         2.01%          2.00%
         Nonperforming loans to loans...............................................         0.38           0.46
         Allowance for loan losses to nonperforming loans...........................       530.40         437.85
         Nonperforming assets to loans and other real estate........................         0.39           0.46
                                                                                       ==========       ========

         Nonperforming loans, consisting of loans on nonaccrual status and certain restructured loans, were $2.9 million at March 31, 2000, in comparison to $3.3 million at December 31, 1999. The decrease in nonperforming loans primarily results from a decline in nonaccrual loans at FB California, and from FBA's continued aggressive collection efforts and management's continued efforts to effectively monitor and manage the loan portfolios of acquired entities. In addition, the improvement in the ratio of the allowance for loan losses to nonperforming loans is attributable to the decline in nonperforming loans coupled with an increase in the allowance for loan losses.

         Impaired loans, consisting of loans on nonaccrual status and indirect consumer and installment loans 60 days or more past due, were $3.1 million and $3.6 million at March 31, 2000 and December 31, 1999, respectively.

         The following table presents a summary of loan loss experience for the periods indicated:

                                                                                           Three months ended
                                                                                                March 31,
                                                                                           --------------------
                                                                                           2000            1999
                                                                                           ----            ----
                                                                                    (dollars expressed in thousands)

         Allowance for loan losses, beginning of period.............................   $   14,611         12,127
             Acquired allowances for loan losses....................................          799          1,466
                                                                                       ----------       --------
                                                                                           15,410         13,593
                                                                                       ----------       --------
             Loans charged-off......................................................         (642)          (480)
             Recoveries of loans previously charged-off.............................          521            834
                                                                                       ----------       --------
             Net loan (charge-offs) recoveries......................................         (121)           354
                                                                                       ----------       --------
             Provision for loan losses..............................................          342             90
                                                                                       ----------       --------
         Allowance for loan losses, end of period...................................   $   15,631         14,037
                                                                                       ==========       ========

         The allowance for loan losses is monitored on a monthly basis. Each month, the credit administration department provides FBA's management with detailed lists of loans on the watch list and summaries of the entire loan portfolio of each Subsidiary Bank by risk rating. These are combined with analyses of changes in the risk profiles of the portfolios, changes in past-due and nonperforming loans and changes in watch list and classified loans over time. In this manner, the overall increases or decreases in the levels of risk in the portfolios are monitored continually. Factors are applied to the loan portfolios for each category of loan risk to determine acceptable levels of allowance for loan losses. These factors are derived primarily from the actual loss experience of the Subsidiary Banks and from published national surveys of norms in the industry. The calculated allowances required for the portfolios are then compared to the actual allowance balances to determine the provisions necessary to maintain the allowances at appropriate levels. In addition, management exercises judgment in its analysis of determining the overall level of the allowance for losses. In its analysis, management considers the change in the portfolio, including growth, composition and the ratio of net loans to total assets, and the economic conditions of the regions in which FBA operates. Based on this quantitative and qualitative analysis, the allowance for loan losses is adjusted. Such adjustments are reflected in the consolidated statements of income.

                                    Liquidity

         The liquidity of FBA and the Subsidiary Banks is the ability to maintain a cash flow which is adequate to fund operations, service debt obligations and meet other commitments on a timely basis. The Subsidiary Banks receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, FBA and the Subsidiary Banks may avail themselves of more volatile sources of funds through the issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed, securities sold under agreements to repurchase, borrowings from the Federal Home Loan Banks and other borrowings, including the revolving Note Payable. The aggregate funds acquired from these more volatile sources were $138.1 million and $109.9 million at March 31, 2000 and December 31, 1999, respectively.

         The following table presents the maturity structure of volatile funds, which consists of certificates of deposit of $100,000 or more, the revolving Note Payable and other short-term borrowings, at March 31, 2000:

                                                  March 31, 2000
                                                  --------------
                                         (dollars expressed in thousands)

      3 months or less..........................  $   61,228
      Over 3 through 6 months...................      29,949
      Over 6 through 12 months..................      29,234
      Over 12 months............................      17,708
                                                  ----------
        Total...................................  $  138,119
                                                  ==========

         FBA has periodically borrowed from First Banks under the revolving Note Payable. Borrowings under the revolving Note Payable have been utilized to facilitate the funding of FBA's acquisitions (including Lippo Bank), support repurchases of common stock from time to time and for other corporate purposes. The borrowings under the Note Payable bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. The principal and accrued interest under the Note Payable are due and payable on October 31, 2001. At March 31, 2000, the outstanding borrowings under the Note Payable were $9.2 million. There were no amounts outstanding under the Note Payable at December 31, 1999.

         In 1999, FB Texas and FB California established borrowing relationships with the Federal Reserve Banks in their respective districts. These borrowing relationships, which are secured by commercial loans, provide an additional liquidity facility that may be utilized for contingency purposes. At March 31, 2000, FBA's borrowing capacity under these agreements was approximately $284.2 million. In addition, the Subsidiary Banks' borrowing capacity through their relationships with the Federal Home Loan Banks was approximately $34.3 million at March 31, 2000.

         Management believes the available liquidity and operating results of the Subsidiary Banks will be sufficient to provide funds for growth and to permit the distribution of dividends to FBA sufficient to meet its operating and debt service requirements, both on a short-term and long-term basis, and to pay the distributions on the FACT Preferred Securities.

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

         FBA successfully completed all phases of its Year 2000 program (Program) within the appropriate timeframes established by the regulatory agencies. In addition, FBA did not encounter any significant business disruptions or processing problems as a result of the Year 2000 century date change. Furthermore, management is unaware of any Year 2000 issues encountered by FBA's more significant borrowers and vendors that would inhibit their ability to repay obligations or provide goods or services. The total cost of the Program was $2.2 million, comprised of capital improvements of $1.4 million and direct expenses reimbursable to First Services L.P. of $774,000. The capital improvements are being charged to expense in the form of depreciation expense or lease expense, generally over a period of 60 months. FBA incurred direct expenses related to the Program of approximately $51,000 and $135,000 for the three months ended March 31, 2000 and 1999, respectively, and $540,000 for the year ended December 31, 1999.

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

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At December 31, 1999, FBA's risk management program's simulation model indicated a loss of projected net interest income in the event of a decline in interest rates. While a decline in interest rates of less than 100 basis points was projected to have a minimal impact on the earnings of FBA, a decline in interest rates of 100 basis points indicated a projected pre-tax loss equivalent to approximately 8.0% of net interest income based on assets and liabilities at December 31, 1999. At March 31, 2000, FBA remains in an "asset-sensitive" position and thus, remains subject to a higher level of risk in a declining interest-rate environment. FBA's asset-sensitive position, coupled with the recent increases in the prime lending rate, is reflected in FBA's increased net interest income for the three months ended March 31, 2000 as further discussed under "--Results of Operations." During the three months ended March 31, 2000, FBA's asset-sensitive position and overall susceptibility to market risks have not changed significantly.

                           PART II - OTHER INFORMATION


                           ITEM 1 - LEGAL PROCEEDINGS

         Since 1996, the former majority owner of Lippo Bank and various entities with which he is associated, including Lippo Bank, have been a subject of federal investigations involving alleged financial improprieties with respect to federal election campaign laws. These alleged improprieties relate to various transactions occurring between 1988 and 1996, particularly with respect to the 1996 U.S. Presidential campaign. Lippo Bank, which has cooperated with authorities conducting the investigations, has been informed that in the event other persons or entities, which are the principal focus of the investigations, are charged in connection with these alleged improprieties, it may also be charged in either civil or criminal proceedings. All of the matters under investigation occurred years before FBA's acquisition of Lippo Bank in February 2000. In the course of negotiating the acquisition of Lippo Bank, FBA was informed of the ongoing investigations and their potential outcome, and took steps to protect itself against financial loss from this matter. These included establishment of an accrual for anticipated legal defense costs and an escrow arrangement pursuant to which Lippo Bank's former majority owner is required to indemnify FBA for certain costs. FBA, with the advice of legal counsel, believes that if any charges were to be instituted, the resolution thereof would not have a material adverse financial effect on FBA.


                   ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K



(a) The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

               Exhibit Number                           Description
               --------------                           -----------

                     27                      Article 9 - Financial Data Schedule
                                                         (EDGAR only)

(b) FBA filed no reports on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 FIRST BANKS AMERICA, INC.



                                 By: /s/ James F. Dierberg
                                     -----------------------------------------
                                         James F. Dierberg
                                         Chairman of the Board of Directors,
                                         President and Chief Executive Officer
May 10, 2000                             (Principal Executive Officer)



                                 By: /s/ Frank H. Sanfilippo
                                     -----------------------------------------
                                         Frank H. Sanfilippo
                                         Executive Vice President and
                                         Chief Financial Officer
May 10, 2000                             (Principal Financial and
                                         Accounting Officer)