Form 10-Q
period 2000-06-30
FIRST BANKS AMERICA INC
filed 2000-08-08
CIK 310979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                                 (314) 854-4600
              (Registrant's telephone number, including area code)
                         -------------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X     No
                                --------    -------


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                       Shares outstanding
                Class                                   at July 31, 2000
                -----                                  ------------------

   Common Stock, $0.15 par value                            3,085,934
   Class B Common Stock, $0.15 par value                    2,500,000

                            FIRST BANKS AMERICA, INC.

                                TABLE OF CONTENTS





                                                                                                             Page

PART I.         FINANCIAL INFORMATION

     ITEM 1.    FINANCIAL STATEMENTS - (UNAUDITED):

                CONSOLIDATED BALANCE SHEETS.........................................................           1

                CONSOLIDATED STATEMENTS OF INCOME...................................................           3

                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    AND COMPREHENSIVE INCOME........................................................           4

                CONSOLIDATED STATEMENTS OF CASH FLOWS...............................................           5

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................................           6

     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.......................................................          12

     ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................          21

PART II.        OTHER INFORMATION

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K....................................................          22

SIGNATURES..........................................................................................          23


                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                            FIRST BANKS AMERICA, INC.

                    CONSOLIDATED BALANCE SHEETS - (UNAUDITED)
             (dollars expressed in thousands, except per share data)



                                                                                          June 30,     December 31,
                                                                                            2000           1999
                                                                                            ----           ----

                                                  ASSETS
                                                  ------

Cash and cash equivalents:
    Cash and due from banks...........................................................  $    35,436       35,644
    Interest-bearing deposits with other financial institutions
       with maturities of three months or less........................................        1,761          122
    Federal funds sold................................................................       54,100        8,800
                                                                                        -----------    ---------
         Total cash and cash equivalents..............................................       91,297       44,566
                                                                                        -----------    ---------

Investment securities:
    Available for sale, at fair value.................................................      109,185       90,658
    Held to maturity, at amortized cost (fair value of $1,742 and $1,757
       at June 30, 2000 and December 31, 1999, respectively)..........................        1,864        1,880
                                                                                        -----------    ---------
         Total investment securities..................................................      111,049       92,538
                                                                                        -----------    ---------
Loans:
    Commercial and financial..........................................................      239,564      216,780
    Real estate construction and development..........................................      214,072      204,832
    Real estate mortgage..............................................................      330,320      272,700
    Consumer and installment..........................................................       31,422       40,514
                                                                                        -----------    ---------
         Total loans..................................................................      815,378      734,826
    Unearned discount.................................................................       (2,655)      (2,563)
    Allowance for loan losses.........................................................      (16,567)     (14,611)
                                                                                        -----------    ---------
         Net loans....................................................................      796,156      717,652
                                                                                        -----------    ---------

Bank premises and equipment, net of accumulated depreciation..........................       13,315       13,261
Intangibles associated with the purchase of subsidiaries..............................       21,483       16,579
Accrued interest receivable...........................................................        8,096        6,244
Deferred tax assets...................................................................       15,214       11,125
Other assets..........................................................................       17,547       18,742
                                                                                        -----------    ---------
         Total assets.................................................................  $ 1,074,157      920,707
                                                                                        ===========    =========


The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST BANKS AMERICA, INC.

              CONSOLIDATED BALANCE SHEETS, CONTINUED - (UNAUDITED)
             (dollars expressed in thousands, except per share data)



                                                                                          June 30,     December 31,
                                                                                            2000           1999
                                                                                            ----           ----

                                   LIABILITIES
                                   -----------

Deposits:
    Demand:
      Non-interest-bearing ...........................................................  $   153,132      128,137
      Interest-bearing................................................................       84,291       74,858
    Savings...........................................................................      272,202      242,543
    Time deposits:
      Time deposits of $100 or more...................................................      116,099       94,967
      Other time deposits.............................................................      292,580      239,518
                                                                                        -----------    ---------
         Total deposits...............................................................      918,304      780,023

Note payable..........................................................................        4,200           --
Short-term borrowings.................................................................       19,069       14,940
Accrued interest payable..............................................................        2,913        1,989
Deferred tax liabilities..............................................................        2,189        2,043
Accrued expenses and other liabilities................................................        5,749        4,995
                                                                                        -----------    ---------
         Total liabilities............................................................      952,424      803,990
                                                                                        -----------    ---------

Guaranteed preferred beneficial interest in First Banks
    America, Inc. subordinated debentures.............................................       44,249       44,218
                                                                                        -----------    ---------

                              STOCKHOLDERS' EQUITY
                              --------------------

Common stock:
    Common stock, $0.15 par value; 6,666,666 shares authorized;
       3,881,363 shares and 3,874,697 shares issued
      at June 30, 2000 and December 31, 1999, respectively............................          582          581
    Class B common stock, $0.15 par value; 4,000,000 shares
      authorized; 2,500,000 shares issued and outstanding.............................          375          375
Capital surplus.......................................................................       69,784       69,760
Retained earnings since elimination of accumulated deficit
    of $259,117 effective December 31, 1994...........................................       21,060       15,163
Common treasury stock, at cost; 795,429 shares and 724,396
    shares at June 30, 2000 and December 31, 1999, respectively.......................      (12,633)     (11,369)
Accumulated other comprehensive loss..................................................       (1,684)      (2,011)
                                                                                        -----------    ---------
         Total stockholders' equity...................................................       77,484       72,499
                                                                                        -----------    ---------
         Total liabilities and stockholders' equity...................................  $ 1,074,157      920,707
                                                                                        ===========    =========

                            FIRST BANKS AMERICA, INC.

                 CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
             (dollars expressed in thousands, except per share data)



                                                                                   Three months ended      Six months ended
                                                                                        June 30,               June 30,
                                                                                ---------------------    ------------------
                                                                                  2000          1999       2000       1999
                                                                                  ----          ----       ----       ----

Interest income:
    Interest and fees on loans..............................................    $19,640       15,715      37,559     28,584
    Investment securities...................................................      1,885        1,600       3,421      3,428
    Federal funds sold and other............................................        836          126       1,355        224
                                                                                -------      -------     -------    -------
         Total interest income..............................................     22,361       17,441      42,335     32,236
                                                                                -------      -------     -------    -------
Interest expense:
    Deposits:
      Interest-bearing demand...............................................        341          285         660        553
      Savings...............................................................      2,553        2,143       4,904      3,949
      Time deposits of $100 or more.........................................      1,076          899       2,070      1,640
      Other time deposits...................................................      4,501        2,821       8,312      5,400
    Promissory note payable and short-term borrowings.......................        267          358         421        466
                                                                                -------      -------     -------    -------
         Total interest expense.............................................      8,738        6,506      16,367     12,008
                                                                                -------      -------     -------    -------
         Net interest income................................................     13,623       10,935      25,968     20,228
Provision for loan losses...................................................        370          123         712        213
                                                                                -------      -------     -------    -------
         Net interest income after provision for loan losses................     13,253       10,812      25,256     20,015
                                                                                -------      -------     -------    -------
Noninterest income:
    Service charges on deposit accounts and customer service fees...........        956          900       1,838      1,630
    Gain (loss) on sales of securities, net.................................         --           88        (177)       174
    Other income............................................................        525          516         967        855
                                                                                -------      -------     -------    -------
         Total noninterest income...........................................      1,481        1,504       2,628      2,659
                                                                                -------      -------     -------    -------
Noninterest expense:
    Salaries and employee benefits..........................................      3,559        2,907       6,661      5,202
    Occupancy, net of rental income.........................................        877          800       1,619      1,361
    Furniture and equipment.................................................        544          446         985        848
    Advertising and business development....................................        168           99         236        163
    Postage, printing and supplies..........................................        198          202         393        387
    Data processing fees....................................................      1,007          837       1,951      1,556
    Legal, examination and professional fees................................      1,273        1,144       2,476      2,247
    Communications..........................................................        128          146         260        300
    (Gain) loss on sales of other real estate, net of expenses..............        (19)           7         (33)         7
    Amortization of intangibles associated with the purchase
      of subsidiaries.......................................................        338          306         645        508
    Guaranteed preferred debentures.........................................        978          993       1,971      1,986
    Other...................................................................        816          796       1,411      1,624
                                                                                -------      -------     -------    -------
         Total noninterest expense..........................................      9,867        8,683      18,575     16,189
                                                                                -------      -------     -------    -------
         Income before provision for income tax expense.....................      4,867        3,633       9,309      6,485
Provision for income tax expense............................................      1,979        1,574       3,412      2,795
                                                                                -------      -------     -------    -------
         Net income ........................................................    $ 2,888        2,059       5,897      3,690
                                                                                =======      =======     =======    =======

Earnings per common share:
    Basic...................................................................    $  0.52         0.36        1.05       0.65
    Diluted.................................................................       0.52         0.36        1.05       0.64
                                                                                =======      =======     =======    =======

Weighted average common stock outstanding (in thousands)....................      5,595        5,713       5,612      5,717
                                                                                =======      =======     =======    =======

The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST BANKS AMERICA, INC.

         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
                       COMPREHENSIVE INCOME - (UNAUDITED)
 Six months ended June 30, 2000 and 1999 and six months ended December 31, 1999

             (dollars expressed in thousands, except per share data)


                                                                                                              Accu-
                                                                                                             mulated
                                                                                                              other
                                                                                                             compre-    Total
                                                   Class B               Compre-                Common       hensive   stock-
                                         Common    common    Capital     hensive   Retained    treasury      income   holders'
                                          stock     stock    surplus     income    earnings      stock       (loss)    equity
                                          -----     -----    -------     ------    --------      -----       ------    ------

Consolidated balances,
    December 31, 1998...................  $ 581     375     68,743                  5,693      (10,088)         541     65,845
Six months ended June 30, 1999:
   Comprehensive income:
    Net income..........................     --      --         --       3,690      3,690           --           --      3,690
    Other comprehensive income,
      net of tax -unrealized losses
      on securities, net of
       reclassification adjustment (1)       --      --         --      (1,683)        --           --       (1,683)    (1,683)
                                                                        ------
    Comprehensive income................                                 2,007
                                                                         =====
   Reduction of deferred tax asset
      valuation allowance...............     --      --        327                     --           --           --        327
   Repurchases of common stock..........     --      --         --                     --         (270)          --       (270)
                                          -----     ---     ------                 ------      -------       ------    -------
Consolidated balances June 30, 1999.....    581     375     69,070                  9,383      (10,358)      (1,142)    67,909
Six months ended December 31, 1999:
   Comprehensive income:
    Net income..........................     --      --         --       5,780      5,780           --           --      5,780
    Other comprehensive income,
      net of tax - unrealized losses
      on securities, net of
      reclassification adjustment (1)...     --      --         --        (869)        --           --         (869)      (869)
                                                                         -----
    Comprehensive income................                                 4,911
                                                                         =====
   Reduction of deferred tax asset
      valuation allowance...............     --      --        654                     --           --           --        654
   Compensation paid in stock...........     --      --         36                     --           --           --         36
   Repurchases of common stock..........     --      --         --                     --       (1,011)          --     (1,011)
                                          -----     ---     ------                 ------      -------       ------     ------
Consolidated balances,
     December 31, 1999..................    581     375     69,760                 15,163      (11,369)      (2,011)    72,499
Six months ended June 30, 2000:
   Comprehensive income:
    Net income..........................     --      --         --       5,897      5,897           --           --      5,897
    Other comprehensive income,
      net of tax - unrealized gains
      on securities, net of
      reclassification adjustment (1)...     --      --         --         327         --           --          327        327
                                                                         -----
    Comprehensive income................                                 6,224
                                                                         =====
   Exercise of stock options............      1      --         24                     --           --           --         25
   Repurchases of common stock..........     --      --         --                     --       (1,264)          --     (1,264)
                                          -----     ---     ------                 ------      -------       ------     ------
Consolidated balances, June 30, 2000....  $ 582     375     69,784                 21,060      (12,633)      (1,684)    77,484
                                          =====     ===     ======                 ======      =======       ======     ======

------------------------------------------
(1)      Disclosure of reclassification adjustment:

                                                                     Three months ended   Six months ended   Six months ended
                                                                          June 30,            June 30,         December 31,
                                                                       ---------------    ----------------
                                                                         2000     1999      2000      1999         1999
                                                                         ----     ----      ----      ----         ----

    Unrealized (losses) gains arising during the period...............  $(200)    (790)      212    (1,570)        (869)
    Less reclassification adjustment for gains (losses)
       included in net income........................................      --        5      (115)      113           --
                                                                        -----    -----      ----    ------         ----
    Unrealized (losses) gains on investment securities................  $(200)    (847)      327    (1,683)        (869)
                                                                        =====    =====      ====    ======         ====


The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST BANKS AMERICA, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                        (dollars expressed in thousands)


                                                                                                  Six months ended
                                                                                                      June 30,
                                                                                              -----------------------
                                                                                                 2000          1999
                                                                                                  ----          ----

Cash flows from operating activities:
    Net income............................................................................    $   5,897        3,690
    Adjustments to reconcile net income to cash provided by operating activities:
        Depreciation, amortization and accretion, net.....................................        1,195        1,036
        Provision for loan losses.........................................................          712          213
        Provision for income tax expense..................................................        3,412        2,795
        Payments of income taxes..........................................................       (1,533)        (941)
        Loss (gain) on sales of securities, net...........................................          177         (174)
        Increase in accrued interest receivable...........................................       (1,186)        (538)
        Interest accrued on liabilities...................................................       16,367       12,008
        Payments of interest on liabilities...............................................      (15,957)     (11,860)
        Other operating activities, net...................................................          986       (5,353)
                                                                                              ---------    ---------
              Net cash provided by operating activities...................................       10,070          876
                                                                                              ---------    ---------

Cash flows from investing activities:
    Cash paid for acquired entities, net of cash and cash equivalents received............       (2,709)     (17,244)
    Proceeds from sales of investment securities..........................................        4,592       54,414
    Maturities of investment securities available for sale................................       52,080       19,118
    Maturities of investment securities held to maturity..................................           15           14
    Purchases of investment securities available for sale.................................      (45,913)     (13,897)
    Net increase in loans.................................................................      (40,330)     (36,933)
    Recoveries of loans previously charged-off............................................        1,170        1,375
    Purchases of bank premises and equipment..............................................         (963)        (379)
    Proceeds from sales of other real estate..............................................          168          283
    Other investing activities, net.......................................................         (348)        (292)
                                                                                              ---------    ---------
              Net cash (used in) provided by investing activities.........................      (32,238)       6,459
                                                                                              ---------    ---------

Cash flows from financing activities: Other increases (decreases) in deposits:
      Demand and savings deposits.........................................................       19,456      (23,497)
      Time deposits.......................................................................       42,378        7,053
    (Decrease) increase in federal funds purchased and other short-term borrowings........       (9,000)       5,000
    Increase (decrease) in securities sold under agreements to repurchase.................       13,129       (1,761)
    Increase in promissory note payable...................................................        4,200           --
    Repurchases of common stock for treasury..............................................       (1,264)        (270)
                                                                                              ---------    ---------
              Net cash provided by (used in) financing activities.........................       68,899      (13,475)
                                                                                              ---------    ---------
              Net increase (decrease) in cash and cash equivalents........................       46,731       (6,140)
Cash and cash equivalents, beginning of period............................................       44,566       46,313
                                                                                              ---------    ---------
Cash and cash equivalents, end of period..................................................    $  91,297       40,173
                                                                                              =========    =========

Noncash investing and financing activities:
    Loans transferred to other real estate................................................           75           31
    Reduction of deferred tax asset valuation allowance..................................            --          327
                                                                                              =========    =========


The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST BANKS AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

         The accompanying consolidated financial statements of First Banks America, Inc. and subsidiaries (FBA or the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 1999 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and conform to predominant practices within the banking industry. Management of FBA has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         The consolidated financial statements include the accounts of the parent company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 1999 amounts have been made to conform with the 2000 presentation.

         FBA is majority owned by First Banks, Inc., St. Louis, Missouri (First Banks). Accordingly, First Banks has effective control over the management and policies of FBA and the election of its directors. At June 30, 2000 and December 31, 1999, First Banks' ownership interest in FBA was 84.33% and 83.37%, respectively.

         FBA operates through three wholly owned banking subsidiaries: First Bank Texas N.A., headquartered in Houston, Texas (FB Texas); First Bank of California, headquartered in Sacramento, California (FB California); and Redwood Bank, headquartered in San Francisco, California (Redwood Bank), collectively referred to as the Subsidiary Banks.

 (2)     ACQUISITIONS

         On February 29, 2000, FBA completed its acquisition of Lippo Bank, San Francisco, California, in exchange for $17.2 million in cash. Lippo Bank operated three banking locations in San Francisco, San Jose and Los Angeles, California. The acquisition was funded from available cash of $9.2 million and from an advance of $8.0 million under FBA's $90.0 million revolving note payable to First Banks (Note Payable) as further discussed in Note 4 to the accompanying consolidated financial statements. At the time of the transaction, Lippo Bank had $85.3 million in total assets, $40.9 million in loans, net of unearned discount, $37.4 million in investment securities and $76.4 million in total deposits. This transaction was accounted for using the purchase method of accounting. The excess of the cost over the fair value of the net assets acquired was approximately $5.6 million and is being amortized over 15 years. Lippo Bank was merged into FB California on May 31, 2000.

         On June 27, 2000, FBA and Commercial Bank of San Francisco  (Commercial
Bank) executed a definitive agreement providing for the acquisition of Commercial Bank, San Francisco, California, by FBA. Under the terms of the agreement, the shareholders of Commercial Bank will receive $17.75 per share in cash, or a total of approximately $29.5 million. Commercial Bank operates one branch office in the San Francisco financial district. At June 30, 2000, Commercial Bank had $178.4 million in total assets, $97.4 million in loans, net of unearned discount, $63.8 million in investment securities and $132.7 million in deposits. FBA expects this transaction, which is subject to regulatory approvals and the approval of Commercial Bank shareholders, will be completed during the first quarter of 2001.

         On June 29, 2000, FBA and First Banks executed a definitive agreement providing for the acquisition of First Banks' wholly owned subsidiary, First Bank & Trust, headquartered in Newport Beach, California (FB&T), by FBA. Under the terms of the agreement, First Banks will exchange all of the outstanding stock of FB&T for approximately 6.9 million shares of common stock of FBA, which will increase First Banks' ownership percentage of FBA to approximately 93.0%. This transaction and related internal reorganizations will allow FBA and First Banks to merge their Texas and California interests. FB&T operates 26 banking locations in the counties of Los Angeles, Orange, Ventura and Santa Barbara, California as well as branches in San Jose and Walnut Creek, in Northern California. At June 30, 2000, FB&T had $1.0 billion in total assets, $799.2 million in loans, net of unearned discount, $97.2 million in investment securities and $875.0 million in deposits. FBA expects this transaction, which is subject to regulatory and shareholder approvals, will be completed during the fourth quarter of 2000.

         The following unaudited pro forma combined condensed results of operations for the six months ended June 30, 2000 and 1999, and for the year ended December 31, 1999, have been prepared to reflect the effects on the historical results of FBA of the proposed acquisition of FB&T as described above. The proposed acquisition will be accounted for as a combination of entities under common control. Therefore, the unaudited pro forma combined condensed results of operations give retroactive effect to the transaction and are presented as if the combining entities had been consolidated for all periods presented. The pro forma results of operations set forth below are unaudited and not necessarily indicative of the results that will occur in the future.

                                                                                  Six months ended           Year ended
                                                                                        June 30,             December 31,
                                                                                ---------------------     ----------------
                                                                                  2000         1999             1999
                                                                                  ----         ----             ----
                                                                                     (dollars expressed in thousands,
                                                                                          except per share data)

       Net interest income..................................................    $49,410       36,594            81,481
                                                                                =======      =======          ========

       Net income...........................................................    $12,691        6,555            17,599
                                                                                =======      =======          ========

       Earnings Per Share:
         Basic..............................................................    $  1.01         0.52              1.39
         Diluted............................................................       1.01         0.52              1.39
                                                                                =======      =======          ========

(3)      EARNINGS PER COMMON SHARE

The following is  a  reconciliation  o   the numerators and denominators of the
basic and diluted EPS computations for the periods indicated:

                                                                                Income         Shares      Per share
                                                                              (numerator)   (denominator)   amount
                                                                              -----------   -------------   ------
                                                                     (dollars expressed in thousands, except per share data)

         Three months ended June 30, 2000:
              Basic EPS-- income available to common stockholders..........     $2,888         5,595        $ 0.52
                                                                                                            ======
              Effect of dilutive securities-- stock options................         --            --
                                                                                ------        ------
              Diluted EPS-- income available to common stockholders........     $2,888         5,595        $ 0.52
                                                                                ======        ======        ======

         Three months ended June 30, 1999:
              Basic EPS-- income available to common stockholders..........     $2,059         5,713        $ 0.36
                                                                                                            ======
              Effect of dilutive securities-- stock options................         --             7
                                                                                ------        ------
              Diluted EPS-- income available to common stockholders........     $2,059         5,720        $ 0.36
                                                                                ======        ======        ======

         Six months ended June 30, 2000:
              Basic EPS-- income available to common stockholders..........     $5,897         5,612        $ 1.05
                                                                                                            ======
              Effect of dilutive securities-- stock options................         --             3
                                                                                ------        ------
              Diluted EPS-- income available to common stockholders........     $5,897         5,615        $ 1.05
                                                                                ======        ======        ======

         Six months ended June 30, 1999:
              Basic EPS-- income available to common stockholders..........     $3,690         5,717        $ 0.65
                                                                                                            ======
              Effect of dilutive securities-- stock options................         --             7
                                                                                ------        ------
              Diluted EPS-- income available to common stockholders........   $  3,690         5,724        $ 0.64
                                                                              ========        ======        ======

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

         First Banks provides management services to FBA and its Subsidiary Banks. Management services are provided under management fee agreements whereby FBA compensates First Banks on an hourly basis for its use of personnel for various functions including internal audit, loan review, income tax preparation and assistance, accounting, asset/liability management and investment services, loan servicing and other management and administrative services. Fees paid under these agreements were $872,000 and $1.7 million for the three and six months ended June 30, 2000, and $724,000 and $1.4 million for the comparable periods in 1999, respectively. The fees paid for management services are at least as favorable as could have been obtained from unaffiliated third parties.

         Because of the affiliation with First Banks and the geographic proximity of certain of their California offices, FBA shares the cost of certain personnel and services with First Banks. This includes the salaries and benefits of certain loan and administrative personnel. The allocation of the shared costs is charged and/or credited under the terms of cost sharing agreements. Because this involves distributing essentially fixed costs over a larger asset base, it allows each bank to receive the benefit of personnel and services at a reduced cost. Fees paid under these agreements were $211,000 and $401,000 for the three and six months ended June 30, 2000, and $220,000 and $432,000 for the comparable periods in 1999, respectively.

         First Services L.P., a limited partnership indirectly owned by First Banks' Chairman and his adult children, provides data processing and various related services to FB Texas and FB California under the terms of data processing agreements. Fees paid under these agreements were $859,000 and $1.7 million for the three and six months ended June 30, 2000, and $740,000 and $1.4 million for the comparable periods in 1999, respectively. The fees paid for data processing services are at least as favorable as could have been obtained from unaffiliated third parties.

         FBA's Subsidiary Banks had $98.2 million and $88.2 million in whole loans and loan participations outstanding at June 30, 2000 and December 31, 1999, respectively, that were purchased from banks affiliated with First Banks. In addition, FBA's Subsidiary Banks had sold $322.1 million and $302.9 million in whole loans and loan participations to affiliates of First Banks at June 30, 2000 and December 31, 1999, respectively. These loans and loan participations were acquired and sold at interest rates and terms prevailing at the dates of their purchase or sale and under standards and policies followed by FBA's Subsidiary Banks.

         FBA had a $20.0 million revolving Note Payable to First Banks on which the outstanding principal and accrued interest under the Note Payable were due and payable on October 31, 2001. On June 30, 2000, FBA and First Banks renewed this Note Payable, increasing the commitment to $90.0 million and extending the maturity date to June 30, 2005. The borrowings under the Note Payable bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. At June 30, 2000, the outstanding borrowings under the Note Payable were $4.2 million. There were no amounts outstanding under the Note Payable at December 31, 1999. The interest expense incurred by FBA on the Note Payable was $153,000 and $214,000 for the three and six months ended June 30, 2000.

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

         Quantitative measures established by regulation to ensure capital adequacy require FBA and the Subsidiary Banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of June 30, 2000, FBA and the Subsidiary Banks were each well capitalized under the applicable regulations.

         As of June 30, 2000, the most recent notification from FBA's primary regulator categorized FBA and the Subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, FBA and the Subsidiary Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.

     At June 30, 2000 and December 31, 1999, FBA's and the Subsidiary Banks' required and actual capital ratios were as follows:

                                                                                                    To be well
                                                             Actual              For capital      capitalized under
                                                   --------------------------
                                                   June 30,      December 31,     adequacy        prompt corrective
                                                     2000           1999          purposes        action provisions
                                                     ----           ----          --------        -----------------

         Total capital (to risk-weighted assets):
             FBA..................................   11.97%        13.08%            8.0%               10.0%
             FB Texas.............................   12.04         12.42             8.0                10.0
             FB California........................   11.72         10.81             8.0                10.0
             Redwood Bank.........................   11.55         11.17             8.0                10.0








                                                                                                     To be well
                                                             Actual              For capital      capitalized under
                                                   --------------------------
                                                   June 30,      December 31,     adequacy        prompt corrective
                                                     2000           1999          purposes        action provisions
                                                     ----           ----          --------        -----------------

         Tier 1 capital (to risk-weighted assets):
             FBA..................................    8.64%         9.34%            4.0%                6.0%
             FB Texas.............................   10.78         11.17             4.0                 6.0
             FB California........................   10.46          9.56             4.0                 6.0
             Redwood Bank.........................   10.34         10.15             4.0                 6.0

         Tier 1 capital (to average assets):
             FBA..................................    7.93%         8.94%            3.0%                5.0%
             FB Texas.............................   10.32         10.39             3.0                 5.0
             FB California........................    9.72          9.95             3.0                 5.0
             Redwood Bank.........................    9.17          8.48             3.0                 5.0

(6)      BUSINESS SEGMENT RESULTS

         FBA's business segments are its Subsidiary Banks. The reportable business segments are consistent with the management structure of FBA and the Subsidiary Banks, the internal reporting system that monitors performance and, in all material respects, generally accepted accounting principles and practices predominant in the banking industry.

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

         The business segment results are summarized as follows:




                                                              FB California (1)                      Redwood Bank (2)
                                                        ----------------------------            -------------------------
                                                         June 30,      December 31,              June 30,    December 31,
                                                           2000            1999                    2000          1999
                                                           ----            ----                    ----          ----
                                                                        (dollars expressed in thousands)

Balance sheet information:

Investment securities................................     $ 54,250            20,743               21,242          37,539
Loans, net of unearned discount......................      445,681           379,632              143,866         138,902
Total assets.........................................      566,314           431,838              199,256         199,988
Deposits.............................................      488,729           367,563              172,369         173,703
Stockholders' equity.................................       66,373            47,990               24,893          24,275
                                                          ========         =========            =========       =========



                                                               FB California (1)                     Redwood Bank (2)
                                                        ----------------------------            -------------------------
                                                              Three months ended                    Three months ended
                                                                   June 30,                              June 30,
                                                        ----------------------------            -------------------------
                                                            2000              1999                2000             1999
                                                            ----              ----                ----             ----
                                                                        (dollars expressed in thousands)

Income statement information:

Interest income......................................     $ 12,329             8,132                3,951           3,750
Interest expense.....................................        4,622             2,996                1,534           1,393
                                                          --------         ---------            ---------       ---------
       Net interest income...........................        7,707             5,136                2,417           2,357
Provision for loan losses............................           45                20                  150              73
                                                          --------         ---------            ---------       ---------
       Net interest income after
         provision for loan losses...................        7,662             5,116                2,267           2,284
                                                          --------         ---------            ---------       ---------
Noninterest income...................................          931               815                   69             177
Noninterest expense..................................        5,225             3,926                1,433           1,469
                                                          --------         ---------            ---------       ---------
       Income (loss) before provision (benefit)
         for income tax expense......................        3,368             2,005                  903             992
Provision (benefit) for income tax expense...........        1,314               866                  477             480
                                                          --------         ---------            ---------      ----------
       Net income....................................     $  2,054             1,139                  426             512
                                                          ========         =========            =========      ==========



                                                               FB California (1)                     Redwood Bank (2)
                                                        ----------------------------            -------------------------
                                                               Six months ended                      Six months ended
                                                                   June 30,                              June 30,
                                                        ----------------------------            -------------------------
                                                           2000               1999                2000              1999
                                                           ----               ----                ----              ----
                                                                        (dollars expressed in thousands)

Income statement information:

Interest income......................................     $ 22,621            16,132                7,884           4,930
Interest expense.....................................        8,349             6,075                3,108           1,835
                                                          --------         ---------            ---------       ---------
       Net interest income...........................       14,272            10,057                4,776           3,095
Provision for loan losses............................          135                80                  282              73
                                                          --------         ---------            ---------       ---------
       Net interest income after
         provision for loan losses...................       14,137             9,977                4,494           3,022
                                                          --------         ---------            ---------       ---------
Noninterest income...................................        1,723             1,424                  (49)            203
Noninterest expense..................................        9,282             7,625                2,933           1,907
                                                          --------         ---------            ---------       ---------
       Income (loss) before provision (benefit)
         for income tax expense......................        6,578             3,776                1,512           1,318
Provision (benefit) for income tax expense...........        2,577             1,653                  801             644
                                                          --------         ---------            ---------      ----------
       Net income....................................     $  4,001             2,123                  711             674
                                                          ========         =========            =========      ==========

-----------------
(1) Lippo Bank was acquired by FBA on February 29, 2000 and merged into FB California on May 31, 2000.
(2)  Redwood  Bank was acquired by FBA on March 4, 1999.
(3) Corporate and other includes $636,000 and $1.3 million of guaranteed preferred debentures expense, after applicable income tax benefit of $342,000 and $670,000, for the three and six months ended June 30, 2000, and $645,000 and $1.3 million of guaranteed preferred debentures expense, after applicable income tax benefit of $348,000 and $695,000, for the comparable periods in 1999, respectively.





                  FB Texas                           Corporate and other (3)                      Consolidated total
        ------------------------------           -------------------------------             ----------------------------
          June 30,       December 31,             June 30,         December 31,              June 30,        December 31,
           2000              1999                   2000               1999                    2000              1999
           ----              ----                   ----               ----                    ----              ----
                                                   (dollars expressed in thousands)



            31,605           30,439                    3,952             3,817                  111,049           92,538
           222,995          213,731                      181                (2)                 812,723          732,263
           303,570          278,988                    5,017             9,893                1,074,157          920,707
           257,542          244,248                     (336)           (5,491)                 918,304          780,023
            30,111           30,338                  (43,893)          (30,104)                  77,484           72,499
        ==========        =========                =========          ========               ==========        =========




                  FB Texas                           Corporate and other (3)                      Consolidated total
        ------------------------------           -------------------------------             ----------------------------
             Three months ended                        Three months ended                         Three months ended
                  June 30,                                  June 30,                                   June 30,
        ------------------------------           -------------------------------             ----------------------------
           2000              1999                   2000                 1999                  2000                 1999
           ----              ----                   ----                 ----                  ----                 ----
                                                   (dollars expressed in thousands)



             5,990            5,481                       91                78                   22,361           17,441
             2,431            2,163                      151               (46)                   8,738            6,506
        ----------        ---------                ---------          --------               ----------         --------
             3,559            3,318                      (60)              124                   13,623           10,935
               175               30                       --                --                      370              123
        ----------        ---------                ---------          --------               ----------         --------

             3,384            3,288                      (60)              124                   13,253           10,812
        ----------        ---------                ---------          --------               ----------         --------
               495              513                      (14)               (1)                   1,481            1,504
             2,196            2,231                    1,013             1,057                    9,867            8,683
        ----------        ---------                ---------          --------               ----------         --------

             1,683            1,570                   (1,087)             (934)                   4,867            3,633
               570              541                     (382)             (313)                   1,979            1,574
        ----------        ---------                ---------          --------               ----------         --------
             1,113            1,029                     (705)             (621)                   2,888            2,059
        ==========        =========                =========          ========               ==========         ========



                 FB Texas                            Corporate and other (3)                      Consolidated total
        ---------------------------              -------------------------------             ----------------------------
             Six months ended                           Six months ended                           Six months ended
                 June 30,                                   June 30,                                   June 30,
        ---------------------------              -------------------------------             ----------------------------
           2000              1999                   2000                 1999                  2000                 1999
           ----              ----                   ----                 ----                  ----                 ----
                                                   (dollars expressed in thousands)

            11,658           11,023                      172               151                   42,335           32,236
             4,720            4,325                      190              (227)                  16,367           12,008
        ----------        ---------                ---------          --------               ----------         --------
             6,938            6,698                      (18)              378                   25,968           20,228
               295               60                       --                --                      712              213
        ----------        ---------                ---------          --------               ----------         --------

             6,643            6,638                      (18)              378                   25,256           20,015
        ----------        ---------                ---------          --------               ----------         --------
               986            1,056                      (32)              (24)                   2,628            2,659
             4,305            4,510                    2,055             2,147                   18,575           16,189
        ----------        ---------                ---------          --------               ----------         --------

             3,324            3,184                   (2,105)           (1,793)                   9,309            6,485
             1,157            1,096                   (1,123)             (598)                   3,412            2,795
        ----------        ---------                ---------          --------               ----------         --------
             2,167            2,088                     (982)           (1,195)                   5,897            3,690
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

                                     General

                  FBA is a registered bank holding company incorporated in Delaware and headquartered in St. Louis County, Missouri. At June 30, 2000, FBA had $1.07 billion in total assets, $812.7 million in total loans, net of unearned discount, $918.3 million in total deposits and $77.5 million in total stockholders' equity. FBA operates through three wholly owned bank subsidiaries, First Bank Texas N.A., headquartered in Houston, Texas (FB Texas); First Bank of California, headquartered in Sacramento, California (FB California); and Redwood Bank, headquartered in San Francisco, California (Redwood Bank), collectively referred to as the Subsidiary Banks.

         Through the Subsidiary Banks' 17 banking locations in California and six banking locations in the greater Houston and Dallas, Texas metropolitan areas, FBA offers a broad range of commercial and personal banking services, including certificate of deposit accounts, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial and financial, commercial and residential real estate, real estate construction and development and consumer loans. Other financial services include mortgage banking, credit and debit cards, brokerage services, credit-related insurance, automatic teller machines, telephone banking, safe deposit boxes, trust and private banking services and cash management services.

         FBA centralizes overall corporate policies, procedural and administrative functions, and operational support functions for the Subsidiary Banks. Primary responsibility for managing the Subsidiary Banks remains with the officers and directors.

         The following table summarizes selected data about the Subsidiary Banks at June 30, 2000:

                                                                             Loans, net of
                                              Number of        Total           unearned          Total
                                              Locations        assets          discount        deposits
                                              ---------        ------          --------        --------
                                                                               (dollars expressed in thousands)

           FB California....................      13        $ 566,314          445,681          488,729
           FB Texas.........................       6          303,570          222,995          257,542
           Redwood Bank.....................       4          199,256          143,866          172,369
                                                 ===        =========          =======          =======


                               Financial Condition

         FBA's total assets were $1.07 billion and $920.7 million at June 30, 2000 and December 31, 1999, respectively. The increase in total assets is primarily attributable to FBA's acquisition of Lippo Bank, which provided assets of $85.3 million. Offsetting this increase and providing an additional source of funds for continued internal loan growth was a reduction in investment securities of $18.9 million, after consideration of the $37.4 million of investment securities provided by Lippo Bank, to $111.0 million at June 30, 2000. Total deposits, excluding the $76.4 million of deposits provided by the acquisition of Lippo Bank, increased by $61.9 million to $918.3 million at June 30, 2000. The funds generated from the deposit growth were temporarily invested in cash and cash equivalents. In addition, short-term borrowings increased by $4.1 million to $19.1 million at June 30, 2000, reflecting an increase of $13.2 million in retail repurchase agreements offset by a decrease of $9.0 million in federal funds purchased. Furthermore, FBA's note payable increased to $4.2 million at June 30, 2000 and is reflective of FBA's $8.0 million advance under its $90.0 million revolving note payable to First Banks utilized to fund the Lippo Bank acquisition. This increase was partially offset by repayments on the note payable during the six months ended June 30, 2000. See Notes 2 and 4 to the accompanying consolidated financial statements.

         During the three and six months ended June 30, 2000, FBA purchased $384,000 and $1.3 million of its common stock for treasury at an average cost of $17.42 per share and $17.80 per share, respectively. FBA utilized available cash to fund its repurchases of common stock. In 1998, FBA's Board of Directors authorized a fourth stock repurchase program allowing for the purchase of an additional 5% of common stock for treasury representing approximately 261,418 shares of common stock. At June 30, 2000, FBA has purchased an aggregate total of 795,429 common shares for treasury and could purchase approximately 21,449 additional shares under the existing authorization. In addition, on April 28, 2000, FBA's Board of Directors approved a fifth stock repurchase program allowing for the repurchase of an additional 5% of common stock for treasury representing 277,891 shares of common stock.

                              Results of Operations

Net Income

         Net income was $2.89 million, or $0.52 per share on a diluted basis, for the three months ended June 30, 2000, in comparison to $2.1 million, or $0.36 per share on a diluted basis, for the comparable period in 1999. For the six months ended June 30, 2000 and 1999, net income was $5.90 million, or $1.05 per share on a diluted basis, and $3.70 million, or $0.64 per share on a diluted basis, respectively. The earnings progress was primarily driven by increased net interest income generated from the acquisition of Redwood Bank, increased yields on earning assets and internal loan growth. In addition, FB California's net income increased to $2.1 million and $4.0 million for the three and six months ended June 30, 2000, in comparison to $1.1 million and $2.1 million for the comparable periods in 1999, respectively. This increase is reflective of the progress FBA has made in the last year in assimilating the cultures of several acquired banks into FB California to create a single effective banking franchise.

         The increase in net interest income for the three and six months ended June 30, 2000 was partially offset by increased operating expenses and an increase in the provision for loan losses as further discussed under "--Provision for Loan Losses." The increased operating expenses are primarily attributable to the operating expenses of Lippo Bank and Redwood Bank subsequent to their respective acquisition dates, increased salaries and employee benefits expenses, increased data processing fees and increased amortization of intangibles associated with the purchase of subsidiaries.

Net Interest Income

         Net interest income was $13.6 million, or 5.70% of average interest-earning assets, for the three months ended June 30, 2000, in comparison to $10.9 million, or 5.46% of average interest-earning assets, for the comparable period in 1999. For the six months ended June 30, 2000 and 1999, net interest income was $26.0 million, or 5.65% of average interest-earning assets, in comparison to $20.2 million, or 5.45% of average interest-earning assets, respectively. The improved net interest income is primarily attributable to the net interest-earning assets provided by the acquisitions of Lippo Bank and Redwood Bank, internal loan growth and increases in the prime lending rate.

         The improved yield earned on the interest-earning assets was partially offset by an increased rate paid on interest-bearing liabilities. For the three and six months ended June 30, 2000, the aggregate weighted average rate paid on the deposit portfolio increased to 4.50% and 4.42%, respectively, from 4.00% and 4.04% for the comparable periods in 1999, reflecting FBA's increased rates paid to provide a funding source for continued loan growth. In addition, the aggregate weighted average rate paid on promissory notes payable and short-term borrowings for the three and six months ended June 30, 2000 increased to 6.62% and 6.28%, respectively, from 5.10% and 5.29% for the comparable periods in 1999, reflecting an increase in the average balance of the revolving note payable to First Banks utilized to fund the acquisition of Lippo Bank. The revolving note payable bears interest at one quarter percent less than the prime lending rate (which has increased during the six months ended June 30, 2000) and represents a higher-cost funding source, thus contributing to the increase in the aggregate weighted average rate paid on these financial instruments.

         The following table sets forth certain information relating to FBA's average balance sheets, and reflects the average yield earned on interest-bearing assets, the average cost of interest-bearing liabilities and the resulting net interest income for the periods indicated.


                                              Three months ended June 30,                    Six months ended June 30,
                                    ---------------------------------------------- ----------------------------------------------
                                             2000                    1999                  2000                  1999
                                    ----------------------  ---------------------- --------------------- ------------------------
                                            Interest               Interest                Interest              Interest
                                    Average  income/ Yield/ Average  income/ Yield/  Average Income/ Yield/ Average Income/ Yield/
                                    balance  expense rate   balance  expense rate    balance expense rate   balance expense rate
                                    -------  -----------   -------- -------- -----   ------- ------- -----  ------- ------- -----
                                                                       (dollars expressed in thousands)

             Assets
             ------

Interest-earning assets:
   Loans (1)(2)(3)(4)........... $  794,161  19,640 9.95% $690,199 15,715  9.13%$  773,506  37,559 9.76%  $628,205 28,584   9.18%
   Investment securities (3)....    112,523   1,885 6.74   101,681  1,600  6.31    105,206   3,421 6.54    110,189  3,428   6.27
   Federal funds sold ..........     53,369     819 6.17    10,547    126  4.79     44,842   1,322 5.93      9,046    214   4.77
   Other........................      1,066      17 6.41       370     --    --        876      33 7.58        399     10   5.05
                                 ----------  ------       -------- ------       ----------  ------        -------- ------
     Total interest-
       earning assets...........    961,119  22,361 9.36   802,797 17,441  8.71    924,430  42,335 9.21    747,839 32,236   8.69
                                             ------                ------                   ------                 ------
Nonearning assets...............     99,319                 85,850                  93,672                  79,921
                                 ----------               --------              ----------                --------
     Total assets............... $1,060,438               $888,647              $1,018,102                $827,760
                                 ==========               ========              ==========                ========

      Liabilities and
   Stockholders' Equity
   --------------------

Interest-bearing liabilities:
   Interest-bearing
     demand deposit............. $   97,495     341 1.41% $ 84,133    285  1.36%   $93,839     660 1.41%  $ 79,987    553   1.39%
   Savings deposits.............    255,887   2,553 4.01   237,084  2,143  3.63    248,650   4,904 3.97    218,676  3,949   3.64
   Time deposits of $100 or more     78,949   1,076 5.48    69,514    899  5.19     76,735   2,070 5.42     63,287  1,640   5.23
   Other time deposits..........    325,021   4,501 5.57   226,319  2,821  5.00    306,812   8,312 5.45    213,807  5,400   5.09
                                 ----------  ------        ------- ------       ----------  ------        -------- ------
     Total interest-
       bearing deposits.........    757,352   8,471 4.50   617,050  6,148  4.00    726,036  15,946 4.42    575,757 11,542   4.04
   Promissory notes payable and
    short-term borrowings.......     16,231     267 6.62    28,139    358  5.10     13,472     421 6.28     17,775    466   5.29
                                 ----------  ------        ------- ------       ----------  ------        -------- ------
     Total interest-bearing
        liabilities.............    773,583   8,738 4.54   645,189  6,506  4.04    739,508  16,367 4.45    593,532 12,008   4.08
                                             ------
Noninterest-bearing liabilities:
   Demand deposits..............    148,240                119,033                 141,669                 111,782
   Other liabilities............     61,831                 55,690                  60,805                  55,130
                                 ----------               --------              ----------                --------
     Total liabilities..........    983,654                819,912                 941,982                 760,444
Stockholders' equity............     76,784                 68,735                  76,120                  67,316
                                 ----------               --------              ----------                --------
     Total liabilities and
        stockholders' equity.... $1,060,438               $888,647              $1,018,102                $827,760
                                 ==========               ========              ==========                ========

Net interest income.............             13,623                10,935                   25,968                 20,228
                                             ======                ======                   ======                 ======
Interest rate spread............                    4.82                   4.67                    4.76                     4.61
Net interest margin.............                    5.70%                  5.46%                   5.65%                    5.45%
                                                    ====                   ====                    ====                     ====

-------------------------
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)  Interest income on loans includes loan fees.
(3)  FBA has no tax-exempt income.
(4)  Includes the effects of interest rate exchange agreements.

Provision for Loan Losses

         The provision for loan losses was $370,000 and $712,000 for the three and six months ended June 30, 2000, in comparison to $123,000 and $213,000 for the comparable periods in 1999, respectively. The increase in the provision for loan losses reflects continued growth in the loan portfolio, both internal and through acquisitions; increased risk associated with the continued changing composition of the loan portfolio; an increase in nonperforming assets; and, a reduction in loan recoveries for the six months ended June 30, 2000. Loan charge-offs were $83,000 and $725,000 for the three and six months ended June 30, 2000, in comparison to $318,000 and $798,000 for the comparable periods in 1999. For the six months ended June 30, 2000, loan charge-offs included a charge-off of $457,000 on a single loan purchased from an affiliated bank. Loan recoveries were $649,000 and $1.2 million for the three and six months ended June 30, 2000, in comparison to $541,000 and $1.4 million for the comparable periods in 1999, reflecting lower charge-off experience in recent years, which reduced the amount of recovery opportunities. The acquisitions of Lippo Bank, completed on February 29, 2000, and Redwood Bank, completed on March 4, 1999, provided $799,000 and $1.5 million, respectively, in additional allowance for loan losses.

         Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under "--Loans and Allowance for Loan Losses."

Noninterest Income

         Noninterest income was $1.5 million and $2.6 million for the three and six months ended June 30, 2000, in comparison to $1.5 million and $2.7 million for the comparable periods in 1999, respectively. Noninterest income consists primarily of service charges on deposit accounts and customer service fees.

         Service charges on deposit accounts and customer service fees increased to $956,000 and $1.8 million for the three and six months ended June 30, 2000, in comparison to $900,000 and $1.6 million for the comparable periods in 1999, respectively. The increase in service charges corresponds to the increase in deposit balances provided by internal growth, the acquisitions of Lippo Bank and Redwood Bank and the additional services available and utilized by FBA's expanding base of retail and corporate customers.

         Noninterest income for the six months ended June 30, 2000 also included a net loss on the sale of available-for-sale investment securities of $177,000, in comparison to a net gain on the sale of available-for-sale investment securities of $88,000 and $174,000 for the three and six months ended June 30, 1999, respectively. The net loss in 2000 resulted from sales of certain investment securities held by acquired institutions that did not meet FBA's overall investment objectives, whereas the net gains in 1999 resulted from sales of certain investment securities to facilitate the funding of FBA's loan growth.

         Other income was $525,000 and $967,000 for the three and six months ended June 30, 2000, in comparison to $516,000 and $855,000 for the comparable periods in 1999, respectively. The primary components of the increase are the increased income earned on FBA's investment in bank-owned life insurance and earnings associated with FBA's International Banking Division, which was initially acquired in conjunction with the Lippo Bank acquisition and has subsequently been expanded to offer these services to FBA's entire customer base.

Noninterest Expense

         Noninterest expense was $9.9 million and $18.6 million for the three and six months ended June 30, 2000, in comparison to $8.7 million from $16.2 million for the comparable periods in 1999, respectively. The increase is reflective of: (a) the noninterest expense of Lippo Bank and Redwood Bank subsequent to their respective acquisition dates, including certain nonrecurring expenses associated with those acquisitions; (b) increased salaries and employee benefits expenses; (c) increased data processing fees; and (d) increased amortization of intangibles associated with the purchase of subsidiaries.

         Salaries and employee benefits were $3.6 million and $6.7 million for the three and six months ended June 30, 2000, in comparison to $2.9 million and $5.2 million for the comparable periods in 1999, respectively. The increase is attributable to the acquisitions of Lippo Bank and Redwood Bank and is also reflective of the competitive environment in the employment market that has resulted in a higher demand for limited resources, thus escalating industry salary and employee benefit costs associated with employing and retaining qualified personnel.

         Data processing fees were $1.0 million and $2.0 million for the three and six months ended June 30, 2000, in comparison to $837,000 and $1.6 million for the comparable periods in 1999, respectively. The increased data processing fees are attributable to growth and technological advancements consistent with FBA's product and services offerings, and upgrades to technological equipment, networks and communication channels.

         Amortization of intangibles associated with the purchase of subsidiaries was $338,000 and $645,000 for the three and six months ended June 30, 2000, in comparison to $306,000 and $508,000 for the comparable periods in 1999, respectively. The increase is attributable to the amortization of the cost in excess of the fair value of the net assets acquired of Lippo Bank and Redwood Bank, which were acquired in February 2000 and March 1999, respectively.

         Other expense was $816,000 and $1.4 million for the three and six months ended June 30, 2000, in comparison to $796,000 and $1.6 million for the comparable periods in 1999, respectively. Other expense is comprised of numerous general administrative expenses including but not limited to travel, meals and entertainment, freight and courier services, correspondent bank charges and sales taxes. The overall decrease in such expenditures for the six months ended June 30, 2000 is reflective of management's continued efforts to control these costs.

Provision for Income Tax Expense

         The provision for income tax expense was $2.0 million and $3.4 million for the three and six months ended June 30, 2000, representing an effective income tax rate of 40.7% and 36.7%, respectively, in comparison to $1.6 million and $2.8 million, representing an effective income tax rate of 43.3% and 43.1% for the comparable periods in 1999, respectively. The decrease in the effective income tax rate is primarily attributable to a reduction in the deferred tax asset valuation reserve of $404,000 related to the utilization of net operating losses associated with a previously acquired entity.

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

                                                                       June 30, 2000            December 31, 1999
                                                                   --------------------      ----------------------
                                                                   Notional    Credit        Notional       Credit
                                                                    amount    exposure        amount       exposure
                                                                    ------    --------        ------       --------
                                                                            (dollars expressed in thousands)

         Interest rate swap agreements - pay
           adjustable rate, receive fixed rate....................   $120,000        634        120,000         614
         Interest rate swap agreements - pay
           adjustable rate, receive adjustable rate...............         --         --         75,000          --
         Interest rate cap agreement..............................         --         --         10,000          26
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

         During 1998, FBA entered into $65.0 million notional amount interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with its funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. These swap agreements initially provided for FBA to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the 90-day London Interbank Offering Rate (LIBOR). In March 2000, the terms of the swap agreements were modified such that FBA currently pays an adjustable rate of interest equivalent to the daily weighted average prime lending rate minus 2.705%. The terms of these swap agreements provide for FBA to pay quarterly and receive payment semiannually. The amount receivable by FBA under these swap agreements was $808,000 and $805,000 at June 30, 2000 and December 31, 1999, respectively, and the amount payable by FBA under these swap agreements was $170,000 and $185,000 at June 30, 2000 and December 31, 1999, respectively.

         During May 1999, FBA entered into $75.0 million notional amount interest rate swap agreements with the objective of stabilizing the net interest margin during the six-month period surrounding the Year 2000 century date change. These swap agreements provided for FBA to receive an adjustable rate of interest equivalent to the daily weighted average 30-day LIBOR and pay an adjustable rate of interest equivalent to the daily weighted average prime lending rate minus 2.665%. The terms of these swap agreements, which had an effective date of October 1, 1999 and a maturity date of March 31, 2000, provided for FBA to pay and receive interest on a monthly basis. In January 2000, FBA determined these swap agreements were no longer necessary based upon the results of the Year 2000 transition and terminated these agreements at a cost of $23,000.

         During September 1999, FBA entered into $55.0 million notional amount interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with its funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. These swap agreements provide for FBA to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.70%. The terms of these swap agreements provide for FBA to pay and receive interest on a quarterly basis. The amount receivable by FBA under these swap agreements was $38,000 at June 30, 2000 and December 31, 1999, and the amount payable by FBA under these swap agreements was $42,000 and $44,000 at June 30, 2000 and December 31, 1999, respectively.

         The maturity dates, notional amounts, interest rates paid and received and fair value of interest rate swap agreements outstanding as of June 30, 2000 and December 31, 1999 were as follows:

                                                          Notional     Interest rate     Interest rate   Fair value
                         Maturity date                     amount          paid            received      gain (loss)
                         -------------                    --------      -----------     -------------    -----------
                                                                      (dollars expressed in thousands)

         June 30, 2000:
             September 27, 2001.......................  $  40,000           6.80%             6.14%       $    (464)
             September 27, 2001.......................     15,000           6.80              6.14             (174)
             June 11, 2002............................     15,000           6.80              6.00             (330)
             September 16, 2002.......................     20,000           6.80              5.36             (754)
             September 18, 2002.......................     30,000           6.80              5.33           (1,155)
                                                        ---------                                          --------
                                                        $ 120,000           6.80              5.79         $ (2,877)
                                                        =========         ======            ======         ========

         December 31, 1999:
             March 31, 2000 ..........................  $  50,000           5.84%             6.45%        $     12
             March 31, 2000 ..........................     25,000           5.84              6.45                6
             September 27, 2001.......................     40,000           5.80              6.14             (365)
             September 27, 2001.......................     15,000           5.80              6.14             (137)
             June 11, 2002............................     15,000           6.12              6.00             (291)
             September 16, 2002.......................     20,000           6.12              5.36             (751)
             September 18, 2002.......................     30,000           6.14              5.33           (1,157)
                                                        ---------                                          --------
                                                        $ 195,000           5.93              6.04         $ (2,683)
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

         FBA had a $10.0 million interest rate cap agreement outstanding to limit the interest expense associated with certain interest-bearing liabilities. The interest rate cap agreement matured on May 15, 2000. At December 31, 1999, the unamortized costs associated with this agreement were $19,000 and were included in other assets. The net amount due to FBA under this agreement was $7,000 at December 31, 1999.

                       Loans and Allowance for Loan Losses

         Interest earned on the loan portfolio represents the principal source of income for FBA and its Subsidiary Banks. Interest and fees on loans were 87.8% and 90.1% of total interest income for the three months ended June 30, 2000 and 1999, respectively, and 88.7% for the six months ended June 30, 2000 and 1999. Total loans, net of unearned discount, were $812.7 million, or 75.7% of total assets, at June 30, 2000, compared to $732.3 million, or 79.5% of total assets, at December 31, 1999. The increase in loans, as summarized on the consolidated balance sheets, is primarily attributable to the acquisition of Lippo Bank, which provided loans, net of unearned discount, of $40.9 million, and the continued growth of the commercial and financial and commercial real estate mortgage loan portfolios. This increase was partially offset by a decrease in the consumer and installment loan portfolio, which is primarily comprised of indirect automobile loans, to $31.4 million at June 30, 2000 from $40.5 million at December 31, 1999. Such decrease is consistent with management's efforts to reduce the indirect loan portfolio. Commensurate with the growth in corporate lending and FBA's prescribed credit exposure guidelines for extending credit to an individual borrower, loan participations sold to and purchased from banks affiliated with First Banks were $322.1 million and $98.2 million at June 30, 2000, respectively, in comparison to $302.9 million and $88.2 million at December 31, 1999, respectively. See Note 2 to the accompanying consolidated financial statements for a further discussion of transactions with related parties.

         FBA's nonperforming assets include nonaccrual loans, restructured loans
and  other  real  estate.   The  following  table  presents  the  categories  of
nonperforming assets and certain ratios as of the dates indicated:

                                                                                         June 30,      December 31,
                                                                                           2000            1999
                                                                                           ----            ----
                                                                                    (dollars expressed in thousands)

         Nonperforming loans........................................................   $    5,417          3,337
         Other real estate, net.....................................................           --             60
                                                                                       ----------       --------
                  Total nonperforming assets........................................   $    5,417          3,397
                                                                                       ==========       ========

         Loans, net of unearned discount............................................   $  812,723        732,263
                                                                                       ==========       ========

         Loans past due:
             Over 30 days to 90 days................................................   $    5,922          2,696
             Over 90 days and still accruing........................................           73          2,944
                                                                                       ----------       --------
                  Total past-due loans..............................................   $    5,995          5,640
                                                                                       ==========       ========

         Allowance for loan losses to loans.........................................         2.04%          2.00%
         Nonperforming loans to loans...............................................         0.67           0.46
         Allowance for loan losses to nonperforming loans...........................       305.83         437.85
         Nonperforming assets to loans and other real estate........................         0.67           0.46
                                                                                       ==========       ========

         Nonperforming loans, consisting of loans on nonaccrual status and certain restructured loans, were $5.4 million at June 30, 2000, in comparison to $3.3 million at December 31, 1999. The increase in nonperforming loans is primarily related to a single loan in the amount of $2.4 million at FB Texas that was placed on nonaccrual in May 2000. FBA recently initiated foreclosure proceedings with respect to this relationship and is in the process of liquidating the underlying collateral in settlement of this loan. In addition, the decline in the ratio of the allowance for loan losses to nonperforming loans is attributable to the increase in nonperforming loans, partially offset by an increase in the allowance for loan losses.

         Impaired loans, consisting of loans on nonaccrual status and indirect consumer and installment loans 60 days or more past due, were $5.5 million and $3.6 million at June 30, 2000 and December 31, 1999, respectively.

         The following table presents a summary of loan loss experience for the periods indicated:

                                                                         Three months ended      Six months ended
                                                                              June 30,               June 30,
                                                                       ----------------------  --------------------
                                                                        2000          1999       2000        1999
                                                                        ----          ----       ----        ----
                                                                            (dollars expressed in thousands)

         Allowance for loan losses, beginning of period............    $  15,631      14,037       14,611    12,127
             Acquired allowances for loan losses...................           --          --          799     1,466
                                                                       ---------    --------    ---------  --------
                                                                          15,631      14,037       15,410    13,593
                                                                       ---------    --------    ---------  --------
             Loans charged-off.....................................          (83)       (318)        (725)     (798)
             Recoveries of loans previously charged-off............          649         541        1,170     1,375
                                                                       ---------    --------    ---------  --------
             Net loan recoveries...................................          566         223          445       577
                                                                       ---------    --------    ---------  --------
             Provision for loan losses.............................          370         123          712       213
                                                                       ---------    --------    ---------  --------
         Allowance for loan losses, end of period..................    $  16,567      14,383       16,567    14,383
                                                                       =========    ========    =========  ========

         The allowance for loan losses is monitored on a monthly basis. Each month, the credit administration department provides FBA's management with detailed lists of loans on the watch list and summaries of the entire loan portfolio of each Subsidiary Bank by risk rating. These are combined with analyses of changes in the risk profiles of the portfolios, changes in past-due and nonperforming loans and changes in watch list and classified loans over time. In this manner, the overall increases or decreases in the levels of risk in the portfolios are monitored continually. Factors are applied to the loan portfolios for each category of loan risk to determine acceptable levels of allowance for loan losses. These factors are derived primarily from the actual loss experience of the Subsidiary Banks and from published national surveys of norms in the industry. The calculated allowances required for the portfolios are then compared to the actual allowance balances to determine the provisions necessary to maintain the allowances at appropriate levels. In addition, management exercises judgment in its analysis of determining the overall level of the allowance for loan losses. In its analysis, management considers the change in the portfolio, including growth, composition and the ratio of net loans to total assets, and the economic conditions of the regions in which FBA operates. Based on this quantitative and qualitative analysis, provisions are made to the allowance for loan losses. Such provisions are reflected in the consolidated statements of income.

                                    Liquidity

         The liquidity of FBA and the Subsidiary Banks is the ability to maintain a cash flow which is adequate to fund operations, service debt obligations and meet other commitments on a timely basis. The Subsidiary Banks receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, FBA and the Subsidiary Banks may avail themselves of more volatile sources of funds through the issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed, securities sold under agreements to repurchase, borrowings from the Federal Home Loan Banks and other borrowings, including the revolving Note Payable. The aggregate funds acquired from these more volatile sources were $139.6 million and $109.9 million at June 30, 2000 and December 31, 1999, respectively.

         The following table presents the maturity structure of volatile funds, which consists of certificates of deposit of $100,000 or more, the revolving Note Payable and other short-term borrowings, at June 30, 2000:

                                             (dollars expressed in thousands)

          3 months or less..........................  $   66,291
          Over 3 through 6 months...................      27,391
          Over 6 through 12 months..................      31,216
          Over 12 months............................      14,470
                                                      ----------
            Total...................................  $  139,368
                                                      ==========

         FBA has periodically borrowed from First Banks under the revolving Note Payable. Borrowings under the revolving Note Payable have been utilized to facilitate the funding of FBA's acquisitions (including Lippo Bank), support repurchases of common stock from time to time and for other corporate purposes. As further discussed in Note 4 to the accompanying consolidated financial statements, the increase to $90.0 million of the maximum amount available under the Note Payable is intended to provide FBA with sufficient additional liquidity to pursue acquisition opportunities. The borrowings under the Note Payable bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. The principal and accrued interest under the Note Payable is due and payable on June 30, 2005. At June 30, 2000, the outstanding borrowings under the Note Payable were $4.2 million. There were no amounts outstanding under the Note Payable at December 31, 1999.

         In 1999, FB Texas and FB California established borrowing relationships with the Federal Reserve Banks in their respective districts. These borrowing relationships, which are secured by commercial loans, provide an additional liquidity facility that may be utilized for contingency purposes. At June 30, 2000 and December 31, 1999, FBA's borrowing capacity under these agreements was approximately $280.9 million and $255.4 million, respectively. In addition, the Subsidiary Banks' borrowing capacity through their relationships with the Federal Home Loan Banks was approximately $20.5 million and $35.3 million at June 30, 2000 and December 31, 1999, respectively.

         Management believes the available liquidity and operating results of the Subsidiary Banks will be sufficient to provide funds for growth and to permit the distribution of dividends to FBA sufficient to meet its operating and debt service requirements, both on a short-term and long-term basis.

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

         FBA successfully completed all phases of its Year 2000 program (Program) within the appropriate timeframes established by the regulatory agencies. In addition, FBA did not encounter any significant business disruptions or processing problems as a result of the Year 2000 century date change. Furthermore, management is unaware of any Year 2000 issues encountered by FBA's more significant borrowers and vendors that would inhibit their ability to repay obligations or provide goods or services. The total cost of the Program was $2.2 million, comprised of capital improvements of $1.4 million and direct expenses reimbursable to First Services L.P. of $774,000. The capital improvements are being charged to expense in the form of depreciation expense or lease expense, generally over a period of 60 months. FBA incurred direct expenses related to the Program of approximately $3,000 and $54,000 for the three and six months ended June 30, 2000, and $135,000 and $270,000 for the comparable periods in 1999, respectively, and $540,000 for the year ended December 31, 1999.

                       Effect of New Accounting Standards

          In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 -- Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge in one of three categories. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Under SFAS 133, an entity that elects to apply hedge accounting is required to establish, at the inception of the hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 applies to all entities.
          In June 1999, the FASB issued SFAS No. 137 - Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, which defers the effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Initial application should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated and documented pursuant to the provisions of SFAS 133, as amended. Earlier application of all of the provisions is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after the issuance date of SFAS 133, as amended. Additionally, SFAS 133, as amended, should not be applied retroactively to financial statements of prior periods.
          In June 2000, the FASB issued SFAS No. 138 - Accounting for Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, which addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133, as amended. SFAS 138 amends the accounting and reporting standards of SFAS 133, as amended, for certain derivative instruments, certain hedging activities and for decisions made by the FASB relating to the Derivatives Implementation Group (DIG) process.
          FBA is currently evaluating the requirements of SFAS 133, as amended, to determine its potential impact on the consolidated financial statements.

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          At December 31, 1999, FBA's risk management program's simulation model indicated a loss of projected net interest income in the event of a decline in interest rates. While a decline in interest rates of less than 100 basis points was projected to have a minimal impact on the earnings of FBA, a decline in interest rates of 100 basis points indicated a projected pre-tax loss equivalent to approximately 8.0% of net interest income based on assets and liabilities at December 31, 1999. At June 30, 2000, FBA remains in an "asset-sensitive" position and thus, remains subject to a higher level of risk in a declining interest-rate environment. FBA's asset-sensitive position, coupled with increases in the prime lending rate throughout the last six months, is reflected in FBA's increased net interest income for the three and six months ended June 30, 2000 as further discussed under "--Results of Operations." During the three and six months ended June 30, 2000, FBA's asset-sensitive position and overall susceptibility to market risks have not changed materially.

                           PART II - OTHER INFORMATION


                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits are numbered in accordance with the Exhibit Table of Item 60 of Regulation S-K.

               Exhibit Number                                    Description
               --------------                                    -----------

                   10(cc)        Promissory  note  payable to First Banks, Inc., dated June 30, 2000 - filed herewith.

                   10(dd)        Agreement  and Plan  of Reorganization  by and  between First Banks America, Inc. and
                                 Commercial Bank of San Francisco, dated June 27, 2000 - filed herewith.

                   10(ee)        Agreement and  Plan of Reorganization by and among First Banks America, Inc., Redwood
                                 Bank, First Banks, Inc. and First Bank & Trust, dated June 29, 2000 - filed herewith.

                   27            Article 9 - Financial Data Schedule (EDGAR only)

(b)   FBA filed no reports on Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FIRST BANKS AMERICA, INC.



                                   By: /s/ James F. Dierberg
                                       ---------------------
                                          James F. Dierberg
                                          Chairman of the Board of Directors,
                                          President and Chief Executive Officer
August 8, 2000                            (Principal Executive Officer)



                                   By: /s/ Frank H. Sanfilippo
                                       -----------------------
                                          Frank H. Sanfilippo
                                          Executive Vice President and
                                          Chief Financial Officer
August 8, 2000                            (Principal Financial and
                                          Accounting Officer)

                                                                 Exhibit 10(cc)

                                 PROMISSORY NOTE


$90,000,000.00                  CLAYTON, MISSOURI                June 30, 2000


         On or before June 30, 2005, First Banks America, Inc., a Delaware corporation (hereinafter called "Borrower"), promises to pay to the order of First Banks, Inc., a Missouri corporation (hereinafter called "Lender") at its offices at 135 North Meramec, Clayton, Missouri, in lawful money of the United States of America, the sum of Ninety Million Dollars ($90,000,000.00), or so much thereof as is advanced from time to time and remains outstanding, together with interest thereon from the date hereof until maturity at a varying rate per annum which is one-quarter percent ((0)%) per annum less than the "Prime Rate" as hereinafter defined (but in no event to exceed the maximum rate of non-usurious interest allowed from time to time by law, hereinafter called the "Highest Lawful Rate"), with adjustments in such varying rate to be made on the first day of each month beginning on July 1, 2000, and adjustments due to changes in the Highest Lawful Rate to be made on the effective date of any change in the Highest Lawful Rate. All past due principal and interest shall, at the option of Lender, bear interest at the Highest Lawful Rate from maturity until paid. Interest shall be computed on a per annum basis of a year of 365 days and for the actual number of days (including the first but excluding the last day) elapsed.

         Principal and accrued interest owing on this Promissory Note (the "Note") shall be due and payable on June 30, 2005.

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

         This Note is given by Borrower in replacement of that certain Note dated November 4, 1997 in the principal amount of twenty million dollars ($20,000,000.00) (the "1997 Note"), and the accrued interest on the 1997 Note as of the date of this Note shall become accrued interest on this Note from and after the date hereof. This Note shall be construed under and governed by the laws of the State of Missouri.

         "Prime Rate" shall mean at any time that variable rate of interest per annum published under "Money Rates" in the Wall Street Journal and defined therein as "the base rate on corporate loans posted by at least 75% of the nation's 30 largest banks," or any successor to such rate announced as such by the Wall Street Journal. If the foregoing rate ceases to be published, Lender will choose a new basis for the prime rate, based upon comparable information, and Lender will give Borrower notice of such change.

EXECUTED effective as of the 30th day of June, 2000.


                                                BORROWER:

                                                FIRST BANKS AMERICA, INC.




ADDRESS:                                        By:/s/ Allen H. Blake
--------                                           ------------------
                                                        Allen H. Blake
                                                        Executive Vice President
135 North Meramec
Clayton, Missouri 63105

                                                                EXHIBIT 10(dd)








                      AGREEMENT AND PLAN OF REORGANIZATION





                                 by and between




                           FIRST BANKS AMERICA, INC.,
                             a Delaware corporation,


                                       and


                        COMMERCIAL BANK OF SAN FRANCISCO,
                        a California banking corporation













                                  June 27, 2000

                                TABLE OF CONTENTS


ARTICLE I - TERMS OF THE MERGER & CLOSING; CONVERSION OF SHARES

         Section 1.01.     The Merger...........................................................................  1
         Section 1.02.     Effect of the Merger.................................................................  1
         Section 1.03.     Conversion of Shares.................................................................  1
         Section 1.04.     The Closing........................................................................... 2
         Section 1.05.     The Closing Date...................................................................... 2
         Section 1.06.     Actions At Closing.................................................................... 3
         Section 1.07.     Exchange Procedures; Surrender of Certificates........................................ 3

ARTICLE II - REPRESENTATIONS AND WARRANTIES OF COMMERCIAL BANK

         Section 2.01.     Organization and Capital Stock........................................................ 4
         Section 2.02.     Authorization; No Defaults............................................................ 4
         Section 2.03.     Commercial Bank Subsidiaries.......................................................... 5
         Section 2.04.     Financial Information................................................................. 5
         Section 2.05.     Absence of Changes.................................................................... 5
         Section 2.06.     Regulatory Enforcement Matters........................................................ 5
         Section 2.07.     Tax Matters..........................................................................  6
         Section 2.08.     Litigation............................................................................ 6
         Section 2.09.     Properties, Contracts, Employee Benefit Plans and Other Agreements.................... 6
         Section 2.10.     Reports............................................................................... 8
         Section 2.11.     Investment Portfolio.................................................................. 8
         Section 2.12.     Loan Portfolio........................................................................ 8
         Section 2.13.     Employee Matters and ERISA............................................................ 8
         Section 2.14.     Title to Properties; Licenses; Insurance............................................. 10
         Section 2.15.     Environmental Matters................................................................ 10
         Section 2.16.     Compliance with Laws and Regulations................................................. 11
         Section 2.17.     Brokerage............................................................................ 11
         Section 2.18.     No Undisclosed Liabilities........................................................... 11
         Section 2.19.     Statements True and Correct.......................................................... 11
         Section 2.20.     Commitments and Contracts............................................................ 11
         Section 2.21.     Material Interest of Certain Persons................................................. 12
         Section 2.22.     Conduct to Date...................................................................... 12




ARTICLE III - REPRESENTATIONS AND WARRANTIES OF FBA

         Section 3.01.     Organization......................................................................... 14
         Section 3.02.     Authorization........................................................................ 14
         Section 3.03.     Litigation........................................................................... 14
         Section 3.04.     Statements True and Correct.......................................................... 14

ARTICLE IV - AGREEMENTS OF COMMERCIAL BANK

         Section 4.01.     Business in Ordinary Course.......................................................... 15
         Section 4.02.     Breaches............................................................................. 17
         Section 4.03.     Meeting of Shareholders.............................................................. 18
         Section 4.04.     Consummation of Agreement............................................................ 18
         Section 4.05.     Environmental Reports................................................................ 18
         Section 4.06.     Access to Information................................................................ 19
         Section 4.07.     Consents of Third Parties............................................................ 19
         Section 4.08.     Subsequent Financial Statements...................................................... 19
         Section 4.09.     Merger Agreement......................................................................19

ARTICLE V - AGREEMENTS OF FBA

         Section 5.01.     Regulatory Approvals................................................................. 19
         Section 5.02.     Breaches............................................................................. 20
         Section 5.03.     Consummation of Agreement............................................................ 20
         Section 5.04.     Employee Benefits.................................................................... 20
         Section 5.05.     Merger Agreement..................................................................... 20
         Section 5.06.     Indemnification...................................................................... 20

ARTICLE VI - CONDITIONS PRECEDENT TO THE MERGER

         Section 6.01.     Conditions to the Obligations of FBA................................................. 21
         Section 6.02.     Conditions to the Obligations of Commercial Bank..................................... 22




ARTICLE VII - TERMINATION

         Section 7.01.     Mutual Agreement..................................................................... 23
         Section 7.02.     Breach of Agreements................................................................. 23
         Section 7.03.     Failure of Conditions................................................................ 23
         Section 7.04.     Denial of Regulatory Approval........................................................ 23
         Section 7.05.     Environmental Reports................................................................ 24
         Section 7.06.     Regulatory Enforcement Matters....................................................... 24
         Section 7.07.     Unilateral Termination............................................................... 24
         Section 7.08.     Acquisition Proposal................................................................. 24
         Section 7.09.     Liquidated Damages................................................................... 24
         Section 7.10.     Break-up Fee......................................................................... 24

ARTICLE VIII - GENERAL PROVISIONS

         Section 8.01.     Confidential Information............................................................. 27
         Section 8.02.     Publicity............................................................................ 27
         Section 8.03.     Return of Documents.................................................................. 27
         Section 8.04.     Notices.............................................................................. 27
         Section 8.05.     Nonsurvival of Representations, Warranties and Agreements............................ 28
         Section 8.06.     Costs and Expenses................................................................... 28
         Section 8.07.     Entire Agreement..................................................................... 28
         Section 8.08.     Headings and Captions................................................................ 28
         Section 8.09.     Waiver, Amendment or Modification.................................................... 28
         Section 8.10.     Rules of Construction................................................................ 29
         Section 8.11.     Counterparts......................................................................... 29
         Section 8.12.     Successors and Assigns............................................................... 29
         Section 8.13.     Governing Law........................................................................ 29

         Signatures............................................................................................. 30


                      AGREEMENT AND PLAN OF REORGANIZATION


         This Agreement and Plan of Reorganization, dated as of June 27, 2000 is by and between First Banks America, Inc., a bank holding company organized as a Delaware corporation ("FBA"), and Commercial Bank of San Francisco, a California banking corporation ("Commercial Bank"). This Agreement and Plan of Reorganization is hereinafter referred to as the "Agreement."

         In consideration of the mutual representations, warranties, agreements and covenants contained herein, FBA and Commercial Bank hereby agree as follows:


                                    ARTICLE I

                    TERMS OF THE MERGER & CLOSING; CONVERSION
                                    OF SHARES

         Section 1.01. The Merger. Pursuant to the terms and provisions of this Agreement and the Agreement and Plan of Merger between Commercial Bank and Newco (the "Merger Agreement") attached hereto as Exhibit "A," FBA will organize an interim subsidiary as a California corporation ("Newco"). Subject to the receipt of required regulatory approvals and the satisfaction or waiver of the conditions set forth in Article VI of this Agreement, Newco shall merge with and into Commercial Bank (the "Merger") pursuant to the California General Corporation Law (collectively referred to herein as the "Corporate Law").

         Section 1.02. Effect of the Merger. The Merger shall have all of the effects provided in the Corporate Law, this Agreement and the Merger Agreement, and the separate corporate existence of Newco shall cease on consummation of the Merger and be combined in Commercial Bank. Following the Merger, the Articles of Association and Bylaws of the resulting bank shall be as stated in the Merger Agreement, and the directors and officers of the resulting bank shall be the persons serving as directors and officers of Newco immediately prior to the Merger.

         Section 1.03.  Conversion of Shares

         (a) At the Effective Time (as defined in Section 1.05 hereof), subject to the remaining provisions of this Section 1.03, each share of common stock, no par value, of Commercial Bank ("Commercial Bank Common") outstanding immediately prior to the Effective Time shall be converted into the right to receive the price per share (the "Per Share Merger Price") equal to the sum of (i) seventeen dollars and seventy five cents ($17.75), plus (ii) the amount per fully diluted share of the gain, if any, realized by Commercial Bank on the sale prior to the Closing (as defined herein) of the business of its International Banking Group. Such gain shall be determined net of the costs incurred in selling such business and the net book value of any assets transferred in such sale, in accordance with generally accepted accounting principles.

         (b) Each share of Commercial Bank Common held in the treasury of Commercial Bank or by any direct or indirect subsidiary of Commercial Bank immediately prior to the Effective Time shall be canceled and shall not be considered in determining the allocation of any consideration in the Merger.

         (c) The stock transfer books of Commercial Bank shall be closed, and no share transfers will be permitted after the Effective Time. At the Effective Time, by virtue of the Merger and without any action on the part of the holders thereof, all of the shares of Commercial Bank Common shall cease to be outstanding and be canceled.

         (d) If holders of Commercial Bank Common are entitled to require appraisal of their shares under applicable Corporate Law, issued and outstanding shares of Commercial Bank Common held by a dissenting holder who has perfected the right to obtain an appraisal of his shares shall not be converted as described in this Section 1.03, but from and after the Effective Time shall represent only the right to receive such consideration as may be determined pursuant to applicable Corporate Law; provided, however, that each share of Commercial Bank Common outstanding immediately prior to the Effective Time and held by a dissenting holder who shall, after the Effective Time, withdraw his demand for appraisal or lose his right of appraisal shall thereafter have only such rights as are provided under applicable Corporate Law.

         (e)  Any  options  to  purchase   shares  of  Commercial   Bank  Common
("Commercial Bank Options") which are outstanding immediately prior to the Effective Time and exercisable at a price less than the Per Share Merger Price may be surrendered to Commercial Bank as of the Closing Date. FBA shall pay for each share of Commercial Bank Common covered by such a surrendered option an amount equal to the difference between the Per Share Merger Price and the exercise price per share of the options surrendered. All Commercial Bank Options that are not exercised or surrendered in accordance with the preceding sentence shall be canceled as of the Effective Time.

         (f) At the Effective Time, the outstanding shares of common stock of Newco shall be converted into an equal number of shares of Commercial Bank Common, so that immediately following the effective time of the Merger, the number of outstanding shares of common stock of Commercial Bank shall be equal to the number of outstanding shares of common stock of Newco immediately prior to the Merger.

         Section 1.04. The Closing. The closing of the Merger (the "Closing") shall take place at the location mutually agreeable to the parties hereto at 10:00 a.m. local time on the Closing Date.

         Section 1.05. The Closing Date. At FBA's election, the Closing shall take place on either (i) one of the last five (5) business days of the month or
(ii) the first business day of the month following the month, in either case during which each of the conditions in Sections 6.01 and 6.02 is satisfied or waived by the appropriate party, or on such other date as Commercial Bank and FBA may agree (the "Closing Date"). The Merger shall be effective upon the filing of the Merger Agreement with the Secretary of State of the State of California in accordance with the California Corporations Code (the "Effective Time").

         Section 1.06. Actions At Closing (a) At the Closing, Commercial Bank shall deliver to FBA:

                  (i) certified copies of the Articles of Incorporation and Bylaws of Commercial Bank;

                  (ii) a certificate signed by an appropriate officer of Commercial Bank stating that (A) each of the representations and warranties contained in Article II is true and correct in all material respects at the time of the Closing with the same force and effect as if such representations and warranties had been made at the Closing, and (B) all of the conditions set forth in Section 6.01 have been satisfied or waived as provided therein;

                  (iii) certified copies of the resolutions of Commercial Bank's Board of Directors and shareholders, establishing the requisite approvals under applicable Corporate Law of this Agreement, the Merger and the other transactions contemplated hereby;

                  (iv) tax clearance certificates with regard to Commercial Bank, issued by the Franchise Tax Board of the State of California, dated a recent date, satisfactory in form and substance to FBA; and

                  (v) a legal opinion from counsel for Commercial Bank with respect to the matters listed in Exhibit 1.06(a) hereto, in form reasonably satisfactory to FBA and its counsel.

         (b)  At the Closing, FBA shall deliver to Commercial Bank:

                  (i) a certificate signed by an appropriate officer of FBA stating that (A) each of the representations and warranties contained in Article III is true and correct in all material respects at the time of the Closing with the same force and effect as if such representations and warranties had been made at the Closing, and (B) all of the conditions set forth in Section 6.02 have been satisfied or waived as provided therein;

                  (ii) certified copies of the resolutions of the Board of Directors of each of FBA and Newco, establishing the requisite approvals of each of them under applicable Corporate Law of this Agreement, the Merger and the other transactions contemplated hereby; and

                  (iii) a legal opinion from counsel for FBA with respect to the
         matters  listed  in  Exhibit   1.06(b)   hereto,   in  form  reasonably
         satisfactory to Commercial Bank and its counsel.

         Section 1.07. Exchange Procedures; Surrender of Certificates As soon as reasonably practicable after the Effective Time, FBA shall mail to each record holder of shares of Commercial Bank Common a letter of transmittal in form reasonably satisfactory to Commercial Bank (which shall specify that delivery shall be effected, and risk of loss and title to certificates shall pass, only upon proper delivery of the certificates to FBA and shall be in such form and have such other provisions as FBA may reasonably specify) and instructions for use in effecting the surrender of certificates, and FBA shall promptly pay the appropriate consideration to former holders of Commercial Bank Common who make proper delivery of certificates or comply with FBA's reasonable instructions and requirements with respect to any certificate that has been lost or stolen.


                                   ARTICLE II

                REPRESENTATIONS AND WARRANTIES OF COMMERCIAL BANK

         Commercial Bank represents and warrants to FBA as follows:

         Section 2.01. Organization and Capital Stock (a) Commercial Bank is a banking association duly organized, validly existing and in good standing under the laws of the State of California and has the corporate power to own all of its property and assets, to incur all of its liabilities and to carry on its business as now being conducted. Commercial Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC").

         (b) As of the date hereof, the authorized capital stock of Commercial Bank consists of (i) 4,000,000 shares of Commercial Bank Common, of which 1,389,372 shares are outstanding, duly and validly issued, fully paid and non-assessable, and 2,000,000 shares of serial preferred stock, none of which is outstanding. None of the outstanding shares of Commercial Bank Common has been issued in violation of any preemptive rights. Each certificate representing shares of Commercial Bank Common issued in replacement of any certificate theretofore issued by it which was claimed by the record holder thereof to have been lost, stolen or destroyed was issued by Commercial Bank only upon receipt of an affidavit of lost stock certificate and a bond sufficient to indemnify Commercial Bank against any claim that may be made against it on account of the alleged loss, theft or destruction of a certificate or the issuance of a replacement certificate.

         (c) Except as disclosed in Section 2.01(c) of that certain document delivered by Commercial Bank to FBA entitled "Disclosure Schedule" and executed by both Commercial Bank and FBA concurrently with the execution and delivery of this Agreement (the "Disclosure Schedule"), there are no shares of capital stock or other equity securities of Commercial Bank issued or outstanding and no outstanding options, warrants, rights to subscribe for, calls or commitments of any character whatsoever relating to, or securities or rights convertible into or exchangeable for, shares of the capital stock of Commercial Bank or contracts, commitments, understandings or arrangements by which Commercial Bank is or may be obligated to issue additional shares of its capital stock.

         Section 2.02. Authorization; No Defaults. Commercial Bank's Board of Directors has by all requisite action approved this Agreement and the Merger and authorized the execution on its behalf by its duly authorized officers of this Agreement and the performance by Commercial Bank of its obligations hereunder. Nothing in the Articles of Incorporation or Bylaws of Commercial Bank or any other agreement, instrument, decree, proceeding, law or regulation (except as specifically referred to in this Agreement) by or to which Commercial Bank or any of its assets is bound or subject prohibits or inhibits Commercial Bank from consummating this Agreement and the Merger on the terms and conditions herein contained. This Agreement has been duly and validly executed and delivered by Commercial Bank and constitutes the legal, valid and binding obligation of Commercial Bank, enforceable against Commercial Bank in accordance with its terms. Commercial Bank is not in default under nor in violation of any provision of its articles or certificates of incorporation, bylaws, or any promissory note, indenture or any evidence of indebtedness or security therefor, lease, contract, purchase or other commitment or any other agreement which is material to Commercial Bank.

         Section 2.03. Commercial Bank Subsidiaries. Commercial Bank has no direct and indirect subsidiaries. Except as disclosed in Section 2.03 of the Disclosure Schedule, Commercial Bank is not a party to any partnership or joint venture or nor does it own an equity interest in any other business or enterprise.

         Section 2.04. Financial Information. The audited balance sheets of Commercial Bank as of December 31, 1999 and related income statements and statements of changes in shareholders' equity and of cash flows for the three years ended December 31, 1999, together with the notes thereto, in the form previously furnished to FBA; and Commercial Bank's year-end and quarter-end Reports of Condition and Reports of Income for 1999 and for the three month period ended March 31, 2000, respectively, as filed with the Department of Financial Institutions of the State of California (the "Financial Institutions Department") (such financial statements and notes collectively referred to herein as the "Commercial Bank Financial Statements"), have been or will be prepared in accordance with generally accepted accounting principles applied on a consistent basis (except as may be disclosed therein and except for regulatory reporting differences required for Commercial Bank's reports) and fairly present or will fairly present the financial position and the results of operations, changes in shareholders' equity and cash flows of Commercial Bank as of the dates and for the periods indicated.

         Section 2.05. Absence of Changes. Since March 31, 2000 there has not been any material adverse change in the financial condition, the results of operations or the business or prospects of Commercial Bank, nor have there been any events or transactions having such a material adverse effect which should be disclosed in order to make the Commercial Bank Financial Statements not misleading. Since November 15, 1999 (the date of the most recent examination of Commercial Bank by the Financial Institutions Department and/or the FDIC), there has been no material adverse change in Commercial Bank's financial condition, results of operations or business except for any such changes as are disclosed in Commercial Bank's Reports of Condition and Income filed with the FDIC since such date.

         Section 2.06.  Regulatory  Enforcement Matters.  Except as disclosed in
Section 2.06 of the Disclosure Schedule, Commercial Bank is not subject to, nor has it received any notice or advice that it may become subject to, any order, agreement, memorandum of understanding or other regulatory enforcement action or proceeding with or by any federal or state agency charged with the supervision or regulation of banks or bank holding companies or engaged in the insurance of bank deposits or any other governmental agency having supervisory or regulatory authority with respect to Commercial Bank.

         Section 2.07. Tax Matters. (a) Commercial Bank has filed all federal, state, local and foreign income, franchise, excise, sales, use, real and personal property and other tax returns required to be filed. All such returns fairly reflect the information required to be presented therein. All provisions for accrued but unpaid taxes contained in the Commercial Bank Financial Statements were made in accordance with generally accepted accounting principles and in the aggregate do not materially fail to provide for potential tax liabilities.

         (b) Commercial Bank has not (i) executed an extension or waiver that is currently in effect with respect to any statute of limitations on the assessment or collection of any tax; (ii) entered into any tax sharing or tax allocation agreement or been a part of a consolidated group filing a consolidated tax return (other than a group of which Commercial Bank was the parent); (iii) become liable for a tax of any other person or entity pursuant to Treasury Regulation 1.1502-6 (or any similar provision of state, local or foreign laws) as a transferee or successor or by contract or otherwise; or (iv) made any payment, become obligated to make any payment or been party to a contract or agreement that would obligate it to make any payment that would be disallowed as a deduction under Section 280G or 162(m) of the Internal Revenue Code.

         (c) All material elections with respect to taxes affecting Commercial Bank have been and will be timely made.

         Section 2.08. Litigation. Except as disclosed in Section 2.08 of the Disclosure Schedule, there is no litigation, claim, investigation, governmental inquiry or other proceeding pending or, to the best of Commercial Bank's knowledge, threatened against Commercial Bank, or to which the property of Commercial Bank is or would be subject.

         Section 2.09. Properties, Contracts, Employee Benefit Plans and Other Agreements. Section 2.09 of the Disclosure Schedule specifically identifies the following:

         (a) all real property owned by Commercial Bank and the principal buildings and structures located thereon, together with a legal description of such property, and each lease of real property to which Commercial Bank is a party, identifying the parties thereto, the annual rental payable, the expiration date thereof and a brief description of the property covered;

         (b) all loan and credit agreements, conditional sales contracts or other title retention agreements or security agreements relating to money borrowed by Commercial Bank, exclusive of deposit agreements with customers of Commercial Bank, agreements for the purchase of federal funds and repurchase agreements, in each case entered into in the ordinary course of business;

         (c) all agreements, loans, contracts, leases, guaranties, letters of credit, lines of credit or commitments of Commercial Bank not referred to elsewhere in this Section 2.09 which:

                  (i) involve payment by Commercial Bank of more than $150,000 (other than loans, loan commitments or letters of credit);

                  (ii) involve payments based on profits of Commercial Bank;

                  (iii) relate to the future purchase of goods or services in excess of the requirements of its respective business at current levels or for normal operating purposes;

                  (iv) were not made in the ordinary course of business;

                   (v) materially affect the business or financial condition of Commercial Bank; or

                  (vi) require the consent or approval of any third party for the Merger to be consummated.

         (d) all contracts, agreements, plans and arrangements by which any profit sharing, group insurance, hospitalization, stock option, pension, retirement, bonus, deferred compensation, stock bonus, stock purchase, collective bargaining agreements, contracts or arrangements under which pensions, deferred compensation or other retirement benefits is being paid, or plans or arrangements established or maintained, sponsored or undertaken by Commercial Bank for the benefit of officers, directors or employees, including each trust or other agreement with any custodian or any trustee for funds held under any such agreement, plan or arrangement, and in respect to any of them, the latest reports or forms, if any, filed with the Department of Labor and Pension Benefit Guaranty Corporation under ERISA (as defined below), any current financial or actuarial reports and any currently effective IRS private ruling or determination letters obtained by or for the benefit of Commercial Bank;

         (e) all leases, subleases or licenses with respect to real or personal property, whether as lessor, lessee, licensor or licensee, with annual rental or other payments due thereunder in excess of $75,000;

         (f) all agreements for the employment, retention or engagement, or with respect to the severance, of any officer, employee, agent, consultant or other person or entity which by its terms is not terminable by Commercial Bank on thirty (30) days written notice or less without any payment by reason of such termination; and

         (g) the name and annual salary as of December 31, 1999 of each director or employee of Commercial Bank with a salary in excess of $100,000.

         Copies of each document, plan and contract identified in Section 2.09 of the Disclosure Schedule are appended to such Schedule and are hereby incorporated into and constitute a part of the Disclosure Schedule.

         Section 2.10. Reports. Commercial Bank has filed all reports and statements, together with any amendments required to be made with respect thereto, required to be filed with the Financial Institutions Department, the FDIC and all other federal and state banking or securities authorities and any other governmental authority with jurisdiction over Commercial Bank. As of the dates thereof, such reports and documents, including any financial statements, exhibits and schedules, complied in all material respects with applicable statutes, rules and regulations and did not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading.

         Section 2.11. Investment Portfolio. All United States Treasury securities, obligations of other United States Government agencies and corporations, obligations of States and political subdivisions of the United States and other investment securities held by Commercial Bank, as reflected in the latest balance sheet of Commercial Bank included in the Commercial Bank Financial Statements, are carried in accordance with generally accepted accounting principles.

         Section 2.12. Loan Portfolio. (a) All loans and discounts shown on the Commercial Bank Financial Statements at March 31, 2000 or which were or will be entered into after March 31, 2000 but before the Closing Date were and will be made in all material respects for good, valuable and adequate consideration in the ordinary course of the business, in accordance with sound lending practices, and they are not subject to any known defenses, setoffs or counterclaims, including without limitation any such as are afforded by usury or truth in lending laws;

         (b) the notes and other evidences of indebtedness evidencing such loans and all forms of pledges, mortgages and other collateral documents and security agreements are and will be enforceable, valid, true and genuine and what they purport to be;

         (c) Commercial Bank has complied and will through the Closing Date comply with all laws and regulations relating to such loans, or to the extent there has not been such compliance, such failure to comply will not interfere with the collection of any loan. All loans and loan commitments extended by Commercial Bank and any extensions, renewals or continuations of such loans and loan commitments were made in accordance with its customary lending standards in the ordinary course of business. Such loans are evidenced by appropriate and sufficient documentation based upon Commercial Bank's customary and ordinary past practices; and

         (d) the reserve for loan losses reflected in the Commercial Bank Financial Statements as of March 31, 2000 is adequate in all material respects under the requirements of generally accepted accounting principles to provide for losses on loans outstanding as of March 31, 2000.

         Section 2.13.     Employee Matters and ERISA.

         (a) Commercial Bank has not entered into any collective bargaining agreement with any labor organization with respect to any group of employees, and to the best of Commercial Bank's knowledge there is no present effort nor existing proposal to attempt to unionize any group of employees of Commercial Bank.

         (b)(i) Commercial Bank has been and is in compliance with all applicable laws respecting employment and employment practices, terms and conditions of employment and wages and hours, including, without limitation, any laws respecting employment discrimination and occupational safety and health requirements, and Commercial Bank is not engaged in any unfair labor practice;
(ii) there is no unfair labor practice complaint against Commercial Bank pending or, to the best of Commercial Bank's knowledge, threatened before the National Labor Relations Board; (iii) there is no labor dispute, strike, slowdown or stoppage actually pending or, to the best of Commercial Bank's knowledge, threatened against or directly affecting Commercial Bank; and (iv) Commercial Bank has not experienced any work stoppage or other material labor difficulty during the past five years.

         (c) Except as disclosed in Section 2.13(c) of the Disclosure Schedule, Commercial Bank does not maintain, contribute to or participate in or have any liability under any employee benefit plans, as defined in Section 3(3) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), or any nonqualified employee benefit plans or deferred compensation, bonus, stock or incentive plans, or other employee benefit, fringe benefit or other written or oral benefit, contract or arrangement with one or more former or current employees of Commercial Bank (collectively, the "Employee Plans"). No present or former employee of Commercial Bank has been charged with breaching nor has breached a fiduciary duty under any Employee Plan. Commercial Bank does not participate in, nor has it in the past five years participated in, nor has it any present or future obligation or liability under, any multiemployer plan (as defined at Section 3(37) of ERISA). Except as separately disclosed in Section 2.13(c) of the Disclosure Schedule, Commercial Bank doe not maintain, contribute to, or participate in any plan that provides health, major medical, disability, life insurance, severance, salary continuation or other benefits to one or more former employees of Commercial Bank.

         (d) All liabilities of the Employee Plans have been funded on the basis of consistent methods in accordance with sound actuarial assumptions and practices, and no Employee Plan, at the end of any plan year, or at March 31, 2000, had an accumulated funding deficiency. No actuarial assumptions have been changed since the last written report of actuaries on the Employee Plans. All insurance premiums (including premiums to the Pension Benefit Guaranty Corporation) have been paid in full, subject only to normal retrospective adjustments in the ordinary course. Except as reflected in the Commercial Bank Financial Statements, Commercial Bank has no contingent or actual liabilities under Title IV of ERISA. No accumulated funding deficiency (within the meaning of Section 302 of ERISA or Section 412 of the Internal Revenue Code of 1986, as amended (the "Code")) has been incurred with respect to any Employee Plan, whether or not waived. No reportable event (as defined in Section 4043 of ERISA) has occurred with respect to any Employee Plan as to which a notice would be required to be filed with the Pension Benefit Guaranty Corporation. No claim is pending, threatened or imminent with respect to any Employee Plan (other than a routine claim for benefits for which plan administrative review procedures have not been exhausted) for which Commercial Bank would be liable, except as is reflected in the Commercial Bank Financial Statements. Commercial Bank has no liability for excise taxes under Sections 4971, 4975, 4976, 4977, 4979 or 4980B of the Code or for a fine under Section 502 of ERISA with respect to any Employee Plan. All Employee Plans have in all material respects been operated, administered and maintained in accordance with the terms thereof and in compliance with the requirements of all applicable laws, including, without limitation, ERISA.

         Section 2.14. Title to Properties; Licenses; Insurance. (a) Commercial Bank has marketable title, insurable at standard rates, free and clear of all liens, charges, encumbrances (except taxes which are not yet payable and liens, charges or encumbrances reflected in the Commercial Bank Financial Statements), easements, rights-of-way, and other restrictions which are not material, and further excepting in the case of other Real Estate Owned ("OREO"), as such real estate is internally classified on the books of Commercial Bank, rights of redemption under applicable law, to all of their real properties;

         (b) all leasehold interests for real property and material personal property used by Commercial Bank in its business are held pursuant to lease agreements which are valid and enforceable in accordance with their terms;

         (c) all such properties comply in all material respects with all applicable private agreements, zoning requirements and other governmental laws and regulations relating thereto, and there are no condemnation proceedings pending or, to the best of Commercial Bank's knowledge, threatened with respect to any of such properties;

         (d) Commercial Bank has valid title or other ownership rights under licenses to all material intangible personal or intellectual property used in its business, free and clear of any material claim, defense or right of any other person or entity, subject only to rights of the licensors pursuant to applicable license agreements, which rights do not materially and adversely interfere with the use of such property; and

         (e) all material insurable properties owned or held by Commercial Bank are adequately insured by financially sound and reputable insurers in such amounts and against fire and other risks insured against by extended coverage and public liability insurance, as is customary with banks of similar size.

         Section 2.15. Environmental Matters. As used in this Agreement, "Environmental Laws" means all local, state and federal environmental, health and safety laws and regulations in all jurisdictions in which Commercial Bank has done business or owned, leased or operated property, including, without limitation, the Federal Resource Conservation and Recovery Act, the Federal Comprehensive Environmental Response, Compensation and Liability Act, the Federal Clean Water Act, the Federal Clean Air Act, and the Federal Occupational Safety and Health Act.

         During the period of Commercial Bank's ownership, lease or operation (on its own behalf or in a fiduciary capacity) of all properties (and, to the best of Commercial Bank's knowledge, during periods prior to such ownership, lease or operation), neither the conduct nor operation of Commercial Bank nor any condition of any property violates or violated any Environmental Law in any respect material to the business of Commercial Bank, and no condition or event has occurred with respect to any of them or any property that, with notice or the passage of time, or both, would constitute a violation material to the business of Commercial Bank, of any Environmental Law or obligate (or potentially obligate) Commercial Bank to remedy, stabilize, neutralize or otherwise alter the environmental condition of any property, where the aggregate cost of such actions would be material to Commercial Bank. Commercial Bank has not received notice from any person or entity that Commercial Bank or the operation or condition of any property ever owned, leased or operated by Commercial Bank on its own behalf or in a fiduciary capacity, are or were in violation of any Environmental Law, or that Commercial Bank is responsible (or potentially responsible) for remedying, or the cleanup of, any pollutants, contaminants, or hazardous or toxic wastes, substances or materials at, on or beneath any such property.

         Section 2.16. Compliance with Laws and Regulations. Commercial Bank has all licenses, franchises, permits and other governmental authorizations that are legally required to enable them to conduct their respective businesses, are qualified to conduct business in every jurisdiction in which such qualification is legally required and are in compliance in all material respects with all applicable laws and regulations.

         Section 2.17. Brokerage. Except as disclosed in Section 2.17 of the Disclosure Schedule, there are no claims, agreements or obligations for brokerage commissions, finders' fees, financial advisory fees, investment banking fees or similar compensation in connection with the transactions contemplated by this Agreement payable by Commercial Bank.

         Section 2.18. No Undisclosed Liabilities. Commercial Bank does not have any material liability, whether known or unknown, asserted or unasserted, absolute or contingent, accrued or unaccrued, liquidated or unliquidated, and whether due or to become due (and there is no past or present fact, situation, circumstance, condition or other basis for any present or future action, suit or proceeding, hearing, charge, complaint, claim or demand against Commercial Bank giving rise to any such liability), except (i) liabilities reflected in the Commercial Bank Financial Statements and (ii) liabilities of the same type incurred in the ordinary course of business since March 31, 2000.

         Section 2.19. Statements True and Correct. None of the information supplied or to be supplied by Commercial Bank for inclusion in any document to be filed with any regulatory authority in connection with the transactions contemplated hereby or in the Proxy Statement described in Section 4.03 will, at the respective times such documents are filed or distributed, be false or misleading with respect to any material fact, or omit to state any material fact necessary in order to make the statements therein not misleading. All documents that Commercial Bank is responsible for filing with any regulatory authority in connection with the transactions contemplated hereby will comply with applicable laws, rules and regulations.

         Section 2.20. Commitments and Contracts. Except as disclosed in Section
2.20 of the Disclosure Schedule (and with a true and correct copy of the document or other item in question having been made available to FBA for inspection), Commercial Bank is not a party or subject to any of the following (whether written or oral, express or implied):

                  (i) any agreement, arrangement or commitment not made in the ordinary course of business;

                  (ii)  any  agreement,   indenture  or  other   instrument  not
         reflected in the Commercial Bank Financial Statements relating to the borrowing of money by Commercial Bank or the guarantee by Commercial Bank of any obligation (other than trade payables or instruments related to transactions entered into in the ordinary course of business, such as deposits, federal funds borrowings and repurchase agreements), other than agreements, indentures or instruments providing for annual payments of less than $75,000; or

                  (iii) any contract containing covenants which limit the ability of Commercial Bank to compete in any line of business or with any person or containing any restriction of the geographical area in which, or method by which, Commercial Bank may carry on its business.

         Section 2.21. Material Interest of Certain Persons. Except as disclosed in Section 2.21 of the Disclosure Schedule:

         (a) no officer or director of Commercial Bank or any "associate" (as such term is defined in Rule 14a-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), of any such officer or director has any material interest in any material contract or property (real or personal, tangible or intangible) used in or pertaining to the business of Commercial Bank; and

         (b) all outstanding loans from Commercial Bank to any present officer, director, principal shareholder, employee or any associate or related interest of any such person were approved by or reported to the Board of Directors in accordance with all applicable laws and regulations.

         Section 2.22. Conduct to Date. From and after December 31, 1999 through the date of this Agreement, except as disclosed in Section 2.22 of the Disclosure Schedule, Commercial Bank has not done the following:

                   (i) failed to conduct its business in the ordinary and usual course consistent with past practices;

                  (ii) issued, sold, granted, conferred or awarded any common or other stock, or any corporate debt securities properly classified under generally accepted accounting principles applied on a consistent basis as long-term debt on the balance sheets of Commercial Bank;

                 (iii) effected   any   stock  split   or  adjusted,   combined,
         reclassified or otherwise changed its capitalization;

                  (iv) declared, set aside or paid any cash or stock dividend or other distribution in respect of its capital stock, or purchased, redeemed, retired, repurchased, or exchanged, or otherwise directly or indirectly acquired or disposed of any of its capital stock;

                  (v) incurred any material obligation or liability (absolute or contingent), except normal trade or business obligations or liabilities incurred in the ordinary course of business, or subjected to lien any of its assets or properties other than in the ordinary course of business consistent with past practice;

                  (vi) discharged or satisfied any material lien or paid any material obligation or liability (absolute or contingent), other than in accordance with its terms in the ordinary course of business;

                  (vii) sold, assigned, transferred, leased, exchanged, or otherwise disposed of any of its properties or assets other than for a fair consideration in the ordinary course of business;

                  (viii) except as required by contract, (A) increased the rate of compensation of, or paid any bonus to, any of its directors, officers, or other employees, except merit or promotion increases in accordance with existing policy, (B) entered into any new, or amended or supplemented any existing, employment, management, consulting, deferred compensation, severance or other similar contract, (C) entered into, terminated or substantially modified any of the Employee Plans or
         (D) agreed to do any of the foregoing;

                  (ix) suffered any material damage, destruction, or loss, whether as the result of fire, explosion, earthquake, accident, casualty, labor trouble, taking of property by any governmental authority, flood, windstorm, embargo, riot, act of God, act of war or other casualty or event, whether or not covered by insurance;

                   (x) canceled or compromised any debt, except for debts charged off or compromised in accordance with past practice;

                  (xi) entered   into  any material  transaction,  contract   or
         commitment outside the ordinary course of its business; or

                 (xii) made or guaranteed any loan to any of the Employee Plans.

                                   ARTICLE III

                      REPRESENTATIONS AND WARRANTIES OF FBA

         FBA represents and warrants to Commercial Bank as follows:

         Section 3.01. Organization FBA is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware. FBA has the corporate power to own all of its property and assets, to incur all of its liabilities and to carry on its business as now being conducted, and it is registered as a bank holding company with the Board of Governors of the Federal Reserve System (the "Federal Reserve").

         Section 3.02. Authorization. The Board of Directors of FBA has by all requisite action approved this Agreement and the Merger and authorized the execution hereof on its behalf by its duly authorized officers and the performance by FBA of its obligations hereunder. Nothing in the Articles of Incorporation or Bylaws of FBA or any other agreement, instrument, decree, proceeding, law or regulation (except as specifically referred to in this Agreement) by or to which FBA any of its subsidiaries is bound or subject prohibits or inhibits FBA from consummating this Agreement and the Merger on the terms and conditions herein contained. This Agreement has been duly and validly executed and delivered by FBA and constitutes a legal, valid and binding obligation of FBA, enforceable against FBA in accordance with its terms.

         Section 3.03. Litigation. There is no litigation, claim or other proceeding pending or, to the best of FBA's knowledge, threatened that would prohibit FBA from consummating the transactions contemplated by this Agreement.

         Section 3.04. Statements True and Correct. None of the information supplied or to be supplied by FBA for inclusion in any document to be filed with any regulatory authority in connection with the transactions contemplated hereby will, at the respective times such documents are filed be false or misleading with respect to any material fact, or omit to state any material fact necessary in order to make the statements therein not misleading. All documents that FBA is responsible for filing with any other regulatory authority in connection with the transactions contemplated hereby will comply with applicable laws, rules and regulations.

                                   ARTICLE IV

                          AGREEMENTS OF COMMERCIAL BANK

         Section 4.01.     Business in Ordinary Course.

         (a) Commercial Bank shall continue to carry on after the date hereof its business and the discharge or incurrence of obligations and liabilities only in the usual, regular and ordinary course of business, as heretofore conducted, and by way of amplification and not limitation, Commercial Bank will not:

                  (i) declare or pay any dividend or make any other distribution to shareholders, whether in cash, stock or other property, except in amounts not exceeding any dividends actually declared and paid during the comparable periods of the preceding year as set forth in Section
         4.01 of the Disclosure Schedule;

                  (ii) issue any capital stock or other stock or any options, warrants, or other rights to subscribe for or purchase capital stock or any securities convertible into or exchangeable for any capital stock;

                  (iii) directly or indirectly redeem, purchase or otherwise acquire any Commercial Bank Common or any other stock of Commercial Bank;

                  (iv) effect a reclassification, recapitalization, splitup, exchange of shares, readjustment or other similar change in or to any capital stock, or otherwise reorganize or recapitalize;

                  (v) amend its certificate or articles of incorporation or association, as the case may be, or bylaws, nor enter into any agreement to merge or consolidate with, or sell a significant portion of its assets to, any person or entity; provided, however, that Commercial Bank shall be permitted to engage in a transaction disposing of the portion of its business conducted as of February 29, 2000 by its International Banking Group and any assets and liabilities directly related thereto, provided that such transaction is conducted in accordance with all legal and regulatory requirements applicable to Commercial Bank and does not materially and adversely affect the business, operations or financial condition of Commercial Bank;

                  (vi) engage in any transaction with (A) a person or entity directly or indirectly controlling, controlled by or under common control with Commercial Bank or (B) an officer, director or direct or indirect beneficial owner of 10% or more of a class of Commercial Bank Common; or

                  (vii) make any material change in tax or accounting methods or systems of internal accounting controls, except as appropriate to conform to changes in tax laws and regulations, generally accepted accounting policies or regulatory accounting requirements.

         (b) Commercial Bank will not, without the prior written consent of FBA:

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

                  (iii) make or commit to make any new loan or letter of credit or any new or additional discretionary advance under any existing line of credit, in principal amounts in excess of $1,000,000 or that would increase the aggregate credit outstanding to any one borrower (or group of affiliated borrowers) to more than $1,500,000 (excluding for this purpose any accrued interest or overdrafts);

                  (iv) purchase or otherwise acquire any investment security for its own account having an average remaining life greater than three years or any asset-backed securities other than those issued or guaranteed by the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation;

                  (v) enter into any agreement, contract or commitment having a term in excess of three (3) months other than letters of credit, loan agreements, deposit agreements, and other lending, credit and deposit agreements and documents, in each case in the ordinary course of business;

                  (vi) except in the ordinary course of business, place on any of its assets or properties any mortgage, pledge, lien, charge, or other encumbrance;

                  (vii) except in the ordinary course of business, cancel or accelerate any material indebtedness owing to Commercial Bank or any claims which Commercial Bank may possess, or waive any material rights of substantial value;

                  (viii) sell or otherwise dispose of any real property or any material amount of any tangible or intangible personal property, other than properties acquired in foreclosure or otherwise in the ordinary collection of indebtedness;

                  (ix)  foreclose  upon or otherwise take title to or possession or control of any real property without first obtaining a phase one environmental report thereon which indicates that the property is free of pollutants, contaminants or hazardous or toxic waste materials; provided, however, that Commercial Bank shall not be required to obtain such a report with respect to single family, non-agricultural residential property of one acre or less to be foreclosed upon unless the entity proposing to acquire the property has reason to believe that such property might contain any such waste materials or otherwise might be contaminated;

                  (x) commit any act or fail to do any act which will cause a breach of any agreement, contract or commitment and which will have a material adverse effect on the business, financial condition or earnings of Commercial Bank;

                  (xi) violate any law, statute, rule, governmental regulation or order, which violation might have a material adverse effect on the business, financial condition, or earnings of Commercial Bank;

                  (xii) purchase any real or personal property or make any other capital expenditure where the amount paid or committed therefor is in excess of $50,000; or

                  (xiii) increase or decrease the rate of interest paid on deposits, except in a manner consistent with past practices.

         (c) Commercial Bank shall not, without the prior written consent of FBA, engage in any transaction or take any action that would render untrue in any material respect any of the representations and warranties of Commercial Bank contained in Article II hereof, if such representations and warranties were given immediately following such transaction or action.

         (d) Commercial Bank shall promptly notify FBA of the occurrence of any matter or event known to and directly involving Commercial Bank that is materially adverse to the business, operations, properties, assets, or condition (financial or otherwise) of Commercial Bank.

         (e) Commercial Bank shall not solicit or encourage, hold discussions or negotiations with or provide information to any person or entity in connection with any proposal for the acquisition of all or a substantial portion of the business, assets, shares of Commercial Bank Common or other securities or assets of Commercial Bank, except for the transaction contemplated in subsection (a)(v) above ("Acquisition Proposal"). Commercial Bank shall promptly advise FBA of its receipt of any Acquisition Proposal or inquiry regarding a potential acquisition transaction and the substance thereof.

         Section 4.02. Breaches. Commercial Bank shall, in the event it has knowledge of the occurrence, or impending or threatened occurrence, of any event or condition which would cause or constitute a breach (or would have caused or constituted a breach had such event occurred or been known prior to the date hereof) of any of its representations or agreements contained or referred to herein, give prompt written notice thereof to FBA and use its best efforts to prevent or promptly remedy the same.

         Section 4.03. Meeting of Shareholders. Commercial Bank shall cause to be duly called and held, as soon as practicable, a meeting of its shareholders (such meeting together with any adjournments thereof referred to as the "Shareholders' Meeting") for submission of this Agreement and the Merger for approval as required by applicable Corporate Law. Commercial Bank shall prepare, at its sole cost and expense, a Proxy Statement (the "Proxy Statement") and take all actions as are required in order to permit the Proxy Statement to be legally distributed to its shareholders and to obtain the lawful approval of the Merger by its shareholders. The Board of Directors of Commercial Bank shall recommend the approval of the Agreement and the Merger to the shareholders, mail the Proxy Statement to its shareholders, convene the Shareholders' Meeting and use its best efforts to obtain prompt shareholder approval of the Agreement and the Merger.

         Section 4.04. Consummation of Agreement. Commercial Bank shall perform and fulfill all conditions and obligations on its part to be performed or fulfilled under this Agreement and to cause the Merger to be consummated as expeditiously as reasonably practicable. Commercial Bank shall furnish to FBA in a timely manner all information, data and documents requested by FBA for filing with any regulatory authority or otherwise required to effect the transactions contemplated by this Agreement and shall join with FBA and/or Newco in making any application with respect to which FBA determines it is necessary or desirable for Commercial Bank to do so.

         Section 4.05. Environmental Reports. Commercial Bank shall provide to FBA, as soon as reasonably practical, but not later than forty-five (45) days after the date hereof, a report of a phase one environmental investigation on all real property owned, leased or operated by Commercial Bank as of the date hereof (other than space in retail and similar establishments leased by Commercial Bank for automatic teller machines), and within ten (10) days after the acquisition or lease of any real property acquired or leased by Commercial Bank after the date hereof (other than space in retail and similar establishments leased or operated for automatic teller machines), except as otherwise provided in Section 4.01(b)(ix). If required by the phase one investigation, in FBA's reasonable opinion, Commercial Bank shall obtain and provide to FBA a report of a phase two investigation on properties requiring such additional study. FBA shall have fifteen (15) business days from the receipt of any such phase two report to notify Commercial Bank of any objection to the contents of such report. Should the cost of taking all remedial and corrective actions and measures (i) required by applicable law or (ii) recommended or suggested by such report or prudent in light of serious life, health or safety concerns, in the aggregate, exceed the sum of $250,000 as reasonably estimated by an environmental expert retained for such purpose by FBA and reasonably acceptable to Commercial Bank, or if the cost of such actions and measures cannot be so estimated with a reasonable degree of certainty by such expert to be $250,000 or less, then FBA shall have the right pursuant to Section
7.05 hereof, for a period of ten (10) business days following receipt of such estimate or indication that the cost of such actions and measures can not be so reasonably estimated, to terminate this Agreement, which shall be FBA's sole remedy in such event.

         Section 4.06. Access to Information. Commercial Bank shall permit FBA reasonable access, in a manner which will avoid undue disruption or interference with Commercial Bank's normal operations, to its properties, and Commercial Bank shall disclose and make available to FBA all books, documents, papers and records relating to the assets, stock ownership, properties, operations, obligations and liabilities of Commercial Bank including, but not limited to, all books of account (including the general ledger), tax records, minute books of directors' and shareholders' meetings, organizational documents, material contracts and agreements, loan files, filings with any regulatory authority, accountants' workpapers (if available and subject to the respective independent accountants' consent), correspondence and litigation files, plans affecting employees, and any other business activities or prospects in which FBA may have a reasonable and legitimate interest in furtherance of the transactions contemplated by this Agreement. FBA will hold any nonpublic information in confidence in accordance with the provisions of Section 8.01 hereof.

         Section 4.07. Consents of Third Parties. Commercial Bank shall obtain all consents of third parties necessary or desirable for the consummation of the Merger.

         Section 4.08. Subsequent Financial Statements. As soon as available after the date hereof, Commercial Bank shall deliver to FBA all monthly unaudited balance sheets and profit and loss statements of Commercial Bank prepared for its internal use, its Report of Condition and Income for each quarterly period completed prior to the Closing, and all other financial reports or statements submitted to regulatory authorities after the date hereof, to the extent permitted by law (collectively, the "Subsequent Commercial Bank Financial Statements"). The Subsequent Commercial Bank Financial Statements shall be prepared on a basis consistent with past accounting practices, shall fairly present the financial condition and results of operations for the dates and periods presented, and shall not include any material assets or omit to state any material liabilities, absolute or contingent, or other facts, which inclusion or omission would render such financial statements misleading in any material respect.

         Section 4.09. Merger Agreement. As soon as practicable after the execution of this Agreement, Commercial Bank will enter into the Merger Agreement (as amended, if necessary, to conform to any requirements imposed by any regulatory authority having jurisdiction over the Merger), and Commercial Bank will perform all of its obligations thereunder.


                                    ARTICLE V

                                AGREEMENTS OF FBA

         Section 5.01. Regulatory Approvals. FBA shall promptly file all required regulatory applications and use its best efforts to obtain the approval thereof, including but not limited to the approval of the Federal Reserve. FBA shall keep Commercial Bank reasonably informed as to the status of such applications and make available to Commercial Bank, upon reasonable request, copies of such applications and any supplementally filed materials.

         Section 5.02. Breaches. FBA shall, in the event it has knowledge of the occurrence, or impending or threatened occurrence, of any event or condition which would cause or constitute a breach (or would have caused or constituted a breach had such event occurred or been known prior to the date hereof) of any of its representations or agreements contained or referred to herein, give prompt written notice thereof to Commercial Bank and use its best efforts to prevent or promptly remedy the same.

         Section 5.03. Consummation of Agreement. FBA shall perform and fulfill all conditions and obligations on its part to be performed or fulfilled under this Agreement and to cause the Merger to be consummated as expeditiously as reasonably practicable.

         Section 5.04. Employee Benefits. FBA shall provide the benefits described in this Section 5.04 with respect to each person who remains an employee of Commercial Bank following the Closing Date (each a "Continued Employee"). Subject to FBA's ongoing right to adopt subsequent amendments or modifications of any plan referred to in this Section 5.04 or to terminate any such plan, in FBA's sole discretion, each Continued Employee shall be entitled, as a new employee of a subsidiary of FBA, to participate in such employee benefit plans, as defined in Section 3(3) of ERISA, or any non-qualified employee benefit plans or deferred compensation, stock option, bonus or incentive plans, or other employee benefit or fringe benefit programs as may be in effect generally for employees of all of FBA's subsidiaries (the "FBA Plans"), if and as a Continued Employee shall be eligible and, if required, selected for participation therein under the terms thereof and otherwise shall not be participating in a similar plan which is maintained by Commercial Bank after the Effective Time. Commercial Bank employees shall participate therein on the same basis as similarly situated employees of other subsidiaries of FBA. All such participation shall be subject to the terms of such plans as may be in effect from time to time, and this Section 5.04 is not intended to give Continued Employees any rights or privileges superior to those of other employees of subsidiaries of FBA. FBA may terminate or modify all Employee Plans, and FBA's obligation under this Section 5.04 shall not be deemed or construed so as to provide duplication of similar benefits but, subject to that qualification, FBA shall credit each Continued Employee with his or her term of service with Commercial Bank, for purposes of vesting and any age or period of service requirements for commencement of participation with respect to any FBA Plan in which Continued Employees may participate. Nothing in this Agreement shall obligate FBA, Commercial Bank or any other entity to employ any person or to continue to employ any person for any period of time.

         Section 5.05. Merger Agreement. As soon as practicable after the execution of this Agreement, FBA will cause Newco to enter into the Merger Agreement (as amended, if necessary, to conform to any requirements imposed by any regulatory authority having jurisdiction over the Merger), and FBA will cause Newco to perform all of its obligations thereunder.

         Section 5.06. Indemnification. (a) For four years after the Closing Date, FBA will cause Commercial Bank to indemnify, defend and hold harmless the present and former officers, directors, employees and agents of Commercial Bank (each, an "Indemnified Party") against all losses, expenses, claims, damages or liabilities arising out of actions or omissions related to their positions at Commercial Bank occurring on or prior to the Closing Date (including, without limitation, the transactions contemplated by this Agreement) to the extent permitted by applicable corporate laws and required by Bank's Articles of Incorporation as in effect on February 29, 2000.

         (b) If after the Closing Date Commercial Bank or its successors or assigns (i) shall consolidate with or merge into any other corporation or entity and shall not be the continuing or surviving entity of such consolidation or merger, or (ii) shall transfer all or substantially all of its properties and assets to any individual, corporation or other entity, then and in each such case, FBA shall cause Commercial Bank's successors and assigns to assume any remaining obligations set forth in this Section 5.06. If Commercial Bank shall liquidate, dissolve or otherwise wind up its business, then FBA shall indemnify, defend and hold harmless each Indemnified Party to the same extent and on the same terms that Commercial Bank was so obligated pursuant to this Section 5.06.

         (c) FBA shall purchase insurance in the form of an extension of coverage under Commercial Bank's existing insurance policy Number 45483693 issued by Progressive Casualty Insurance Company, insuring the Indemnified Parties against such losses, expenses, claims, damages or liabilities, provided that the cost of doing so does not substantially exceed the estimates therefor previously provided to FBA by Commercial Bank.


                                   ARTICLE VI

                       CONDITIONS PRECEDENT TO THE MERGER

         6.01. Conditions to the Obligations of FBA. The obligations of FBA to effect the Merger and the other transactions contemplated by this Agreement shall be subject to the satisfaction (or waiver by FBA) prior to or on the Closing Date of the following conditions:

         (a) the representations and warranties made by Commercial Bank in this Agreement shall be true in all material respects on and as of the Closing Date with the same effect as though such representations and warranties had been made or given on and as of the Closing Date;

         (b) Commercial Bank shall have performed and complied in all material respects with all of its obligations and agreements required to be performed prior to the Closing Date;

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

         (d) all necessary approvals, consents and authorizations required by law for consummation of the Merger, including the requisite approval of the shareholders of Commercial Bank and all legally required regulatory approvals, shall have been obtained, and all required waiting periods shall have expired;

         (e) FBA shall have  received  the  environmental  reports  required  by
Section 4.05 hereof and shall not have  terminated  this  Agreement  pursuant to
Section 7.05 hereof;

         (f) FBA shall have received all documents required to be received from Commercial Bank on or prior to the Closing Date, all in form and substance reasonably satisfactory to FBA;

         (g) shareholders owning no more than fifteen percent (15%) of the outstanding Commercial Bank Common shall have perfected the right to dissent from the Merger; and

         (h) the Commercial Bank Financial Statements shall not be inaccurate in any material respect.

         Section 6.02. Conditions to the Obligations of Commercial Bank. The obligations of Commercial Bank to effect the Merger and the other transactions contemplated by this Agreement shall be subject to the satisfaction (or waiver by Commercial Bank) prior to or on the Closing Date of the following conditions:

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

         (d) all necessary approvals, consents and authorizations required by law for consummation of the Merger, including the requisite approval of the shareholders of Commercial Bank and all legally required regulatory approvals, shall have been obtained, and all required waiting periods shall have expired; and

         (e) Commercial Bank shall have received all documents required to be received from FBA on or prior to the Closing Date, all in form and substance reasonably satisfactory to Commercial Bank.


                                   ARTICLE VII

                                   TERMINATION

         Section 7.01. Mutual Agreement. This Agreement may be terminated by the mutual written agreement of the parties at any time prior to the Closing Date, regardless of whether approval of this Agreement and the Merger by the shareholders of Commercial Bank shall have been previously obtained.

         Section 7.02. Breach of Agreements. In the event that there is a material breach of any of the representations and warranties or agreements of FBA or Commercial Bank, which breach is not cured within thirty (30) days after notice to cure such breach is given to the breaching party by the non-breaching party, then the non-breaching party, regardless of whether approval of this Agreement and the Merger by the shareholders of Commercial Bank shall have been previously obtained, may terminate and cancel this Agreement by providing written notice of such action to the other parties hereto.

         Section 7.03. Failure of Conditions. In the event that any of the conditions to the obligations of a party are not satisfied or waived on or prior to the Closing Date, and if any applicable cure period provided in Section 7.02 hereof has lapsed, then such party may, regardless of whether approval of the transactions contemplated by this Agreement by the shareholders of Commercial Bank shall have been previously obtained, terminate and cancel this Agreement by delivery of written notice of such action to the other parties.

         Section 7.04. Denial of Regulatory Approval. If any regulatory application filed pursuant to Section 5.01 hereof should be finally denied or disapproved by a regulatory authority, then this Agreement thereupon shall be deemed terminated and canceled; provided, however, that a request for additional information or undertaking by FBA, as a condition for approval, shall not be deemed to be a denial or disapproval so long as FBA diligently provides the requested information or undertaking. In the event an application is denied pending an appeal, petition for review or similar such act on the part of FBA (hereinafter referred to as the "Appeal") then the application will be deemed denied unless FBA prepares and timely files an Appeal and continues the appellate process for purposes of obtaining the necessary approval.

         Section 7.05. Environmental Reports. FBA may terminate this Agreement to the extent provided in Section 4.05 by giving written notice of such termination to Commercial Bank.

         Section 7.06. Regulatory Enforcement Matters. In the event that Commercial Bank shall become a party or subject to any new or amended written agreement, memorandum of understanding, cease and desist order, imposition of civil money penalties or other regulatory enforcement action or proceeding with any regulatory authority after the date of this Agreement, then FBA may terminate this Agreement by giving written notice of such termination to Commercial Bank.

         Section 7.07. Unilateral Termination. If the Closing Date shall not have occurred on or prior to the day which is 240 days after the date of this Agreement, then this Agreement may be terminated by any party by giving written notice to the other parties.

         Section 7.08. Acquisition Proposal. Commercial Bank may terminate this Agreement if its Board of Directors shall have approved an Acquisition Proposal after determining, upon the basis of the written legal advice of outside counsel (who may be Commercial Bank's regular outside counsel), that such approval is required in the exercise of its fiduciary obligations under applicable law.

         Section 7.09. Liquidated Damages. In the event that either FBA or Commercial Bank shall have breached any provision of this Agreement and the other party shall have properly terminated this Agreement pursuant to Section 7.02, then the party breaching this Agreement shall be liable to the non-breaching party for liquidated damages in the amount of $500,000.00. The amount of liquidated damages has been agreed to by the parties based upon their good faith analysis of the range of actual damages likely to be sustained by a non-breaching party, recognizing that the actual damages, including but not limited to fees of attorneys and other advisers, other out-of-pocket costs, opportunity costs and other potential direct and consequential damages would be difficult to ascertain with certainty; that the amount of liquidated damages is a reasonable amount as of the time this Agreement has been negotiated; and that no portion of such damages is intended to operate as a penalty to any party.

         Section 7.10. Break-up Fee. (a) Commercial Bank hereby agrees to pay to FBA, and FBA shall be entitled to payment of, a fee in the amount of $1,000,000.00 (the "Fee") in immediately available funds within five business days after a proper written demand therefor by FBA following the occurrence of a Purchase Event (as defined herein), provided, that the right to receive the Fee shall terminate if any of the following (a "Fee Termination Event") occurs prior to the occurrence of a Purchase Event: (i) the Effective Time of the Merger;
(ii) termination of this Agreement in accordance with the provisions hereof if such termination occurs prior to the occurrence of a Preliminary Purchase Event (as defined herein), except a termination by FBA pursuant to Section 7.02 hereof; or (iii) the expiration of eighteen months after termination of this Agreement if such termination follows the occurrence of a Preliminary Purchase Event or a termination by FBA pursuant to Section 7.02 hereof (provided that if a Preliminary Purchase Event continues or occurs beyond such termination, the Fee Termination Event shall be eighteen months after the expiration of the Last Preliminary Purchase Event but in no event more than 24 months after such termination). The "Last Preliminary Purchase Event" shall mean the last Preliminary Purchase Event to expire.

         (b) The term "Preliminary Purchase Event" shall mean any of the following events or transactions occurring after the date hereof:

         (i) Commercial Bank, without having received FBA's prior written consent, shall have entered into an agreement to engage in an Acquisition Transaction (as defined herein) with any person (the term "person" for purposes of this Agreement having the meaning assigned thereto in Sections 3(a)(9) and 13(d)(3) of the Exchange Act of 1934 and the rules and regulations thereunder) other than FBA or a subsidiary of FBA (an "FBA Subsidiary"), or the Board of Directors of Commercial Bank shall have approved or recommended that the shareholders of Commercial Bank approve or accept any Acquisition Transaction with any person other than FBA or an FBA Subsidiary. For purposes of this Agreement, "Acquisition Transaction" shall mean (A) a merger, consolidation or any similar transaction involving Commercial Bank, (B) a purchase, lease or other acquisition of all or substantially all of the assets of Commercial Bank, (C) a purchase or other acquisition in compliance with applicable laws and regulations (including by way of merger, consolidation, share exchange or otherwise) of securities representing 10% or more of the voting power of Commercial Bank, or (D) any transaction substantially similar in effect to any of the foregoing;

         (ii)(A) any person (other than FBA or an FBA Subsidiary) shall have acquired beneficial ownership or the right to acquire beneficial ownership of 10% or more of any class of voting securities of Commercial Bank (the term "beneficial ownership" for purposes of this Agreement having the meaning assigned thereto under Section 13(d) of the Exchange Act and the rules and regulations thereunder), or (B) any group (as such term is defined in Section 13(d) of the Exchange Act) other than a group of which FBA or an FBA Subsidiary is a member, shall have been formed that beneficially owns 10% or more of any class of voting securities of Commercial Bank;

         (iii) any person other than FBA or an FBA Subsidiary shall have made a bona fide proposal to Commercial Bank or its shareholders, by public announcement or written communication, to engage in an Acquisition Transaction (including, without limitation, any transaction which any person other than FBA or an FBA Subsidiary shall have commenced, or shall have filed a registration statement under the Securities Act of 1933, as amended, with respect to, a tender offer or exchange offer to purchase any shares of Commercial Bank Common such that, upon consummation of the offer, such person would own or control 25% or more of the then outstanding shares of Commercial Bank Common (such an offer being referred to herein as a "Tender Offer" or an "Exchange Offer," respectively);

         (iv) after a proposal is made by a third party to Commercial Bank or its shareholders to engage in an Acquisition Transaction, Commercial Bank shall have breached any covenant or obligation contained in this Agreement, such breach would entitle FBA to terminate this Agreement under Section 7.02 of this Agreement and such breach shall not have been cured within 30 days after written notice thereof from FBA;

         (v) any person other than FBA or an FBA Subsidiary, other than in connection with a transaction to which FBA has given its prior written consent, shall have filed an application or notice with a governmental authority or regulatory or administrative agency or commission, domestic or foreign, for approval to engage in an Acquisition Transaction; or

         (vi) the holders of Commercial Bank Common shall not have approved this Agreement at the meeting of shareholders held for the purpose of voting on this Agreement, such meeting shall not have been held or shall have been canceled prior to termination of this Agreement, or Commercial Bank's Board of Directors shall have withdrawn or modified in a manner adverse to FBA the recommendation of Commercial Bank's Board of Directors with respect to this Agreement, in each case after any person (other than FBA or an FBA Subsidiary) shall have (A) made or disclosed an intention to make a proposal to engage in an Acquisition Transaction or (B) commenced a Tender Offer or an Exchange Offer.

         (c) the Term "Purchase Event" shall mean either of the following events or transactions occurring after the date hereof:

         (i) the acquisition in compliance with applicable laws and regulations by any person, other than FBA or an FBA Subsidiary, alone or together with such person's affiliates and associates, or any group (as defined in Section 13(d) of the Exchange Act), of beneficial ownership of 25% or more of the then outstanding voting securities of Commercial Bank; or

         (ii) the  occurrence  of a  Preliminary  Purchase  Event  described  in
         Section  7.10(b)(i),  except that the percentage  referred to in clause
         (C) shall be 25%.

         (d) Commercial Bank shall notify FBA promptly in writing of its knowledge of the occurrence of any Preliminary Purchase Event or Purchase Event, and FBA shall be required to make a written demand for payment of the fee not later than 90 days following its receipt of notice from Commercial Bank; provided, however, that the giving of notice by Commercial Bank shall not be a condition precedent to the right of FBA to receive payment of the Fee.

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

         Section 8.02. Publicity. FBA and Commercial Bank shall cooperate with each other in the development and distribution of all news releases and other public disclosures concerning this Agreement and the Merger. Neither party shall issue any news release or make any other public disclosure without the prior consent of the other party, unless such is required by law upon the written advice of counsel or is in response to published newspaper or other mass media reports regarding the transaction contemplated hereby, in which latter event the parties shall consult with each other to the extent practicable regarding such responsive public disclosure.

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

         Section 8.04. Notices. Any notice or other communication shall be in writing and shall be deemed to have been given or made on the date of delivery, in the case of hand delivery, or three (3) business days after deposit in the United States Registered Mail, postage prepaid, or upon receipt if transmitted by facsimile telecopy or any other means, addressed (in any case) as follows:

                (a) if to FBA:              First Banks America, Inc.
                                            11901 Olive Boulevard
                                            Creve Coeur, Missouri 63141
                                            Attention: Mr. Allen H. Blake
                                            Facsimile: (314) 567-3490
                with a copy to:             John S. Daniels
                                            Attorney at Law
                                            7502 Greenville Avenue, Suite 500
                                            Dallas, Texas 75231
                                            Facsimile: (214) 890-4003

                (b) if to Commercial Bank:  Commercial Bank of San Francisco
                                            333 Pine Street
                                            San Francisco, California 94104
                                            Attention: Robert A. Fuller,
                                            President
                                            Facsimile: (415) 627-0325

                with a copy to:             McCutchen Doyle Brown & Enersen LLP
                                            Three Embarcadero Center
                                            San Francisco, CA 94111
                                            Attention: Thomas G. Reddy
                                            Facsimile: (415) 393-2286

or to such other address as any party may from time to time designate by notice to the others.

         Section 8.05. Except for the agreements set forth in Sections 5.04, 5.06, 8.01, 8.03 and 8.06, no representation, warranty or agreement contained herein shall survive the Closing. In the event that this Agreement is terminated prior to Closing, the representations, warranties and agreements set forth herein shall survive such termination.

         Section 8.06. Costs and Expenses. Except as may be otherwise provided herein, each party shall pay its own costs and expenses incurred in connection with this Agreement and the matters contemplated hereby, including without limitation all fees and expenses of attorneys, accountants, brokers, financial advisors and other professionals.

         Section 8.07. Entire Agreement. This Agreement, together with the Merger Agreement, constitutes the entire agreement among the parties and supersedes and cancels any and all prior discussions, negotiations, undertakings, agreements in principle and other agreements among the parties relating to the subject matter hereof.

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

         Section 8.13. Governing Law. This Agreement shall be governed by the laws of the State of California and any applicable federal laws and regulations.

         IN WITNESS WHEREOF, FBA and Commercial Bank have caused this Agreement to be signed by their respective officers thereunto duly authorized, all as of the date first written above.


                                         FIRST BANKS AMERICA, INC.



                                         By: /s/Allen H. Blake
                                         ---------------------
                                         Its: Executive Vice President




                                         COMMERCIAL BANK OF SAN FRANCISCO



                                          By: /s/Robert A. Fuller
                                          -----------------------
                                          Its:  President

                                 EXHIBIT 1.06(a)

                              Legal Opinion Matters
              Commercial Bank of San Francisco ("Commercial Bank")

         1. The due incorporation, valid existence and good standing of Commercial Bank under the laws of the State of California, its power and authority to own and operate its properties and to carry on its business as now conducted, and its power and authority to enter into the Agreement and the Merger Agreement and to consummate the transactions contemplated by the Agreement and the Merger Agreement.

         2. With respect to Commercial Bank: (i) the number of authorized, issued and outstanding shares of capital stock of Commercial Bank immediately prior to the Closing, (ii) the nonexistence of any violation of the preemptive or subscription rights of any person, (iii) the nonexistence of any outstanding options, warrants, or other rights to acquire, or securities convertible into, any equity security of Commercial Bank, except as set forth in Section 2.01 of the Agreement and (iv) the nonexistence of any obligation, contingent or otherwise, to reacquire any shares of capital stock of Commercial Bank.

         3. The due and proper performance of all corporate acts and other proceedings necessary or required to be taken by Commercial Bank to authorize the execution, delivery and performance of the Agreement and the Merger Agreement, the due execution and delivery of the Agreement and the Merger Agreement by Commercial Bank, and the Agreement and the Merger Agreement as valid and binding obligations of Commercial Bank, enforceable against Commercial Bank in accordance with their respective terms (subject to the provisions of bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium or similar laws affecting the enforceability of creditors' rights generally from time to time in effect, and equitable principles relating to the granting of specific performance and other equitable remedies as a matter of judicial discretion).

         4. The execution of the Agreement and the Merger Agreement by Commercial Bank and the consummation of the Merger do not violate or cause a default under its Articles of Incorporation or Bylaws, any statute, regulation or rule applicable to Commercial Bank or any judgment, order or decree known to counsel against, or any material agreement known to counsel and binding upon, Commercial Bank.

         5. The receipt of all required consents, approvals, orders and authorizations of, and registrations, declaration and filings with and notices to, any court, administrative agency and commission and other governmental authority and instrumentality, domestic and foreign, and every other person and entity required to be obtained or made by Commercial Bank in connection with the execution and delivery of the Agreement and the Merger Agreement by Commercial Bank, the performance of its obligations thereunder and the consummation of the transactions contemplated therein.

         6. The nonexistence of any material actions, suits, proceedings, orders, investigations or claims pending or threatened against or affecting Commercial Bank which, if adversely determined, would have a material adverse effect upon their respective properties or assets or the consummation of the Merger.

                                 EXHIBIT 1.06(b)

                              Legal Opinion Matters
                        First Banks America, Inc. ("FBA")

         1. The due incorporation, valid existence and good standing of FBA under the laws of the State of Delaware, its power and authority to own and operate its properties and to carry on its business as now conducted, and its power and authority to enter into the Agreement and the Merger Agreement and to consummate the transactions contemplated by the Agreement and the Merger Agreement.

         2. The due incorporation or organization, valid existence and good standing of Newco and its power and authority to enter into and consummate the Merger Agreement.

         3. The due and proper performance of all corporate acts and other proceedings necessary or required to be taken by FBA to authorize the execution, delivery and performance of the Agreement and the Merger Agreement, its due execution and delivery of the Agreement and the Merger Agreement, and the Agreement and the Merger Agreement as the valid and binding obligation of FBA, enforceable against it in accordance with their respective terms (subject to the provisions of bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium or similar laws affecting the enforceability of creditors' rights generally from time to time in effect, and equitable principles relating to the granting of specific performance and other equitable remedies as a matter of judicial discretion).

         4. The execution of the Agreement by FBA and the Merger Agreement by Newco, and the consummation of the Merger and the other transactions contemplated therein do not violate or cause a default under their respective Articles of incorporation or Bylaws, any statute, regulation or rule applicable to FBA or Newco or any judgment, order or decree known to counsel against, or any material agreement known to counsel and binding upon, FBA or Newco.

         5. The receipt of all required consents, approvals, orders and authorizations of, and registrations, declaration and filings with and notices to, any court, administrative agency and commission and other governmental authority and instrumentality, domestic and foreign, and every other person and entity required to be obtained or made by FBA or Newco in connection with the execution and delivery of the Agreement and the Merger Agreement, the performance of their respective obligations thereunder or the consummation of the transactions contemplated therein.

         6. The nonexistence of any material actions, suits, proceedings, orders, investigations or claims pending or threatened against or affecting FBA or Newco which, if adversely determined, would have a material adverse effect upon the consummation of the Merger.

                                    EXHIBIT A

                               AGREEMENT OF MERGER

         This Agreement of Merger is entered into between Newco, a California corporation ("Merging Corporation"), and Commercial Bank of San Francisco, a California banking corporation ("Surviving Corporation").

         1.Merging Corporation shall be merged into Surviving Corporation.

         2.The outstanding shares of Surviving Corporation shall be converted into the right to receive cash consideration of $________ per share.

         3.The outstanding shares of Merging Corporation shall be converted into an equal number of shares of Surviving Corporation, so that immediately following the effective time of the merger, the number of outstanding shares of common stock of the Surviving Corporation shall be equal to the number of outstanding shares of common stock of the Merging Corporation immediately prior to the Merger.

         4.Until amended in accordance with applicable law, the Articles of Incorporation and Bylaws of Surviving Corporation remain the same as those of the Surviving Corporation immediately prior to the merger.

         5.The effect and the effective date of the merger shall be as prescribed by applicable law.

         In Witness Whereof, the parties have executed this Agreement as of ___________ ___, 2000.


NEWCO                                         COMMERCIAL BANK OF SAN FRANCISCO



-----------------------------                 -------------------------------
President                                     President

-----------------------------                 -------------------------------
Secretary                                     Secretary

                                                               EXHIBIT 10(ee)






                      AGREEMENT AND PLAN OF REORGANIZATION




                                  by and among




                           FIRST BANKS AMERICA, INC.,
                             a Delaware corporation,


                                  REDWOOD BANK,
                        a California banking corporation,


                               FIRST BANKS, INC.,
                             a Missouri corporation

                                       and


                               FIRST BANK & TRUST,
                        a California banking corporation







                                  June 29, 2000

                                TABLE OF CONTENTS


ARTICLE I - TERMS OF THE MERGER & CLOSING; EXCHANGE OF SHARES

         Section 1.01.     The Merger...........................................................................  1
         Section 1.02.     Effect of the Merger.................................................................  1
         Section 1.03.     Conversion of Shares.................................................................  1
         Section 1.04.     The Closing..........................................................................  2
         Section 1.05.     The Closing Date.....................................................................  2
         Section 1.06.     Actions At Closing...................................................................  2
         Section 1.07.     Exchange Procedures................................................................... 3

ARTICLE II - REPRESENTATIONS AND WARRANTIES OF FIRST BANKS AND FIRST BANK & TRUST

         Section 2.01.     Organization and Capital Stock; Standing and Authority................................ 3
         Section 2.02.     Authorization; No Defaults............................................................ 4
         Section 2.03.     First Bank & Trust Subsidiaries....................................................... 4
         Section 2.04.     Financial Information................................................................. 4
         Section 2.05.     Absence of Changes.................................................................... 5
         Section 2.06.     Regulatory Enforcement Matters........................................................ 5
         Section 2.07.     Tax Matters........................................................................... 5
         Section 2.08.     Litigation............................................................................ 5
         Section 2.09.     Properties, Contracts, Employee Benefit Plans and Other Agreements.................... 5
         Section 2.10.     Reports............................................................................... 6
         Section 2.11.     Investment Portfolio.................................................................. 6
         Section 2.12.     Loan Portfolio........................................................................ 7
         Section 2.13.     Employee Matters and ERISA............................................................ 7
         Section 2.14.     Title to Properties; Insurance........................................................ 7
         Section 2.15.     Compliance with Laws.................................................................. 8
         Section 2.16.     Brokerage............................................................................. 8
         Section 2.17.     No Undisclosed Liabilities............................................................ 8
         Section 2.18.     Statements True and Correct........................................................... 8
         Section 2.19.     Commitments and Contracts............................................................. 9
         Section 2.20.     Material Interest of Certain Persons.................................................. 9
         Section 2.21.     Conduct to Date....................................................................... 9
         Section 2.22.     Environmental Matters.................................................................10



ARTICLE III - REPRESENTATIONS AND WARRANTIES OF FBA AND REDWOOD

         Section 3.01.     Organization and Capital Stock....................................................... 11
         Section 3.02.     Authorization; No Defaults........................................................... 12
         Section 3.03.     FBA Subsidiaries..................................................................... 12
         Section 3.04.     Financial Information................................................................ 13
         Section 3.05.     Absence of Changes................................................................... 13
         Section 3.06.     Regulatory Enforcement Matters....................................................... 13
         Section 3.07.     Tax Matters.......................................................................... 13
         Section 3.08.     Litigation........................................................................... 14
         Section 3.09.     Properties, Contracts, Employee Benefit Plans and Other Agreements................... 14
         Section 3.10.     Reports.............................................................................. 15
         Section 3.11.     Investment Portfolio................................................................. 15
         Section 3.12.     Loan Portfolio....................................................................... 15
         Section 3.13.     Employee Matters and ERISA........................................................... 16
         Section 3.14.     Title to Properties; Insurance....................................................... 16
         Section 3.15.     Compliance with Laws................................................................. 16
         Section 3.16.     Brokerage............................................................................ 17
         Section 3.17.     No Undisclosed Liabilities........................................................... 17
         Section 3.18.     Statements True and Correct.......................................................... 17
         Section 3.19.     Commitments and Contracts............................................................ 17
         Section 3.20.     Material Interest of Certain Persons................................................. 18
         Section 3.21.     Conduct to Date...................................................................... 18
         Section 3.22.     Environmental Matters.................................................................19

ARTICLE IV - AGREEMENTS OF FIRST BANKS AND FIRST BANK & TRUST

         Section 4.01.     Business in Ordinary Course.......................................................... 20
         Section 4.02.     Breaches............................................................................. 21
         Section 4.03.     Submission to FBA's Stockholders..................................................... 21
         Section 4.04.     Consummation of Agreement............................................................ 22
         Section 4.05.     Access to Information................................................................ 22
         Section 4.06.     Consents to Contracts and Leases..................................................... 22
         Section 4.07.     Subsequent Financial Statements...................................................... 22



ARTICLE V - AGREEMENTS OF FBA AND REDWOOD

         Section 5.01.     Business in Ordinary Course.......................................................... 23
         Section 5.02.     Regulatory Approvals................................................................. 24
         Section 5.03.     Breaches............................................................................. 24
         Section 5.04.     Consummation of Agreement............................................................ 24
         Section 5.05.     Access to Information................................................................ 24
         Section 5.06.     Proxy Statement and Stockholders' Meeting............................................ 25
         Section 5.07.     Subsequent Financial Statements.......................................................25

ARTICLE VI - CONDITIONS PRECEDENT TO THE MERGER

         Section 6.01.     Conditions to the Obligations of FBA and Redwood..................................... 26
         Section 6.02.     Conditions to the Obligations of First Banks and First Bank &  Trust................. 26

ARTICLE VII - TERMINATION

         Section 7.01.     Mutual Agreement..................................................................... 27
         Section 7.02.     Breach of Agreements................................................................. 27
         Section 7.03.     Failure of Conditions................................................................ 27
         Section 7.04.     Denial of Regulatory Approval........................................................ 28
         Section 7.05.     Regulatory Enforcement Matters....................................................... 28
         Section 7.06.     Unilateral Termination............................................................... 28
         Section 7.07.     Damages and Limitation on Damages.................................................... 28

ARTICLE VIII - GENERAL PROVISIONS

         Section 8.01.     Confidential Information............................................................. 29
         Section 8.02.     Publicity............................................................................ 29
         Section 8.03.     Return of Documents.................................................................. 29
         Section 8.04.     Notices.............................................................................. 29
         Section 8.05.     Nonsurvival of Representations, Warranties and Agreements............................ 31
         Section 8.06.     Costs and Expenses................................................................... 31
         Section 8.07.     Entire Agreement..................................................................... 31
         Section 8.08.     Headings and Captions................................................................ 31
         Section 8.09.     Waiver, Amendment or Modification.................................................... 31
         Section 8.10.     Rules of Construction................................................................ 31
         Section 8.11.     Counterparts......................................................................... 31
         Section 8.12.     Successors and Assigns............................................................... 31
         Section 8.13.     Governing Law........................................................................ 31

         Signatures............................................................................................. 32

                      AGREEMENT AND PLAN OF REORGANIZATION


         This Agreement and Plan of Merger, dated as of June 29, 2000, is by and among First Banks America, Inc., a bank holding company organized as a Delaware corporation ("FBA"), Redwood Bank, a California banking corporation ("Redwood"), First Banks, Inc., a bank holding company organized as a Missouri corporation ("First Banks") and First Bank & Trust, a California banking corporation ("First Bank &Trust"). FBA is a majority owned subsidiary of First Banks, Redwood is a wholly-owned indirect subsidiary of FBA, and First Bank & Trust is a wholly owned subsidiary of First Banks. This Agreement and Plan of Merger is hereinafter referred to as the "Agreement."

         In consideration of the mutual representations, warranties, agreements and covenants contained herein, FBA, Redwood, First Banks and First Bank & Trust hereby agree as follows:


                                    ARTICLE I

                     TERMS OF THE MERGER & CLOSING; EXCHANGE
                                    OF SHARES

         Section 1.01. The Merger. Pursuant to the terms and provisions of this Agreement and an Agreement of Merger in the form of Exhibit A attached hereto (the "Merger Agreement") to be executed by the parties thereto promptly following the receipt of all regulatory approvals referred to in Sections 6.01 and 6.02 hereof, First Bank & Trust shall merge with and into Redwood, and Redwood will be the surviving corporation but will change its corporate name from and after the merger (the "Merger") to "First Bank & Trust." In this Agreement, the term "First Bank & Trust" refers to the existing bank which is a party to this Agreement and not to the surviving corporation of the Merger.

         Section 1.02. Effect of the Merger. The Merger shall have all of the effects provided by applicable corporate law, this Agreement and the Merger Agreement. The separate corporate existence of First Bank & Trust shall cease on consummation of the Merger and be combined in Redwood.

         Section 1.03.     Conversion of Shares.

         (a) At the Effective Time, each share of common stock, stated value $5.00 per share, of First Bank & Trust ("FB&T Common") issued and outstanding immediately prior to the Effective Time shall be converted into the right to receive 1.4703 shares of common stock, par value $.15 per share, of FBA ("FBA Common Stock"); provided, however, that (i) no fractional shares of FBA Common Stock shall be issued as a result of the Merger, but cash shall be paid in lieu thereof as provided in Section 1.07 hereof; and (ii) each share of FB&T Common held in the treasury of First Bank & Trust or by any direct or indirect subsidiary of First Bank & Trust immediately prior to the Effective Time shall be canceled.

         (b) At the Effective Time, by virtue of the Merger and without any action on the part of the holders thereof, all of the shares of FB&T Common shall cease to be outstanding and be canceled. Upon the surrender of any certificate or certificates which immediately prior to the Effective Time represented outstanding shares of FB&T Common, each holder thereof shall cease to have any rights with respect to such shares, except the right of the holder to receive (i) a new certificate representing the number of whole shares of FBA Common Stock, and (ii) the amount of cash in lieu of fractional shares, if any, into which the shares of FB&T Common represented by the certificate have been converted.

         Section 1.04. The Closing. The closing of the Merger (the "Closing") shall take place at the location mutually agreeable to the parties hereto at 10:00 a.m. local time on the Closing Date described in Section 1.05 of this Agreement.

         Section 1.05. The Closing Date. At FBA's election, the Closing shall take place on either (i) one of the last five (5) business days of the month, or
(ii) the first business day of the month following the month, or (iii) the first business day of the first month of the next calendar quarter following the month, in each case, during which each of the conditions in Sections 6.01 and
6.02 is satisfied or waived by the appropriate party or on such other date as First Bank & Trust and FBA may agree (the "Closing Date"). The Merger shall be effective at the time determined by the Department of Financial Institutions (the "DFI") of the State of California (the "Effective Time").

         Section 1.06. Actions At Closing. (a) At the Closing, First Banks and First Bank & Trust shall deliver to FBA:

         (i) certificates signed by appropriate officers of each entity stating that (A) each of the representations and warranties contained in
         Article II is true and correct in all material respects (except for those made as of a specified date) at the time of the Closing, with the same force and effect as if such representations and warranties had been made at the Closing, and (B) all of the conditions set forth in
         Section 6.01 have been satisfied or waived as provided therein;

         (ii) certified copies of the resolutions of their respective  Boards of
         Directors,   establishing  the  requisite  approvals  under  applicable corporate law of this Agreement and the Merger;

         (iii) evidence satisfactory to FBA that First Banks and First Bank & Trust are in good standing; and

         (iv) a legal opinion from counsel for First Bank & Trust regarding this Agreement and the transactions contemplated hereby, in form reasonably satisfactory to FBA and its counsel.

         At the Closing, FBA and Redwood shall deliver to First Banks:

         (i) certificates signed by appropriate officers of each entity stating that (A) each of the representations and warranties contained in
         Article III is true and correct in all material respects at the time of the Closing (except for those made as of a specified date), with the same force and effect as if such representations and warranties had been made at the Closing, and (B) all of the conditions set forth in
         Section 6.02 have been satisfied or waived as provided therein;

         (iii) certified copies of the resolutions of the Boards of Directors of each entity, establishing the requisite approvals under applicable corporate law of this Agreement, the Merger and the other transactions contemplated hereby;

         (iv) evidence satisfactory to First Banks that FBA and Redwood are in good standing; and

         (v) a legal opinion from counsel for FBA regarding this Agreement and the transactions contemplated hereby, in form reasonably satisfactory to First Banks and its counsel.

         Section 1.07. Exchange Procedures. At the Closing, First Banks shall surrender to FBA a certificate or certificates evidencing First Banks' ownership of the outstanding FB&T Common, duly endorsed or accompanied by executed stock powers, and FBA shall issue to First Banks one or more certificates evidencing the appropriate number of shares of FBA Common, together with cash in lieu of any fractional shares. Such certificates shall bear any appropriate legends restricting the transfer of the shares evidenced thereby in accordance with applicable securities laws.


                                   ARTICLE II

                  REPRESENTATIONS AND WARRANTIES OF FIRST BANKS
                             AND FIRST BANK & TRUST

         First Banks and First Bank & Trust represent and warrant to FBA as follows:

         Section 2.01    Organization and Capital Stock; Standing and Authority.

         (a) First Banks and First Bank & Trust are corporations duly organized, validly existing and in good standing under the laws of the States of Missouri and California, respectively. Each of such corporations has the power to own all of its property and assets, to incur all of its liabilities and to carry on its business as now conducted.

         (b) As of the date hereof, the authorized capital stock of First Bank & Trust consists of 20,000,000 shares of FB&T Common, of which 4,725,396 are outstanding, duly and validly issued, fully paid and non-assessable. None of the outstanding shares of FB&T Common has been issued in violation of any preemptive rights.

         (c) There are no shares of capital stock or other equity securities of First Bank & Trust issued or outstanding and no outstanding options, warrants, rights to subscribe for, calls or commitments of any character whatsoever relating to, or securities or rights convertible into or exchangeable for, shares of the capital stock of First Bank & Trust or contracts, commitments, understandings or arrangements by which First Bank & Trust is or may be obligated to issue additional shares of its capital stock.

         (d) First Bank & Trust holds a current valid license to engage in the commercial banking business at its banking offices in California, and First Banks and First Bank & Trust are in material compliance with all agreements, understandings and orders of the Federal Reserve Board, the Federal Deposit Insurance Corporation ("FDIC"), the DFI and other regulatory authorities having jurisdiction over their business, assets and properties. Neither the scope of the business of First Bank & Trust nor the location of its properties requires it to be licensed to do business in any jurisdiction other than the State of California. The deposits of First Bank & Trust are insured by the FDIC to the maximum extent permitted by applicable law and regulation. First Banks is a bank holding company registered pursuant to the Bank Holding Company Act, as amended.

         Section 2.02. Authorization; No Defaults. The Boards of Directors of First Banks and First Bank & Trust have by all requisite action approved this Agreement and the Merger and authorized the execution and delivery hereof on behalf of such corporations and the performance of their respective obligations hereunder. First Banks, in its capacity as the sole holder of outstanding capital stock of First Bank & Trust, has approved this Agreement and the Merger. Nothing in the Articles of Incorporation or Bylaws of First Banks or First Bank & Trust or any other agreement, instrument, decree, proceeding, law or regulation (except as specifically referred to in or contemplated by this Agreement) by or to which either entity is bound or subject would prohibit or inhibit either of such corporations from consummating this Agreement and the Merger on the terms and conditions herein contained. This Agreement has been duly and validly executed and delivered by First Banks and First Bank & Trust and constitutes a legal, valid and binding obligation of each of them, enforceable against them in accordance with its terms. Neither First Banks nor First Bank & Trust is in default under nor in violation of any provision of its articles of incorporation, bylaws, or any promissory note, indenture or any evidence of indebtedness or security therefor, lease, contract, purchase or other material commitment or agreement.

         Section 2.03. First Bank & Trust Subsidiaries. First Bank & Trust has no direct or indirect subsidiaries, it is not a party to any partnership or joint venture and it does not own any equity interest in any other entity.

         Section 2.04. Financial Information. The year-end and quarter-end Reports of Condition and Reports of Income of First Bank & Trust for 1999 and for the three month period ended March 31, 2000, respectively, as filed with the FDIC (such financial statements and notes collectively referred to herein as the "FB&T Financial Statements"), have been prepared in accordance with generally accepted accounting principles applied on a consistent basis (except as disclosed therein and except for regulatory reporting differences required for First Bank & Trust's reports) and fairly present the consolidated financial position and the consolidated results of operations, changes in shareholders' equity and cash flows of First Bank & Trust as of the dates and for the periods indicated.

         Section 2.05. Absence of Changes. Since March 31, 2000 there has not been any material adverse change in the financial condition, the results of operations or the business or prospects of First Bank & Trust, nor have there been any events or transactions having such a material adverse effect which should be disclosed in order to make the FB&T Financial Statements not misleading. Since March 31, 2000 there has been no material adverse change in the financial condition, the results of operations or the business of First Bank & Trust, except for changes disclosed in its Reports of Condition and Income filed with the FDIC since such date.

 . Section 2.06. Regulatory Enforcement Matters. Neither First Banks nor First Bank & Trust is subject to, nor has either of them received any notice or advice that it may become subject to, any order, agreement, memorandum of understanding or other regulatory enforcement action or proceeding with or by any federal or state agency charged with the supervision or regulation of banks or engaged in the insurance of bank deposits or any other governmental agency having supervisory or regulatory authority over either of them.

         Section 2.07. Tax Matters. First Bank & Trust has filed all federal, state and local income, franchise, excise, sales, use, real and personal property and other tax returns required to be filed. All such returns fairly reflect the information required to be presented therein. All provisions for accrued but unpaid taxes contained in the FB&T Financial Statements were made in accordance with generally accepted accounting principles and in the aggregate do not materially fail to provide for potential tax liabilities.

         Section 2.08. Litigation. Except as disclosed in Section 2.08 of that certain document delivered by First Banks and First Bank & Trust to FBA entitled "FB&T Disclosure Schedule" and executed by both First Bank & Trust and FBA concurrently with the execution and delivery of this Agreement (the "FB&T
Disclosure Schedule"), there is no litigation, claim or other proceeding involving an amount in controversy in excess of $100,000 pending or, to the knowledge of First Bank & Trust, threatened against it, or to which the property of First Bank & Trust is or would be subject.

         Section 2.09. Properties, Contracts, Employee Benefit Plans and Other Agreements. Section 2.09 of the FB&T Disclosure Schedule specifically identifies the following:

         (a) all real property owned by First Bank & Trust and the principal buildings and structures located thereon and each lease of real property to which First Bank & Trust is a party, identifying the parties thereto, the annual rental payable, the expiration date thereof and a brief description of the property covered;

         (b) all loan and credit agreements, conditional sales contracts or other title retention agreements or security agreements relating to money borrowed by First Bank & Trust, exclusive of deposit agreements with customers entered into in the ordinary course of business, agreements for the purchase of federal funds and repurchase agreements;

         (c) all agreements, loans, contracts, guaranties, letters of credit, lines of credit or commitments of First Bank & Trust not referred to elsewhere in this Section 2.09 which:

            (i) (except for loans, loan commitments or lines of credit) involve payment by First Bank & Trust of more than $200,000;

            (ii)    involve payments based on profits of First Bank & Trust;

            (iii) relate to the future purchase of goods or services in excess of the requirements of its respective business at current levels or for normal operating purposes;

            (iv)    were not made in the ordinary course of business; or

            (v) materially affect the business or financial condition of First Bank & Trust;

         (d) all leases, subleases or licenses with respect to real or personal property, whether as lessor, lessee, licensor or licensee, with annual rental or other payments due thereunder in excess of $100,000; and

         (e) all agreements for the employment, retention or engagement, or with respect to the severance, of any officer, employee, agent, consultant or other person or entity which by its terms is not terminable by First Bank & Trust on thirty (30) days written notice or less without any payment by reason of such termination.

         Copies of each document, plan or contract identified in Section 2.09 of the FB&T Disclosure Schedule have been made available for inspection by FBA and shall remain available at all times prior to the Closing Date.

         Section 2.10. Reports. First Bank & Trust has filed all reports and statements, together with any amendments required to be made with respect thereto, required to be filed with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the DFI, the FDIC and all other governmental authorities with jurisdiction over First Bank & Trust. As of the dates indicated thereon, each of such reports and documents, including any financial statements, exhibits and schedules thereto, complied in all material respects with the relevant statutes, rules and regulations enforced or promulgated by the regulatory authority with which they were filed, and did not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading.

         Section 2.11. Investment Portfolio. All United States Treasury securities, obligations of other United States Government agencies and corporations, obligations of States and political subdivisions of the United States and other investment securities held by First Bank & Trust, as reflected in the latest consolidated balance sheet of First Bank & Trust included in the FB&T Financial Statements, are carried in accordance with generally accepted accounting principles.

         Section 2.12. Loan Portfolio. (a)(i) All loans and discounts reflected in the FB&T Financial Statements at March 31, 2000 or which were or will be entered into after March 31, 2000 but before the Closing Date were and will be made in all material respects for good, valuable and adequate consideration in the ordinary course of business, in accordance in all material respects with sound lending practices, and they are not subject to any material known defenses, setoffs or counterclaims, including without limitation any such as are afforded by usury or truth in lending laws, except as may be provided by bankruptcy, insolvency or similar laws or by general principles of equity; (ii) the notes and other evidences of indebtedness evidencing such loans and all forms of pledges, mortgages and other collateral documents and security agreements are and will be in all material respects enforceable, valid, true and genuine and what they purport to be; and (iii) First Bank & Trust has complied and will through the Closing Date comply with all laws and regulations relating to such loans, or to the extent there has not been such compliance, such failure to comply will not materially interfere with the collection of any loan.

         (b) All loans and loan commitments extended by First Bank & Trust and any extensions, renewals or continuations of such loans and loan commitments were made in accordance with its customary lending standards in the ordinary course of business. Such loans are evidenced by appropriate and sufficient documentation based upon customary and ordinary past practices. The reserve for loan losses reflected in the FB&T Financial Statements as of March 31, 2000 is adequate in all material respects under the requirements of generally accepted accounting principles to provide for losses on loans outstanding as of March 31, 2000.

         Section 2.13.     Employee Matters and ERISA.

         (a) First Bank & Trust has not entered into any collective bargaining agreement with any labor organization with respect to any group of employees, and to the knowledge of First Bank & Trust there is no present effort nor existing proposal to attempt to unionize any group of its employees.

         (b) All arrangements of First Bank & Trust relating to employees, including all benefit plans and deferred compensation, bonus, stock or incentive plans for the benefit of current or former employees (the "FB&T Employee Plans") are administered by First Banks. All costs, liabilities and obligations arising from the FB&T Employee Plans are properly reflected in accordance with generally accepted accounting principles in the FB&T Financial Statements.

         Section 2.14. Title to Properties; Insurance. (i) First Bank & Trust has marketable title, insurable at standard rates, free and clear of all liens, charges and encumbrances (except taxes which are a lien but not yet payable and liens, charges or encumbrances reflected in the FB&T Financial Statements and easements, rights-of-way, and other restrictions which are not material, and further excepting in the case of other Real Estate Owned ("OREO"), as such real estate is internally classified on the books of First Bank & Trust, rights of redemption under applicable law), to all of their real properties; (ii) all leasehold interests for real property and any material personal property used by First Bank & Trust in its business are held pursuant to lease agreements which are valid and enforceable in accordance with their terms; (iii) all such properties comply in all material respects with all applicable private agreements, zoning requirements and other governmental laws and regulations relating thereto, and there are no condemnation proceedings pending or, to the knowledge of First Bank & Trust, threatened with respect to any of such properties; (iv) First Bank & Trust has valid title or other ownership rights under licenses to all material intangible personal or intellectual property used by First Bank & Trust in its business, free and clear of any material claim, defense or right of any other person or entity, subject only to rights of the licensors pursuant to applicable license agreements, which rights do not materially and adversely interfere with the use of such property; and (v) all material insurable properties owned or held by First Bank & Trust are adequately insured by financially sound and reputable insurers in such amounts and against fire and other risks insured against by extended coverage and public liability insurance, as is customary with bank holding companies of similar size.

         Section 2.15. Compliance with Laws. First Bank & Trust has all licenses, franchises, permits and other governmental authorizations that are legally required to enable it to conduct its business in all material respects, is qualified to conduct business in every jurisdiction in which such qualification is legally required, and it is in compliance in all material respects with all applicable laws and regulations.

         Section 2.16. Brokerage. Neither First Bank nor First Bank & Trust has incurred any claims or obligations for brokerage commissions, finders' fees, financial advisory fees, investment banking fees or similar compensation in connection with the transactions contemplated by this Agreement.

         Section 2.17. No Undisclosed Liabilities. First Bank & Trust does not have any material liability, whether known or unknown, asserted or unasserted, absolute or contingent, accrued or unaccrued, liquidated or unliquidated, and whether due or to become due (and there is no past or present fact, situation, circumstance, condition or other basis for any present or future action, suit or proceeding, hearing, charge, complaint, claim or demand against First Bank & Trust giving rise to any such liability), except (i) liabilities reflected in the FB&T Financial Statements and (ii) liabilities of the same type incurred in the ordinary course of business of First Bank & Trust since March 31, 2000.

         Section 2.18. Statements True and Correct. None of the information supplied or to be supplied by First Banks or First Bank & Trust for inclusion in any document to be filed with the Securities and Exchange Commission ("SEC") or any banking or other regulatory authority in connection with the transactions contemplated hereby will, at the respective times such documents are filed, and, in the case of the Proxy Statement (as defined in Section 5.07), when mailed to the stockholders of FBA and at the time of the Stockholders' Meeting (as defined in Section 5.07), be false or misleading with respect to any material fact, or omit to state any material fact necessary in order to make the statements therein not misleading or required to be stated in order to correct any statement in an earlier communication. All documents that First Banks or First Bank & Trust is responsible for filing with the SEC or any other regulatory authority in connection with the transactions contemplated hereby will comply in all material respects with the provisions of applicable law and the applicable rules and regulations thereunder.

         Section 2.19. Commitments and Contracts. Except as disclosed in Section
2.19 of the FB&T Disclosure Schedule (and with a true and correct copy of the document or other item in question having been made available to FBA for inspection), First Bank & Trust is not a party or subject to any of the following (whether written or oral, express or implied):

         (i) any agreement, arrangement or commitment not made in the ordinary course of business;

         (ii) any agreement, indenture or other instrument not reflected in the FB&T Financial Statements relating to the borrowing of money or the guarantee by First Bank & Trust of any obligation, other than (A) trade payables or instruments related to transactions entered into in the ordinary course of business, such as deposits, federal funds borrowings and repurchase agreements, or (B) agreements, indentures or instruments providing for annual payments of less than $75,000; or

         (iii) any contract containing covenants limiting the ability of First Bank & Trust to compete in any line of business or with any person or containing any restriction of the geographical area in which, or method by which, First Bank & Trust may carry on its business.

         Section 2.20. Material Interest of Certain Persons. (a) Except as disclosed in Section 2.20 of the FB&T Disclosure Schedule, no officer or director of First Bank & Trust or any "associate" (as such term is defined in Rule 14a-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of any such officer or director, has any material interest in any contract or property (real or personal, tangible or intangible), used in or pertaining to the business of First Bank & Trust.

         (b) All outstanding loans from First Bank & Trust to any of their officers, directors, employees or any associate or related interest of any such persons were approved by or reported to the Board of Directors in accordance with all applicable laws and regulations.

         Section 2.21. Conduct to Date. Except as disclosed in Section 2.21 of the FB&T Disclosure Schedule, from and after March 31, 2000 through the date of this Agreement, First Bank & Trust has not:

         (i) failed to conduct its business in the ordinary and usual course consistent with past practices;

         (ii) issued, sold, granted, conferred or awarded any common or other stock, or any corporate debt securities which would be classified under generally accepted accounting principles applied on a consistent basis as long-term debt on the balance sheets of First Bank & Trust;

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

         (viii) except as required by contract or law, (A) increased the rate of compensation of, or paid any bonus to, any of its directors, officers, or other employees, except merit or promotion increases in accordance with existing policy and consistent with past practices, (B) entered into any new, or amended or supplemented any existing, employment, management, consulting, deferred compensation, severance or other similar contract, (C) entered into, terminated or substantially modified any of the Employee Plans or (D) agreed to do any of the foregoing;

         (ix) suffered any material damage, destruction, or loss, whether as the result of fire, explosion, earthquake, accident, casualty, labor trouble, requisition, or taking of property by any regulatory authority, flood, windstorm, embargo, riot, act of God or the enemy, or other casualty or event, and whether or not covered by insurance;

         (x) canceled or compromised any debt, except for debts charged off or compromised in accordance with past practice;

         (xi) entered into any material transaction, contract or commitment outside the ordinary course of its business; or

         (xii) made or guaranteed any loan to any of the FB&T Employee Plans.

         Section 2.22. Environmental Matters. As used in this Agreement, "Environmental Laws" means all local, state and federal environmental, health and safety laws and regulations in all jurisdictions in which First Bank & Trust has done business or owned, leased or operated property, including, without limitation, the Federal Resource Conservation and Recovery Act, the Federal Comprehensive Environmental Response, Compensation and Liability Act, the Federal Clean Water Act, the Federal Clean Air Act, and the Federal Occupational Safety and Health Act.

         Neither the conduct nor operation of First Bank & Trust nor any condition of any property presently or previously owned, leased or operated by First Bank & Trust violates or violated any Environmental Law in any respect material to the business of First Bank & Trust, and no condition or event has occurred with respect to any of them or any property that, with notice or the passage of time, or both, would constitute a violation material to the business of First Bank & Trust of any Environmental Law or obligate (or potentially obligate) First Bank & Trust to remedy, stabilize, neutralize or otherwise alter the environmental condition of any property, where the aggregate cost of such actions would be material to First Bank & Trust. Except as may be disclosed in
Section 2.22 of the FB&T Disclosure Schedule, First Bank & Trust has not received notice from any person or entity that First Bank & Trust, or the operation or condition of any property ever owned, leased or operated by it, are or were in violation of any Environmental Law, or that First Bank & Trust is responsible (or potentially responsible) for remedying, or the cleanup of, any pollutants, contaminants, or hazardous or toxic wastes, substances or materials at, on or beneath any such property.


                                   ARTICLE III

                      REPRESENTATIONS AND WARRANTIES OF FBA
                                   AND REDWOOD

         FBA and Redwood represent and warrant to First Banks as follows:

         Section 3.01.     Organization and Capital Stock.

         (a) FBA and Redwood are corporations duly organized, validly existing and in good standing under the laws of the States of Delaware and California, respectively. Each of such corporations has the corporate power to own all of its property and assets, to incur all of its liabilities and to carry on its business as now being conducted.

         (b) As of the date hereof, the authorized capital stock of FBA consists of 6,666,666 shares of FBA Common Stock, of which 3,085,934 are outstanding, duly and validly issued, fully paid and non-assessable; and 4,000,000 shares of FBA Class B Stock, par value $.15 per share ("FBA Class B Stock"), of which 2,500,000 are outstanding, duly and validly issued, fully paid and non-assessable. None of the outstanding shares of FBA Common Stock or FBA Class B Stock has been issued in violation of any preemptive rights.

         (c) Except as disclosed in Section 3.01 of that certain document delivered by FBA to First Banks entitled the "FBA Disclosure Schedule" and executed by both FBA and First Banks concurrently with the execution and delivery of this Agreement (the "FBA Disclosure Schedule"), there are no shares of capital stock or other equity securities of FBA issued or outstanding and no outstanding options, warrants, rights to subscribe for, calls or commitments of any character whatsoever relating to, or securities or rights convertible into or exchangeable for, shares of the capital stock of FBA or contracts, commitments, understandings or arrangements by which FBA is or may be obligated to issue additional shares of its capital stock.

         (d) As of the date hereof, the authorized capital stock of Redwood consists of 1,000,000 shares of common stock, $3.33 par value ("Redwood Common"), of which 465,000 are outstanding, duly and validly issued, fully paid and non-assessable. All of such outstanding shares are owned by Redwood Bancorp, a California corporation which is a subsidiary of FBA. None of the outstanding shares of Redwood Common has been issued in violation of any preemptive rights. Redwood has no outstanding stock options, warrants, rights to subscribe for, calls or commitments of any character whatsoever relating to, or securities or rights convertible into or exchangeable for, shares of the capital stock of Redwood or contracts, commitments, understandings or arrangements by which Redwood is or may be obligated to issue additional shares of its capital stock.

         Section 3.02. Authorization; No Defaults. The Boards of Directors of FBA and Redwood have by all requisite action approved this Agreement and the Merger and authorized the execution and delivery hereof on behalf of such corporations and the performance of their respective obligations hereunder. Nothing in the Certificate of Incorporation of FBA, the Articles of
Incorporation of Redwood, the Bylaws of either corporation, or any other agreement, instrument, decree, proceeding, law or regulation (except as specifically referred to in or contemplated by this Agreement) by or to which FBA or Redwood is bound or subject would prohibit or inhibit FBA or Redwood from consummating this Agreement and the Merger on the terms and conditions herein contained. This Agreement has been duly and validly executed and delivered by FBA and Redwood and constitutes a legal, valid and binding obligation of each of them, enforceable against them in accordance with its terms. FBA and its subsidiaries are neither in default under nor in violation of any provision of their respective articles or certificates of incorporation, bylaws, or any promissory note, indenture or any evidence of indebtedness or security therefor, lease, contract, purchase or other commitment or any other agreement which is material to FBA and its subsidiaries taken as a whole.

         Section 3.03. FBA Subsidiaries. Each of FBA's direct and indirect subsidiaries (hereinafter referred to singly as an "FBA Subsidiary" and collectively as the "FBA Subsidiaries"), the names and jurisdictions of incorporation of which are disclosed in Section 3.03 of the FBA Disclosure Schedule, is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and each of the FBA Subsidiaries has the corporate power to own its properties and assets, to incur its liabilities and to carry on its business as now being conducted. The number of issued and outstanding shares of capital stock of each FBA Subsidiary and the ownership of such shares is set forth in Section 3.03 of the FBA Disclosure Schedule. All of such shares are owned by FBA or an FBA Subsidiary, free and clear of all liens, encumbrances, rights of first refusal, options or other restrictions. There are no options, warrants or rights outstanding to acquire any capital stock of any FBA Subsidiary, and no person or entity has any other right to purchase or acquire any unissued shares of stock of any FBA Subsidiary, nor does any FBA Subsidiary have any obligation of any nature with respect to its unissued shares of stock. Except as disclosed in Section 3.03 of the FBA Disclosure Schedule, neither FBA nor any FBA Subsidiary is a party to any partnership or joint venture or owns an equity interest in any other business or enterprise.

         Section 3.04. Financial Information. All of (i) the audited consolidated balance sheets of FBA and the FBA Subsidiaries as of December 31, 1999 and related consolidated income statements and statements of changes in shareholders' equity and of cash flows for the three years ended December 31, 1999, together with the notes thereto, included in FBA's Annual Report on Form 10-K for the year ended December 31, 1999, as currently on file with the SEC;
(ii) the unaudited consolidated balance sheets of FBA and the FBA Subsidiaries as of March 31, 2000 and related consolidated income statements and statements of changes in shareholders' equity and of cash flows for the three months ended March 31, 2000, together with the notes thereto, included in FBA's Quarterly Report on Form 10-Q for the three months ended March 31, 2000 as currently filed with the SEC; and (iii) the year-end and quarter-end Reports of Condition and Reports of Income of Redwood, First Bank of California and First Bank Texas N.A., respectively, for 1999 and for the three month period ended March 31, 2000, as filed with the appropriate federal regulatory agencies (such financial statements and notes collectively referred to herein as the "FBA Financial Statements"), have been prepared in accordance with generally accepted accounting principles applied on a consistent basis (except as disclosed therein and except for regulatory reporting differences required for reports of the banks) and fairly present the consolidated financial position and the consolidated results of operations, changes in shareholders' equity and cash flows of the respective entity and its consolidated subsidiaries as of the dates and for the periods indicated.

         Section 3.05. Absence of Changes. Since March 31, 2000 there has not been any material adverse change in the financial condition, the results of operations or the business or prospects of FBA and its subsidiaries taken as a whole, nor have there been any events or transactions having such a material adverse effect which should be disclosed in order to make the FBA Financial Statements not misleading. Since March 31, 2000 there has been no material adverse change in the financial condition, the results of operations or the business of Redwood, except for changes as are disclosed in its Reports of Condition and Income filed with the FDIC since such date.

         Section 3.06. Regulatory Enforcement Matters. Neither FBA nor any FBA Subsidiary is subject to, nor has it received any notice or advice that it may become subject to, any order, agreement, memorandum of understanding or other regulatory enforcement action or proceeding with or by any federal or state agency charged with the supervision or regulation of banks or bank holding companies or engaged in the insurance of bank deposits or any other governmental agency having supervisory or regulatory authority with respect to FBA or any of the FBA Subsidiaries.

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

         Section 3.08. Litigation. Except as disclosed in Section 3.08 of the FBA Disclosure Schedule, there is no litigation, claim or other proceeding involving an amount in controversy in excess of $100,000 pending or, to the knowledge of FBA or Redwood, threatened against FBA or any of the FBA Subsidiaries, or of which the property of FBA or any of the FBA Subsidiaries is or would be subject.

         Section 3.09. Properties, Contracts, Employee Benefit Plans and Other Agreements. Section 3.09 of the FBA Disclosure Schedule specifically identifies the following:

         (a) all real property owned by FBA or any FBA Subsidiary and the principal buildings and structures located thereon and each lease of real property to which FBA or any FBA Subsidiary is a party, identifying the parties thereto, the annual rental payable, the expiration date thereof and a brief description of the property covered;

         (b) all loan and credit agreements, conditional sales contracts or other title retention agreements or security agreements relating to money borrowed by FBA or an FBA Subsidiary, exclusive of deposit agreements with customers entered into in the ordinary course of business, agreements for the purchase of federal funds and repurchase agreements;

         (c) all agreements, loans, contracts, leases, guaranties, letters of credit, lines of credit or commitments of FBA or any FBA Subsidiary not referred to elsewhere in this Section 3.09 which:

                  (i) (except for loans, loan commitments or lines of credit) involve payment by FBA or any FBA Subsidiary of more than $200,000;

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

         (d) all leases, subleases or licenses with respect to real or personal property, whether as lessor, lessee, licensor or licensee, with annual rental or other payments due thereunder in excess of $100,000; and

         (e) all agreements for the employment, retention or engagement, or with respect to the severance, of any officer, employee, agent, consultant or other person or entity which by its terms is not terminable by FBA or an FBA Subsidiary on thirty (30) days written notice or less without any payment by reason of such termination.

         Copies of each document, plan or contract identified in Section 3.09 of the FBA Disclosure Schedule have been made available for inspection by First Banks and shall remain available at all times prior to the Closing Date.

         Section 3.10. Reports. FBA and the FBA Subsidiaries have filed all reports and statements, together with any amendments required to be made with respect thereto, required to be filed with the SEC, the Federal Reserve Board, the DFI, the FDIC and all other governmental authorities with jurisdiction over FBA or any FBA Subsidiary. As of the dates indicated thereon, each of such reports and documents, including any financial statements, exhibits and schedules thereto, complied in all material respects with the relevant statutes, rules and regulations enforced or promulgated by the regulatory authority with which they were filed, and did not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading.

         Section 3.11. Investment Portfolio. All United States Treasury securities, obligations of other United States Government agencies and corporations, obligations of States and political subdivisions of the United States and other investment securities held by FBA or an FBA Subsidiary, as reflected in the latest consolidated balance sheets of FBA included in the FBA
Financial Statements, are carried in accordance with generally accepted accounting principles.

         Section 3.12. Loan Portfolio. (a)(i) All loans and discounts reflected in the FBA Financial Statements at March 31, 2000 or which were or will be entered into after March 31, 2000 but before the Closing Date were and will be made in all material respects for good, valuable and adequate consideration in the ordinary course of business, in accordance in all material respects with sound lending practices, and they are not subject to any material known defenses, setoffs or counterclaims, including without limitation any such as are afforded by usury or truth in lending laws, except as may be provided by bankruptcy, insolvency or similar laws or by general principles of equity; (ii) the notes and other evidences of indebtedness evidencing such loans and all forms of pledges, mortgages and other collateral documents and security agreements are and will be in all material respects enforceable, valid, true and genuine and what they purport to be; and (iii) FBA and the FBA Subsidiaries have complied and will through the Closing Date comply with all laws and regulations relating to such loans, or to the extent there has not been such compliance, such failure to comply will not materially interfere with the collection of any loan. All loans and loan commitments extended by the FBA Subsidiaries and any extensions, renewals or continuations of such loans and loan commitments were made in accordance with their customary lending standards in the ordinary course of business. Such loans are evidenced by appropriate and sufficient documentation based upon customary and ordinary past practices. The reserve for loan losses reflected in the FBA Financial Statements as of March 31, 2000 is adequate in all material respects under the requirements of generally accepted accounting principles to provide for losses on loans outstanding as of March 31, 2000.

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

         (b) All arrangements of FBA and the FBA Subsidiaries relating to employees, including all benefit plans and deferred compensation, bonus, stock or incentive plans for the benefit of current or former employees (the "FBA Employee Plans") are administered by First Banks. All costs, liabilities and obligations arising from the FBA Employee Plans are properly reflected in accordance with generally accepted accounting principles in the FBA Financial Statements.

         Section 3.14. Title to Properties; Insurance. (i) FBA and the FBA Subsidiaries have marketable title, insurable at standard rates, free and clear of all liens, charges and encumbrances (except taxes which are a lien but not yet payable and liens, charges or encumbrances reflected in the FBA Financial Statements and easements, rights-of-way, and other restrictions which are not material, and further excepting in the case of other Real Estate Owned ("OREO"), as such real estate is internally classified on the books of FBA and the FBA Subsidiaries, rights of redemption under applicable law) to all of their real properties; (ii) all leasehold interests for real property and any material personal property used by FBA or a FBA Subsidiary in its business are held pursuant to lease agreements which are valid and enforceable in accordance with their terms; (iii) all such properties comply in all material respects with all applicable private agreements, zoning requirements and other governmental laws and regulations relating thereto, and there are no condemnation proceedings pending or, to the knowledge of FBA, threatened with respect to any of such properties; (iv) FBA and the FBA Subsidiaries have valid title or other ownership rights under licenses to all material intangible personal or intellectual property used by FBA or any FBA Subsidiary in its business, free and clear of any material claim, defense or right of any other person or entity, subject only to rights of the licensors pursuant to applicable license agreements, which rights do not materially and adversely interfere with the use of such property; and (v) all material insurable properties owned or held by FBA or a FBA Subsidiary are adequately insured by financially sound and reputable insurers in such amounts and against fire and other risks insured against by extended coverage and public liability insurance, as is customary with bank holding companies of similar size.

         Section 3.15. Compliance with Laws. FBA and the FBA Subsidiaries have all licenses, franchises, permits and other governmental authorizations that are legally required to enable them to conduct their respective businesses in all material respects, are qualified to conduct business in every jurisdiction in which such qualification is legally required and are in compliance in all material respects with all applicable laws and regulations.

         Section 3.16. Brokerage. Except for fees payable by FBA to Baxter Fentriss and Company, neither FBA nor any FBA Subsidiary has incurred any claims or obligations for brokerage commissions, finders' fees, financial advisory fees, investment banking fees or similar compensation in connection with the transactions contemplated by this Agreement.

         Section 3.17. No Undisclosed Liabilities. Neither FBA nor any FBA Subsidiary has any material liability, whether known or unknown, asserted or unasserted, absolute or contingent, accrued or unaccrued, liquidated or unliquidated, and whether due or to become due (and there is no past or present fact, situation, circumstance, condition or other basis for any present or future action, suit or proceeding, hearing, charge, complaint, claim or demand against FBA or any FBA Subsidiary giving rise to any such liability), except for
(i) liabilities reflected in the FBA Financial Statements, and (ii) liabilities of the same type incurred in the ordinary course of business of FBA and the FBA Subsidiaries since March 31, 2000.

         Section 3.18. Statements True and Correct. None of the information supplied or to be supplied by FBA or Redwood for inclusion in any document to be filed with the SEC or any banking or other regulatory authority in connection with the transactions contemplated hereby will, at the respective times such documents are filed, and, in the case of the Proxy Statement, when mailed to the stockholders of FBA and at the time of the Stockholders' Meeting, be false or misleading with respect to any material fact, or omit to state any material fact necessary in order to make the statements therein not misleading or required to be stated in order to correct any statement in an earlier communication. All documents that FBA or Redwood is responsible for filing with the SEC or any other regulatory authority in connection with the transactions contemplated hereby will comply as to form in all material respects with the provisions of applicable law and the applicable rules and regulations thereunder.

         Section 3.19. Commitments and Contracts. Except as disclosed in Section
3.19 of the FBA Disclosure Schedule (and with a true and correct copy of the document or other item in question having been made available to First Bank & Trust for inspection), neither FBA nor any FBA Subsidiary is a party or subject to any of the following (whether written or oral, express or implied):

         (i) any agreement, arrangement or commitment not made in the ordinary course of business;

         (ii) any agreement, indenture or other instrument not reflected in the FBA Financial Statements relating to the borrowing of money or the guarantee by FBA or any FBA Subsidiary of any obligation, other than
         (A) trade payables or instruments related to transactions entered into in the ordinary course of business, such as deposits, federal funds borrowings and repurchase agreements or (B) agreements, indentures or instruments providing for annual payments of less than $75,000; or

         (iii) any contract containing covenants which limit the ability of FBA to compete in any line of business or with any person or containing any restriction of the geographical area in which, or method by which, FBA or any FBA Subsidiary may carry on its business.

         Section 3.20. Material Interest of Certain Persons. (a) Except as disclosed in Section 3.20 of the FBA Disclosure Schedule, no officer or director of FBA or any "associate" (as such term is defined in Rule 14a-1 under the Exchange Act) of any such officer or director, has any material interest in any contract or property (real or personal, tangible or intangible), used in or pertaining to the business of FBA or an FBA Subsidiary.

         (b) All outstanding loans from FBA or any FBA Subsidiary to any of their officers, directors, employees or any associate or related interest of any such persons were approved by or reported to the Board of Directors in accordance with all applicable laws and regulations.

         Section 3.21. Conduct to Date. Except as disclosed in Section 3.21 of the FBA Disclosure Schedule, from and after March 31, 2000 through the date of this Agreement, neither FBA nor any FBA Subsidiary has:

         (i) failed to conduct its business in the ordinary and usual course consistent with past practices;

         (ii) issued, sold, granted, conferred or awarded any common or other stock, or any corporate debt securities which would be classified under generally accepted accounting principles applied on a consistent basis as long-term debt on the balance sheets of FBA or an FBA Subsidiary;

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

         (x) canceled or compromised any debt, except for debts charged off or compromised in accordance with past practice;

         (xi) entered into any material transaction, contract or commitment outside the ordinary course of its business; or

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

                                   ARTICLE IV

                AGREEMENTS OF FIRST BANKS AND FIRST BANK & TRUST

         Section 4.01. Business in Ordinary Course. First Banks and First Bank & Trust agree that, from the date of this Agreement until the earlier of the Closing Date or the earlier termination of this Agreement in accordance with its terms:

         (a) First Bank & Trust shall carry on its business and the discharge or incurrence of obligations and liabilities only in the usual, regular and ordinary course of business as heretofore conducted, and by way of amplification and not limitation, First Bank & Trust will not:

         (i) declare or pay any dividend or make any other distribution to stockholders, whether in cash, stock or other property; or

         (ii) issue any Common Stock or other capital stock or any options, warrants, or other rights to subscribe for or purchase Common Stock or any other capital stock or any securities convertible into or exchangeable for any capital stock; or

         (iii) directly or indirectly redeem, purchase or otherwise acquire any capital stock of First Bank & Trust; or

         (iv) effect a reclassification, recapitalization, splitup, exchange of shares, readjustment or other similar change in or to any capital stock, or otherwise reorganize or recapitalize; or

         (v) change its articles of incorporation or association or bylaws, nor enter into any agreement to merge or consolidate with, or sell a significant portion of its assets to, any person or entity.

         (b) First Bank & Trust will not, without the prior written consent of FBA, from and after the date hereof:

         (i) grant any increase (other than ordinary and normal increases consistent with past practices) in the compensation payable or to become payable to officers or salaried employees, grant any stock options or, except as required by law, adopt or make any change in any bonus, insurance, pension, or other FB&T Employee Plan, agreement, payment or arrangement made to, for or with any of such officers or employees; or

         (ii) borrow or agree to borrow any amount of funds except in the ordinary course of business, or directly or indirectly guarantee or agree to guarantee any obligations of others; or

         (iii) make or commit to make any new loan or letter of credit or any new or additional discretionary advance under any existing line of credit, except in the ordinary course of business in compliance with applicable laws, regulations and lending policies of the entity making the loan or advance; or

         (iv) enter into any agreement, contract or commitment having a term in excess of three (3) months other than letters of credit, loan agreements, deposit agreements, and other lending, credit and deposit agreements and documents made in the ordinary course of business; or

         (v)  except in the  ordinary  course of  business,  place on any of its
         assets  or  properties  any   mortgage,  pledge, lien, charge, or other
         encumbrance; or

         (vi) except in the ordinary course of business, cancel or accelerate any material indebtedness owing to First Bank & Trust or any claims which First Bank & Trust may possess, or waive any material rights of substantial value; or

         (vii) sell or otherwise dispose of any real property or any material amount of any tangible or intangible personal property, other than properties acquired in foreclosure or otherwise in the ordinary collection of indebtedness; or

         (viii) violate any law, statute, rule, governmental regulation or order, which violation might have a material adverse effect on the business, financial condition, or earnings of First Bank & Trust; or

         (ix) increase or decrease the rate of interest paid on time deposits or on certificates of deposit, except in a manner consistent with past practices.

         (c) First Bank & Trust shall not, without the prior written consent of FBA, engage in any transaction or take any action that would render untrue in any material respect any of the representations and warranties of First Bank & Trust contained in Article II hereof, if such representations and warranties were given immediately following such transaction or action.

         Section 4.02. Breaches. First Banks and First Bank & Trust shall, in the event either has knowledge of the occurrence, or impending or threatened occurrence, of any event or condition which would cause or constitute a breach (or would have caused or constituted a breach had such event occurred or been known prior to the date hereof) of any of its representations or agreements contained or referred to herein, give prompt written notice thereof to FBA and use their best efforts to prevent or promptly remedy the same.

         Section 4.03. Submission to FBA's Stockholders. First Banks and First Bank & Trust shall cooperate with FBA in the preparation and filing of the Proxy Statement described in Section 5.07 and will provide to FBA accurate and complete information, data and documents requested by FBA in connection with the preparation and filing of the Proxy Statement.

         Section 4.04. Consummation of Agreement. First Banks and First Bank & Trust shall use their best efforts to perform and fulfill all conditions and obligations on their parts to be performed or fulfilled under this Agreement and to effect the Merger in accordance with the terms and provisions hereof. First Banks and First Bank & Trust shall furnish to FBA in a timely manner all information, data and documents requested by FBA as may be required to obtain any necessary regulatory or other approvals of the Merger and shall cooperate fully with FBA in seeking such approvals and in consummating the transactions contemplated by this Agreement. Promptly following the receipt of all required regulatory approvals, First Bank & Trust shall execute the Merger Agreement, revised if necessary to comply with any requirements imposed in connection with such regulatory approvals.

         Section 4.05. Access to Information. First Bank & Trust shall permit FBA reasonable access, in a manner which will avoid undue disruption or interference with First Bank & Trust's normal operations, to its properties, and First Bank & Trust shall disclose and make available to FBA all books, documents, papers and records relating to the assets, stock ownership, properties, operations, obligations and liabilities of First Bank & Trust including, but not limited to, all books of account (including the general ledger), tax records, minute books of directors' and stockholders' meetings, organizational documents, material contracts and agreements, loan files, filings with any regulatory authority, accountants' workpapers (if available and subject to the accountants' consent), litigation files, plans affecting employees, and any other business activities or prospects in which FBA may have a reasonable and legitimate interest in furtherance of the transactions contemplated by this Agreement. FBA will hold any such information which is nonpublic in confidence in accordance with the provisions of Section 8.01 hereof.

         Section 4.06. Consents to Contracts and Leases. First Bank & Trust shall use its best efforts to obtain all consents with respect to interests of First Bank & Trust in material leases, licenses, contracts, instruments and rights, if any, which require the consent of another person for the consummation of the Merger.

         Section 4.07. Subsequent Financial Statements. As soon as available after the date hereof, First Bank & Trust shall deliver to FBA the monthly unaudited consolidated balance sheets and profit and loss statements of First Bank & Trust prepared for its internal use, the Report of Condition and Income of First Bank & Trust for each quarterly period completed prior to the Closing, and all other financial reports or statements submitted to regulatory authorities after the date hereof, to the extent permitted by law (collectively, the "Subsequent FB&T Financial Statements"). The Subsequent FB&T Financial Statements shall be prepared on a basis consistent with past accounting practices, shall fairly present the financial condition and results of operations for the dates and periods presented and shall not include any material assets or omit to state any material liabilities, absolute or contingent, or other facts, which inclusion or omission would render such financial statements misleading in any material respect.

                                    ARTICLE V

                          AGREEMENTS OF FBA AND REDWOOD

         Section 5.01. Business in Ordinary Course. FBA and Redwood agree that from the date of this Agreement until the Closing Date or the earlier termination of this Agreement in accordance with its terms, except for the actions described in Section 5.01 of the FBA Disclosure Schedule:

         (a) FBA and the FBA Subsidiaries shall carry on their business and the discharge or incurrence of their obligations and liabilities only in the usual, regular and ordinary course of business, as heretofore conducted, and by way of amplification and not limitation, FBA and the FBA Subsidiaries will not:

         (i) declare or pay any dividend or make any other distribution to stockholders, whether in cash, stock or other property; or

         (ii) effect a reclassification, recapitalization, splitup, exchange of shares, readjustment or other similar change in or to any capital stock, or otherwise reorganize or recapitalize.

         (b) FBA and the FBA Subsidiaries will not, without the prior written consent of First Banks, from and after the date hereof:

         (i) grant any increase (other than ordinary and normal increases consistent with past practices) in the compensation payable or to become payable to officers or salaried employees, grant any stock options or, except as required by law, adopt or make any change in any bonus, insurance, pension, or other FBA Employee Plan, agreement, payment or arrangement made to, for or with any of such officers or employees; or

         (ii) make or commit to make any new loan or letter of credit or any new or additional discretionary advance under any existing line of credit, except in the ordinary course of business in compliance with applicable laws, regulations and lending policies of the entity making the loan or advance; or

         (iii) enter into any agreement, contract or commitment having a term in excess of three (3) months other than letters of credit, loan agreements and other agreements and documents made in the ordinary course of business; or

         (iv) except in the  ordinary  course of  business,  place on any of its
         assets   or  properties any mortgage, pledge, lien,  charge,  or  other encumbrance; or

         (v) except in the ordinary course of business, cancel or accelerate any material indebtedness owing to FBA or an FBA Subsidiary or any claims which FBA or any FBA Subsidiary may possess, or waive any material rights of substantial value; or

         (vi) sell or otherwise dispose of any real property or any material amount of any tangible or intangible personal property, other than properties acquired in foreclosure or otherwise in the ordinary collection of indebtedness; or

         (vii) violate any law, statute, rule, governmental regulation or order, which violation might have a material adverse effect on the business, financial condition, or earnings of FBA and the FBA Subsidiary Subsidiaries, taken as a whole; or

         (viii) increase or decrease the rate of interest paid on time deposits or on certificates of deposit, except in a manner consistent with past practices.

         (c) FBA and the FBA Subsidiaries shall not, without the prior written consent of First Bank & Trust, engage in any transaction or take any action that would render untrue in any material respect any of the representations and warranties of FBA contained in Article III hereof, if such representations and warranties were given immediately following such transaction or action.

         Section 5.02. Regulatory Approvals. FBA and Redwood shall file or cause to be filed all regulatory applications required in order to consummate the Merger, including but not limited to the necessary applications for the prior approval of the Federal Reserve Board. FBA shall keep First Banks reasonably informed as to the status of such applications and make available to First
Banks, upon reasonable request, copies of such applications and any supplementally filed materials.

         Section 5.03. Breaches. FBA shall, in the event it has knowledge of the occurrence, or impending or threatened occurrence, of any event or condition which would cause or constitute a breach (or would have caused or constituted a breach had such event occurred or been known prior to the date hereof) of any of its representations or agreements contained or referred to herein, give prompt written notice thereof to First Banks and use its best efforts to prevent or promptly remedy the same.

         Section 5.04. Consummation of Agreement. FBA and Redwood shall use their best efforts to perform and fulfill all conditions and obligations on their parts to be performed or fulfilled under this Agreement and to effect the Merger in accordance with the terms and conditions of this Agreement. Promptly following the approval of the Merger by FBA's stockholders, FBA shall cause its subsidiary, Redwood Bancorp, to approve the Merger in its capacity as the sole shareholder of Redwood (or FBA will do so if FBA shall have become Redwood's sole shareholder prior to such time). Promptly following the receipt of all required regulatory approvals, Redwood shall execute the Merger Agreement, revised if necessary to comply with any requirements imposed in connection with such regulatory approvals.

         Section 5.05. Access to Information. FBA and Redwood shall permit First Banks reasonable access, in a manner which will avoid undue disruption or interference with their normal operations, to its properties, and FBA and Redwood shall disclose and make available to First Banks all books, documents, papers and records relating to the assets, stock ownership, properties, operations, obligations and liabilities of FBA and the FBA Subsidiaries including, but not limited to, all books of account (including the general ledger), tax records, minute books of directors' and stockholders' meetings, organizational documents, material contracts and agreements, loan files, filings with any regulatory authority, accountants' workpapers (if available and subject to the accountants' consent), litigation files, plans affecting employees, and any other business activities or prospects in which First Banks may have a reasonable and legitimate interest in furtherance of the transactions contemplated by this Agreement. First Banks will hold any such information which is nonpublic in confidence in accordance with the provisions of Section 8.01 hereof.

         Section 5.06. Proxy Statement and Stockholders' Meeting. (a) FBA shall promptly (i) prepare and file with the SEC, as soon as reasonably practicable, a Proxy Statement (the "Proxy Statement") for a meeting of the stockholders of FBA to be held as soon as reasonably practicable (the "Stockholders' Meeting"); (ii) hold the Stockholders' Meeting; and (iii) use its best efforts to obtain the approval of this Agreement and the Merger by the stockholders of FBA. The Special Committee of the Board of Directors of FBA established to consider the transactions contemplated by this Agreement shall recommend such approval to FBA's stockholders, and the Board of Directors shall adopt the same recommendation and cause the Proxy Statement to be mailed to FBA's stockholders and use its best efforts to obtain such stockholder approval; provided, however, that neither the Special Committee nor the Board of Directors of FBA shall be obligated to make such recommendation if, having consulted and considered the advice of outside legal counsel, the Special Committee or the Board of Directors have reasonably determined in good faith that the making of such recommendation would constitute a breach of the fiduciary duties of the members of the Board of Directors or of the Special Committee of the Board of Directors under applicable law.

         (b) FBA and Redwood shall cooperate and use their best efforts (i) to prepare all documentation, to effect all filings and to obtain all permits, consents, approvals and authorizations of all third parties, regulatory authorities and other authorities necessary to consummate the transactions contemplated by this Agreement, and (ii) to cause the Merger to be consummated as expeditiously as reasonably practicable.

         Section 5.07. Subsequent Financial Statements. As soon as available after the date hereof, FBA shall deliver to First Banks the monthly unaudited consolidated balance sheets and profit and loss statements of FBA and Redwood prepared for their internal use, Quarterly Reports on Form 10-Q for FBA as filed with the SEC, the Report of Condition and Income of Redwood for each quarterly period completed prior to the Closing, and all other financial reports or statements submitted to regulatory authorities after the date hereof, to the extent permitted by law (collectively, the "Subsequent FBA Financial Statements"). The Subsequent FBA Financial Statements shall be prepared on a basis consistent with past accounting practices, shall fairly present the financial condition and results of operations for the dates and periods presented and shall not include any material assets or omit to state any material liabilities, absolute or contingent, or other facts, which inclusion or omission would render such financial statements misleading in any material respect.

                                   ARTICLE VI

                       CONDITIONS PRECEDENT TO THE MERGER

         6.01. Conditions to the Obligations of FBA and Redwood. The obligations of FBA and Redwood to effect the Merger and the other transactions contemplated by this Agreement shall be subject to the satisfaction (or waiver by FBA) prior to or on the Closing Date of the following conditions:

         (a) the representations and warranties made by First Banks and First Bank & Trust in this Agreement shall be true in all material respects on and as of the Closing Date (except for those made as of a specified date) with the same effect as though such representations and warranties had been made or given on and as of the Closing Date;

         (b) First Banks and First Bank & Trust shall have performed and complied in all material respects with all of its obligations and agreements required to be performed prior to the Closing Date;

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

         (d) all necessary approvals, consents and authorizations required by law for consummation of the Merger, including the requisite approval of the stockholders of FBA and all legally required regulatory approvals, shall have been obtained, and all waiting periods required by law shall have expired;

         (e) FBA shall have received all documents required to be received from First Banks and First Bank & Trust on or prior to the Closing Date, all in form and substance reasonably satisfactory to FBA; and

         (f) the Special Committee of the Board of Directors of FBA shall have received within thirty (30) days after the date of this Agreement a fairness opinion of the financial advisor to the Special Committee to the effect that the transactions contemplated by this Agreement are fair to the stockholders of FBA from a financial point of view, and such fairness opinion shall not have been withdrawn.

         Section 6.02. Conditions to the Obligations of First Banks and First Bank & Trust. The obligations of First Banks and First Bank & Trust to effect the Merger and the other transactions contemplated by this Agreement shall be subject to the satisfaction (or waiver by First Banks) prior to or on the Closing Date of the following conditions:

         (a) the representations and warranties made by FBA and Redwood in this Agreement shall be true in all material respects on and as of the Closing Date (except for those made as of a specified date) with the same effect as though such representations and warranties had been made or given on the Closing Date;

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

         (d) all necessary approvals, consents and authorizations required by law for consummation of the Merger, including the requisite approval of the stockholders of FBA and all legally required regulatory approvals, shall have been obtained, and all waiting periods required by law shall have expired; and

         (e) First Banks shall have received all documents required to be received from FBA and Redwood on or prior to the Closing Date, all in form and substance reasonably satisfactory to First Banks.

                                   ARTICLE VII

                                   TERMINATION

         Section 7.01. Mutual Agreement. This Agreement may be terminated by the mutual written agreement of the parties at any time prior to the Closing Date, regardless of whether approval of this Agreement and the Merger by the stockholders of FBA shall have been previously obtained.

         Section 7.02. Breach of Agreements. In the event that there is a material breach of any of the representations and warranties or agreements of First Banks or First Bank & Trust, on the one hand, or FBA or Redwood, on the other hand, which breach is not cured within thirty days after notice to cure such breach is given to the breaching party by the non-breaching party, then the non-breaching party, regardless of whether approval of this Agreement and the Merger by the stockholders of FBA shall have been previously obtained, may terminate and cancel this Agreement by providing written notice of such action to the other parties hereto.

         Section 7.03. Failure of Conditions. In the event that any of the conditions to the obligations of a party are not satisfied or waived on or prior to the Closing Date, and if any applicable cure period provided in Section 7.02 hereof has lapsed, then such party may, regardless of whether approval of the transactions contemplated by this Agreement by the stockholders of FBA shall have been previously obtained, terminate and cancel this Agreement by delivery of written notice of such action to the other parties.

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

         Section 7.05. Regulatory Enforcement Matters. (a) In the event that First Banks or First Bank & Trust shall become a party or subject to any material written agreement, memorandum of understanding, cease and desist order, imposition of civil money penalties or other regulatory enforcement action or proceeding with any regulatory authority after the date of this Agreement, then FBA may terminate this Agreement by giving written notice of such termination to First Banks.

         (b) In the event that FBA or any FBA Subsidiary shall become a party or subject to any material written agreement, memorandum of understanding, cease and desist order, imposition of civil money penalties or other regulatory enforcement action or proceeding with any regulatory authority after the date of this Agreement, then First Banks may terminate this Agreement by giving written notice of such termination to FBA.

         Section 7.06. Unilateral Termination. If the Closing Date does not occur on or prior to March 31, 2001, then this Agreement may be terminated by any party by giving written notice to the other party.

         Section 7.07. Damages and Limitation on Damages. In the event that either FBA or First Bank & Trust shall have (i) breached any provision of this Agreement and the other party shall have properly terminated this Agreement pursuant to Section 7.02; or (ii) failed or refused to consummate the Merger for any reason other than (A) the failure of the other party to perform its obligations as set forth in this Agreement or (B) the fact that one or more of the conditions to such party's obligations to consummate the Merger set forth in
Article VI hereof shall not have been satisfied, then the party breaching this Agreement or failing or refusing to consummate the Merger shall be liable to the other party (the "Non-Breaching Party") for damages in the amount of all out-of-pocket costs and expenses incurred by the Non-Breaching Party in connection with this Agreement and the transactions contemplated hereby, including the fees and expenses paid to third parties, but the amount of any recovery shall be limited to a maximum of $100,000.


                                  ARTICLE VIII

                               GENERAL PROVISIONS

         8.01 Confidential Information. The parties acknowledge the confidential and proprietary nature of the "Information" (as herein defined) which has heretofore been exchanged and which will be received from each other hereunder and agree to hold and keep the same confidential. Such Information will include any and all financial, technical, commercial, marketing, customer or other information concerning the business, operations and affairs of a party that may be provided to the others, irrespective of the form of the communications, by such party's employees or agents. Such Information shall not include information which is or becomes generally available to the public other than as a result of a disclosure by a party or its representatives in violation of this Agreement. The parties agree that the Information will be used solely for the purposes contemplated by this Agreement and that such Information will not be disclosed to any person other than employees and agents of a party who are directly involved in implementing the Merger, who shall be informed of the confidential nature of the Information and directed individually to abide by the restrictions set forth in this Section 8.01. The Information shall not be used in any way detrimental to a party, including use directly or indirectly in the conduct of the other party's business or any business or enterprise in which such party may have an interest, now or in the future, and whether or not now in competition with such other party. Neither FBA nor First Bank & Trust will purchase or sell any security issued by the other party for so long as this Agreement remains in effect.

         Section 8.02. Publicity. FBA and First Bank & Trust shall cooperate with each other in the development and distribution of all news releases and other public disclosures concerning this Agreement and the Merger. Neither party shall issue any news release or make any other public disclosure without the prior consent of the other party, unless such is required by law upon the written advice of counsel or is in response to published newspaper or other mass media reports regarding the transaction contemplated hereby, in which latter event the parties shall consult with each other to the extent practicable regarding such responsive disclosure.

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

         Section 8.04. Notices. Any notice or other communication shall be in writing and shall be deemed to have been given or made on the date of delivery, in the case of hand delivery, or three (3) business days after deposit in the United States Registered Mail, postage prepaid, or upon receipt if transmitted by facsimile telecopy or any other means, addressed (in any case) as follows:

       (a) if to FBA:              Special Committee of the Board of Directors
                                   First Banks America, Inc.
                                   c/o Albert M. Lavezzo
                                   Favaro, Lavezzo, Gill Caretti & Heppell
                                   300 Tuolumne Street, Suite A
                                   Vallejo, California 94590
                                   Facsimile: (707) 552-8913

                                   and

                                   First Banks America, Inc.
                                   Attention: Frank Sanfilippo
                                   Chief Financial Officer
                                   11901 Olive Boulevard
                                   Creve Coeur, Missouri 63141
                                   Facsimile: (314) 567-8769

       with a copy to:             James S. Ryan
                                   Jackson Walker LLP
                                   901 Main Street, Suite 6000
                                   Dallas, Texas 75202
                                   Facsimile: (214) 953-5736

       (b) if to Redwood:          Redwood Bank
                                   Attention:  Terrance M. McCarthy, President
                                   735 Montgomery Street
                                   San Francisco, California 94111

       (c) if to First Banks or First Bank & Trust:

                                   First Banks, Inc.
                                   Attention: Allen H. Blake, President
                                   11701 Olive Boulevard
                                   Creve Coeur, Missouri 63141
                                   Facsimile: (314) 995-8769

       with a copy to:             John S. Daniels
                                   Attorney at Law
                                   7502 Greenville Avenue, Suite 500
                                   Dallas, Texas 75231
                                   Facsimile: (214) 890-4003

or to such other address as any party may from time to time designate by notice to the others.

         Section 8.05. Nonsurvival of Representations, Warranties and Agreements. No representation, warranty or agreement contained in this Agreement shall survive the Closing Date, and, except for the provisions of Sections 7.07, 8.01, 8.03 and 8.06 hereof, no provisions hereof shall survive the earlier termination of this Agreement.

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

         Section 8.13. Governing Law. This Agreement shall be governed by the laws of the State of California and any applicable federal laws and regulations.

         IN WITNESS WHEREOF, the parties have caused this Agreement to be signed by their respective officers thereunto duly authorized, all as of the date first written above.


                                            FIRST BANKS AMERICA, INC.



                                            By: /s/Frank H. Sanfilippo
                                            ----------------------------
                                            Its: Chief Financial Officer


                                            REDWOOD BANK



                                            By: /s/Terrance M. McCarthy
                                            ----------------------------
                                            Its: President


                                            FIRST BANKS, INC.



                                            By: /s/Allen H. Blake
                                            ----------------------------
                                            Its: President


                                            FIRST BANK & TRUST



                                            By: /s/Allen H. Blake
                                            ----------------------------
                                            Its:  Vice Pesident

                                    EXHIBIT A

                               AGREEMENT OF MERGER


         This Agreement of Merger is entered into between First Bank & Trust, a California corporation ("Merging Corporation"), and Redwood Bank, a California corporation ("Surviving Corporation").

         1.    Merging Corporation shall be merged into Surviving Corporation.

         2.    The outstanding shares of  Surviving  Corporation  shall   remain
outstanding and shall not be affected by the merger.

         3. Each outstanding share of Merging Corporation shall be converted into the right to receive shares of common stock, par value $.15 per share, of First Banks America, Inc., a Delaware corporation which is the parent of Surviving Corporation; provided, however, that FBA shall pay cash in lieu of fractional shares, if any, that would otherwise be issued.

         4. Until amended in accordance with applicable law, the Articles of Incorporation and Bylaws of Surviving Corporation remain the same as those of the Surviving Corporation immediately prior to the merger.

         5. The effect of the merger shall be as prescribed by law; the effective date of the merger shall be at the time when a copy of this Agreement, certified by the Secretary of State of the State of California, is filed with the Commissioner of Financial Institutions of the State of California pursuant to Section 4887(b) of the California Financial Code.

         In Witness Whereof, the parties have executed this Agreement as of ________ __, 2000.


FIRST BANK & TRUST                                  REDWOOD BANK



President                                           President



Secretary                                           Secretary