Form 10-Q
period 2000-09-30
FIRST BANKS AMERICA INC
filed 2000-11-13
CIK 310979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 (Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

                       Yes    X              No
                           --------             ----------


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                         Shares outstanding
                    Class                               at October 27, 2000
                    -----                              ---------------------

    Common Stock, $0.15 par value                           3,079,934
    Class B Common Stock, $0.15 par value                   2,500,000

                            FIRST BANKS AMERICA, INC.

                                TABLE OF CONTENTS





                                                                                                             Page

PART I.         FINANCIAL INFORMATION

  ITEM 1.       FINANCIAL STATEMENTS - (UNAUDITED):

                CONSOLIDATED BALANCE SHEETS.........................................................           1

                CONSOLIDATED STATEMENTS OF INCOME...................................................           3

                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    AND COMPREHENSIVE INCOME........................................................           4

                CONSOLIDATED STATEMENTS OF CASH FLOWS...............................................           5

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................................           6

  ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.......................................................          12

  ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................          22

PART II.        OTHER INFORMATION

  ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K....................................................          23

SIGNATURES..........................................................................................          24

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                            FIRST BANKS AMERICA, INC.

                    CONSOLIDATED BALANCE SHEETS - (UNAUDITED)
             (dollars expressed in thousands, except per share data)



                                                                                        September 30,  December 31,
                                                                                            2000           1999
                                                                                            ----           ----

                                      ASSETS
                                      ------

Cash and cash equivalents:
    Cash and due from banks...........................................................  $    40,429       35,644
    Interest-bearing deposits with other financial institutions
       with maturities of three months or less........................................        1,262          122
    Federal funds sold................................................................       57,200        8,800
                                                                                        -----------    ---------
         Total cash and cash equivalents..............................................       98,891       44,566
                                                                                        -----------    ---------

Investment securities:
    Available for sale, at fair value.................................................       92,323       90,658
    Held to maturity, at amortized cost (fair value of  $1,757
       at September 30, 2000 and December 31, 1999)...................................        1,856        1,880
                                                                                        -----------    ---------
         Total investment securities..................................................       94,179       92,538
                                                                                        -----------    ---------
Loans:
    Commercial and financial..........................................................      253,578      216,780
    Real estate construction and development..........................................      219,455      204,832
    Real estate mortgage..............................................................      319,174      272,700
    Consumer and installment..........................................................       28,774       40,514
                                                                                        -----------    ---------
         Total loans..................................................................      820,981      734,826
    Unearned discount.................................................................       (2,760)      (2,563)
    Allowance for loan losses.........................................................      (17,179)     (14,611)
                                                                                        -----------    ---------
         Net loans....................................................................      801,042      717,652
                                                                                        -----------    ---------

Bank premises and equipment, net of accumulated depreciation..........................       13,597       13,261
Intangibles associated with the purchase of subsidiaries..............................       21,082       16,579
Accrued interest receivable...........................................................        7,607        6,244
Deferred tax assets...................................................................       15,022       11,125
Other assets..........................................................................       19,167       18,742
                                                                                        -----------    ---------
         Total assets.................................................................  $ 1,070,587      920,707
                                                                                        ===========    =========



The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST BANKS AMERICA, INC.

              CONSOLIDATED BALANCE SHEETS, CONTINUED - (UNAUDITED)
             (dollars expressed in thousands, except per share data)



                                                                                        September 30,  December 31,
                                                                                            2000           1999
                                                                                            ----           ----

                                    LIABILITIES
                                    -----------

Deposits:
    Demand:
      Non-interest-bearing............................................................  $   152,840      128,137
      Interest-bearing................................................................       85,038       74,858
    Savings...........................................................................      274,348      242,543
    Time deposits:
      Time deposits of $100 or more...................................................      120,568       94,967
      Other time deposits.............................................................      287,647      239,518
                                                                                        -----------    ---------
         Total deposits...............................................................      920,441      780,023

Short-term borrowings.................................................................       10,797       14,940
Accrued interest payable..............................................................        3,991        1,989
Deferred tax liabilities..............................................................        2,268        2,043
Accrued expenses and other liabilities................................................        6,892        4,995
                                                                                        -----------    ---------
         Total liabilities............................................................      944,389      803,990
                                                                                        -----------    ---------

Guaranteed preferred beneficial interest in First Banks
    America, Inc. subordinated debentures.............................................       44,264       44,218
                                                                                        -----------    ---------

                               STOCKHOLDERS' EQUITY
                               --------------------

Common stock:
    Common stock, $0.15 par value; 6,666,666 shares authorized;
      3,883,363 shares and 3,874,697 shares issued
      at September 30, 2000 and December 31, 1999, respectively.......................          583          581
    Class B common stock, $0.15 par value; 4,000,000 shares
      authorized; 2,500,000 shares issued and outstanding.............................          375          375
Capital surplus.......................................................................       69,820       69,760
Retained earnings since elimination of accumulated deficit
    effective December 31, 1994.......................................................       24,537       15,163
Common treasury stock, at cost; 795,429 shares and 724,396 shares
    at September 30, 2000 and December 31, 1999, respectively.........................      (12,633)     (11,369)
Accumulated other comprehensive loss..................................................         (748)      (2,011)
                                                                                         ----------    ---------
         Total stockholders' equity...................................................       81,934       72,499
                                                                                        -----------    ---------
         Total liabilities and stockholders' equity...................................  $ 1,070,587      920,707
                                                                                        ===========    =========

                            FIRST BANKS AMERICA, INC.

                 CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
             (dollars expressed in thousands, except per share data)


                                                                                 Three months ended       Nine months ended
                                                                                    September 30,           September 30,
                                                                              -----------------------   -------------------
                                                                                  2000          1999       2000       1999
                                                                                  ----          ----       ----       ----

Interest income:
    Interest and fees on loans..............................................  $  20,156       16,268      57,715     44,852
    Investment securities...................................................      1,716        1,434       5,137      4,862
    Federal funds sold and other............................................      1,226          326       2,581        550
                                                                              ---------      -------     -------    -------
         Total interest income..............................................     23,098       18,028      65,433     50,264
                                                                              ---------      -------     -------    -------
Interest expense:
    Deposits:
      Interest-bearing demand...............................................        335          304         995        857
      Savings...............................................................      2,795        2,137       7,699      6,086
      Time deposits of $100 or more.........................................      2,289          969       4,359      2,609
      Other time deposits...................................................      3,670        3,093      11,982      8,493
    Promissory note payable and short-term borrowings.......................        179          137         600        603
                                                                              ---------      -------     -------    -------
         Total interest expense.............................................      9,268        6,640      25,635     18,648
                                                                              ---------      -------     -------    -------
         Net interest income................................................     13,830       11,388      39,798     31,616
Provision for loan losses...................................................        320           90       1,032        303
                                                                              ---------      -------     -------    -------
         Net interest income after provision for loan losses................     13,510       11,298      38,766     31,313
                                                                              ---------      -------     -------    -------
Noninterest income:
    Service charges on deposit accounts and customer service fees...........        986          752       2,824      2,382
    (Loss) gain on sales of securities, net.................................       (179)          --        (356)       174
    Other income............................................................      1,070          417       2,037      1,272
                                                                              ---------      -------     -------    -------
         Total noninterest income...........................................      1,877        1,169       4,505      3,828
                                                                              ---------      -------     -------    -------
Noninterest expense:
    Salaries and employee benefits..........................................      3,129        2,846       9,790      8,048
    Occupancy, net of rental income.........................................        888          777       2,507      2,138
    Furniture and equipment.................................................        419          446       1,404      1,294
    Advertising and business development....................................        119          233         355        396
    Postage, printing and supplies..........................................        188          213         581        600
    Data processing fees....................................................      1,075          842       3,026      2,398
    Legal, examination and professional fees................................      1,384        1,204       3,860      3,451
    Communications..........................................................        110          183         370        483
    Gain on sales of other real estate, net of expenses.....................         --         (333)        (33)      (326)
    Amortization of intangibles associated with the purchase
      of subsidiaries.......................................................        402          322       1,047        830
    Guaranteed preferred debentures.........................................        974          993       2,945      2,979
    Other...................................................................        808          653       2,219      2,277
                                                                              ---------      -------     -------    -------
         Total noninterest expense..........................................      9,496        8,379      28,071     24,568
                                                                              ---------      -------     -------    -------
         Income before provision for income tax expense.....................      5,891        4,088      15,200     10,573
Provision for income tax expense............................................      2,414        1,699       5,826      4,494
                                                                              ---------      -------     -------    -------
         Net income.........................................................  $   3,477        2,389       9,374      6,079
                                                                              =========      =======     =======    =======

Earnings per common share:
    Basic...................................................................  $    0.62         0.42        1.67       1.06
    Diluted.................................................................       0.62         0.42        1.67       1.06
                                                                              =========      =======     =======    =======

Weighted average common stock outstanding (in thousands)....................      5,588        5,707       5,604      5,713
                                                                              =========      =======     =======    =======

The accompanying notes are an integral part of the consolidated financial statements.


                            FIRST BANKS AMERICA, INC.

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME - (UNAUDITED)
      Nine months ended September 30, 2000 and 1999 and three months ended December 31, 1999
                     (dollars expressed in thousands, except per share data)

                                                                                                              Accu-
                                                                                                             mulated
                                                                                                              other
                                                                                                             compre-    Total
                                                   Class B               Compre-                Common       hensive   stock-
                                         Common    common    Capital     hensive   Retained    treasury      income   holders'
                                          stock     stock    surplus     income    earnings      stock       (loss)    equity
                                          -----     -----    -------     ------    --------      -----       ------    ------

Consolidated balances,
   December 31, 1998....................  $ 581     375     68,743                  5,693     (10,088)      541       65,845
Nine months ended September 30, 1999:
   Comprehensive income:
    Net income..........................     --      --         --        6,079     6,079          --        --        6,079
    Other comprehensive income, net of tax -
      unrealized losses on securities, net
      of reclassification adjustment (1)     --      --         --       (1,836)       --          --    (1,836)      (1,836)
                                                                         ------
    Comprehensive income................                                  4,243
                                                                         ======
   Reduction of deferred tax asset
      valuation allowance...............     --      --        654                     --          --        --          654
   Compensation paid in stock...........     --      --         36                     --          --        --           36
   Repurchases of common stock..........     --      --         --                     --        (443)       --         (443)
                                          -----     ---     ------                 ------     -------    ------       ------
Consolidated balances,
   September 30, 1999...................    581     375     69,433                 11,772     (10,531)   (1,295)      70,335
Three months ended December 31, 1999:
   Comprehensive income:
    Net income..........................     --      --         --        3,391     3,391          --        --        3,391
    Other comprehensive income, net of tax -
      unrealized losses on securities, net
      of reclassification adjustment (1)     --      --         --         (716)       --          --      (716)        (716)
                                                                          -----
    Comprehensive income................                                  2,675
                                                                          =====
   Reduction of deferred tax asset
      valuation allowance...............     --      --        327                     --          --        --          327
   Repurchases of common stock..........     --      --         --                     --        (838)       --         (838)
                                          -----     ---     ------                 ------     -------    ------       ------
Consolidated balances,
   December 31, 1999....................    581     375     69,760                 15,163     (11,369)   (2,011)      72,499
Nine months ended September 30, 2000:
  Comprehensive income:
    Net income..........................     --      --         --        9,374     9,374          --        --        9,374
    Other comprehensive income, net of tax -
      unrealized gains on securities, net
      of reclassification adjustment (1)     --      --         --        1,263        --          --     1,263        1,263
                                                                         ------
    Comprehensive income................                                 10,637
                                                                         ======
   Compensation paid in stock...........      1      --         36                     --          --        --           37
   Exercise of stock options............      1      --         24                     --          --        --           25
   Repurchases of common stock..........     --      --         --                     --      (1,264)       --       (1,264)
                                          -----     ---     ------                 ------     -------    ------       ------
Consolidated balances,
   September 30, 2000...................  $ 583     375     69,820                 24,537     (12,633)     (748)      81,934
                                          =====     ===     ======                 ======     =======    ======       ======

(1)      Disclosure of reclassification adjustment:
                                                                     Three months ended   Nine months ended Three months ended
                                                                        September 30,       September 30,      December 31,
                                                                       ---------------    ----------------
                                                                         2000     1999      2000      1999         1999
                                                                         ----     ----      ----      ----         ----
    Unrealized gains (losses) arising during the period..............  $  820     (153)    1,032    (1,723)        (716)
    Less reclassification adjustment for (losses)
       gains included in net income.................................     (116)      --      (231)      113           --
                                                                       ------    -----    ------    ------        -----

    Unrealized gains (losses) on investment securities...............  $  936     (153)    1,263    (1,836)        (716)
                                                                       ======    =====    ======    ======        =====

The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST BANKS AMERICA, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                        (dollars expressed in thousands)


                                                                                                Nine months ended
                                                                                                  September 30,
                                                                                                  -------------
                                                                                                2000          1999
                                                                                                ----          ----

Cash flows from operating activities:
    Net income............................................................................   $    9,374        6,079
    Adjustments to reconcile net income to cash provided by operating activities:
        Depreciation, amortization and accretion, net.....................................        1,904        1,498,
        Provision for loan losses.........................................................        1,032          303
        Provision for income tax expense..................................................        5,826        4,494
        Payments of income taxes..........................................................       (3,692)        (834)
        Loss (gain) on sales of securities, net...........................................          356         (174)
        Increase in accrued interest receivable...........................................         (697)        (147)
        Interest accrued on liabilities...................................................       25,635       18,648
        Payments of interest on liabilities...............................................      (24,147)     (18,441)
        Other operating activities, net...................................................          175       (7,280)
                                                                                             ----------    ---------
              Net cash provided by operating activities...................................       15,766        4,146
                                                                                             ----------    ---------

Cash flows from investing activities:
    Cash paid for acquired entities, net of cash and cash equivalents received............       (2,709)     (17,244)
    Proceeds from sales of investment securities available for sale.......................        6,512       30,260
    Maturities of investment securities available for sale................................       72,203       74,298
    Maturities of investment securities held to maturity..................................           22          126
    Purchases of investment securities available for sale.................................      (46,175)     (52,304)
    Net increase in loans.................................................................      (49,518)     (58,749)
    Recoveries of loans previously charged-off............................................        1,558        1,830
    Purchases of bank premises and equipment..............................................       (1,570)        (481)
    Proceeds from sales of other real estate..............................................          168          618
    Other investing activities, net.......................................................         (521)        (464)
                                                                                             ----------    ---------
              Net cash used in investing activities.......................................      (20,030)     (22,110)
                                                                                             ----------    ---------

Cash flows from financing activities:
    Other increases (decreases) in deposits:
      Demand and savings deposits.........................................................       22,057         (940)
      Time deposits.......................................................................       41,914       13,592
    (Decrease) increase in federal funds purchased........................................      (11,000)       4,000
    Increase (decrease) in securities sold under agreements to repurchase.................        6,857         (897)
    Exercise of stock options.............................................................           25           --
    Repurchases of common stock for treasury..............................................       (1,264)        (443)
                                                                                             ----------    ---------
              Net cash provided by financing activities...................................       58,589       15,312
                                                                                             ----------    ---------
              Net increase (decrease) in cash and cash equivalents........................       54,325       (2,652)
Cash and cash equivalents, beginning of period............................................       44,566       46,313
                                                                                             ----------    ---------
Cash and cash equivalents, end of period..................................................   $   98,891       43,661
                                                                                             ==========    =========

Noncash investing and financing activities:
    Loans exchanged for and transferred to available-for-sale investment securities......         3,594           --
    Loans transferred to other real estate...............................................            75        1,014
    Reduction of deferred tax asset valuation allowance..................................            --          654
    Compensation paid in stock...........................................................            37           36
                                                                                             ==========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST BANKS AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

         The accompanying consolidated financial statements of First Banks America, Inc. and subsidiaries (FBA or the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 1999 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and conform to predominant practices within the banking industry. Management of FBA has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

         The consolidated financial statements include the accounts of the parent company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 1999 amounts have been made to conform with the 2000 presentation.

         FBA is majority owned by First Banks, Inc., St. Louis, Missouri (First Banks). Accordingly, First Banks has effective control over the management and policies of FBA and the election of its directors. At September 30, 2000 and December 31, 1999, First Banks' ownership interest in FBA was 84.30% and 83.37%, respectively.

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

         On June 27, 2000, FBA and Commercial Bank of San Francisco  (Commercial
Bank) executed a definitive agreement providing for the acquisition of Commercial Bank, San Francisco, California, by FBA. Under the terms of the agreement, the shareholders of Commercial Bank will receive $17.75 per share in cash, or a total of approximately $25.8 million. Commercial Bank operates one branch office in the San Francisco financial district. At September 30, 2000, Commercial Bank had $155.5 million in total assets, $98.6 million in loans, net of unearned discount, $46.0 million in investment securities and $111.7 million in deposits. FBA completed this transaction on October 31, 2000.

         On June 29, 2000, FBA and First Banks executed a definitive agreement providing for the acquisition of First Banks' wholly owned subsidiary, First Bank & Trust, headquartered in Newport Beach, California (FB&T), by FBA. Under the terms of the agreement, First Banks will exchange all of the outstanding stock of FB&T for approximately 6.5 million shares of common stock of FBA, which will increase First Banks' ownership percentage of FBA to approximately 92.76%. This transaction and related internal reorganizations will allow FBA and First Banks to merge their Texas and California interests. FB&T operates 27 banking locations in the counties of Los Angeles, Orange, Ventura and Santa Barbara, California as well as branches in San Jose and Walnut Creek, in Northern California. At September 30, 2000, FB&T had $1.1 billion in total assets, $856.5 million in loans, net of unearned discount, $104.4 million in investment securities and $972.3 million in deposits. FBA completed this transaction on October 31, 2000.

         On August 23,  2000,  FBA and  Millennium  Bank  executed a  definitive agreement providing for the acquisition of Millennium Bank, San Francisco, California, by FBA. Under the terms of the agreement, the shareholders of
Millennium Bank will receive $8.10 per share in cash, or a total of approximately $20.7 million. Millennium Bank has one office in the San Francisco financial district and one office in Oakland, California. At September 30, 2000, Millennium Bank had $110.4 million in total assets, $76.6 million in loans, net of unearned discount, $28.4 million in investment securities and $97.6 million in deposits. FBA expects this transaction, which is subject to regulatory approvals, will be completed during or before the first quarter of 2001.

         On September 22, 2000, FBA executed a definitive agreement to acquire The San Francisco Company and its wholly-owned banking subsidiary, Bank of San Francisco. Under the terms of this agreement, the shareholders of The San Francisco Company will receive $1.95 per share in cash, or a total of approximately $63.0 million. Bank of San Francisco has one office in the San Francisco financial district. At September 30, 2000, Bank of San Francisco had $191.8 million in total assets, $105.1 million in loans, net of unearned discount, $38.9 million in investment securities and $142.3 million in deposits. FBA expects this transaction, which is subject to regulatory approvals and other conditions, will be completed during or before the first quarter of 2001.

         The following unaudited pro forma combined condensed results of operations for the nine months ended September 30, 2000 and 1999, and for the year ended December 31, 1999, have been prepared to reflect the effects on the historical results of FBA of the acquisition of FB&T as described above. The acquisition will be accounted for as a combination of entities under common control. Therefore, the unaudited pro forma combined condensed results of operations give retroactive effect to the transaction and are presented as if the combining entities had been consolidated for all periods presented. The pro forma results of operations set forth below are unaudited and not necessarily indicative of the results that will occur in the future.

                                                                                  Nine months ended           Year ended
                                                                                    September 30,            December 31,
                                                                                ---------------------    ------------------
                                                                                  2000          1999             1999
                                                                                  ----          ----             ----
                                                                                     (dollars expressed in thousands,
                                                                                          except per share data)

       Net interest income..................................................    $76,038       57,517            81,481
                                                                                =======      =======          ========

       Net income...........................................................    $19,896       10,612            17,599
                                                                                =======      =======          ========

       Earnings per share:
         Basic..............................................................    $  1.64         0.87              1.44
         Diluted............................................................       1.64         0.87              1.44
                                                                                =======      =======          ========

(3)      EARNINGS PER COMMON SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for the periods indicated:

                                                                                 Income        Shares     Per share
                                                                              (numerator)   (denominator)   amount
                                                                              -----------   -------------   ------
                                                                     (dollars expressed in thousands, except per share data)

         Three months ended September 30, 2000:
              Basic EPS-- income available to common stockholders..........     $3,477         5,588        $ 0.62
                                                                                                            ======
              Effect of dilutive securities-- stock options................         --            --
                                                                                ------        ------
              Diluted EPS-- income available to common stockholders........     $3,477         5,588        $ 0.62
                                                                                ======        ======        ======

         Three months ended September 30, 1999:
              Basic EPS-- income available to common stockholders..........     $2,389         5,707        $ 0.42
                                                                                                            ======
              Effect of dilutive securities-- stock options................         --             5
                                                                                ------        ------
              Diluted EPS-- income available to common stockholders........     $2,389         5,712        $ 0.42
                                                                                ======        ======        ======

         Nine months ended September 30, 2000:
              Basic EPS-- income available to common stockholders..........     $9,374         5,604        $ 1.67
                                                                                                            ======
              Effect of dilutive securities-- stock options................         --             2
                                                                                ------        ------
              Diluted EPS-- income available to common stockholders........     $9,374         5,606        $ 1.67
                                                                                ======        ======        ======

         Nine months ended September 30, 1999:
              Basic EPS-- income available to common stockholders..........     $6,079         5,713        $ 1.06
                                                                                                            ======
              Effect of dilutive securities-- stock options................         --             6
                                                                                ------        ------
              Diluted EPS-- income available to common stockholders........     $6,079         5,719        $ 1.06
                                                                                ======        ======        ======



(4)      TRANSACTIONS WITH RELATED PARTIES

         FBA purchases certain services and supplies from or through First Banks, its affiliates and First Services, L.P. FBA's financial position and operating results could significantly differ from those that would be obtained if FBA's relationship with First Banks did not exist. In addition, fees payable to First Banks, its affiliates and First Services, L.P. generally increase as FBA expands through acquisitions and internal growth, reflecting the higher levels of service needed to operate the Subsidiary Banks.

         First Banks provides management services to FBA and its Subsidiary Banks. Management services are provided under management fee agreements whereby FBA compensates First Banks on an hourly basis for its use of personnel for various functions including internal audit, loan review, income tax preparation and assistance, accounting, asset/liability management and investment services, loan servicing and other management and administrative services. Fees paid under these agreements were $900,000 and $2.6 million for the three and nine months ended September 30, 2000, and $737,000 and $2.1 million for the comparable periods in 1999, respectively. The fees paid for management services are at least as favorable as could have been obtained from unaffiliated third parties.

         Because of the affiliation with First Banks and the geographic proximity of certain of their California offices, FBA shares the cost of certain personnel and services with First Banks. This includes the salaries and benefits of certain loan and administrative personnel. The allocation of the shared costs is charged and/or credited under the terms of cost sharing agreements. Because this involves distributing essentially fixed costs over a larger asset base, it allows each bank to receive the benefit of personnel and services at a reduced cost. Fees paid under these agreements were $199,000 and $600,000 for the three and nine months ended September 30, 2000, and $208,000 and $640,000 for the comparable periods in 1999, respectively.

         First Services L.P., a limited partnership indirectly owned by First Banks' Chairman and his adult children, provides data processing services and technological, telecommunication and operational support to FB Texas and FB California under the terms of data processing agreements. Fees paid under these agreements were $1.0 million and $2.7 million for the three and nine months ended September 30, 2000, and $770,000 and $2.2 million for the comparable periods in 1999, respectively. The fees paid for data processing services are at least as favorable as could have been obtained from unaffiliated third parties.

         FBA's Subsidiary Banks had $85.3 million and $88.2 million in whole loans and loan participations outstanding at September 30, 2000 and December 31, 1999, respectively, that were purchased from banks affiliated with First Banks. In addition, FBA's Subsidiary Banks had sold $302.8 million and $302.9 million in whole loans and loan participations to affiliates of First Banks at September 30, 2000 and December 31, 1999, respectively. These loans and loan participations were acquired and sold at interest rates and terms prevailing at the dates of their purchase or sale and under standards and policies followed by FBA's Subsidiary Banks.

         FBA had a $20.0 million revolving Note Payable to First Banks on which the outstanding principal and accrued interest under the Note Payable were due and payable on October 31, 2001. On June 30, 2000, FBA and First Banks renewed this Note Payable, increasing the commitment to $90.0 million and extending the maturity date to June 30, 2005. The borrowings under the Note Payable bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. There were no amounts outstanding under the Note Payable at September 30, 2000 or December 31, 1999. The interest expense incurred by FBA on the Note Payable was $31,000 and $245,000 for the three and nine months ended September 30, 2000.

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

         Quantitative measures established by regulation to ensure capital adequacy require FBA and the Subsidiary Banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of September 30, 2000, FBA and the Subsidiary Banks were each well capitalized under the applicable regulations.

         As of September 30, 2000, the most recent notification from FBA's primary regulator categorized FBA and the Subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, FBA and the Subsidiary Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.

         At September 30, 2000 and December 31, 1999, FBA's and the Subsidiary Banks' required and actual capital ratios were as follows:

                                                                                                     To be well
                                                            Actual               For capital      capitalized under
                                                 ----------------------------
                                                 September 30,   December 31,     adequacy        prompt corrective
                                                     2000           1999          purposes        action provisions
                                                     ----           ----          --------        -----------------

         Total capital (to risk-weighted assets):
             FBA................................     12.61%        13.08%            8.0%               10.0%
             FB Texas...........................     12.12         12.42             8.0                10.0
             FB California......................     11.42         10.81             8.0                10.0
             Redwood Bank.......................     11.44         11.17             8.0                10.0

         Tier 1 capital (to risk-weighted assets):
             FBA................................      9.41%         9.34%            4.0%                6.0%
             FB Texas...........................     10.86         11.17             4.0                 6.0
             FB California......................     10.16          9.56             4.0                 6.0
             Redwood Bank.......................     10.19         10.15             4.0                 6.0

         Tier 1 capital (to average assets):
             FBA................................      8.48%         8.94%            3.0%                5.0%
             FB Texas...........................     10.20         10.39             3.0                 5.0
             FB California......................      9.31          9.95             3.0                 5.0
             Redwood Bank.......................      8.31          8.48             3.0                 5.0

(6)      BUSINESS SEGMENT RESULTS

         FBA's business segments are its Subsidiary Banks. The reportable business segments are consistent with the management structure of FBA and the Subsidiary Banks, the internal reporting system that monitors performance and, in all material respects, generally accepted accounting principles and practices predominant in the banking industry.

         Through the respective branch networks, the Subsidiary Banks provide similar products and services in their defined geographic areas. The products and services offered include a broad range of commercial and personal banking services, including certificates of deposit, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial and financial, commercial and residential real estate, real estate construction and development, trade finance and consumer loans. Other financial services include mortgage banking, credit and debit cards, brokerage services, credit-related insurance, automatic teller machines, telephone account access, safe deposit boxes, trust and private banking services and cash management services. The revenues generated by each business segment consist primarily of interest income, generated from the loan and investment security portfolios, and service charges and fees, generated from the deposit products and services. The products and services are offered to customers primarily within their respective geographic areas, with the exception of loan participations executed between the Subsidiary Banks and other banks affiliated with First Banks.

         The business segment results are summarized as follows:


                                                                FB California (1)                   Redwood Bank (2)
                                                        ----------------------------           --------------------------
                                                         September 30, December 31,            September 30,  December 31,
                                                             2000          1999                    2000           1999
                                                             ----          ----                    ----           ----
                                                                        (dollars expressed in thousands)

Balance sheet information:

Investment securities................................     $ 46,443            20,743               17,707          37,539
Loans, net of unearned discount......................      448,197           379,632              140,858         138,902
Total assets.........................................      575,488           431,838              193,393         199,988
Deposits.............................................      499,179           367,563              166,992         173,703
Stockholders' equity.................................       64,578            47,990               24,115          24,275
                                                          ========         =========            =========       =========


                                                               FB California (1)                     Redwood Bank (2)
                                                        ----------------------------            -------------------------
                                                              Three months ended                    Three months ended
                                                                 September 30,                         September 30,
                                                        ----------------------------            -------------------------
                                                            2000              1999                2000             1999
                                                            ----              ----                ----             ----
                                                                        (dollars expressed in thousands)

Income statement information:

Interest income......................................     $ 12,704             8,582                4,252           3,866
Interest expense.....................................        4,936             3,050                1,724           1,447
                                                          --------         ---------            ---------       ---------
       Net interest income...........................        7,768             5,532                2,528           2,419
Provision for loan losses............................           15                15                  150              60
                                                          --------         ---------            ---------       ---------
       Net interest income after
         provision for loan losses...................        7,753             5,517                2,378           2,359
                                                          --------         ---------            ---------       ---------
Noninterest income...................................        1,499               934                  (71)            122
Noninterest expense..................................        4,381             3,785                1,379           1,496
                                                          --------         ---------            ---------       ---------
       Income (loss) before provision (benefit)
         for income tax expense......................        4,871             2,666                  928             985
Provision (benefit) for income tax expense...........        1,897             1,089                  491             443
                                                          --------         ---------            ---------      ----------
       Net income (loss).............................     $  2,974             1,577                  437             542
                                                          ========         =========            =========      ==========


                                                               FB California (1)                     Redwood Bank (2)
                                                          --------------------------            -------------------------
                                                               Nine months ended                     Nine months ended
                                                                 September 30,                         September 30,
                                                          --------------------------            -------------------------
                                                           2000               1999                2000              1999
                                                           ----               ----                ----              ----
                                                                        (dollars expressed in thousands)

Income statement information:

Interest income......................................     $ 35,325            24,714               12,136           8,796
Interest expense.....................................       13,285             9,125                4,832           3,282
                                                          --------         ---------            ---------       ---------
       Net interest income...........................       22,040            15,589                7,304           5,514
Provision for loan losses............................          150                95                  432             133
                                                          --------         ---------            ---------       ---------
       Net interest income after
         provision for loan losses...................       21,890            15,494                6,872           5,381
                                                          --------         ---------            ---------       ---------
Noninterest income...................................        3,222             2,358                 (120)            325
Noninterest expense..................................       13,663            11,410                4,312           3,403
                                                          --------         ---------            ---------       ---------
       Income (loss) before provision (benefit)
         for income tax expense......................       11,449             6,442                2,440           2,303
Provision (benefit) for income tax expense...........        4,474             2,742                1,292           1,087
                                                          --------         ---------            ---------      ----------
       Net income (loss).............................     $  6,975             3,700                1,148           1,216
                                                          ========         =========            =========      ==========
-----------------
(1) Lippo Bank was  acquired  by FBA on February  29,  2000 and merged into FB California  on May 31,  2000.
(2) Redwood  Bank was acquired by FBA on March 4, 1999.
(3) Corporate  and   other  includes  $633,000  and  $1.9  million of guaranteed preferred  debentures  expense,  after  applicable income tax benefit of $341,000 and $1.0 million, for the three and nine months ended September 30, 2000, and  $645,000 and $1.9
    million of   guaranteed  preferred  debentures expense,  after  applicable income tax benefit of $348,000 and $1.0 million, for the comparable  periods in 1999, respectively.



                  FB Texas                          Corporate and other (3)                      Consolidated total
         -----------------------------          -------------------------------           -------------------------------
          September 30,  December 31,           September 30,      December 31,            September 30,     December 31,
             2000            1999                   2000               1999                    2000              1999
             ----            ----                   ----               ----                    ----              ----
                                         (dollars expressed in thousands)



            25,703           30,439                    4,326             3,817                   94,179           92,538
           229,150          213,731                       16                (2)                 818,221          732,263
           292,890          278,988                    8,816             9,893                1,070,587          920,707
           254,271          244,248                       (1)           (5,491)                 920,441          780,023
            30,097           30,338                  (36,856)          (30,104)                  81,934           72,499
        ==========        =========                =========          ========               ==========        =========




                  FB Texas                           Corporate and other (3)                      Consolidated total
        ------------------------------           -------------------------------             ----------------------------
             Three months ended                        Three months ended                         Three months ended
                September 30,                             September 30,                              September 30,
        ------------------------------           -------------------------------             ----------------------------
           2000              1999                   2000                 1999                  2000                 1999
           ----              ----                   ----                 ----                  ----                 ----
                                         (dollars expressed in thousands)



             6,044            5,500                       98                80                   23,098           18,028
             2,575            2,185                       33               (42)                   9,268            6,640
        ----------        ---------                ---------          --------               ----------         --------
             3,469            3,315                       65               122                   13,830           11,388
               155               15                       --                --                      320               90
        ----------        ---------                ---------          --------               ----------         --------

             3,314            3,300                       65               122                   13,510           11,298
        ----------        ---------                ---------          --------               ----------         --------
               459              504                      (10)             (391)                   1,877            1,169
             2,155            2,367                    1,581               731                    9,496            8,379
        ----------        ---------                ---------          --------               ----------         --------

             1,618            1,437                   (1,526)           (1,000)                   5,891            4,088
               546              492                     (520)             (325)                   2,414            1,699
        ----------        ---------                ---------          --------               ----------         --------
             1,072              945                   (1,006)             (675)                   3,477            2,389
        ==========        =========                =========          ========               ==========         ========



                 FB Texas                            Corporate and other (3)                      Consolidated total
        ---------------------------              -------------------------------             ----------------------------
             Nine months ended                          Nine months ended                          Nine months ended
               September 30,                              September 30,                              September 30,
        ---------------------------              -------------------------------             ----------------------------
           2000              1999                   2000                 1999                  2000                 1999
           ----              ----                   ----                 ----                  ----                 ----
                                         (dollars expressed in thousands)

            17,702           16,523                      270               231                   65,433           50,264
             7,295            6,510                      223              (269)                  25,635           18,648
        ----------        ---------                ---------          --------               ----------         --------
            10,407           10,013                       47               500                   39,798           31,616
               450               75                       --                --                    1,032              303
        ----------        ---------                ---------          --------               ----------         --------

             9,957            9,938                       47               500                   38,766           31,313
        ----------        ---------                ---------          --------               ----------         --------
             1,445            1,560                      (42)             (415)                   4,505            3,828
             6,460            6,877                    3,636             2,878                   28,071           24,568
        ----------        ---------                ---------          --------               ----------         --------

             4,942            4,621                   (3,631)           (2,793)                  15,200           10,573
             1,703            1,588                   (1,643)             (923)                   5,826            4,494
        ----------        ---------                ---------          --------               ----------         --------
             3,239            3,033                   (1,988)           (1,870)                   9,374            6,079
        ==========        =========                =========          ========               ==========         ========


      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The discussion set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to our financial condition, results of operations and business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to fluctuations in interest rates and in the economy; the impact of laws and regulations applicable to us and changes therein; competitive conditions in the markets in which we conduct our operations, including competition from banking and non-banking companies with substantially greater resources than us, some of which may offer and develop products and services not offered by us; our ability to control the composition of our loan portfolio without adversely affecting interest income; and our ability to respond to changes in technology. With regard to our efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include the potential for higher than acceptable operating costs arising from the geographic dispersion of our offices, as compared with competitors operating solely in contiguous markets; the competition of larger acquirers with greater resources than us; fluctuations in the prices at which acquisition targets may be available for sale and in the market for our securities; and the potential for difficulty or unanticipated costs in realizing the benefits of particular acquisition transactions. Readers of the Form 10-Q should therefore not place undue reliance on forward-looking statements.

                                     General

         We are a bank holding company incorporated in Delaware and headquartered in St. Louis County, Missouri. Through the operation of our subsidiaries, we offer a broad array of financial services to consumer and commercial customers. We currently operate banking subsidiaries in California and Texas. At September 30, 2000, we had $1.07 billion in total assets, $818.2 million in total loans, net of unearned discount, $920.4 million in total deposits and $81.9 million in total stockholders' equity. We operate through three wholly owned bank subsidiaries as follows:

                                                                                               Loans, net of
                                                             Number of        Total              unearned                  Total
           Name                  Headquarters                locations        assets             discount                deposits
           ----                  ------------                ---------        ------             --------                --------
                                                                                      (dollars expressed in thousands)

First Bank of California      Sacramento, California             13         $ 575,488            448,197                  499,179
First Bank Texas N.A.         Houston, Texas                      6           292,890            229,150                  254,271
Redwood Bank                  San Francisco, California           4           193,393            140,858                  166,992
                                                                ===         =========            =======                  =======


         We offer a broad range of commercial and personal banking services, including certificate of deposit accounts, individual retirement and other time deposit accounts, checking and other demand deposit accounts, interest checking accounts, savings accounts and money market accounts. Loans include commercial and financial, commercial and residential real estate, real estate construction and development, trade finance and consumer loans. Other financial services include mortgage banking, credit and debit cards, brokerage services, credit-related insurance, automatic teller machines, telephone banking, safe deposit boxes, trust and private banking services and cash management services.

         We centralize overall corporate policies, procedural and administrative functions, and operational support functions for our subsidiary banks. Primary responsibility for managing our subsidiary banks remains with the officers and directors.

                               Financial Condition

         Our total assets were $1.07 billion and $920.7 million at September 30, 2000 and December 31, 1999, respectively. The increase in total assets is primarily attributable to our acquisition of Lippo Bank, which provided assets of $85.3 million. Loans, net of unearned discount, excluding the loans acquired from Lippo Bank, increased by $45.0 million, which is further discussed under "--Loans and Allowance for Loan Losses." Offsetting this increase and providing an additional source of funds for continued internal loan growth was a reduction in investment securities of $35.8 million, after consideration of the $37.4 million of investment securities provided by Lippo Bank, to $94.2 million at September 30, 2000. Total deposits, excluding the $76.4 million of deposits provided by the acquisition of Lippo Bank, increased by $64.0 million to $920.4 million at September 30, 2000. The funds generated from the deposit growth were utilized to fund a portion of the loan growth, and the remaining funds were temporarily invested in cash and cash equivalents, resulting in an increase of $48.4 million in federal funds sold to $57.2 million at September 30, 2000. In addition, short-term borrowings decreased by $4.1 million to $10.8 million at September 30, 2000, reflecting an increase of $6.9 million in repurchase agreements offset by a decrease of $11.0 million in federal funds purchased.

         During the nine months ended September 30, 2000, we purchased $1.3 million of our common stock for treasury at an average cost of $17.28 per share. We utilized available cash to fund our repurchases of common stock. In 1998, our Board of Directors authorized a fourth stock repurchase program allowing for the purchase of an additional 5% of common stock for treasury representing approximately 261,418 shares of common stock. At September 30, 2000, we have purchased an aggregate total of 795,429 common shares for treasury and could purchase approximately 21,449 additional shares under the existing 1998 authorization. In addition, on April 28, 2000, our Board of Directors approved a fifth stock repurchase program allowing for the repurchase of an additional 5% of common stock for treasury representing 277,891 shares of common stock.


                              Results of Operations

Net Income

         Net income was $3.5 million, or $0.62 per share on a diluted basis, for the three months ended September 30, 2000, in comparison to $2.4 million, or $0.42 per share on a diluted basis, for the comparable period in 1999. For the nine months ended September 30, 2000 and 1999, net income was $9.4 million, or $1.67 per share on a diluted basis, and $6.1 million, or $1.06 per share on a diluted basis, respectively. The earnings progress was primarily driven by increased net interest income generated from our acquisitions of Redwood Bank and Lippo Bank, increased yields on earning assets, internal loan growth and increased noninterest income as further discussed under "--Noninterest Income." In addition, First Bank of California's net income increased to $3.0 million and $7.0 million for the three and nine months ended September 30, 2000, in comparison to $1.6 million and $3.7 million for the comparable periods in 1999, respectively. This increase is reflective of the progress we have made in the last year in assimilating the cultures of several acquired banks into First Bank of California to create a single effective banking franchise.

         The increase in net interest income for the three and nine months ended September 30, 2000 was partially offset by increased operating expenses and an increase in the provision for loan losses as further discussed under "--Provision for Loan Losses." The increased operating expenses are primarily attributable to the operating expenses of Lippo Bank and Redwood Bank subsequent to their respective acquisition dates, increased salaries and employee benefits expenses, increased data processing fees and increased amortization of intangibles associated with the purchase of subsidiaries.

Net Interest Income

         Net interest income was $13.8 million, or 5.63% of average interest-earning assets, for the three months ended September 30, 2000, in comparison to $11.4 million, or 5.48% of average interest-earning assets, for the comparable period in 1999. For the nine months ended September 30, 2000 and 1999, net interest income was $39.8 million, or 5.64% of average interest-earning assets, and $31.6 million, or 5.47% of average interest-earning assets, respectively. We credit the improved net interest income primarily to the net interest-earning assets provided by our acquisitions of Lippo Bank and Redwood Bank, internal loan growth and increases in the prime lending rate which has resulted in increased yields on interest-earning assets. For the three and nine months ended September 30, 2000, average loans increased by $102.1 million and $130.9 million, respectively. During the period from October 1, 1999 through September 30, 2000, the Board of Governors of the Federal Reserve System increased the discount rate several times, resulting in four increases in the prime rate of interest from 8.25% to 9.50%. This is reflected not only in the rate of interest earned on loans that are indexed to the prime rate, but also in other assets and liabilities which either have variable or adjustable rates, or which matured or repriced during this period. Although the cost of interest-bearing liabilities has also increased, it has been less dramatic than the earnings on interest-earning assets, contributing to an improvement in net interest margins. This is further discussed under "--Interest Rate Risk Management."

         The improved yield earned on our interest-earning assets was partially offset by an increased rate paid on our interest-bearing liabilities. For the three and nine months ended September 30, 2000, the aggregate weighted average rate paid on our deposit portfolio increased to 4.71% and 4.52%, respectively, from 4.03% and 4.04% for the comparable periods in 1999, reflecting increased rates paid by us to provide a funding source for continued loan growth.

         The following table sets forth certain information relating to our average balance sheets, and reflects the average yield earned on interest-bearing assets, the average cost of interest-bearing liabilities and the resulting net interest income for the periods indicated.

                                           Three months ended September 30,                Nine months ended September 30,
                                    ----------------------------------------------   ----------------------------------------------
                                             2000                    1999                    2000                     1999
                                    ----------------------  ----------------------   ---------------------   ----------------------
                                             Interest                Interest                 Interest               Interest
                                    Average  income/ Yield/ Average  income/ Yield/  Average  Income/ Yield/ Average Income/ Yield/
                                    balance  expense rate   balance  expense rate    balance  expense rate   balance expense rate
                                    -------  ------  -----  -------  ------- -----   -------  ------- -----  ------- ------- ------
                                                                       (dollars expressed in thousands)
             Assets
             ------

Interest-earning assets:
   Loans (1)(2)(3)(4)........... $  805,331  20,156 9.96% $703,274  16,268 9.18%$  784,114   57,715 9.83% $653,228  44,852   9.18%
   Investment securities (3)....     96,018   1,716 7.11    94,016   1,434 6.05    102,144    5,137 6.72   104,798   4,862   6.20
   Federal funds sold ..........     74,754   1,213 6.46    25,378     311 4.86     54,812    2,535 6.18    14,490     525   4.84
   Other........................        570      13 9.07     1,274      15 4.67        774       46 7.94       691      25   4.84
                                 ----------  ------       --------  ------      ----------   ------      --------   ------
     Total interest-
        earning assets..........    976,673  23,098 9.41   823,942  18,028 8.68    941,844   65,433 9.28   773,207  50,264   8.69
                                             ------                 ------                   ------                 ------
Nonearning assets...............     94,941                 79,574                  94,095                  79,805
                                 ----------               --------              ----------                --------
     Total assets...............  1,071,614               $903,516              $1,035,939                $853,012
                                 ==========               ========              ==========                ========

Liabilities and Stockholders' Equity
------------------------------------

Interest-bearing liabilities:
   Interest-bearing
     demand deposits............ $   95,639     335 1.39% $ 85,584     304 1.41%$   94,439      995 1.41% $ 81,852     857   1.40%
   Savings deposits.............    265,314   2,795 4.19   233,504   2,137 3.63    254,204    7,699 4.05   223,619   6,086   3.64
   Time deposits................    406,676   5,959 5.83   320,966   4,062 5.02    391,256   16,341 5.58   291,718  11,102   5.09
                                 ----------  ------        -------  ------      ----------   ------       --------  ------
     Total interest-
        bearing deposits            767,629   9,089 4.71   640,054   6,503 4.03    739,899   25,035 4.52   597,189  18,045   4.04
   Promissory notes payable and
    short-term borrowings.......     11,732     179 6.07     8,350     137 6.51     12,891      600 6.22    14,633     603   5.51
                                 ----------  ------        -------  ------      ----------   ------       --------  ------
     Total interest-bearing
        liabilities.............    779,361   9,268 4.73   648,404   6,640 4.06    752,790   25,635 4.55   611,822  18,648   4.08
                                             ------                 ------                   ------                 ------
Noninterest-bearing liabilities:
   Demand deposits..............    152,333                128,781                 145,223                 117,449
   Other liabilities............     59,644                 55,987                  60,420                  55,416
                                 ----------               --------              ----------                --------
     Total liabilities..........    991,338                833,172                 958,433                 784,687
Stockholders' equity............     80,276                 70,344                  77,506                  68,325
                                 ----------               --------              ----------                --------
     Total liabilities and
        stockholders' equity.... $1,071,614               $903,516              $1,035,939                $853,012
                                 ==========               ========              ==========                ========

Net interest income.............             13,830                 11,388                   39,798                 31,616
                                            =======                 ======                   ======                 ======
Interest rate spread............                    4.68                   4.62                     4.73                     4.61
Net interest margin.............                    5.63%                  5.48%                    5.64%                    5.47%
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

Provision for Loan Losses

         The provision for loan losses was $320,000 and $1.0 million for the three and nine months ended September 30, 2000, in comparison to $90,000 and $303,000 for the comparable periods in 1999, respectively. We attribute the increase in the provision for loan losses primarily to continued growth in the loan portfolio, both internal and through acquisitions; increased risk associated with the continued changing composition of our loan portfolio; and an increase in nonperforming assets. Loan charge-offs were $96,000 and $821,000 for the three and nine months ended September 30, 2000, in comparison to $211,000 and $1.0 million for the comparable periods in 1999. For the nine months ended September 30, 2000, loan charge-offs included a charge-off of $457,000 on a single loan purchased from an affiliated bank. Loan recoveries were $388,000 and $1.6 million for the three and nine months ended September 30, 2000, in comparison to $455,000 and $1.8 million for the comparable periods in 1999, reflecting lower charge-off experience in recent years, which reduced the amount of recovery opportunities. Our acquisitions of Lippo Bank, completed on February 29, 2000, and Redwood Bank, completed on March 4, 1999, provided $799,000 and $1.5 million, respectively, in additional allowance for loan losses.

         Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under "--Loans and Allowance for Loan Losses."

Noninterest Income

         Noninterest income was $1.9 million and $4.5 million for the three and nine months ended September 30, 2000, in comparison to $1.2 million and $3.8 million for the comparable periods in 1999, respectively. Noninterest income consists primarily of service charges on deposit accounts and customer service fees and other income.

         Service charges on deposit accounts and customer service fees increased to $986,000 and $2.8 million for the three and nine months ended September 30, 2000, in comparison to $752,000 and $2.4 million for the comparable periods in 1999, respectively. We attribute the increase in service charges to the increase in deposit balances provided by internal growth; our acquisitions of Lippo Bank and Redwood Bank; additional services available and utilized by our expanding base of retail and corporate customers; increased fee income resulting from revisions of customer service charge rates, effective April 1, 1999 and June 1, 2000, and enhanced control of fee waivers; and increased income associated with automatic teller machine services and debit and credit cards.

         Noninterest income for the nine months ended September 30, 2000 also included a net loss on the sale of available-for-sale investment securities of
$356,000, of which $179,000 was recognized during the third quarter, in comparison to a net gain on the sale of available-for-sale investment securities of $174,000 for the nine months ended September 30, 1999. The net loss in 2000 resulted from sales of certain investment securities held by acquired institutions that did not meet our overall investment objectives, whereas the net gain in 1999 resulted from sales of certain investment securities to facilitate the funding of our loan growth.

         Other income was $1.1 million and $2.0 million for the three and nine months ended September 30, 2000, in comparison to $417,000 and $1.3 million for the comparable periods in 1999, respectively. The primary components of the increase are increased income earned on our investment in bank-owned life insurance; earnings associated with our International Banking Division, which was initially acquired in conjunction with our Lippo Bank acquisition and has subsequently been expanded to offer these services to our entire customer base; and, approximately $620,000 relating to the settlement of a loan of an acquired bank that had been fully charged-off prior to the date of acquisition.

Noninterest Expense

         Noninterest expense was $9.5 million and $28.1 million for the three and nine months ended September 30, 2000, in comparison to $8.4 million and $24.6 million for the comparable periods in 1999, respectively. The increase is reflective of: (a) the noninterest expense of Lippo Bank and Redwood Bank subsequent to their respective acquisition dates, including certain nonrecurring expenses associated with those acquisitions; (b) increased salaries and employee benefit expenses; (c) increased data processing fees; (d) increased legal, examination and professional fees; and (e) increased amortization of intangibles associated with the purchase of subsidiaries.

         Salaries and employee benefits were $3.1 million and $9.8 million for the three and nine months ended September 30, 2000, in comparison to $2.8 million and $8.0 million for the comparable periods in 1999, respectively. We attribute the increase to our acquisitions of Lippo Bank and Redwood Bank and to the competitive environment in the employment market that has resulted in a higher demand for limited resources, thus escalating industry salary and employee benefit costs necessary to employ and retain qualified personnel.

         Data processing fees were $1.1 million and $3.0 million for the three and nine months ended September 30, 2000, in comparison to $842,000 and $2.4 million for the comparable periods in 1999, respectively. We attribute the
increased  data  processing  fees  to  growth  and  technological   advancements
consistent with our product and services offerings, and upgrades to technological equipment, networks and communication channels.

         Legal, examination and professional fees were $1.4 million and $3.9 million for the three and nine months ended September 30, 2000, in comparison to $1.2 million and $3.5 million for the comparable periods in 1999, respectively. The increase in these fees is primarily attributable to our expanded utilization of legal and professional services in conjunction with general corporate activities.

         Amortization of intangibles associated with the purchase of subsidiaries was $402,000 and $1.0 million for the three and nine months ended September 30, 2000, in comparison to $322,000 and $830,000 for the comparable periods in 1999, respectively. The increase is attributable to the amortization of the cost in excess of the fair value of the net assets acquired of Lippo Bank and Redwood Bank, which we acquired in February 2000 and March 1999, respectively.

Provision for Income Tax Expense

         Provision for income tax expense was $2.4 million and $5.8 million for the three and nine months ended September 30, 2000, representing an effective income tax rate of 41.0% and 38.3%, respectively, in comparison to $1.7 million and $4.5 million, representing an effective income tax rate of 41.6% and 42.5% for the comparable periods in 1999, respectively. The decrease in the effective income tax rate for the nine months ended September 30, 2000 is primarily attributable to a reduction in our deferred tax asset valuation reserve of $404,000 related to the utilization of net operating losses.

                          Interest Rate Risk Management

         We utilize off-balance-sheet derivative financial instruments to assist in our management of interest rate sensitivity and to modify the repricing, maturity and option characteristics of on-balance-sheet assets and liabilities. We limit the use of such derivative financial instruments to reduce our interest rate exposure. The derivative financial instruments we hold, for purposes of managing interest rate risk, are summarized as follows:

                                                                    September 30, 2000           December 31, 1999
                                                                   --------------------       ----------------------
                                                                   Notional    Credit         Notional       Credit
                                                                    amount    exposure         amount       exposure
                                                                    ------    --------         ------       --------
                                                                            (dollars expressed in thousands)

         Interest rate swap agreements - pay
           adjustable rate, receive fixed rate....................   $120,000        200        120,000         614
         Interest rate swap agreements - pay
           adjustable rate, receive adjustable rate...............         --         --         75,000          --
         Interest rate cap agreement..............................         --         --         10,000          26
                                                                     ========       ====       ========       =====

         The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of our credit exposure through our use of derivative financial instruments. The credit exposure represents the accounting loss we would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value.

         During 1998, we entered into $65.0 million notional amount interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements initially provided for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the 90-day London Interbank Offering Rate. In March 2000, the terms of the swap agreements were modified such that we currently pay an adjustable rate of interest equivalent to the daily weighted average prime lending rate minus 2.705%. The terms of the swap agreements provide for us to pay quarterly and receive payment semiannually. The amount receivable by us under the swap agreements was $375,000 and $805,000 at September 30, 2000 and December 31, 1999, respectively, and the amount payable by us under the swap agreements was $171,000 and $185,000 at September 30, 2000 and December 31, 1999, respectively.

         During May 1999, we entered into $75.0 million notional amount interest rate swap agreements with the objective of stabilizing the net interest margin during the six-month period surrounding the Year 2000 century date change. The swap agreements provided for us to receive an adjustable rate of interest equivalent to the daily weighted average 30-day London Interbank Offering Rate and pay an adjustable rate of interest equivalent to the daily weighted average prime lending rate minus 2.665%. The terms of the swap agreements, which had an effective date of October 1, 1999 and a maturity date of March 31, 2000, provided for us to pay and receive interest on a monthly basis. In January 2000, we determined these swap agreements were no longer necessary based upon the results of the Year 2000 transition and terminated these agreements at a cost of $23,000.

         During September 1999, we entered into $55.0 million notional amount interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.70%. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. The amount receivable by us under the swap agreements was $38,000 at September 30, 2000 and December 31, 1999, and the amount payable by us under the swap agreements was $42,000 and $44,000 at September 30, 2000 and December 31, 1999, respectively.

         The maturity dates, notional amounts, interest rates paid and received and fair value of interest rate swap agreements outstanding as of September 30, 2000 and December 31, 1999 were as follows:

                                                          Notional     Interest rate     Interest rate   Fair value
                         Maturity date                     amount          paid            received      gain (loss)
                         -------------                    --------      -----------     -------------    -----------
                                                                      (dollars expressed in thousands)

         September 30, 2000:
             September 27, 2001.......................  $  40,000           6.80%             6.14%        $   (210)
             September 27, 2001.......................     15,000           6.80              6.14              (79)
             June 11, 2002............................     15,000           6.80              6.00             (173)
             September 16, 2002.......................     20,000           6.80              5.36             (486)
             September 18, 2002.......................     30,000           6.80              5.33             (750)
                                                        ---------                                          --------
                                                        $ 120,000           6.80              5.79         $ (1,698)
                                                        =========         ======            ======         ========

         December 31, 1999:
             March 31, 2000 ..........................  $  50,000           5.84%             6.45%        $     12
             March 31, 2000 ..........................     25,000           5.84              6.45                6
             September 27, 2001.......................     40,000           5.80              6.14             (365)
             September 27, 2001.......................     15,000           5.80              6.14             (137)
             June 11, 2002............................     15,000           6.12              6.00             (291)
             September 16, 2002.......................     20,000           6.12              5.36             (751)
             September 18, 2002.......................     30,000           6.14              5.33           (1,157)
                                                        ---------                                          --------
                                                        $ 195,000           5.93              6.04         $ (2,683)
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

         We had a $10.0 million interest rate cap agreement outstanding to limit the interest expense associated with certain interest-bearing liabilities. The interest rate cap agreement matured on May 15, 2000. At December 31, 1999, the unamortized costs associated with this agreement were $19,000 and were included in other assets. The net amount due to us under this agreement was $7,000 at December 31, 1999.

                       Loans and Allowance for Loan Losses

         Interest earned on our loan portfolio represents the principal source of income for First Banks America and our subsidiary banks. Interest and fees on loans were 87.3% and 90.2% of total interest income for the three months ended September 30, 2000 and 1999, respectively, and 88.2% and 89.2% for the nine months ended September 30, 2000 and 1999, respectively. Total loans, net of unearned discount, were $818.2 million, or 76.4% of total assets, at September 30, 2000, compared to $732.3 million, or 79.5% of total assets, at December 31, 1999. The increase in loans, as summarized on the consolidated balance sheets, is primarily attributable to our acquisition of Lippo Bank, which provided loans, net of unearned discount, of $40.9 million, and the continued growth of our commercial and financial and commercial real estate mortgage loan portfolios. This increase was partially offset by a decrease in our consumer and installment loan portfolio, which is primarily comprised of indirect automobile loans, to $28.8 million at September 30, 2000 from $40.5 million at December 31, 1999. Such decrease is consistent with our efforts to reduce the indirect loan portfolio. Commensurate with the growth in corporate lending and our prescribed credit exposure guidelines for extending credit to an individual borrower, loan participations sold to and purchased from banks affiliated with First Banks were $302.8 million and $85.3 million at September 30, 2000, respectively, in comparison to $302.9 million and $88.2 million at December 31, 1999, respectively. See Note 2 to the accompanying consolidated financial statements for a further discussion of transactions with related parties.

         Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of the dates indicated:

                                                                                       September 30,   December 31,
                                                                                           2000            1999
                                                                                           ----            ----
                                                                                    (dollars expressed in thousands)

         Nonperforming loans........................................................   $    5,517          3,337
         Other real estate..........................................................           --             60
                                                                                       ----------       --------
                  Total nonperforming assets........................................   $    5,517          3,397
                                                                                       ==========       ========

         Loans, net of unearned discount............................................   $  818,221        732,263
                                                                                       ==========       ========

         Loans past due:
             Over 30 days to 90 days................................................   $    7,949          2,696
             Over 90 days and still accruing........................................        1,688          2,944
                                                                                       ----------       --------
                  Total past-due loans..............................................   $    9,637          5,640
                                                                                       ==========       ========

         Allowance for loan losses to loans.........................................         2.10%          2.00%
         Nonperforming loans to loans...............................................         0.67           0.46
         Allowance for loan losses to nonperforming loans...........................       311.38         437.85
         Nonperforming assets to loans and other real estate........................         0.67           0.46
                                                                                       ==========       ========

         Nonperforming loans, consisting of loans on nonaccrual status and certain restructured loans, were $5.5 million at September 30, 2000, in comparison to $3.3 million at December 31, 1999. The increase in nonperforming loans is primarily related to a single loan in the amount of $2.4 million at First Bank Texas N.A. that was placed on nonaccrual in May 2000. We recently initiated foreclosure proceedings with respect to this relationship and anticipate liquidating the underlying collateral in settlement of this loan. The decline in the ratio of the allowance for loan losses to nonperforming loans is primarily attributable to the increase in nonperforming loans, specifically the $2.4 million loan at First Bank Texas N.A. described above, which was partially offset by an increase in the allowance for loan losses.

         Impaired loans, consisting of loans on nonaccrual status and indirect consumer and installment loans 60 days or more past due, were $5.6 million and $3.6 million at September 30, 2000 and December 31, 1999, respectively.


         The following table presents a summary of loan loss experience for the periods indicated:

                                                                         Three months ended      Nine months ended
                                                                            September 30,          September 30,
                                                                       ----------------------  --------------------
                                                                        2000          1999       2000        1999
                                                                        ----          ----       ----        ----
                                                                            (dollars expressed in thousands)

         Allowance for loan losses, beginning of period............    $  16,567      14,383       14,611    12,127
             Acquired allowances for loan losses...................           --          --          799     1,466
                                                                       ---------    --------    ---------  --------
                                                                          16,567      14,383       15,410    13,593
                                                                       ---------    --------    ---------  --------
             Loans charged-off.....................................          (96)       (211)        (821)   (1,009)
             Recoveries of loans previously charged-off............          388         455        1,558     1,830
                                                                       ---------    --------    ---------  --------
             Net loan recoveries...................................          292         244          737       821
                                                                       ---------    --------    ---------  --------
             Provision for loan losses.............................          320          90        1,032       303
                                                                       ---------    --------    ---------  --------
         Allowance for loan losses, end of period..................    $  17,179      14,717       17,179    14,717
                                                                       =========    ========    =========  ========

         The allowance for loan losses is monitored on a monthly basis. Each month, the credit administration department provides our management with detailed lists of loans on the watch list and summaries of the entire loan portfolio of each subsidiary bank by risk rating. These are coupled with analyses of changes in the risk profiles of the portfolios, changes in past due and nonperforming loans and changes in watch list and classified loans over time. In this manner, we continually monitor the overall increases or decreases in the levels of risk in the portfolios. Factors are applied to the loan portfolios for each category of loan risk to determine acceptable levels of allowance for loan losses. We derive these factors primarily from the actual loss experience of our subsidiary banks and from published national surveys of norms in the industry. The calculated allowances required for the portfolios are then compared to the actual allowance balances to determine the provisions necessary to maintain the allowances at appropriate levels. In addition, management exercises judgment in its analysis of determining the overall level of the allowance for loan losses. In its analysis, management considers the change in the portfolio, including growth, composition and the ratio of net loans to total assets, and the economic conditions of the regions in which we operate. Based on this quantitative and qualitative analysis, provisions are made to our allowance for loan losses. Such provisions are reflected in our consolidated statements of income.


                                    Liquidity

         The liquidity of First Banks America and our subsidiary banks is the ability to maintain a cash flow which is adequate to fund operations, service debt obligations and meet other commitments on a timely basis. Our subsidiary banks receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of more volatile sources of funds through the issuance of certificates of deposit in denominations of $100,000 or more, federal funds borrowed, securities sold under agreements to repurchase, borrowings from the Federal Home Loan Banks and other borrowings, including borrowings under our revolving note payable. The aggregate funds acquired from these more volatile sources were $131.4 million and $109.9 million at September 30, 2000 and December 31, 1999, respectively.

         The following table presents the maturity structure of volatile funds, which consists of certificates of deposit of $100,000 or more, the revolving note payable and other short-term borrowings, at September 30, 2000:

                                      (dollars expressed in thousands)

   3 months or less..........................  $   45,940
   Over 3 through 6 months...................      21,996
   Over 6 through 12 months..................      43,427
   Over 12 months............................      20,002
                                               ----------
     Total...................................  $  131,365
                                               ==========

         We have periodically borrowed from First Banks under our revolving note payable. Borrowings under the revolving note payable have been utilized to facilitate the funding of our acquisitions, support repurchases of common stock from time to time and for other corporate purposes. The increase to $90.0 million of the maximum amount available under the revolving note payable, as further discussed in Note 4 to the accompanying consolidated financial statements, is intended to provide us with sufficient additional liquidity to pursue acquisition opportunities. The borrowings under the revolving note payable bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. The principal and accrued interest under the revolving note payable is due and payable on June 30, 2005. At September 30, 2000 and December 31, 1999, there were no amounts outstanding under the revolving note payable.

         In 1999, First Bank Texas N.A. and First Bank of California established borrowing relationships with the Federal Reserve Banks in their respective districts. These borrowing relationships, which are secured by commercial loans, provide an additional liquidity facility that may be utilized for contingency purposes. At September 30, 2000 and December 31, 1999, the borrowing capacity under these agreements was approximately $293.2 million and $255.4 million, respectively. In addition, our subsidiary banks' borrowing capacity through their relationships with the Federal Home Loan Banks was approximately $14.7 million and $35.3 million at September 30, 2000 and December 31, 1999, respectively.

         Management believes the available liquidity and operating results of our subsidiary banks will be sufficient to provide funds for growth and to permit the distribution of dividends to us sufficient to meet our operating and debt service requirements, both on a short-term and long-term basis, and to pay the dividends on the trust preferred securities issued by our financing subsidiary, First America Capital Trust.

                             Year 2000 Compatibility

         First Banks America and our subsidiary banks were subject to risks associated with the "Year 2000" issue, a term which referred to uncertainties about the ability of various data processing hardware and software systems to interpret dates correctly surrounding the beginning of the Year 2000. Financial institutions were particularly vulnerable to Year 2000 issues because of heavy reliance in the industry on electronic data processing and funds transfer systems.

         We successfully completed all phases of our Year 2000 program within the appropriate timeframes established by the regulatory agencies. In addition, we did not encounter any significant business disruptions or processing problems as a result of the Year 2000 century date change. Furthermore, we are unaware of any Year 2000 issues encountered by our more significant borrowers and vendors that would inhibit their ability to repay obligations or provide goods or services. The total cost of our Year 2000 program was $2.2 million, comprised of capital improvements of $1.4 million and direct expenses reimbursable to First Services L.P. of $774,000. We are charging the capital improvements to expense in the form of depreciation expense or lease expense, generally over a period of 60 months. We incurred direct expenses related to our Year 2000 program of approximately $54,000 for the nine months ended September 30, 2000, $135,000 and $270,000 for the three and nine months ended September 30, 1999, respectively, and $540,000 for the year ended December 31, 1999.


                       Effect of New Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133 -- Accounting for Derivative Instruments and Hedging Activities (SFAS 133). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge in one of three categories. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Under SFAS 133, an entity that elects to apply hedge accounting is required to establish, at the inception of the hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 applies to all entities.

          In June 1999, the Financial Accounting Standards Board issued SFAS No. 137 - Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, which defers the effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Initial application should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated and documented pursuant to the provisions of SFAS 133, as amended. Earlier application of all of the provisions is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after the issuance date of SFAS 133, as amended. Additionally, SFAS 133, as amended, should not be applied retroactively to financial statements of prior periods.

          In June 2000, the Financial Accounting Standards Board issued SFAS No. 138 - Accounting for Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, which addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133, as amended. SFAS 138 amends the accounting and reporting standards of SFAS 133, as amended, for certain derivative instruments, certain hedging activities and for decisions made by the FASB relating to the Derivatives Implementation Group
(DIG) process. The DIG presently has additional issues and questions pending and continues to release guidance and interpretations as such issues are resolved. We continue to consider the actions and conclusions of the DIG as they are released in order to determine their potential impact on our consolidated financial statements.

          We currently believe the implementation of SFAS 133 will not have a material impact on our consolidated financial statements as it relates to our existing derivative financial instruments. However, the effect of future derivative transactions as well as further guidance from the DIG may result in modifications of our current assessment of SFAS 133 and its overall impact on our consolidated financial statements.

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          At December 31, 1999, our risk management program's simulation model indicated a loss of projected net interest income in the event of a decline in interest rates. While a decline in interest rates of less than 100 basis points was projected to have a minimal impact on our earnings, a decline in interest rates of 100 basis points indicated a pre-tax projected loss of approximately 8.0% of net interest income based on assets and liabilities at December 31, 1999. At September 30, 2000, we remain in an "asset-sensitive" position and thus, remain subject to a higher level of risk in a declining interest-rate environment. Our asset-sensitive position, coupled with increases in the prime lending rate throughout the last nine months, is reflected in the increased net interest income for the three and nine months ended September 30, 2000 as further discussed under "--Results of Operations." During the three and nine months ended September 30, 2000, our asset-sensitive position and overall susceptibility to market risks have not changed materially.

                           PART II - OTHER INFORMATION


                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a)   The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

               Exhibit Number                                    Description
               --------------                                    -----------

                   10(ff)               Agreement  and  Plan of  Reorganization  by and  between  First  Banks
                                        America,  Inc.  and  Millennium  Bank,  dated  August 23, 2000 - filed herewith.

                   10(gg)               Agreement  and Plan of Merger by and among First  Banks,  Inc.,  First
                                        Banks  America,  Inc.,  Redwood Bank,  The San  Francisco  Company and
                                        Bank of San Francisco, dated September 22, 2000 - filed herewith.

                   27                   Article 9 - Financial Data Schedule (EDGAR only)

(b)   We  filed  no  reports  on Form  8-K  during  the  three  months  ended September 30, 2000.


                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            FIRST BANKS AMERICA, INC.




                            By: /s/ James F. Dierberg
                               ------------------------------------------------
                                   James F. Dierberg
                                   Chairman of the Board of Directors,
                                   President and Chief Executive Officer
November 10, 2000                  (Principal Executive Officer)




                            By: /s/ Frank H. Sanfilippo
                                -----------------------------------------------
                                   Frank H. Sanfilippo
                                   Executive Vice President and
                                   Chief Financial Officer
November 10, 2000                  (Principal Financial and Accounting Officer)

                                                                EXHIBIT 10(ff)





                      AGREEMENT AND PLAN OF REORGANIZATION





                                 by and between




                           FIRST BANKS AMERICA, INC.,
                             a Delaware corporation,


                                       and


                                MILLENNIUM BANK,
                        a California banking corporation










                                 August 23, 2000

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

ARTICLE II - REPRESENTATIONS AND WARRANTIES OF MILLENNIUM BANK

         Section 2.01.     Organization and Capital Stock........................................................ 4
         Section 2.02.     Authorization; No Defaults............................................................ 5
         Section 2.03.     Millennium Bank Subsidiaries.......................................................... 5
         Section 2.04.     Financial Information................................................................. 5
         Section 2.05.     Absence of Changes.................................................................... 5
         Section 2.06.     Regulatory Enforcement Matters........................................................ 6
         Section 2.07.     Tax Matters..........................................................................  6
         Section 2.08.     Litigation............................................................................ 7
         Section 2.09.     Properties, Contracts, Employee Benefit Plans and Other Agreements.................... 7
         Section 2.10.     Reports............................................................................... 8
         Section 2.11.     Investment Portfolio.................................................................. 8
         Section 2.12.     Loan Portfolio........................................................................ 8
         Section 2.13.     Employee Matters and ERISA............................................................ 9
         Section 2.14.     Title to Properties; Licenses; Insurance............................................. 10
         Section 2.15.     Environmental Matters................................................................ 11
         Section 2.16.     Compliance with Laws and Regulations................................................. 11
         Section 2.17.     Brokerage............................................................................ 11
         Section 2.18.     No Undisclosed Liabilities........................................................... 11
         Section 2.19.     Statements True and Correct.......................................................... 12
         Section 2.20.     Commitments and Contracts............................................................ 12
         Section 2.21.     Material Interest of Certain Persons................................................. 13
         Section 2.22.     Conduct to Date...................................................................... 13

ARTICLE III - REPRESENTATIONS AND WARRANTIES OF FBA

         Section 3.01.     Organization......................................................................... 14
         Section 3.02.     Authorization........................................................................ 14
         Section 3.03.     Litigation........................................................................... 15
         Section 3.04.     Statements True and Correct.......................................................... 15

ARTICLE IV - AGREEMENTS OF MILLENNIUM BANK

         Section 4.01.     Business in Ordinary Course.......................................................... 15
         Section 4.02.     Breaches............................................................................. 18
         Section 4.03.     Meeting of Shareholders.............................................................. 18
         Section 4.04.     Consummation of Agreement............................................................ 18
         Section 4.05.     Environmental Reports................................................................ 18
         Section 4.06.     Access to Information................................................................ 19
         Section 4.07.     Consents of Third Parties............................................................ 19
         Section 4.08.     Subsequent Financial Statements...................................................... 19
         Section 4.09.     Merger Agreement......................................................................19

ARTICLE V - AGREEMENTS OF FBA

         Section 5.01.     Regulatory Approvals................................................................. 20
         Section 5.02.     Breaches............................................................................. 20
         Section 5.03.     Consummation of Agreement............................................................ 20
         Section 5.04.     Employee Benefits.................................................................... 20
         Section 5.05.     Merger Agreement..................................................................... 21
         Section 5.06.     Indemnification...................................................................... 21

ARTICLE VI - CONDITIONS PRECEDENT TO THE MERGER

         Section 6.01.     Conditions to the Obligations of FBA................................................. 22
         Section 6.02.     Conditions to the Obligations of Millennium Bank..................................... 22


ARTICLE VII - TERMINATION

         Section 7.01.     Mutual Agreement..................................................................... 23
         Section 7.02.     Breach of Agreements................................................................. 23
         Section 7.03.     Failure of Conditions................................................................ 24
         Section 7.04.     Denial of Regulatory Approval........................................................ 24
         Section 7.05.     Environmental Reports................................................................ 24
         Section 7.06.     Regulatory Enforcement Matters....................................................... 24
         Section 7.07.     Unilateral Termination............................................................... 24
         Section 7.08.     Acquisition Proposal................................................................. 24
         Section 7.09.     Liquidated Damages................................................................... 24
         Section 7.10.     Break-up Fee......................................................................... 25

ARTICLE VIII - GENERAL PROVISIONS

         Section 8.01.     Confidential Information............................................................. 27
         Section 8.02.     Publicity............................................................................ 27
         Section 8.03.     Return of Documents.................................................................. 28
         Section 8.04.     Notices.............................................................................. 28
         Section 8.05.     Nonsurvival of Representations, Warranties and Agreements............................ 28
         Section 8.06.     Costs and Expenses................................................................... 28
         Section 8.07.     Entire Agreement..................................................................... 29
         Section 8.08.     Headings and Captions................................................................ 29
         Section 8.09.     Waiver, Amendment or Modification.................................................... 29
         Section 8.10.     Rules of Construction................................................................ 29
         Section 8.11.     Counterparts......................................................................... 29
         Section 8.12.     Successors and Assigns............................................................... 29
         Section 8.13.     Governing Law........................................................................ 29

         Signatures............................................................................................. 30

                      AGREEMENT AND PLAN OF REORGANIZATION

         This Agreement and Plan of Reorganization, dated as of August 23, 2000 is by and between First Banks America, Inc., a bank holding company organized as a Delaware corporation ("FBA"), and Millennium Bank, a California banking corporation ("Millennium Bank"). This Agreement and Plan of Reorganization is hereinafter referred to as the "Agreement."

         In consideration of the mutual representations, warranties, agreements and covenants contained herein, FBA and Millennium Bank hereby agree as follows:

          ARTICLE I TERMS OF THE MERGER & CLOSING; CONVERSION OF SHARES

         Section 1.01.  The Merger. Pursuant to the terms and provisions of this
                        ----------
Agreement and the Agreement and Plan of Merger between Millennium Bank and Newco (the "Merger Agreement") attached hereto as Exhibit "A," FBA will organize an interim subsidiary as a California corporation ("Newco"). Subject to the receipt of required regulatory approvals and the satisfaction or waiver of the conditions set forth in Article VI of this Agreement, Newco shall merge with and into Millennium Bank (the "Merger") pursuant to the California General Corporation Law (collectively referred to herein as the "Corporate Law").

         Section  1.02. Effect of the Merger.   The Merger shall have all of the
                        --------------------
effects provided in the Corporate Law, this Agreement and the Merger Agreement, and the separate corporate existence of Newco shall cease on consummation of the Merger and be combined in Millennium Bank. Following the Merger, the Articles of Association and Bylaws of the resulting bank shall be as stated in the Merger Agreement, and the directors and officers of the resulting bank shall be the persons serving as directors and officers of Newco immediately prior to the Merger.

         Section 1.03.  Conversion of Shares.
                        --------------------

         (a) At the Effective Time (as defined in Section 1.05 hereof), subject to the remaining provisions of this Section 1.03, each share of common stock, no par value, of Millennium Bank ("Millennium Bank Common") outstanding immediately prior to the Effective Time shall be converted into the right to receive the price per share (the "Per Share Merger Price") equal to the eight dollars and ten cents ($8.10).

         (b) Each share of Millennium Bank Common held in the treasury of Millennium Bank or by any direct or indirect subsidiary of Millennium Bank immediately prior to the Effective Time shall be canceled and shall not be considered in determining the allocation of any consideration in the Merger.

         (c) The stock transfer books of Millennium Bank shall be closed, and no share transfers will be permitted after the Effective Time. At the Effective Time, by virtue of the Merger and without any action on the part of the holders thereof, all of the shares of Millennium Bank Common shall cease to be outstanding and be canceled.

         (d) If holders of Millennium Bank Common are entitled to require appraisal of their shares under applicable Corporate Law, issued and outstanding shares of Millennium Bank Common held by a dissenting holder who has perfected the right to obtain an appraisal of his shares shall not be converted as described in this Section 1.03, but from and after the Effective Time shall represent only the right to receive such consideration as may be determined pursuant to applicable Corporate Law; provided, however, that each share of Millennium Bank Common outstanding immediately prior to the Effective Time and held by a dissenting holder who shall, after the Effective Time, withdraw his demand for appraisal or lose his right of appraisal shall thereafter have only such rights as are provided under applicable Corporate Law.

         (e)  Any  options  to  purchase   shares  of  Millennium   Bank  Common
("Millennium Bank Options") which are outstanding immediately prior to the Effective Time and exercisable at a price less than the Per Share Merger Price may be surrendered to Millennium Bank as of the Closing Date. FBA shall pay for each share of Millennium Bank Common covered by such a surrendered option an amount equal to the difference between the Per Share Merger Price and the exercise price per share of the options surrendered. All Millennium Bank Options that are not exercised or surrendered in accordance with the preceding sentence shall be canceled as of the Effective Time.

         (f) At the Effective Time, the outstanding shares of common stock of Newco shall be converted into an equal number of shares of Millennium Bank Common, so that immediately following the effective time of the Merger, the number of outstanding shares of common stock of Millennium Bank shall be equal to the number of outstanding shares of common stock of Newco immediately prior to the Merger.

         Section  1.04. The Closing.  The  closing of the Merger (the "Closing")
                        -----------
hall take place at the location mutually agreeable to the parties hereto at 10:00 a.m. local time on the Closing Date.

         Section  1.05. The Closing Date. At FBA's  election,  the Closing shall
                        ----------------
take place on either (i) one of the last five (5) business  days of the month or
(ii) the first business day of the month following the month, in either case during which each of the conditions in Sections 6.01 and 6.02 is satisfied or waived by the appropriate party, or on such other date as Millennium Bank and FBA may agree (the "Closing Date"). The Merger shall be effective upon the filing of the Merger Agreement with the Secretary of State of the State of California in accordance with the California Corporations Code (the "Effective Time").

         Section 1.06.  Actions At Closing.
                        -------------------

         (a)      At the Closing, Millennium Bank shall deliver to FBA:

                  (i) certified copies of the Articles of Incorporation and Bylaws of Millennium Bank;

                  (ii) a certificate signed by an appropriate officer of Millennium Bank stating that (A) each of the representations and warranties contained in Article II is true and correct in all material respects at the time of the Closing with the same force and effect as if such representations and warranties had been made at the Closing, and (B) all of the conditions set forth in Section 6.01 have been satisfied or waived as provided therein;

                  (iii) certified copies of the resolutions of Millennium Bank's Board of Directors and shareholders, establishing the requisite approvals under applicable Corporate Law of this Agreement, the Merger and the other transactions contemplated hereby;

                  (iv) tax clearance certificates with regard to Millennium Bank, issued by the Franchise Tax Board of the State of California, dated a recent date, satisfactory in form and substance to FBA; and

                  (v) a legal opinion from counsel for Millennium Bank with respect to the matters listed in Exhibit 1.06(a) hereto, in form reasonably satisfactory to FBA and its counsel.

         (b)      At the Closing, FBA shall deliver to Millennium Bank:

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

                  (ii) certified copies of the resolutions of the Board of Directors of each of FBA and Newco, establishing the requisite approvals of each of them under applicable Corporate Law of this Agreement, the Merger and the other transactions contemplated hereby; and

                  (iii) a legal opinion from counsel for FBA with respect to the
         matters  listed  in  Exhibit   1.06(b)   hereto,   in  form  reasonably
         satisfactory to Millennium Bank and its counsel.

Section  1.07.  Exchange  Procedures;  Surrender  of  Certificates.  As  soon as
                --------------------------------------------------
reasonably practicable after the Effective Time, FBA shall mail to each record holder of shares of Millennium Bank Common a letter of transmittal in form reasonably satisfactory to Millennium Bank (which shall specify that delivery shall be effected, and risk of loss and title to certificates shall pass, only upon proper delivery of the certificates to FBA and shall be in such form and have such other provisions as FBA may reasonably specify) and instructions for use in effecting the surrender of certificates, and FBA shall promptly pay the appropriate consideration to former holders of Millennium Bank Common who make proper delivery of certificates or comply with FBA's reasonable instructions and requirements with respect to any certificate that has been lost or stolen.

          ARTICLE II REPRESENTATIONS AND WARRANTIES OF MILLENNIUM BANK

         Millennium Bank represents and warrants to FBA as follows:

         Section 2.01.  Organization and Capital Stock.
                        ------------------------------

         (a) Millennium Bank is a California banking corporation duly organized, validly existing and in good standing under the laws of the State of California and has the corporate power to own all of its property and assets, to incur all of its liabilities and to carry on its business as now being conducted. Millennium Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC").

         (b) As of the date hereof, the authorized capital stock of Millennium Bank consists of (i) 5,000,000 shares of Millennium Bank Common, of which 2,311,130 shares are outstanding, duly and validly issued, fully paid and non-assessable, and 2,000,000 shares of preferred stock, none of which is outstanding. None of the outstanding shares of Millennium Bank Common has been issued in violation of any preemptive rights. Each certificate representing shares of Millennium Bank Common issued in replacement of any certificate theretofore issued by it which was claimed by the record holder thereof to have been lost, stolen or destroyed was issued by Millennium Bank only upon receipt of an affidavit of lost stock certificate and a bond sufficient to indemnify Millennium Bank against any claim that may be made against it on account of the alleged loss, theft or destruction of a certificate or the issuance of a replacement certificate.

         (c) Except as disclosed in Section 2.01(c) of that certain document delivered by Millennium Bank to FBA entitled "Disclosure Schedule" and executed by both Millennium Bank and FBA concurrently with the execution and delivery of this Agreement (the "Disclosure Schedule"), there are no shares of capital stock or other equity securities of Millennium Bank issued or outstanding and no outstanding options, warrants, rights to subscribe for, calls or commitments of any character whatsoever relating to, or securities or rights convertible into or exchangeable for, shares of the capital stock of Millennium Bank or contracts, commitments, understandings or arrangements by which Millennium Bank is or may be obligated to issue additional shares of its capital stock.

         Section 2.02.  Authorization;  No Defaults.  Millennium Bank's Board of
                        ---------------------------
Directors has by all requisite action approved this Agreement and the Merger and authorized the execution of this Agreement on its behalf by its duly authorized officers and the performance by Millennium Bank of its obligations hereunder. Nothing in the Articles of Incorporation or Bylaws of Millennium Bank or any other agreement, instrument, decree, proceeding, law or regulation (except as specifically referred to in this Agreement) by or to which Millennium Bank or any of its assets is bound or subject prohibits or inhibits Millennium Bank from consummating this Agreement and the Merger on the terms and conditions herein contained. This Agreement has been duly and validly executed and delivered by Millennium Bank and constitutes the legal, valid and binding obligation of Millennium Bank, enforceable against Millennium Bank in accordance with its terms. Millennium Bank is not in default under nor in violation of any provision of its articles or certificates of incorporation, bylaws, or any promissory note, indenture or any evidence of indebtedness or security therefor, lease, contract, purchase or other commitment or any other agreement which is material to Millennium Bank.

         Section 2.03.  Millennium  Bank  Subsidiaries.  Millennium  Bank has no
                        ------------------------------
direct and indirect subsidiaries. Except as disclosed in Section 2.03 of the Disclosure Schedule, Millennium Bank is not a party to any partnership or joint venture or nor does it own an equity interest in any other business or enterprise.

         Section 2.04.  Financial  Information.  The audited  balance  sheets of
                        ----------------------
Millennium Bank as of December 31, 1999 and the related income statements and statements of changes in shareholders' equity and of cash flows for the three years ended December 31, 1999, together with the notes thereto, in the form previously furnished to FBA and as the same appear in Millennium Bank's Annual Report on Form 10-K for the year ended December 31, 1999; the unaudited balance sheets of Millennium Bank as of March 31, 2000 and June 30, 2000 and the related income statements and statements of changes in shareholders' equity and of cash flows for the three and six months periods ended March 31, 2000 and June 30, 2000, respectively, together with the notes thereto, included in Millennium Bank's Quarterly Reports on Form 10-Q for the periods ended March 31, 2000 and June 30, 2000; and Millennium Bank's year-end and quarter-end Reports of Condition and Reports of Income for 1999 and for the three month periods ended March 31, 2000 and June 30, 2000, respectively, as filed with the Department of Financial Institutions of the State of California (the "Financial Institutions Department") (such financial statements and notes collectively referred to herein as the "Millennium Bank Financial Statements"), have been prepared in accordance with generally accepted accounting principles applied on a consistent basis (except as may be disclosed therein and except for regulatory reporting differences required for Millennium Bank's reports) and fairly present the financial position and the results of operations, changes in shareholders' equity and cash flows of Millennium Bank as of the dates and for the periods indicated.

         Section  2.05.  Absence of Changes.  Since March 31, 2000 there has not
                         ------------------
been any material adverse change in the financial condition, the results of operations or the business or prospects of Millennium Bank, nor have there been any events or transactions having such a material adverse effect which should be disclosed in order to make the Millennium Bank Financial Statements not misleading. Since November 15, 1999 (the date of the most recent examination of Millennium Bank by the Financial Institutions Department and/or the FDIC), there has been no material adverse change in Millennium Bank's financial condition, results of operations or business except for any such changes as are disclosed in Millennium Bank's Reports of Condition and Income filed with the FDIC since such date.

         Section 2.06.  Regulatory  Enforcement Matters.  Except as disclosed in
                        -------------------------------
Section 2.06 of the Disclosure Schedule, Millennium Bank is not subject to, nor has it received any notice or advice that it may become subject to, any order, agreement, memorandum of understanding or other regulatory enforcement action or proceeding with or by any federal or state agency charged with the supervision or regulation of banks or bank holding companies or engaged in the insurance of bank deposits or any other governmental agency having supervisory or regulatory authority with respect to Millennium Bank.

         Section 2.07.  Tax Matters.
                        -----------
         (a) Millennium Bank has filed all federal, state, local and foreign income, franchise, excise, sales, use, real and personal property and other tax returns required to be filed. All such returns fairly reflect the information required to be presented therein. All provisions for accrued but unpaid taxes contained in the Millennium Bank Financial Statements were made in accordance with generally accepted accounting principles and in the aggregate do not materially fail to provide for potential tax liabilities.

         (b) Millennium Bank has not (i) executed an extension or waiver that is currently in effect with respect to any statute of limitations on the assessment or collection of any tax; (ii) entered into any tax sharing or tax allocation agreement or been a part of a consolidated group filing a consolidated tax return (other than a group of which Millennium Bank was the parent); (iii) become liable for a tax of any other person or entity pursuant to Treasury Regulation 1.1502-6 (or any similar provision of state, local or foreign laws) as a transferee or successor or by contract or otherwise; or (iv) made any payment, become obligated to make any payment or been party to a contract or agreement that would obligate it to make any payment that would be disallowed as a deduction under Section 280G or 162(m) of the Internal Revenue Code.

         (c) Except as disclosed in Section 2.07(c) of the Disclosure Schedule, there has not been an ownership change of Millennium Bank, as defined in Section 382(g) of the Internal Revenue Code, that occurred during or after any taxable period in which Millennium Bank incurred a net operating loss that carries over to any taxable period ending after 1999.

         (d) All material elections with respect to taxes affecting Millennium Bank have been and will be timely made.

         Section  2.08.  Litigation.  Except as disclosed in Section 2.08 of the
                         ----------
Disclosure Schedule, there is no litigation, claim, investigation, governmental inquiry or other proceeding pending or, to the best of Millennium Bank's knowledge, threatened against Millennium Bank, or to which the property of Millennium Bank is or would be subject.

         Section 2.09.  Properties,  Contracts, Employee Benefit Plans and Other
                        --------------------------------------------------------
Agreements.  Section 2.09 of the  Disclosure  Schedule  specifically  identifies
-----------
the following:

         (a) all real property owned by Millennium Bank and the principal buildings and structures located thereon, together with a legal description of such property, and each lease of real property to which Millennium Bank is a party, identifying the parties thereto, the annual rental payable, the expiration date thereof and a brief description of the property covered;

         (b) all loan and credit agreements, conditional sales contracts or other title retention agreements or security agreements relating to money borrowed by Millennium Bank, exclusive of deposit agreements with customers of Millennium Bank, agreements for the purchase of federal funds and repurchase agreements, in each case entered into in the ordinary course of business;

         (c) all agreements, loans, contracts, leases, guaranties, letters of credit, lines of credit or commitments of Millennium Bank not referred to elsewhere in this Section 2.09 which:

                  (i)      involve  payment  by   Millennium   Bank of more than
         $100,000  (other  than  loans,  loan commitments or letters of credit);

                  (ii)     involve payments based on profits of Millennium Bank;

                  (iii) relate to the future purchase of goods or services in excess of the requirements of its respective business at current levels or for normal operating purposes;

                  (iv)     were not made in the ordinary course of business;

                  (v) materially affect the business or financial condition of Millennium Bank; or

                  (vi) require the consent or approval of any third party for the Merger to be consummated.

         (d) all contracts, agreements, plans and arrangements by which any profit sharing, group insurance, hospitalization, stock option, pension, retirement, bonus, deferred compensation, stock bonus, stock purchase, collective bargaining agreements, contracts or arrangements under which pensions, deferred compensation or other retirement benefits is being paid, or plans or arrangements established or maintained, sponsored or undertaken by Millennium Bank for the benefit of officers, directors or employees, including each trust or other agreement with any custodian or any trustee for funds held under any such agreement, plan or arrangement, and in respect to any of them, the latest reports or forms, if any, filed with the Department of Labor and Pension Benefit Guaranty Corporation under ERISA (as defined below), any current financial or actuarial reports and any currently effective IRS private ruling or determination letters obtained by or for the benefit of Millennium Bank;

         (e) all leases, subleases or licenses with respect to real or personal property, whether as lessor, lessee, licensor or licensee, with annual rental or other payments due thereunder in excess of $75,000;

         (f) all agreements for the employment, retention or engagement, or with respect to the severance, of any officer, employee, agent, consultant or other person or entity which by its terms is not terminable by Millennium Bank on thirty (30) days written notice or less without any payment by reason of such termination; and

         (g) the name and annual salary as of December 31, 1999 of each director or employee of Millennium Bank with a salary in excess of $100,000.

         Copies of each document, plan and contract identified in Section 2.09 of the Disclosure Schedule are appended to such Schedule and are hereby incorporated into and constitute a part of the Disclosure Schedule.

         Section  2.10.  Reports.  Millennium  Bank has  filed all  reports  and
                         -------
statements, together with any amendments required to be made with respect thereto, required to be filed with the Financial Institutions Department, the FDIC and all other federal and state banking or securities authorities and any other governmental authority with jurisdiction over Millennium Bank. As of the dates thereof, such reports and documents, including any financial statements, exhibits and schedules, complied in all material respects with applicable statutes, rules and regulations and did not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading.

         Section  2.11.  Investment   Portfolio.   All  United  States  Treasury
                         ----------------------
securities, obligations of other United States Government agencies and corporations, obligations of States and political subdivisions of the United States and other investment securities held by Millennium Bank, as reflected in the latest balance sheet of Millennium Bank included in the Millennium Bank Financial Statements, are carried in accordance with generally accepted accounting principles.

         Section 2.12.  Loan Portfolio.
                        --------------
         (a) All loans and discounts shown on the Millennium Bank Financial Statements at March 31, 2000 or which were or will be entered into after March 31, 2000 but before the Closing Date were and will be made in all material respects for good, valuable and adequate consideration in the ordinary course of the business, in accordance with sound lending practices, and they are not subject to any known defenses, setoffs or counterclaims, including without limitation any such as are afforded by usury or truth in lending laws;

         (b) the notes and other evidences of indebtedness evidencing such loans and all forms of pledges, mortgages and other collateral documents and security agreements are and will be enforceable, valid, true and genuine and what they purport to be;

         (c) Millennium Bank has complied and will through the Closing Date comply with all laws and regulations relating to such loans, or to the extent there has not been such compliance, such failure to comply will not interfere with the collection of any loan. All loans and loan commitments extended by Millennium Bank and any extensions, renewals or continuations of such loans and loan commitments were made in accordance with its customary lending standards in the ordinary course of business. Such loans are evidenced by appropriate and sufficient documentation based upon Millennium Bank's customary and ordinary past practices; and

         (d) the reserve for loan losses reflected in the Millennium Bank Financial Statements as of March 31, 2000 is adequate in all material respects under the requirements of generally accepted accounting principles to provide for losses on loans outstanding as of March 31, 2000.

         Section 2.13.  Employee Matters and ERISA.
                        --------------------------

         (a) Millennium Bank has not entered into any collective bargaining agreement with any labor organization with respect to any group of employees, and to the best of Millennium Bank's knowledge there is no present effort nor existing proposal to attempt to unionize any group of employees of Millennium Bank.
         (b) (i) Millennium Bank has been and is in compliance with all applicable laws respecting employment and employment practices, terms and conditions of employment and wages and hours, including, without limitation, any laws respecting employment discrimination and occupational safety and health requirements, and Millennium Bank is not engaged in any unfair labor practice;
(ii) there is no unfair labor practice complaint against Millennium Bank pending or, to the best of Millennium Bank's knowledge, threatened before the National Labor Relations Board; (iii) there is no labor dispute, strike, slowdown or stoppage actually pending or, to the best of Millennium Bank's knowledge, threatened against or directly affecting Millennium Bank; and (iv) Millennium Bank has not experienced any work stoppage or other material labor difficulty during the past five years.

         (c) Except as disclosed in Section 2.13(c) of the Disclosure Schedule, Millennium Bank does not maintain, contribute to or participate in or have any liability under any employee benefit plans, as defined in Section 3(3) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), or any nonqualified employee benefit plans or deferred compensation, bonus, stock or incentive plans, or other employee benefit, fringe benefit or other written or oral benefit, contract or arrangement with one or more former or current employees of Millennium Bank (collectively, the "Employee Plans"). No present or former employee of Millennium Bank has been charged with breaching nor has breached a fiduciary duty under any Employee Plan. Millennium Bank does not participate in, nor has it in the past five years participated in, nor has it any present or future obligation or liability under, any multiemployer plan (as defined at Section 3(37) of ERISA). Except as separately disclosed in Section 2.13(c) of the Disclosure Schedule, Millennium Bank does not maintain, contribute to, or participate in any plan that provides health, major medical, disability, life insurance, severance, salary continuation or other benefits to one or more former employees of Millennium Bank.

         (d) All liabilities of the Employee Plans have been funded on the basis of consistent methods in accordance with sound actuarial assumptions and practices, and no Employee Plan, at the end of any plan year, or at March 31, 2000, had an accumulated funding deficiency. No actuarial assumptions have been changed since the last written report of actuaries on the Employee Plans. All insurance premiums (including premiums to the Pension Benefit Guaranty Corporation) have been paid in full, subject only to normal retrospective adjustments in the ordinary course. Except as reflected in the Millennium Bank Financial Statements, Millennium Bank has no contingent or actual liabilities under Title IV of ERISA. No accumulated funding deficiency (within the meaning of Section 302 of ERISA or Section 412 of the Internal Revenue Code of 1986, as amended (the "Code")) has been incurred with respect to any Employee Plan, whether or not waived. No reportable event (as defined in Section 4043 of ERISA) has occurred with respect to any Employee Plan as to which a notice would be required to be filed with the Pension Benefit Guaranty Corporation. No claim is pending, threatened or imminent with respect to any Employee Plan (other than a routine claim for benefits for which plan administrative review procedures have not been exhausted) for which Millennium Bank would be liable, except as is reflected in the Millennium Bank Financial Statements. Millennium Bank has no liability for excise taxes under Sections 4971, 4975, 4976, 4977, 4979 or 4980B of the Code or for a fine under Section 502 of ERISA with respect to any Employee Plan. All Employee Plans have in all material respects been operated, administered and maintained in accordance with the terms thereof and in compliance with the requirements of all applicable laws, including, without limitation, ERISA.

         Section 2.14.  Title to Properties; Licenses; Insurance.
                        ----------------------------------------

         (a) Millennium Bank has marketable title, insurable at standard rates, free and clear of all liens, charges, encumbrances (except taxes which are not yet payable and liens, charges or encumbrances reflected in the Millennium Bank Financial Statements), easements, rights-of-way, and other restrictions which are not material, and further excepting in the case of other Real Estate Owned ("OREO"), as such real estate is internally classified on the books of Millennium Bank, rights of redemption under applicable law, to all of their real properties;

         (b) all leasehold interests for real property and material personal property used by Millennium Bank in its business are held pursuant to lease agreements which are valid and enforceable in accordance with their terms;

         (c) all such properties comply in all material respects with all applicable private agreements, zoning requirements and other governmental laws and regulations relating thereto, and there are no condemnation proceedings pending or, to the best of Millennium Bank's knowledge, threatened with respect to any of such properties;

         (d) Millennium Bank has valid title or other ownership rights under licenses to all material intangible personal or intellectual property used in its business, free and clear of any material claim, defense or right of any other person or entity, subject only to rights of the licensors pursuant to applicable license agreements, which rights do not materially and adversely interfere with the use of such property; and

         (e) all material insurable properties owned or held by Millennium Bank are adequately insured by financially sound and reputable insurers in such amounts and against fire and other risks insured against by extended coverage and public liability insurance, as is customary with banks of similar size.

         Section  2.15.  Environmental  Matters.  As  used  in  this  Agreement,
                         ----------------------
"Environmental Laws" means all local, state and federal environmental, health and safety laws and regulations in all jurisdictions in which Millennium Bank has done business or owned, leased or operated property, including, without limitation, the Federal Resource Conservation and Recovery Act, the Federal Comprehensive Environmental Response, Compensation and Liability Act, the Federal Clean Water Act, the Federal Clean Air Act, and the Federal Occupational Safety and Health Act.

         During the period of Millennium Bank's ownership, lease or operation (on its own behalf or in a fiduciary capacity) of all properties (and, to the best of Millennium Bank's knowledge, during periods prior to such ownership, lease or operation), neither the conduct nor operation of Millennium Bank nor any condition of any property violates or violated any Environmental Law in any respect material to the business of Millennium Bank, and no condition or event has occurred with respect to any of them or any property that, with notice or the passage of time, or both, would constitute a violation material to the business of Millennium Bank, of any Environmental Law or obligate (or potentially obligate) Millennium Bank to remedy, stabilize, neutralize or otherwise alter the environmental condition of any property, where the aggregate cost of such actions would be material to Millennium Bank. Millennium Bank has not received notice from any person or entity that Millennium Bank or the operation or condition of any property ever owned, leased or operated by Millennium Bank on its own behalf or in a fiduciary capacity, are or were in violation of any Environmental Law, or that Millennium Bank is responsible (or potentially responsible) for remedying, or the cleanup of, any pollutants, contaminants, or hazardous or toxic wastes, substances or materials at, on or beneath any such property.

         Section 2.16. Compliance with Laws and Regulations. Millennium Bank has
                       ------------------------------------
all licenses, franchises, permits and other governmental authorizations that are legally required to enable them to conduct their respective businesses, are qualified to conduct business in every jurisdiction in which such qualification is legally required and are in compliance in all material respects with all applicable laws and regulations.

         Section  2.17.  Brokerage.  Except as  disclosed in Section 2.17 of the
                         ---------
Disclosure Schedule, there are no claims, agreements or obligations for brokerage commissions, finders' fees, financial advisory fees, investment banking fees or similar compensation in connection with the transactions contemplated by this Agreement payable by Millennium Bank.

         Section 2.18. No Undisclosed Liabilities. Millennium Bank does not have
                       --------------------------
any material liability, whether known or unknown, asserted or unasserted, absolute or contingent, accrued or unaccrued, liquidated or unliquidated, and whether due or to become due (and there is no past or present fact, situation, circumstance, condition or other basis for any present or future action, suit or proceeding, hearing, charge, complaint, claim or demand against Millennium Bank giving rise to any such liability), except (i) liabilities reflected in the Millennium Bank Financial Statements and (ii) liabilities of the same type incurred in the ordinary course of business since March 31, 2000.

         Section  2.19.  Statements  True and Correct.  None of the  information
                         ----------------------------
supplied or to be supplied by Millennium Bank for inclusion in any document to be filed with any regulatory authority in connection with the transactions contemplated hereby or in the Proxy Statement described in Section 4.03 will, at the respective times such documents are filed or distributed, be false or misleading with respect to any material fact, or omit to state any material fact necessary in order to make the statements therein not misleading. All documents that Millennium Bank is responsible for filing with any regulatory authority in connection with the transactions contemplated hereby will comply with applicable laws, rules and regulations.

         Section 2.20. Commitments and Contracts. Except as disclosed in Section
                       -------------------------
2.20 of the Disclosure Schedule (and with a true and correct copy of the document or other item in question having been made available to FBA for inspection), Millennium Bank is not a party or subject to any of the following (whether written or oral, express or implied):

                  (i) any agreement, arrangement or commitment not made in the ordinary course of business;

                  (ii)   any agreement,   indenture  or  other   instrument  not
         reflected in the Millennium Bank Financial Statements relating to the borrowing of money by Millennium Bank or the guarantee by Millennium Bank of any obligation (other than trade payables or instruments related to transactions entered into in the ordinary course of business, such as deposits, federal funds borrowings and repurchase agreements), other than agreements, indentures or instruments providing for annual payments of less than $50,000; or

                  (iii) any contract containing covenants which limit the ability of Millennium Bank to compete in any line of business or with any person or containing any restriction of the geographical area in which, or method by which, Millennium Bank may carry on its business.

         Section  2.21.  Material  Interest  of  Certain  Persons.  Except   as
                         ----------------------------------------
disclosed  in  Section  2.21 of the Disclosure Schedule:

         (a) no officer or director of Millennium Bank or any "associate" (as such term is defined in Rule 14a-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), of any such officer or director has any material interest in any material contract or property (real or personal, tangible or intangible) used in or pertaining to the business of Millennium Bank; and

         (b) all outstanding loans from Millennium Bank to any present officer, director, principal shareholder, employee or any associate or related interest of any such person were approved by or reported to the Board of Directors in accordance with all applicable laws and regulations.

         Section 2.22. Conduct to Date. From and after December 31, 1999 through
                       ---------------
the date of this Agreement, except as disclosed in Section 2.22 of the Disclosure Schedule, Millennium Bank has not done the following:

                  (i) failed to conduct its business in the ordinary and usual course consistent with past practices;

                  (ii) issued, sold, granted, conferred or awarded any common or other stock, or any corporate debt securities properly classified under generally accepted accounting principles applied on a consistent basis as long-term debt on the balance sheets of Millennium Bank;

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

                  (v) incurred any material obligation or liability (absolute or contingent), except normal trade or business obligations or liabili-ties incurred in the ordinary course of business, or subjected to lien any of its assets or properties other than in the ordinary course of business consistent with past practice;

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

                ARTICLE III REPRESENTATIONS AND WARRANTIES OF FBA

         FBA represents and warrants to Millennium Bank as follows:

         Section  3.01.  Organization.  FBA  is a  corporation  duly  organized,
                         ------------
validly existing and in good standing under the laws of the State of Delaware. FBA has the corporate power to own all of its property and assets, to incur all of its liabilities and to carry on its business as now being conducted, and it is registered as a bank holding company with the Board of Governors of the Federal Reserve System (the "Federal Reserve").

         Section 3.02.  Authorization.  The Board of Directors of FBA has by all
                        -------------
requisite action approved this Agreement and the Merger and authorized the execution hereof on its behalf by its duly authorized officers and the performance by FBA of its obligations hereunder. Nothing in the Articles of Incorporation or Bylaws of FBA or any other agreement, instrument, decree, proceeding, law or regulation (except as specifically referred to in this Agreement) by or to which FBA any of its subsidiaries is bound or subject prohibits or inhibits FBA from consummating this Agreement and the Merger on the terms and conditions herein contained. This Agreement has been duly and validly executed and delivered by FBA and constitutes a legal, valid and binding obligation of FBA, enforceable against FBA in accordance with its terms.

         Section  3.03.  Litigation.  There  is no  litigation,  claim  or other
                         ----------
proceeding pending or, to the best of FBA's knowledge, threatened that would prohibit FBA from consummating the transactions contemplated by this Agreement.

         Section  3.04.  Statements  True and Correct.  None of the  information
                         ----------------------------
supplied or to be supplied by FBA for inclusion in any document to be filed with any regulatory authority in connection with the transactions contemplated hereby will, at the respective times such documents are filed be false or misleading with respect to any material fact, or omit to state any material fact necessary in order to make the statements therein not misleading. All documents that FBA is responsible for filing with any other regulatory authority in connection with the transactions contemplated hereby will comply with applicable laws, rules and regulations.

                    ARTICLE IV AGREEMENTS OF MILLENNIUM BANK

         Section 4.01.  Business in Ordinary Course.
                        ---------------------------

         (a) Millennium Bank shall continue to carry on after the date hereof its business and the discharge or incurrence of obligations and liabilities only in the usual, regular and ordinary course of business, as heretofore conducted, and by way of amplification and not limitation, Millennium Bank will not:

                  (i) declare or pay any dividend or make any other distribu-tion to shareholders, whether in cash, stock or other property, except in amounts not exceeding any dividends actually declared and paid during the comparable periods of the preceding year as set forth in
         Section 4.01 of the Disclosure Schedule;

                  (ii) issue any capital stock or other stock or any options, warrants, or other rights to subscribe for or purchase capital stock or any securities convertible into or exchangeable for any capital stock;

                  (iii) directly or indirectly redeem, purchase or otherwise acquire any Millennium Bank Common or any other stock of Millennium Bank;

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

                  (vi) engage in any transaction with (A) a person or entity directly or indirectly controlling, controlled by or under common control with Millennium Bank or (B) an officer, director or direct or indirect beneficial owner of 10% or more of a class of Millennium Bank Common; or

                  (vii) make any material change in tax or accounting methods or systems of internal accounting controls, except as appropriate to conform to changes in tax laws and regulations, generally accepted accounting policies or regulatory accounting requirements.

            (b)   Millennium Bank will not, without the prior written consent of
         FBA:

                  (i) except as disclosed in Section 4.01(b) of the Disclosure Schedule, grant any increase (other than ordinary and normal increases consistent with past practices) in the compensation payable or to become payable to officers or salaried employees, grant any stock options or, except as required by law, adopt or make any change in any bonus, insurance, pension, or other Employee Plan, agreement, payment or arrangement made to, for or with any of such officers or employees;

                  (ii) borrow or agree to borrow any amount of funds except in the ordinary course of business, or directly or indirectly guarantee or agree to guarantee any obligations of others;

                  (iii) make or commit to make any new loan or letter of credit or any new or additional discretionary advance under any existing line of credit, in principal amounts in excess of $750,000 or that would increase the aggregate credit outstanding to any one borrower (or group of affiliated borrowers) to more than $1,000,000 (excluding for this purpose any accrued interest or overdrafts);

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

                  (vii) except in the ordinary course of business, cancel or accelerate any material indebtedness owing to Millennium Bank or any claims which Millennium Bank may possess, or waive any material rights of substantial value;

                  (viii) sell or otherwise dispose of any real property or any material amount of any tangible or intangible personal property, other than properties acquired in foreclosure or otherwise in the ordinary collection of indebtedness;

                  (ix)   foreclose upon or otherwise take title to or possession
         or control of any real property without first obtaining a phase one environmental report thereon which indicates that the property is free of pollutants, contaminants or hazardous or toxic waste materials; provided, however, that Millennium Bank shall not be required to obtain such a report with respect to single family, non-agricultural residential property of one acre or less to be foreclosed upon unless the entity proposing to acquire the property has reason to believe that such property might contain any such waste materials or otherwise might be contaminated;

                  (x) commit any act or fail to do any act which will cause a breach of any agreement, contract or commitment and which will have a material adverse effect on the business, financial condition or earnings of Millennium Bank;

                  (xi) violate any law, statute, rule, governmental regulation or order, which violation might have a material adverse effect on the business, financial condition, or earnings of Millennium Bank;

                  (xii) purchase any real or personal property or make any other capital expenditure where the amount paid or committed therefor is in excess of $40,000; or

                  (xiii) increase or decrease the rate of interest paid on deposits, except in a manner consistent with past practices.

         (c) Millennium Bank shall not, without the prior written consent of FBA, engage in any transaction or take any action that would render untrue in any material respect any of the representations and warranties of Millennium Bank contained in Article II hereof, if such representations and warranties were given immediately following such transaction or action.

         (d) Millennium Bank shall promptly notify FBA of the occurrence of any matter or event known to and directly involving Millennium Bank that is materially adverse to the business, operations, properties, assets, or condition (financial or otherwise) of Millennium Bank.

         (e) Millennium Bank shall not solicit or encourage, hold discussions or negotiations with or provide information to any person or entity in connection with any proposal for the acquisition of all or a substantial portion of the business, assets, shares of Millennium Bank Common or other securities or assets of Millennium Bank, except for the transaction contemplated in subsection (a)(v) above ("Acquisition Proposal"). Millennium Bank shall promptly advise FBA of its receipt of any Acquisition Proposal or inquiry regarding a potential acquisition transaction and the substance thereof.

         Section  4.02.  Breaches.  Millennium  Bank shall,  in the event it has
                         --------
knowledge of the occurrence, or impending or threatened occurrence, of any event or condition which would cause or constitute a breach (or would have caused or constituted a breach had such event occurred or been known prior to the date hereof) of any of its representations or agreements contained or referred to herein, give prompt written notice thereof to FBA and use its best efforts to prevent or promptly remedy the same.

         Section 4.03.  Meeting of Shareholders.  Millennium Bank shall cause to
                        -----------------------
be duly called and held, as soon as practicable, a meeting of its shareholders (such meeting together with any adjournments thereof referred to as the "Shareholders' Meeting") for submission of this Agreement and the Merger for approval as required by applicable Corporate Law. Millennium Bank shall prepare, at its sole cost and expense, a Proxy Statement (the "Proxy Statement") and take all actions as are required in order to permit the Proxy Statement to be legally distributed to its shareholders and to obtain the lawful approval of the Merger by its shareholders. The Board of Directors of Millennium Bank shall recommend the approval of the Agreement and the Merger to the shareholders, mail the Proxy Statement to its shareholders, convene the Shareholders' Meeting and use its best efforts to obtain prompt shareholder approval of the Agreement and the Merger.

         Section 4.04. Consummation of Agreement.  Millennium Bank shall perform
                       -------------------------
and fulfill all conditions and obligations on its part to be performed or fulfilled under this Agreement and to cause the Merger to be consummated as expeditiously as reasonably practicable. Millennium Bank shall furnish to FBA in a timely manner all information, data and documents requested by FBA for filing with any regulatory authority or otherwise required to effect the transactions contemplated by this Agreement and shall join with FBA and/or Newco in making any application with respect to which FBA determines it is necessary or desirable for Millennium Bank to do so.

         Section 4.05.  Environmental Reports.  Millennium Bank shall provide to
                        ---------------------
FBA, as soon as reasonably practical, but not later than forty-five (45) days after the date hereof, a report of a phase one environmental investigation on all real property owned, leased or operated by Millennium Bank as of the date hereof (other than space in retail and similar establishments leased by Millennium Bank for automatic teller machines), and within ten (10) days after the acquisition or lease of any real property acquired or leased by Millennium Bank after the date hereof (other than space in retail and similar establishments leased or operated for automatic teller machines), except as otherwise provided in Section 4.01(b)(ix). If required by the phase one investigation, in FBA's reasonable opinion, Millennium Bank shall obtain and provide to FBA a report of a phase two investigation on properties requiring such additional study. FBA shall have fifteen (15) business days from the receipt of any such phase two report to notify Millennium Bank of any objection to the contents of such report. Should the cost of taking all remedial and corrective actions and measures (i) required by applicable law or (ii) recommended or suggested by such report or prudent in light of serious life, health or safety concerns, in the aggregate, exceed the sum of $200,000 as reasonably estimated by an environmental expert retained for such purpose by FBA and reasonably acceptable to Millennium Bank, or if the cost of such actions and measures cannot be so estimated with a reasonable degree of certainty by such expert to be $200,000 or less, then FBA shall have the right pursuant to Section
7.05 hereof, for a period of ten (10) business days following receipt of such estimate or indication that the cost of such actions and measures can not be so reasonably estimated, to terminate this Agreement, which shall be FBA's sole remedy in such event.

         Section 4.06.  Access to Information.  Millennium Bank shall permit FBA
                        --------------------
reasonable access, in a manner which will avoid undue disruption or interference with Millennium Bank's normal operations, to its properties, and Millennium Bank shall disclose and make available to FBA all books, documents, papers and records relating to the assets, stock ownership, properties, operations, obligations and liabilities of Millennium Bank including, but not limited to, all books of account (including the general ledger), tax records, minute books of directors' and shareholders' meetings, organizational documents, material contracts and agreements, loan files, filings with any regulatory authority, accountants' workpapers (if available and subject to the respective independent accountants' consent), correspondence and litigation files, plans affecting employees, and any other business activities or prospects in which FBA may have a reasonable and legitimate interest in furtherance of the transactions contemplated by this Agreement. FBA will hold any nonpublic information in confidence in accordance with the provisions of Section 8.01 hereof.

         Section  4.07.  Consents  of Third  Parties.   Millennium   Bank  shall
                         ---------------------------
obtain all consents of third parties necessary or desirable for the consummation of the Merger.

         Section 4.08. Subsequent Financial Statements. As soon as available after the date hereof, Millennium Bank shall deliver to FBA all monthly unaudited balance sheets and profit and loss statements of Millennium Bank prepared for its internal use, its Report of Condition and Income for each quarterly period completed prior to the Closing, and all other financial reports or statements submitted to regulatory authorities after the date hereof, to the extent permitted by law (collectively, the "Subsequent Millennium Bank Financial Statements"). The Subsequent Millennium Bank Financial Statements shall be prepared on a basis consistent with past accounting practices, shall fairly present the financial condition and results of operations for the dates and periods presented, and shall not include any material assets or omit to state any material liabilities, absolute or contingent, or other facts, which inclusion or omission would render such financial statements misleading in any material respect.

         Section  4.09.  Merger  Agreement.  As soon as  practicable  after  the
                         -----------------
execution of this Agreement, Millennium Bank will enter into the Merger Agreement (as amended, if necessary, to conform to any requirements imposed by any regulatory authority having jurisdiction over the Merger), and Millennium Bank will perform all of its obligations thereunder.

                           ARTICLE V AGREEMENTS OF FBA

         Section  5.01.  Regulatory  Approvals.  FBA  shall  promptly  file  all
                         ---------------------
required regulatory applications and use its best efforts to obtain the approval thereof, including but not limited to the approval of the Federal Reserve. FBA shall keep Millennium Bank reasonably informed as to the status of such applications and make available to Millennium Bank, upon reasonable request, copies of such applications and any supplementally filed materials.

         Section 5.02.   Breaches. FBA shall, in the event it has  knowledge  of
                         --------
the occurrence, or impending or threatened occurrence, of any event or condition which would cause or constitute a breach (or would have caused or constituted a breach had such event occurred or been known prior to the date hereof) of any of its representations or agreements contained or referred to herein, give prompt written notice thereof to Millennium Bank and use its best efforts to prevent or promptly remedy the same.

         Section 5.03.   Consummation of Agreement.  FBA   shall   perform   and
                         -------------------------
fulfill all conditions and obligations on its part to be performed or fulfilled under this Agreement and to cause the Merger to be consummated as expeditiously as reasonably practicable.

         Section  5.04.  Employee  Benefits.  FBA  shall  provide  the  benefits
                         ------------------
described in this Section 5.04 with respect to each person who remains an employee of Millennium Bank following the Closing Date (each a "Continued Employee"). Subject to FBA's ongoing right to adopt subsequent amendments or modifications of any plan referred to in this Section 5.04 or to terminate any such plan, in FBA's sole discretion, each Continued Employee shall be entitled, as a new employee of a subsidiary of FBA, to participate in such employee benefit plans, as defined in Section 3(3) of ERISA, or any non-qualified employee benefit plans or deferred compensation, stock option, bonus or incentive plans, or other employee benefit or fringe benefit programs as may be in effect generally for employees of all of FBA's subsidiaries (the "FBA Plans"), if and as a Continued Employee shall be eligible and, if required, selected for participation therein under the terms thereof and otherwise shall not be participating in a similar plan which is maintained by Millennium Bank after the Effective Time. Millennium Bank employees shall participate therein on the same basis as similarly situated employees of other subsidiaries of FBA. All such participation shall be subject to the terms of such plans as may be in effect from time to time, and this Section 5.04 is not intended to give Continued Employees any rights or privileges superior to those of other employees of subsidiaries of FBA. FBA may terminate or modify all Employee Plans, and FBA's obligation under this Section 5.04 shall not be deemed or construed so as to provide duplication of similar benefits but, subject to that qualification, FBA shall credit each Continued Employee with his or her term of service with Millennium Bank, for purposes of vesting and any age or period of service requirements for commencement of participation with respect to any FBA Plan in which Continued Employees may participate. Nothing in this Agreement shall obligate FBA, Millennium Bank or any other entity to employ any person or to continue to employ any person for any period of time.

         Section  5.05.  Merger  Agreement.  As soon as  practicable  after  the
                         -----------------
execution of this Agreement, FBA will cause Newco to enter into the Merger Agreement (as amended, if necessary, to conform to any requirements imposed by any regulatory authority having jurisdiction over the Merger), and FBA will cause Newco to perform all of its obligations thereunder.

         Section 5.06.  Indemnification.
                        ---------------

         (a) For four years after the Closing Date, FBA will cause Millennium Bank to indemnify, defend and hold harmless the present and former officers, directors, employees and agents of Millennium Bank (each, an "Indemnified Party") against all losses, expenses, claims, damages or liabilities arising out of actions or omissions related to their positions at Millennium Bank occurring on or prior to the Closing Date (including, without limitation, the transactions contemplated by this Agreement) to the extent permitted by applicable corporate laws and required by Bank's Articles of Incorporation as in effect on February 29, 2000.

         (b) If after the Closing Date Millennium Bank or its successors or assigns (i) shall consolidate with or merge into any other corporation or entity and shall not be the continuing or surviving entity of such consolidation or merger, or (ii) shall transfer all or substantially all of its properties and assets to any individual, corporation or other entity, then and in each such case, FBA shall cause Millennium Bank's successors and assigns to assume any remaining obligations set forth in this Section 5.06. If Millennium Bank shall liquidate, dissolve or otherwise wind up its business, then FBA shall indemnify, defend and hold harmless each Indemnified Party to the same extent and on the same terms that Millennium Bank was so obligated pursuant to this Section 5.06.

         (c) FBA shall have the option of purchasing insurance in the form of an extension of coverage under Millennium Bank's existing insurance policy Number 276-16-50 issued by Bancinsure, Inc., insuring the Indemnified Parties against such losses, expenses, claims, damages or liabilities, on terms acceptable to FBA.

                  ARTICLE VI CONDITIONS PRECEDENT TO THE MERGER

         Section 6.01.  Conditions to the Obligations of FBA. The obligations of
                        ------------------------------------
FBA to effect the Merger and the other transactions contemplated by this Agreement shall be subject to the satisfaction (or waiver by FBA) prior to or on the Closing Date of the following conditions:

         (a) the representations and warranties made by Millennium Bank in this Agreement shall be true in all material respects on and as of the Closing Date with the same effect as though such representations and warranties had been made or given on and as of the Closing Date;

         (b) Millennium Bank shall have performed and complied in all material respects with all of its obligations and agreements required to be performed prior to the Closing Date;

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

         (d) all necessary approvals, consents and authorizations required by law for consummation of the Merger, including the requisite approval of the shareholders of Millennium Bank and all legally required regulatory approvals, shall have been obtained, and all required waiting periods shall have expired;

         (e) FBA shall have  received  the  environmental  reports  required  by
Section 4.05 hereof and shall not have  terminated  this  Agreement  pursuant to
Section 7.05 hereof;

         (f) FBA shall have received all documents required to be received from Millennium Bank on or prior to the Closing Date, all in form and substance reasonably satisfactory to FBA;

         (g) shareholders owning no more than fifteen percent (15%) of the outstanding Millennium Bank Common shall have perfected the right to dissent from the Merger; and

         (h) the Millennium Bank Financial Statements shall not be inaccurate in any material respect.

         Section 6.02.  Conditions to the  Obligations  of Millennium  Bank. The
                        ---------------------------------------------------
obligations of Millennium Bank to effect the Merger and the other transactions contemplated by this Agreement shall be subject to the satisfaction (or waiver by Millennium Bank) prior to or on the Closing Date of the following conditions:

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

         (d) all necessary approvals, consents and authorizations required by law for consummation of the Merger, including the requisite approval of the shareholders of Millennium Bank and all legally required regulatory approvals, shall have been obtained, and all required waiting periods shall have expired; and

         (e) Millennium Bank shall have received all documents required to be received from FBA on or prior to the Closing Date, all in form and substance reasonably satisfactory to Millennium Bank.

                             ARTICLE VII TERMINATION

         Section 7.01. Mutual Agreement. This Agreement may be terminated by the
                       ----------------
mutual written agreement of the parties at any time prior to the Closing Date, regardless of whether approval of this Agreement and the Merger by the shareholders of Millennium Bank shall have been previously obtained.

         Section  7.02.  Breach  of  Agreements.  In the event  that  there is a
                         ----------------------
material breach of any of the representations and warranties or agreements of FBA or Millennium Bank, which breach is not cured within thirty (30) days after notice to cure such breach is given to the breaching party by the non-breaching party, then the non-breaching party, regardless of whether approval of this Agreement and the Merger by the shareholders of Millennium Bank shall have been previously obtained, may terminate and cancel this Agreement by providing written notice of such action to the other parties hereto.

         Section  7.03.  Failure  of  Conditions.  In the event  that any of the
                         -----------------------
conditions to the obligations of a party are not satisfied or waived on or prior to the Closing Date, and if any applicable cure period provided in Section 7.02 hereof has lapsed, then such party may, regardless of whether approval of the transactions contemplated by this Agreement by the shareholders of Millennium Bank shall have been previously obtained, terminate and cancel this Agreement by delivery of written notice of such action to the other parties.

         Section  7.04.  Denial  of  Regulatory  Approval.   If  any  regulatory
                         --------------------------------
application filed pursuant to Section 5.01 hereof should be finally denied or disapproved by a regulatory authority, then this Agreement thereupon shall be deemed terminated and canceled; provided, however, that a request for additional information or undertaking by FBA, as a condition for approval, shall not be deemed to be a denial or disapproval so long as FBA diligently provides the requested information or undertaking. In the event an application is denied pending an appeal, petition for review or similar such act on the part of FBA (hereinafter referred to as the "Appeal") then the application will be deemed denied unless FBA prepares and timely files an Appeal and continues the appellate process for purposes of obtaining the necessary approval.

         Section  7.05.  Environmental Reports. FBA may terminate this Agreement
                         ----------------------
to the extent provided in Section 4.05 by giving written notice of such termination to Millennium Bank.

         Section  7.06.  Regulatory  Enforcement  Matters.  In  the  event  that
                         --------------------------------
Millennium Bank shall become a party or subject to any new or amended written agreement, memorandum of understanding, cease and desist order, imposition of civil money penalties or other regulatory enforcement action or proceeding with any regulatory authority after the date of this Agreement, then FBA may terminate this Agreement by giving written notice of such termination to Millennium Bank.

         Section  7.07.  Unilateral  Termination.  If the Closing Date shall not
                         -----------------------
have occurred on or prior to the day which is 240 days after the date of this Agreement, then this Agreement may be terminated by any party by giving written notice to the other parties.

         Section 7.08.   Acquisition Proposal.  Millennium  Bank  may  terminate
                         --------------------
this Agreement if its Board of Directors shall have approved an Acquisition Proposal after determining, upon the basis of the written legal advice of outside counsel (who may be Millennium Bank's regular outside counsel), that such approval is required in the exercise of its fiduciary obligations under applicable law.

         Section  7.09.  Liquidated  Damages.  In the event  that  either FBA or
                         -------------------
Millennium Bank shall have breached any provision of this Agreement and the other party shall have properly terminated this Agreement pursuant to Section 7.02, then the party breaching this Agreement shall be liable to the non-breaching party for liquidated damages in the amount of $500,000. The amount of liquidated damages has been agreed to by the parties based upon their good faith analysis of the range of actual damages likely to be sustained by a non-breaching party, recognizing that the actual damages, including but not limited to fees of attorneys and other advisers, other out-of-pocket costs, opportunity costs and other potential direct and consequential damages would be difficult to ascertain with certainty; that the amount of liquidated damages is a reasonable amount as of the time this Agreement has been negotiated; and that no portion of such damages is intended to operate as a penalty to any party.

Section 7.10.  Break-up Fee.
               ------------

         (a) Millennium Bank hereby agrees to pay to FBA, and FBA shall be entitled to payment of, a fee in the amount of $750,000 (the "Fee") in immediately available funds within five business days after a proper written demand therefor by FBA following the occurrence of a Purchase Event (as defined herein), provided, that the right to receive the Fee shall terminate if any of the following (a "Fee Termination Event") occurs prior to the occurrence of a Purchase Event: (i) the Effective Time of the Merger; (ii) termination of this Agreement in accordance with the provisions hereof if such termination occurs prior to the occurrence of a Preliminary Purchase Event (as defined herein), except a termination by FBA pursuant to Section 7.02 hereof; or (iii) the expiration of eighteen months after termination of this Agreement if such termination follows the occurrence of a Preliminary Purchase Event or a termination by FBA pursuant to Section 7.02 hereof (provided that if a Preliminary Purchase Event continues or occurs beyond such termination, the Fee Termination Event shall be 18 months after the expiration of the Last Preliminary Purchase Event (or 12 months thereafter if the only continuing Preliminary Purchase Event or Events are those described in subsections (b)(ii),
(b)(iii) or (b)(v) hereof), but in no event more than 24 months after such termination (or 18 months if the only continuing Preliminary Purchase Event or Events are those described in subsections (b)(ii), (b)(iii) or (b)(v)). The "Last Preliminary Purchase Event" shall mean the last Preliminary Purchase Event to expire.

         (b) The term "Preliminary Purchase Event" shall mean any of the following events or transactions occurring after the date hereof:

                  (i) Millennium Bank, without having received FBA's prior written consent, shall have entered into an agreement to engage in an Acquisition Transaction (as defined herein) with any person (the term "person" for purposes of this Agreement having the meaning assigned thereto in Sections 3(a)(9) and 13(d)(3) of the Exchange Act of 1934 and the rules and regulations thereunder) other than FBA or a subsidiary of FBA (an "FBA Subsidiary"), or the Board of Directors of Millennium Bank shall have approved or recommended that the shareholders of Millennium Bank approve or accept any Acquisition Transaction with any person other than FBA or an FBA Subsidiary. For purposes of this Agreement, "Acquisition Transaction" shall mean (A) a merger, consolidation or any similar transaction involving Millennium Bank, (B) a purchase, lease or other acquisition of all or substantially all of the assets of Millennium Bank, (C) a purchase or other acquisition in compliance with applicable laws and regulations (including by way of merger, consolidation, share exchange or otherwise) of securities representing 10% or more of the voting power of Millennium Bank, or (D) any transaction substantially similar in effect to any of the foregoing;

                  (ii) (A) any person (other than FBA or an FBA Subsidiary) shall have acquired beneficial ownership or the right to acquire beneficial ownership of 10% or more of any class of voting securities of Millennium Bank (the term "beneficial ownership" for purposes of this Agreement having the meaning assigned thereto under Section 13(d) of the Exchange Act and the rules and regulations thereunder), or (B) any group (as such term is defined in Section 13(d) of the Exchange
         Act) other than a group of which FBA or an FBA Subsidiary is a member, shall have been formed that beneficially owns 10% or more of any class of voting securities of Millennium Bank;

                  (iii) any person other than FBA or an FBA Subsidiary shall have made a bona fide proposal to Millennium Bank or its shareholders, by public announcement or written communication, to engage in an Acquisition Transaction (including, without limitation, any transaction which any person other than FBA or an FBA Subsidiary shall have commenced, or shall have filed a registration statement under the Securities Act of 1933, as amended, with respect to, a tender offer or exchange offer to purchase any shares of Millennium Bank Common) such that, upon consummation of the offer, such person would own or control 25% or more of the then outstanding shares of Millennium Bank Common (such an offer being referred to herein as a "Tender Offer" or an "Exchange Offer," respectively);

                  (iv) after a proposalis made by a third party to Millennium Bank or its shareholders to engage in an Acquisition Transaction, Millennium Bank shall have breached any covenant or obligation contained in this Agreement, such breach would entitle FBA to terminate this Agreement under Section 7.02 of this Agreement and such breach shall not have been cured within 30 days after written notice thereof from FBA;

                  (v) any person other than FBA or an FBA Subsidiary, other than in connection with a transaction to which FBA has given its prior written consent, shall have filed an application or notice with a governmental authority or regulatory or administrative agency or commission, domestic or foreign, for approval to engage in an Acquisition Transaction; or

                  (vi) the holders of Millennium Bank Common shall not have approved this Agreement at the meeting of shareholders held for the purpose of voting on this Agreement, such meeting shall not have been held or shall have been canceled prior to termination of this Agreement, or Millennium Bank's Board of Directors shall have withdrawn or modified in a manner adverse to FBA the recommendation of Millennium Bank's Board of Directors with respect to this Agreement, in each case after any person (other than FBA or an FBA Subsidiary) shall have (A) made or disclosed an intention to make a proposal to engage in an Acquisition Transaction or (B) commenced a Tender Offer or an Exchange Offer.

         (c) the Term "Purchase Event" shall mean either of the following events or transactions occurring after the date hereof:

                  (i) the acquisition in compliance with applicable laws and regulations by any person, other than FBA or an FBA Subsidiary, alone or together with such person's affiliates and associates, or any group (as defined in Section 13(d) of the Exchange Act), of beneficial ownership of 25% or more of the then outstanding voting securities of Millennium Bank; or

                  (ii) the occurrence of a Preliminary Purchase Event described in Section 7.10(b)(i), except that the percentage referred to in clause
         (C) shall be 25%.

         (d) Millennium Bank shall notify FBA promptly in writing of its knowledge of the occurrence of any Preliminary Purchase Event or Purchase Event, and FBA shall be required to make a written demand for payment of the fee not later than 90 days following its receipt of notice from Millennium Bank; provided, however, that the giving of notice by Millennium Bank shall not be a condition precedent to the right of FBA to receive payment of the Fee.

                         ARTICLE VIII GENERAL PROVISIONS

         Section 8.01.   Confidential Information.  The  parties acknowledge the
                         ------------------------
confidential and proprietary nature of the "Information" (as herein defined) which has heretofore been exchanged and which will be received from each other hereunder and agree to hold and keep the same confidential. Such Information will include any and all financial, technical, commercial, marketing, customer or other information concerning the business, operations and affairs of a party that may be provided to the others, irrespective of the form of the communications, by such party's employees or agents. Such Information shall not include information which is or becomes generally available to the public other than as a result of a disclosure by a party or its representatives in violation of this Agreement. The parties agree that the Information will be used solely for the purposes contemplated by this Agreement and that such Information will not be disclosed to any person other than employees and agents of a party who are directly involved in implementing the Merger, who shall be informed of the confidential nature of the Information and directed individually to abide by the restrictions set forth in this Section 8.01. The Information shall not be used in any way detrimental to a party, including use directly or indirectly in the conduct of the other party's business or any business or enterprise in which such party may have an interest, now or in the future, and whether or not now in competition with such other party.

         Section 8.02.   Publicity. FBA and Millennium Bank shall cooperate with
                         ---------
each other in the development and distribution of all news releases and other public disclosures concerning this Agreement and the Merger. Neither party shall issue any news release or make any other public disclosure without the prior consent of the other party, unless such is required by law upon the written advice of counsel or is in response to published newspaper or other mass media reports regarding the transaction contemplated hereby, in which latter event the parties shall consult with each other to the extent practicable regarding such responsive public disclosure.

         Section 8.03.   Return of Documents. Upon termination of this Agreement
                         -------------------
without the Merger becoming effective, each party shall deliver to the others originals and all copies of all Information made available to such party and will not retain any copies, extracts or other reproductions, in whole or in part, of such Information.

         Section 8.04.   Notices.  Any notice or other communication shall be in
                         -------
writing and shall be deemed to have been given or made on the date of delivery, in the case of hand delivery, or three (3) business days after deposit in the United States Registered Mail, postage prepaid, or upon receipt if transmitted by facsimile telecopy or any other means, addressed (in any case) as follows:

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

(b)      if to Millennium Bank:            Millennium Bank
                                           180 Sansome Street
                                           San Francisco, California 94104
                                           Attention: Bruce MacQueen, President
                                           Facsimile: (415) 434-0358

         with a copy to:                   McCutchen Doyle Brown & Enersen LLP
                                           Three Embarcadero Center
                                           San Francisco, CA 94111
                                           Attention: James M. Rockett
                                           Facsimile: (415) 393-2286

or to such other address as any party may from time to time designate by notice to the others.

         Section  8.05.  Nonsurvival   of   Representations,   Warranties    and
                         -------------------------------------------------------
Agreements.  Except for the agreements set forth in Sections 5.04,  5.06,  8.01,
----------
8.03 and 8.06, no representation, warranty or agreement contained herein shall survive the Closing. In the event that this Agreement is terminated prior to Closing, the representations, warranties and agreements set forth herein shall survive such termination.

         Section 8.06.   Costs and Expenses. Except as may be otherwise provided
                         ------------------
herein, each party shall pay its own costs and expenses incurred in connection with this Agreement and the matters contemplated hereby, including without limitation all fees and expenses of attorneys, accountants, brokers, financial advisors and other professionals.

         Section  8.07.  Entire  Agreement.  This  Agreement,  together with the
                         -----------------
Merger Agreement, constitutes the entire agreement among the parties and supersedes and cancels any and all prior discussions, negotiations, undertakings, agreements in principle and other agreements among the parties relating to the subject matter hereof.

         Section  8.08.  Headings  and  Captions.  The  captions of Articles and
                         -----------------------
Sections hereof are for convenience only and shall not control or affect the meaning or construction of any of the provisions of this Agreement.

         Section  8.09.  Waiver, Amendment or Modification.   The  conditions of
                         ---------------------------------
this Agreement which may be waived may only be waived by written notice delivered to the other parties. The failure of any party at any time or times to require performance of any provision hereof shall in no manner affect the right at a later time to enforce the same. This Agreement may not be amended or modified except by a written document duly executed by the parties hereto.

         Section  8.10.  Rules of  Construction.  Unless the  context  otherwise
                         ----------------------
requires: (a) a term has the meaning assigned to it; (b) an accounting term not otherwise defined has the meaning assigned to it in accordance with generally accepted accounting principles; (c) "or" is not exclusive; and (d) words in the singular may include the plural and in the plural include the singular.

         Section  8.11.  Counterparts.  This   Agreement   may  be  executed  in
                         ------------
multiple counterparts, each of which shall be deemed an original and all of which shall be deemed one and the same instrument.

         Section  8.12.  Successors and Assigns. This Agreement shall be binding
                         ----------------------
upon and inure to the benefit of the parties hereto and their respective successors and assigns. There shall be no third party beneficiaries hereof.

         Section  8.13.  Governing  Law.  This  Agreement  shall  be governed by
                         --------------
the laws of the State of California and any applicable federal laws and regulations.

         IN WITNESS WHEREOF, FBA and Millennium Bank have caused this Agreement to be signed by their respective officers thereunto duly authorized, all as of the date first written above.

                                  FIRST BANKS AMERICA, INC.

                                  By: /s/Allen H. Blake
                                  ----------------------------
                                  Its:Executive Vice President
                                  ----------------------------

                                  MILLENNIUM BANK

                                  By: /s/Bruce K. MacQueen
                                  ----------------------------
                                  Its:President and CEO
                                  ----------------------------

                                 EXHIBIT 1.06(a)

            Legal Opinion Matters Millennium Bank ("Millennium Bank")

         1. The due incorporation, valid existence and good standing of Millennium Bank under the laws of the State of California, its power and authority to own and operate its properties and to carry on its business as now conducted, and its power and authority to enter into the Agreement and the Merger Agreement and to consummate the transactions contemplated by the Agreement and the Merger Agreement.

         2. With respect to Millennium Bank: (i) the number of authorized, issued and outstanding shares of capital stock of Millennium Bank immediately prior to the Closing, (ii) the nonexistence of any violation of the preemptive or subscription rights of any person, (iii) the nonexistence of any outstanding options, warrants, or other rights to acquire, or securities convertible into, any equity security of Millennium Bank, except as set forth in Section 2.01 of the Agreement and (iv) the nonexistence of any obligation, contingent or otherwise, to reacquire any shares of capital stock of Millennium Bank.

         3. The due and proper performance of all corporate acts and other proceedings necessary or required to be taken by Millennium Bank to authorize the execution, delivery and performance of the Agreement and the Merger Agreement, the due execution and delivery of the Agreement and the Merger Agreement by Millennium Bank, and the Agreement and the Merger Agreement as valid and binding obligations of Millennium Bank, enforceable against Millennium Bank in accordance with their respective terms (subject to the provisions of bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium or similar laws affecting the enforceability of creditors' rights generally from time to time in effect, and equitable principles relating to the granting of specific performance and other equitable remedies as a matter of judicial discretion).

         4. The execution of the Agreement and the Merger Agreement by Millennium Bank and the consummation of the Merger do not violate or cause a default under its Articles of Incorporation or Bylaws, any statute, regulation or rule applicable to Millennium Bank or any judgment, order or decree known to counsel against, or any material agreement known to counsel and binding upon, Millennium Bank.

         5. The receipt of all required consents, approvals, orders and authorizations of, and registrations, declaration and filings with and notices to, any court, administrative agency and commission and other governmental authority and instrumentality, domestic and foreign, and every other person and entity required to be obtained or made by Millennium Bank in connection with the execution and delivery of the Agreement and the Merger Agreement by Millennium Bank, the performance of its obligations thereunder and the consummation of the transactions contemplated therein.

         6. The nonexistence of any material actions, suits, proceedings, orders, investigations or claims pending or threatened against or affecting Millennium Bank which, if adversely determined, would have a material adverse effect upon their respective properties or assets or the consummation of the Merger.

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

                                    EXHIBIT A

                               AGREEMENT OF MERGER

         This Agreement of Merger is entered into between Newco, a California corporation ("Merging Corporation"), and Millennium Bank, a California banking corporation ("Surviving Corporation").

         1.      Merging Corporation shall be merged into Surviving Corporation.

         2. The outstanding shares of Surviving Corporation shall be converted into the right to receive cash consideration of $_______ per share.


         3. The outstanding shares of Merging Corporation shall be converted into an equal number of shares of Surviving Corporation, so that immediately following the effective time of the merger, the number of outstanding shares of common stock of the Surviving Corporation shall be equal to the number of outstanding shares of common stock of the Merging Corporation immediately prior to the Merger.

         4. Until amended in accordance with applicable law, the Articles of Incorporation and Bylaws of Surviving Corporation remain the same as those of the Surviving Corporation immediately prior to the merger.

         5. The effect and the effective date of the merger shall be as prescribed by applicable law.

         IN WITNESS WHEREOF, the parties have executed this Agreement as of ____________________, 2000.


NEWCO                                             MILLENNIUM BANK



-------------------------                         ---------------------------
President                                         President



-------------------------                         ---------------------------
Secretary                                         Secretary

                                                                 EXHIBIT 10(gg)




                          AGREEMENT AND PLAN OF MERGER





                                  by and among


                               FIRST BANKS, INC.,
                             a Missouri corporation,



                           FIRST BANKS AMERICA, INC.,
                             a Delaware corporation,


                                  REDWOOD BANK,
                        a California banking corporation,


                           THE SAN FRANCISCO COMPANY,
                             a Delaware corporation


                                       and


                             BANK OF SAN FRANCISCO,
                        a California banking corporation




                               September 22, 2000

                                TABLE OF CONTENTS


ARTICLE I - TERMS OF THE MERGER & CLOSING; CONVERSION OF SHARES

         Section 1.01.     The Merger...........................................................................  1
         Section 1.02.     Effects of the Merger................................................................  1
         Section 1.03.     Conversion of Shares.................................................................  1
         Section 1.04.     The Closing........................................................................... 2
         Section 1.05.     The Closing Date...................................................................... 2
         Section 1.06.     Actions At Closing.................................................................... 2
         Section 1.07.     Deposit of Merger Consideration....................................................... 3
         Section 1.08.     Exchange of Certificates.............................................................. 4

ARTICLE II - REPRESENTATIONS AND WARRANTIES OF BANCORP AND BANK OF SAN FRANCISCO

         Section 2.01.     Organization and Capital Stock; Standing and Authority................................ 5
         Section 2.02.     Authorization; No Defaults............................................................ 5
         Section 2.03.     Subsidiaries.......................................................................... 6
         Section 2.04.     Financial Information................................................................. 6
         Section 2.05.     Absence of Changes.................................................................... 7
         Section 2.06.     Regulatory Enforcement Matters........................................................ 7
         Section 2.07.     Tax Matters........................................................................... 7
         Section 2.08.     Litigation............................................................................ 7
         Section 2.09.     Properties, Contracts, Employee Benefit Plans and Other Agreements.................... 8
         Section 2.10.     Reports............................................................................... 9
         Section 2.11.     Investment Portfolio.................................................................. 9
         Section 2.12.     Loan Portfolio........................................................................ 9
         Section 2.13.     Employee Matters and ERISA........................................................... 10
         Section 2.14.     Title to Properties; Licenses; Insurance............................................. 11
         Section 2.15.     Environmental Matters................................................................ 11
         Section 2.16.     Compliance with Laws and Regulations................................................. 12
         Section 2.17.     Brokerage............................................................................ 12
         Section 2.18.     No Undisclosed Liabilities........................................................... 12
         Section 2.19.     Statements True and Correct.......................................................... 12
         Section 2.20.     Commitments and Contracts............................................................ 12
         Section 2.21.     Material Interest of Certain Persons................................................. 13
         Section 2.22.     Conduct to Date...................................................................... 13
         Section 2.23.     Irrevocable Proxy.................................................................... 14




ARTICLE III - REPRESENTATIONS AND WARRANTIES OF FIRST BANKS, FBA AND REDWOOD

         Section 3.01.     Organization......................................................................... 14
         Section 3.02.     Authorization........................................................................ 14
         Section 3.03.     Litigation........................................................................... 15
         Section 3.04.     Statements True and Correct.......................................................... 15
         Section 3.05.     Financial Information................................................................ 15
         Section 3.06.     Absence of Changes................................................................... 15
         Section 3.07.     Ability to Consummate the Merger..................................................... 15

ARTICLE IV - AGREEMENTS OF BANCORP AND BANK OF SAN FRANCISCO

         Section 4.01.     Business in Ordinary Course.......................................................... 16
         Section 4.02.     Breaches............................................................................. 18
         Section 4.03.     Submission to Shareholders........................................................... 18
         Section 4.04.     Consummation of Agreement............................................................ 18
         Section 4.05.     Environmental Reports................................................................ 19
         Section 4.06.     Access to Information................................................................ 19
         Section 4.07.     Consents of Third Parties............................................................ 19
         Section 4.08.     Subsequent Financial Statements...................................................... 19
         Section 4.09.     Merger of Banks.......................................................................20

ARTICLE V - AGREEMENTS OF FIRST BANKS, FBA AND REDWOOD

         Section 5.01.     Regulatory Approvals................................................................. 20
         Section 5.02.     Breaches............................................................................. 20
         Section 5.03.     Consummation of Agreement............................................................ 20
         Section 5.04.     Employee Benefits.................................................................... 21
         Section 5.05.     Indemnification...................................................................... 21
         Section 5.06.     Completion of Financing.............................................................. 22

ARTICLE VI - CONDITIONS PRECEDENT TO THE MERGER

         Section 6.01.     Conditions to the Obligations of First Banks, FBA and Redwood........................ 22
         Section 6.02.     Conditions to the Obligations of Bancorp and Bank of San Francisco................... 23



ARTICLE VII - TERMINATION

         Section 7.01.     Mutual Agreement..................................................................... 24
         Section 7.02.     Breach of Agreements................................................................. 24
         Section 7.03.     Failure of Conditions................................................................ 24
         Section 7.04.     Denial of Regulatory Approval........................................................ 24
         Section 7.05.     Environmental Reports................................................................ 24
         Section 7.06.     Regulatory Enforcement Matters....................................................... 24
         Section 7.07.     Unilateral Termination............................................................... 25

ARTICLE VIII - GENERAL PROVISIONS

         Section 8.01.     Confidential Information............................................................. 25
         Section 8.02.     Publicity............................................................................ 25
         Section 8.03.     Return of Documents.................................................................. 25
         Section 8.04.     Notices.............................................................................. 25
         Section 8.05.     Nonsurvival of Representations, Warranties and Agreements............................ 27
         Section 8.06.     Costs and Expenses................................................................... 27
         Section 8.07.     Entire Agreement..................................................................... 27
         Section 8.08.     Headings and Captions................................................................ 27
         Section 8.09.     Waiver, Amendment or Modification.................................................... 27
         Section 8.10.     Rules of Construction................................................................ 27
         Section 8.11.     Counterparts......................................................................... 27
         Section 8.12.     Successors and Assigns............................................................... 27
         Section 8.13.     Governing Law........................................................................ 28

         Signatures............................................................................................. 29

                          AGREEMENT AND PLAN OF MERGER


         This Agreement and Plan of Merger, dated as of September 22, 2000, is by and among First Banks, Inc., a bank holding company organized as a Missouri corporation ("First Banks"), First Banks America, Inc., a bank holding company organized as a Delaware corporation which is a majority-owned subsidiary of First Banks ("FBA"), Redwood Bank, a California banking corporation which is a wholly-owned subsidiary of FBA ("Redwood"), The San Francisco Company, a bank holding company organized as a Delaware corporation ("Bancorp"), and Bank of San Francisco, a California banking corporation which is a wholly-owned subsidiary of Bancorp ("Bank of San Francisco"). This Agreement and Plan of Merger is hereinafter referred to as the "Agreement."

         In consideration of the mutual representations, warranties, agreements and covenants contained herein, First Banks, FBA, Redwood, Bancorp and Bank of San Francisco hereby agree as follows:


                                    ARTICLE I

                    TERMS OF THE MERGER & CLOSING; CONVERSION
                                    OF SHARES

         Section 1.01. The Merger. FBA will organize an interim subsidiary ("Newco") and, subject to the receipt of required regulatory approvals and the satisfaction or waiver of the conditions set forth in Article VI of this Agreement, FBA will cause Newco to merge with and into Bancorp (the "Merger") pursuant to the Delaware General Corporation Law ("Corporate Law"). This Agreement also contemplates that, immediately following the Effective Time (as defined in Section 1.05 hereof), the Bank Merger (as such term is defined in
Section 4.09) will occur.

         Section 1.02. Effects of the Merger. (a) The Merger shall have all of the effects provided by Corporate Law and this Agreement, and the separate corporate existence of Newco shall cease on consummation of the Merger and be combined in Bancorp.

         (b) The Certificate of Incorporation of Bancorp from and after the Effective Time shall be amended as set forth on Exhibit A attached hereto.

         (c) The Bylaws of Bancorp from and after the Effective Time shall be the same as the Bylaws of Newco immediately prior to the Effective Time, except for the corporate name which shall continue to be "The San Francisco Company."

         (d) The directors and officers of Bancorp from and after the Effective Time shall be the persons serving as the directors and officers of Newco immediately prior to the Effective Time.

         Section 1.03. Conversion Of Shares. (a) At the Effective Time, each share of Class A Common Stock, $.01 par value, of Bancorp ("Bancorp Common") issued and outstanding immediately prior to the Effective Time shall be converted into the right to receive $1.95 (the "Common Share Merger Price"), and each share of 8% Series B Convertible Preferred Stock, $.01 par value, of Bancorp ("Bancorp Preferred") issued and outstanding immediately prior to the Effective Time shall be converted into the right to receive $7.00 plus, in the case of Bancorp Preferred, any then outstanding accumulated and unpaid dividends (the "Preferred Share Merger Price" and, together with the Common Share Merger Price, the "Merger Consideration"); provided, however, that shares of Bancorp Common and Bancorp Preferred held in the treasury of Bancorp or by any direct or indirect subsidiary of Bancorp immediately prior to the Effective Time shall be canceled. The Common Share Merger Price may be adjusted by virtue of the provisions of Section 7.05 of this Agreement, in which case all references herein to the amount of consideration to be paid by FBA pursuant to the Merger shall be deemed to reflect the amount of any adjustment duly made in accordance with such Section.

         (b) The stock transfer books of Bancorp shall be closed, and no share transfers will be permitted after the Effective Time. At the Effective Time, by virtue of the Merger and without any action on the part of the holders thereof, all of the shares of Bancorp Common and Bancorp Preferred (collectively, the "Bancorp Stock") shall cease to be outstanding and be canceled. Each certificate previously representing shares of Bancorp Stock (a "Certificate") shall thereafter only represent the right to receive the cash into which the shares of Bancorp Stock represented by such Certificate have been converted pursuant to this Section 1.03.

         (c) If holders of Bancorp Stock are entitled to require appraisal of their shares under applicable Corporate Law, shares held by a dissenting holder who has perfected the right to obtain an appraisal of his shares shall not be converted as described in this Section 1.03, but from and after the Effective Time shall represent only the right to receive such consideration as may be determined pursuant to applicable Corporate Law; provided, however, that each share of Bancorp Stock outstanding immediately prior to the Effective Time and held by a dissenting holder who after the Effective Time shall withdraw his demand for appraisal or lose his right of appraisal shall thereafter have only such rights as are provided under applicable Corporate Law.

         (d) Any options to purchase shares of Bancorp Common ("Bancorp Options") which are outstanding immediately prior to the Effective Time and then exercisable at a price less than the Common Share Merger Price may be surrendered to Bancorp as of the Effective Time. FBA shall pay for each share of Bancorp Common covered by a Bancorp Option exercised or surrendered pursuant to this Section 1.03(d) an amount equal to the difference between the Common Share Merger Price and the exercise price per share of the options surrendered. All Bancorp Options that are not exercised or surrendered in accordance with the preceding sentence shall be canceled as of the Effective Time.

         (e) At the Effective Time, the outstanding shares of common stock of Newco shall be converted into an equal number of shares of Bancorp Common, so that immediately following the Effective Time, the number of outstanding shares of common stock of Bancorp shall be equal to the number of outstanding shares of common stock of Newco immediately prior to the Merger.

         Section 1.04. The Closing. The closing of the Merger (the "Closing") shall take place at the location mutually agreeable to the parties hereto at 10:00 a.m. local time on the Closing Date described in Section 1.05 of this Agreement.

         Section 1.05. The Closing Date. At FBA's option, the Closing shall take place on either the last business day of the month during which each of the conditions in Sections 6.01 and 6.02 is satisfied or waived by the appropriate party or the first business day of the succeeding month, or on such other date as Bancorp and FBA may agree (the "Closing Date"). The Merger shall be effective upon the filing of a Certificate of Merger with the Secretary of State of the State of Delaware or at a later time specified in the Certificate of Merger (the "Effective Time").

         Section 1.06. Actions At Closing. (a) At the Closing, Bancorp shall deliver to FBA:

         (i) certified copies of the Certificate of Incorporation and Bylaws of Bancorp and the Articles or Certificate of Incorporation and Bylaws of each of its subsidiaries;

         (ii) certificates signed by the Chief Executive Officers of Bancorp and Bank of San Francisco on behalf of such entities stating that (A) each of the representations and warranties contained in Article II is true and correct in all material respects at the time of the Closing with the same force and effect as if such representations and warranties had been made at the Closing (except to the extent any representation or warranty expressly speaks as of an earlier date), and (B) all of the conditions set forth in Section 6.01 have been satisfied or waived as provided therein;

         (iii) certified copies of resolutions of the Boards of Directors of Bancorp and Bank of San Francisco and of the shareholders of Bancorp, establishing the requisite approvals under applicable Corporate Law of this Agreement, the Merger and the other transactions contemplated hereby;

         (iv) tax clearance certificates issued by the Franchise Tax Board of the State of California with respect to Bancorp and each of its subsidiaries, dated a recent date, stating that all taxes imposed under the Bank and Corporation Tax Law on such corporations have been paid or adequately secured;

         (v) a legal opinion from counsel for Bancorp and Bank of San Francisco (which counsel shall be reasonably acceptable to FBA) with respect to the matters listed in Exhibit 1.06(a) hereto, in form reasonably satisfactory to FBA and its counsel; and

         (vi) evidence of the receipt of all required consents and approvals from federal and state regulatory agencies and other governmental bodies, if any, with respect to the consummation of the Merger, the Bank Merger and each of the transactions contemplated herein.

         (b)  At the Closing, FBA shall deliver to Bancorp:

         (i) certificates signed by the Presidents of First Banks, FBA and Redwood on behalf of such entities stating that (A) each of the representations and warranties contained in Article III is true and correct in all material respects at the time of the Closing with the same force and effect as if such representations and warranties had been made at the Closing (except to the extent any representation or warranty expressly speaks as of an earlier date), and (B) all of the conditions set forth in Section 6.02 have been satisfied or waived as provided therein;

         (ii) certified copies of resolutions of the Boards of Directors of First Banks, FBA and Redwood, establishing the requisite approvals under applicable Corporate Law of this Agreement, the Merger and the other transactions contemplated hereby;

         (iii) a legal opinion from John S. Daniels, counsel for FBA and Redwood, with respect to the matters listed in Exhibit 1.06(b) hereto, in form reasonably satisfactory to Bancorp and the Trustee and their respective counsel; and

         (iv) evidence of the receipt of all required consents and approvals from federal and state regulatory agencies and other governmental bodies, if any, with respect to the consummation of the Merger, the Bank Merger and each of the transactions contemplated herein.

         Section  1.07.  Deposit  of  Merger  Consideration.  At or prior to the
Effective Time, FBA shall deposit or cause to be deposited with First Bank, a Missouri banking corporation which is a wholly-owned subsidiary of First Banks, or another bank or trust company (which may be an affiliate of FBA) selected by FBA and reasonably satisfactory to Bancorp (the "Exchange Agent"), for exchange in accordance with Section 1.08, the requisite amount of cash to be paid pursuant to Section 1.03 in exchange for the outstanding shares of Bancorp Stock and the Bancorp Options exercised or surrendered pursuant to this Agreement (such amount being referred to as the "Exchange Fund").

         Section 1.08. Exchange of Certificates. (a) As soon as reasonably practicable after the Effective Time, FBA shall cause the Exchange Agent to mail to each record holder of shares of Bancorp Stock a form letter of transmittal (which shall specify that delivery shall be effected, and risk of loss and title to certificates shall pass, only upon proper delivery of the certificates to the Exchange Agent) and instructions for surrendering certificates evidencing shares of Bancorp stock in exchange for the amount of cash into which such shares shall have been converted pursuant to Section 1.03. The letter of transmittal shall be in such form and have such other provisions as FBA may reasonably specify (subject to the right of Bancorp to review both the letter of transmittal and the instructions prior to the Effective Time and provide reasonable comments thereon). Upon surrender to the Exchange Agent of such a certificate for exchange and cancellation, together with a duly executed letter of transmittal (both in proper form), the holder of such certificate shall be entitled to receive in exchange therefor a check representing the amount of cash which such holder has the right to receive in respect of the certificate or certificates so surrendered, without interest, and the certificate or certificate so surrendered shall be canceled.

         (b) Notwithstanding subsection (a), FBA shall cooperate in making arrangement for payment to the Trustee (as defined in Section 2.23) at the Closing by wire transfer of immediately available funds to an account in the United States designated by the Trustee, against delivery of certificates representing Bancorp Stock registered in the Trustee's name.

         (c) If any payment for shares of Bancorp Stock is to be made in a name other than that in which the certificate surrendered in exchange therefor is registered, it shall be a condition of such payment that the certificate so surrendered shall be properly endorsed or accompanied by an appropriate instrument of transfer and otherwise in proper form for transfer, and that the person requesting such exchange shall pay to the Exchange Agent in advance any transfer or other taxes required by reason of the payment to a person other than the registered holder of the certificate surrendered, or required for any other reason, or shall establish to the satisfaction of the Exchange Agent that such taxes have been paid or are not payable.

         (d) After the Effective Time, there shall be no transfers on the stock transfer books of Bancorp of any shares of Bancorp Stock.

         (e) At any time following six months after the Effective Time, FBA shall be entitled to terminate the Exchange Agent relationship and assume the duties of the Exchange Agent provided in Section 1.07, and thereafter holders of certificates evidencing shares of Bancorp Stock shall be entitled to look only to FBA (subject to abandoned property, escheat or other similar laws) with respect to the surrender and exchange of certificates.

         (f) In the event any certificate shall have been lost, stolen or destroyed, upon the presentation to the Exchange Agent of an affidavit of that fact by the person claiming the same and, if required by FBA, the posting by such person of a bond in such amount as FBA may direct as indemnity against any claim that may be made against it with respect to such certificate, the Exchange Agent will issue in exchange for such certificate a check for the amount of cash payable in respect of the shares represented by such certificate.

                                   ARTICLE II

                         REPRESENTATIONS AND WARRANTIES
                      OF BANCORP AND BANK OF SAN FRANCISCO

         Except as otherwise disclosed in that section of the disclosure schedule executed by the parties to this Agreement concurrently with the execution hereof (the "Disclosure Schedule") corresponding to a particular representation or warranty, Bancorp and Bank of San Francisco each represent and warrant to First Banks, FBA and Redwood as follows:

         Section 2.01.   Organization and Capital Stock; Standing and Authority.

         (a) Bancorp is a corporation, and Bank of San Francisco is a banking corporation, and both of such corporations are duly organized, validly existing and in good standing under the laws of Delaware and California, respectively. Each of such corporations has the power to own all of its property and assets, to incur all of its liabilities and to carry on its business as now conducted.

         (b) As of the date hereof, the authorized capital stock of Bancorp consists of 100,000,000 shares of Bancorp Common, of which 29,320,725 are outstanding, and 5,000,000 shares of Bancorp Preferred, of which 15,869 are outstanding. All of the outstanding shares of Bancorp Stock are duly and validly issued, fully paid and non-assessable.

         (c) As of the date hereof, the authorized capital stock of Bank of San Francisco consists of 4,200,000 shares of common stock, $3.50 par value ("Bank Common"), of which 285,814 are outstanding, duly and validly issued, fully paid and non-assessable. None of the outstanding shares of Bancorp Common, Bancorp Preferred or Bank Common has been issued in violation of any preemptive rights.

         (d) Except as described above or disclosed in Section 2.01(d) of the Disclosure Schedule, there are no shares of capital stock or other equity securities of Bancorp or Bank of San Francisco issued or outstanding and no outstanding options, warrants, rights to subscribe for, calls or commitments of any character whatsoever relating to, or securities or rights convertible into or exchangeable for, shares of capital stock of Bancorp or Bank of San Francisco or contracts, commitments, understandings or arrangements by which either of them is or may be obligated to issue additional shares of capital stock.

         (e) Bank of San Francisco holds a current valid license to engage in the commercial banking business at its banking offices in California, and Bancorp and Bank of San Francisco are in material compliance with all agreements, understandings and orders of the Federal Reserve Board, the Federal Deposit Insurance Corporation ("FDIC") and other regulatory authorities having jurisdiction over their business, assets and properties. Neither the scope of the business of Bank of San Francisco nor the location of its properties requires it to be licensed to do business in any jurisdiction other than the State of California. The deposits of Bank of San Francisco are insured by the FDIC to the maximum extent permitted by applicable laws and regulations. Bancorp is a bank holding company registered pursuant to the Bank Holding Company Act, as amended.

         Section 2.02. Authorization; No Defaults. The Boards of Directors of Bancorp and Bank of San Francisco have by all requisite action approved this Agreement, the Merger and the Bank Merger and, in the case of Bancorp, the Proxy, and they have authorized the execution and delivery hereof on behalf of such corporations by duly authorized officers and the performance of their respective obligations thereunder. Bancorp, in its capacity as the sole holder of outstanding capital stock of Bank of San Francisco, has approved this Agreement, the Merger and the Bank Merger. Nothing in the Certificate of Incorporation or Bylaws of Bancorp, the Articles of Incorporation or Bylaws of Bank of San Francisco or any other agreement, instrument, decree, proceeding, law or regulation (except as specifically referred to in or contemplated by this Agreement) by or to which either entity is bound or subject would prohibit either of such corporations from consummating this Agreement, the Merger and the Bank Merger on the terms and conditions herein contained. This Agreement has been duly and validly executed and delivered by Bancorp and Bank of San Francisco and constitutes a legal, valid and binding obligation of each of them, enforceable against them in accordance with its terms. Neither Bancorp nor Bank of San Francisco is in default under nor in violation of any provision of its Certificate or Articles of Incorporation, as the case may be, Bylaws or, in any material respect, any promissory note, indenture or any evidence of indebtedness or security therefor, lease, contract, purchase or other material commitment or agreement.

         Section 2.03. Subsidiaries. Each of Bancorp's direct and indirect subsidiaries (hereinafter referred to singly as a "Bancorp Subsidiary" and collectively as the "Bancorp Subsidiaries"), the names and jurisdictions of incorporation of which are disclosed in Section 2.03 of the Disclosure Schedule, is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and each of the Bancorp Subsidiaries has the corporate power to own its properties and assets, to incur its liabilities and to carry on its business as now being conducted. The number of issued and outstanding shares of capital stock of each Bancorp Subsidiary and the ownership of such shares is set forth in Section 2.03 of the Disclosure Schedule, and all of such shares are owned by Bancorp or a Bancorp Subsidiary, free and clear of all liens, encumbrances, rights of first refusal, options or other restrictions of any nature whatsoever, except as disclosed in Section 2.03 of the Disclosure Schedule. Except as disclosed in Section 2.03 of the Disclosure Schedule, there are no options, warrants or rights outstanding to acquire any capital stock of any Bancorp Subsidiary, and no person or entity has any other right to purchase or acquire any unissued shares of stock of any Bancorp Subsidiary, nor does any Bancorp Subsidiary have any obligation of any nature with respect to its unissued shares of stock. Except as disclosed in Section 2.03 of the Disclosure Schedule, neither Bancorp nor any Bancorp Subsidiary is a party to any partnership or joint venture or owns an equity interest in any other business or enterprise.

         Section 2.04. Financial Information. The audited consolidated balance sheets of Bancorp and its subsidiaries as of December 31, 1999 and related consolidated income statements and statements of changes in shareholders' equity and of cash flows for the three years ended December 31, 1999, together with the notes thereto, included in Bancorp's Annual Report on Form 10-K for the year ended December 31, 1999 as currently on file with the Securities and Exchange Commission (the "SEC"); the unaudited consolidated balance sheets of Bancorp and its subsidiaries as of June 30, 2000 and related consolidated income statements and statements of changes in shareholders' equity and of cash flows for the three and six months ended June 30, 2000, together with the notes thereto, included in Bancorp's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 as currently on file with the SEC; and the year-end and quarter-end Reports of Condition and Reports of Income of Bank of San Francisco for 1999 and for the three month periods ended March 31, 2000 and June 30, 2000, respectively, as filed with the Federal Deposit Insurance Corporation (the "FDIC") (such financial statements and notes collectively referred to herein as the "Bancorp Financial Statements"), have been prepared in accordance with generally accepted accounting principles applied on a consistent basis throughout the periods indicated (except as may be disclosed therein and except for regulatory reporting differences required in Bank of San Francisco's reports) and fairly present the consolidated financial position and the consolidated results of operations, changes in shareholders' equity and cash flows of the respective entity and its respective consolidated subsidiaries as of the dates and for the periods indicated subject, in the case of any such statements which are unaudited, to normal year-end adjustments of accruals and the absence of footnotes and other normal presentational items.

         Section 2.05. Absence of Changes. Since December 31, 1999 there has not been any material adverse change in the financial condition, the results of operations or the business or prospects of Bancorp and its subsidiaries taken as a whole, nor have there been any events or transactions having such a material adverse effect which should be disclosed in order to make the Bancorp Financial Statements not misleading. Since June 30, 1999, the date of the most recent examination of Bank of San Francisco by the Department of Financial Institutions of the State of California (the "Financial Institutions Department"), there has been no material adverse change in the financial condition, the results of operations or the business of Bank of San Francisco except for any such changes as may be disclosed in Bank of San Francisco's Reports of Condition and Income filed since such date.

         Section 2.06.  Regulatory  Enforcement Matters.  Except as disclosed in
Section 2.06 of the Disclosure Schedule, neither Bancorp nor any Bancorp Subsidiary is subject to, or has been informed by any federal or state agency charged with the supervision or regulation of banks or bank holding companies or engaged in the insurance of bank deposits that it may become subject to, any order, agreement, memorandum of understanding or other regulatory enforcement action or proceeding of such agency.

         Section 2.07. Tax Matters. (a) Bancorp and the Bancorp Subsidiaries have filed all federal, state, local and foreign income, franchise, excise, sales, use, real and personal property and other tax returns required to be filed. All such returns fairly reflect the information required to be presented therein. All provisions for accrued but unpaid taxes contained in the Bancorp Financial Statements were made in accordance with generally accepted accounting principles and in the aggregate do not materially fail to provide for potential tax liabilities.

         (b) Except as disclosed in Section 2.07 of the Disclosure Schedule, Bancorp has not (i) executed an extension or waiver that is currently in effect with respect to any statute of limitations on the assessment or collection of any tax; (ii) entered into any tax sharing or tax allocation agreement or been a part of a consolidated group filing a consolidated tax return (other than a group of which Bancorp was the parent); (iii) become liable for a tax of any other person or entity pursuant to Treasury Regulation 1.1502-6 (or any similar provision of state, local or foreign laws) as a transferee or successor or by contract or otherwise; or (iv) made any payment, become obligated to make any payment or been party to a contract or agreement that would obligate it to make any payment that would be disallowed as a deduction under Section 280G or 162(m) of the Internal Revenue Code.

         (c) Except as disclosed in Section 2.07 of the Disclosure Schedule, there has not occurred during or after any taxable period in which Bancorp incurred a net operating loss that carries over to any taxable period ending after 1999 either (i) a direct ownership change of Bancorp as defined in Section 382(g) of the Internal Revenue Code or (ii) to the knowledge of Bancorp, an ownership change in any entity owning Bancorp Stock that would cause there to have been an ownership change of Bancorp as defined in such section.

         (d) All material elections with respect to taxes affecting Bancorp have been and will be timely made.

         Section 2.08. Litigation. Except as disclosed in Section 2.08 of the Disclosure Schedule, there is no litigation, claim or other proceeding pending or, to the knowledge of Bancorp, threatened against Bancorp or any of the Bancorp Subsidiaries, or of which the property of Bancorp or any of the Bancorp Subsidiaries is or would be subject.

         Section 2.09. Properties, Contracts, Employee Benefit Plans and Other Agreements Section 2.09 of the Disclosure Schedule specifically identifies the following:

         (a) each lease of real property to which Bancorp or any Bancorp Subsidiary is a party, identifying the parties thereto, the annual rental payable, the expiration date thereof and a brief description of the property covered;

         (b) all loan and credit agreements, conditional sales contracts or other title retention agreements or security agreements relating to money borrowed by Bancorp or a Bancorp Subsidiary and involving more than $10,000 individually or $25,000 in the aggregate, exclusive of deposit agreements with customers of Bank of San Francisco entered into in the ordinary course of business, agreements for the purchase of federal funds and repurchase agreements;

         (c) all agreements, loans, contracts, leases, guaranties, letters of credit, lines of credit or commitments of Bancorp or any Bancorp Subsidiary not referred to elsewhere in this Section 2.09 which:

         (i) involve payment by Bancorp or any Bancorp Subsidiary of more than $150,000 (other than loans, loan commitments or letters of credit);

         (ii) involve payments based on profits of Bancorp or any Bancorp Subsidiary;

         (iii) relate to the future purchase of goods or services in excess of the requirements of its respective business at current levels or for normal operating purposes;

         (iv)     were not made in the ordinary course of business;

         (v) materially affect the business or financial condition of Bancorp or any Bancorp Subsidiary; or

         (vi) require the consent or approval of any third party for the Merger and the Bank Merger to be consummated.

         (d) all contracts, agreements, plans and arrangements by which any profit sharing, group insurance, hospitalization, stock option, pension, retirement, bonus, deferred compensation, stock bonus, stock purchase, collective bargaining agreements, contracts or arrangements under which pensions, deferred compensation or other retirement benefits is being paid, or plans or arrangements established or maintained, sponsored or undertaken by Bancorp or any Bancorp Subsidiary for the benefit of officers, directors or employees, including each trust or other agreement with any custodian or any trustee for funds held under any such agreement, plan or arrangement, and in respect to any of them, the latest reports or forms, if any, filed with the Department of Labor and Pension Benefit Guaranty Corporation under ERISA (as defined below), any current financial or actuarial reports and any currently effective IRS private ruling or determination letters obtained by or for the benefit of Bancorp or any Bancorp Subsidiary;

         (e) all leases, subleases or licenses with respect to real or personal property, whether as lessor, lessee, licensor or licensee, with annual rental or other payments due thereunder in excess of $100,000;

         (f) all agreements for the employment, retention, engagement or indemnification, or with respect to the severance, of any officer, employee, agent, consultant or other person or entity which by its terms is not terminable by Bancorp or a Bancorp Subsidiary on thirty (30) days written notice or less without any payment by reason of such termination; and

         (g) the name and annual salary as of January 1, 2000 of each director or employee of Bancorp or any Bancorp Subsidiary with a salary in excess of $100,000.

         Copies of each document, plan or contract identified in Section 2.09 of
the   Disclosure   Schedule  are  appended  to  such  Schedule  and  are  hereby incorporated in and constitute a part of the Disclosure Schedule.

         Section 2.10. Reports. Bancorp and the Bancorp Subsidiaries have filed all reports and statements, together with any amendments required to be made with respect thereto, required to be filed with the SEC, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the Financial Institutions Department, the FDIC or any other governmental authority with jurisdiction over Bancorp or any Bancorp Subsidiary. As of the dates indicated thereon, each of such reports and documents, including any financial statements, exhibits and schedules thereto, complied in all material respects with the relevant statutes, rules and regulations enforced or promulgated by the regulatory authority with which they were filed, and did not contain any untrue statement of a material fact or omit to state any material fact required to be stated therein.

         Section 2.11. Investment Portfolio. All United States Treasury securities, obligations of other United States Government agencies and corporations, obligations of States and political subdivisions of the United States and other investment securities held by Bancorp or any Bancorp
Subsidiary, as reflected in the latest consolidated balance sheet of Bancorp included in the Bancorp Financial Statements, are carried in accordance with generally accepted accounting principles.

         Section 2.12. Loan Portfolio. Except as disclosed in Section 2.12 of the Disclosure Schedule, (a) all loans and discounts reflected in the Bancorp Financial Statements as of March 31, 2000 or which were or will be entered into after March 31, 2000 but before the Closing Date were and will be made in all material respects for good, valuable and adequate consideration in the ordinary course of the business of Bancorp and the Bancorp Subsidiaries, in accordance with sound lending practices (as would be followed by a reasonably prudent commercial bank), and they are not subject to any known defenses, setoffs or counterclaims, including without limitation any such as are afforded by usury or truth in lending laws, except as may be provided by bankruptcy, insolvency or similar laws or by general principles of equity;

         (b) the notes and other evidences of indebtedness evidencing such loans and all forms of pledges, mortgages and other collateral documents and security agreements are and will be in all material respects enforceable, valid, true and genuine and what they purport to be;

         (c) Bancorp and the Bancorp Subsidiaries have complied and will through the Closing Date comply with all laws and regulations relating to such loans, or to the extent there has not been such compliance, such failure to comply will not materially interfere with the collection of loans in an amount material to the loan portfolio of Bank of San Francisco. All loans and loan commitments extended by Bank of San Francisco and any extensions, renewals or continuations of such loans and loan commitments were made in accordance with its customary lending standards in the ordinary course of business. Such loans are evidenced by appropriate and sufficient documentation based upon customary and ordinary past practices of Bank of San Francisco; and

         (d) the reserve for loan losses reflected in the Bancorp Financial Statements as of June 30, 2000 was determined as of such date by Bancorp and Bank of San Francisco in accordance with the requirements of generally accepted accounting principles to be adequate to provide for losses on loans outstanding as of June 30, 2000.

         Section 2.13.  Employee  Matters and ERISA.  (a) Except as disclosed in
Section 2.13 (a) of the Disclosure Schedule, neither Bancorp nor any Bancorp Subsidiary has entered into any collective bargaining agreement with any labor organization with respect to any group of employees of Bancorp or any Bancorp Subsidiary, and there is no present effort nor existing proposal to attempt to unionize any group of employees of Bancorp or any Bancorp Subsidiary.

         (b)(i) Bancorp and the Bancorp Subsidiaries have been and are in compliance in all material respects with all applicable laws respecting employment and employment practices, terms and conditions of employment and wages and hours, including, without limitation, any laws respecting employment discrimination and occupational safety and health requirements, and neither Bancorp nor any Bancorp Subsidiary is engaged in any unfair labor practice; (ii) there is no unfair labor practice complaint against Bancorp or any Bancorp Subsidiary pending or, to the knowledge of Bancorp or Bank of San Francisco, threatened before the National Labor Relations Board; (iii) there is no labor dispute, strike, slowdown or stoppage actually pending or, to the knowledge of Bancorp or Bank of San Francisco, threatened against or directly affecting Bancorp or any Bancorp Subsidiary; and (iv) neither Bancorp nor any Bancorp Subsidiary has experienced any work stoppage or other material labor difficulty during the past five years.

         (c) Except as disclosed in Section 2.13(c) of the Disclosure Schedule, neither Bancorp nor any Bancorp Subsidiary maintains, contributes to or participates in or has any liability under any employee benefit plans, as defined in Section 3(3) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), or any nonqualified employee benefit plans or deferred compensation, bonus, stock or incentive plans, or other employee benefit or fringe benefit programs for the benefit of former or current employees of Bancorp or any Bancorp Subsidiary (collectively, the "Employee Plans"). No present or former employee of Bancorp or any Bancorp Subsidiary has been charged with breaching nor has breached a fiduciary duty under any Employee Plan. Neither Bancorp nor any Bancorp Subsidiary participates in, nor has it in the past five years participated in, nor has it any present or future obligation or liability under, any multiemployer plan (as defined at Section 3(37) of ERISA). Except as separately disclosed in Section 2.13(c) of the Disclosure Schedule, neither Bancorp nor any Bancorp Subsidiary maintains, contributes to, or participates in any plan that provides health, major medical, disability, life insurance, severance, salary continuation or other benefits to one or more former employees or consultants.

         (d) All liabilities of the Employee Plans have been funded on the basis of consistent methods in accordance with sound actuarial assumptions and practices, and no Employee Plan, at the end of any plan year, or at March 31, 2000 had an accumulated funding deficiency. No actuarial assumptions have been changed since the last written report of actuaries on the Employee Plans. All insurance premiums (including premiums to the Pension Benefit Guaranty Corporation) have been paid in full, subject only to normal retrospective adjustments in the ordinary course. Except as reflected in the Bancorp Financial Statements, Bancorp and the Bancorp Subsidiaries have no contingent or actual liabilities under Title IV of ERISA. No accumulated funding deficiency (within the meaning of Section 302 of ERISA or Section 412 of the Internal Revenue Code of 1986, as amended (the "Code")) has been incurred with respect to any Employee Plan, whether or not waived. No reportable event (as defined in Section 4043 of ERISA) has occurred with respect to any Employee Plan as to which a notice would be required to be filed with the Pension Benefit Guaranty Corporation. No claim is pending or, to the knowledge of Bancorp or Bank of San Francisco, threatened or imminent with respect to any Employee Plan (other than a routine claim for benefits for which plan administrative review procedures have not been exhausted) for which Bancorp or any Bancorp Subsidiary would be liable, except as is reflected in the Bancorp Financial Statements. Bancorp and the Bancorp Subsidiaries have no liability for excise taxes under Sections 4971, 4975, 4976, 4977, 4979 or 4980B of the Code or for a fine under Section 502 of ERISA with respect to any Employee Plan. All Employee Plans have in all material respects been operated, administered and maintained in accordance with the terms thereof and in compliance with the requirements of all applicable laws, including, without limitation, ERISA.

         Section 2.14. Title to Properties; Licenses; Insurance. (a) Neither Bancorp nor any Bancorp Subsidiary owns any real property;

         (b) all leasehold interests for real property and any material personal property used by Bancorp or a Bancorp Subsidiary in its business are held pursuant to lease agreements which are valid and enforceable in accordance with their terms, subject to the provisions of bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium or similar laws affecting the enforceability of creditors' rights generally from time to time in effect, and equitable principles relating to the granting of specific performance and other equitable remedies as a matter of judicial discretion;

         (c) all such properties comply in all material respects with all applicable private agreements, zoning requirements and other governmental laws and regulations relating thereto, and there are no condemnation proceedings pending or, to the knowledge of Bancorp or Bank of San Francisco, threatened with respect to any of such properties;

         (d) Bancorp and the Bancorp Subsidiaries have valid title or other ownership rights under licenses to all material intangible personal or intellectual property used by Bancorp or any Bancorp Subsidiary in its business, free and clear of any material claim, defense or right of any other person or entity, subject only to rights of the licensors pursuant to applicable license agreements, which rights do not materially and adversely interfere with the current use of such property; and

         (e) all material insurable properties owned or held by Bancorp or a Bancorp Subsidiary are insured under effective insurance policies in such amounts and against fire, earthquake and other risks insured against by extended coverage and public liability insurance, in amounts and on terms customary with bank holding companies of similar size.

         Section 2.15. Environmental Matters. As used in this Agreement, "Environmental Laws" means all local, state and federal environmental, health and safety laws and regulations in all jurisdictions in which Bancorp or any Bancorp Subsidiary has done business or owned, leased or operated property, including, without limitation, the Federal Resource Conservation and Recovery Act, the Federal Comprehensive Environmental Response, Compensation and Liability Act, the Federal Clean Water Act, the Federal Clean Air Act, and the Federal Occupational Safety and Health Act.

         Neither the conduct nor operation of Bancorp or any Bancorp Subsidiary nor any condition of any property presently or previously owned, leased or operated by any of them on their own behalf or in a fiduciary capacity violates or violated any Environmental Law in any respect material to the business of Bancorp and the Bancorp Subsidiaries, taken as a whole, and no condition or event has occurred with respect to any of them or any property that, with notice or the passage of time, or both, would constitute a violation material to the business of Bancorp and the Bancorp Subsidiaries, taken as a whole, of any Environmental Law or obligate (or potentially obligate) Bancorp or any Bancorp Subsidiary to remedy, stabilize, neutralize or otherwise alter the environmental condition of any property, where the aggregate cost of such actions would be material to Bancorp and the Bancorp Subsidiaries, taken as a whole. Neither Bancorp nor any Bancorp Subsidiary has received notice from any person or entity that Bancorp or any Bancorp Subsidiary, or the operation or condition of any property ever owned, leased or operated by any of them on their own behalf or in a fiduciary capacity, are or were in violation of any Environmental Law, or that Bancorp or any Bancorp Subsidiary is responsible (or potentially responsible) for remedying, or the cleanup of, any pollutants, contaminants, or hazardous or toxic wastes, substances or materials at, on or beneath any such property.

         Section 2.16. Compliance with Laws and Regulations. Bancorp and the Bancorp Subsidiaries have all licenses, franchises, permits and other governmental authorizations that are necessary to enable them to conduct their respective businesses, are qualified to conduct business in every jurisdiction in which such qualification is legally required and are in compliance in all material respects with all applicable laws, ordinances and regulations.

         Section 2.17. Brokerage. Except for fees payable by Bancorp to Dain Rauscher Wessels, which are described in Section 2.17 of the Disclosure Schedule, there are no existing claims or agreements for brokerage commissions, investment banking fees, financial advisory fees, finders' fees or similar compensation in connection with the transactions contemplated by this Agreement payable by Bancorp or any Bancorp Subsidiary.

         Section 2.18. No Undisclosed Liabilities. Neither Bancorp nor any Bancorp Subsidiary has any material liability, whether known or unknown, asserted or unasserted, absolute or contingent, accrued or unaccrued, liquidated or unliquidated, and whether due or to become due (and, to the knowledge of Bancorp and Bank of San Francisco, there is no past or present fact, situation, circumstance, condition or other basis for any present or future action, suit or proceeding, hearing, charge, complaint, claim or demand against Bancorp or any Bancorp Subsidiary giving rise to any such liability), except (i) liabilities reflected in the Bancorp Financial Statements and (ii) liabilities incurred in the ordinary course of business since June 30, 2000.

         Section 2.19. Statements True and Correct. None of the information supplied or to be supplied by Bancorp for inclusion in any document to be filed with the SEC or any banking or other regulatory authority in connection with the transactions contemplated hereby, at the respective times such documents are filed, and, in the case of the Information Statement (as defined in Section 4.03), when such documents are first mailed to the stockholders of Bancorp, will be false or misleading with respect to any material fact, omit to state any material fact necessary in order to make the statements therein not misleading or omit to state any material fact required to be stated in order to correct any statement in any earlier communication with respect to the Information Statement. All documents that Bancorp is responsible for filing with the SEC or any banking or other regulatory authority in connection with the transactions contemplated hereby will comply in all material respects with the provisions of applicable law and the applicable rules and regulations thereunder.

         Section  2.20.  Commitments and Contracts.   Neither  Bancorp  nor  any
Bancorp Subsidiary is a party or subject to any of the following (whether written or oral, express or implied):

         (i) any agreement, arrangement or commitment not made in the ordinary course of business;

         (ii) any agreement, indenture or other instrument not reflected in the Bancorp Financial Statements relating to the borrowing of money by Bancorp or a Bancorp Subsidiary or the guarantee by Bancorp or a Bancorp Subsidiary of any obligation (except trade payables or instruments related to transactions entered into in the ordinary course of business by Bancorp or a Bancorp Subsidiary, such as deposits, federal funds borrowings and repurchase agreements), other than agreements, indentures or instruments providing for annual payments of less than $100,000; or

         (iii) any contract containing covenants which limit the ability of Bancorp or any Bancorp Subsidiary to compete in any line of business or with any person or containing any restriction of the geographical area in which, or method by which, Bancorp or any Bancorp Subsidiary may carry on its business.

         Section 2.21. Material Interest of Certain Persons. (a) No officer or director of Bancorp or Bank of San Francisco or any "associate" (as such term is defined in Rule 14a-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of any such officer or director has any material interest in any material contract or property (real or personal, tangible or intangible), used in or pertaining to the business of Bancorp or any Bancorp Subsidiary.

         (b) All outstanding loans from Bancorp or any Bancorp Subsidiary to any present officer, director, employee or any associate or related interest of any person referred to in subsection (a) were approved by or reported to the Board of Directors of the applicable entity in accordance with all applicable laws and regulations.

         Section 2.22. Conduct to Date. From and after December 31, 1999 through the date of this Agreement, except as disclosed in Section 2.22 of the Disclosure Schedule, neither Bancorp nor any Bancorp Subsidiary has done the following:

         (i) failed to conduct its business in the ordinary and usual course consistent with past practices;

         (ii) issued, sold, granted, conferred or awarded any common or other stock, or any corporate debt securities properly classified under generally accepted accounting principles applied on a consistent basis as long-term debt on the balance sheets of Bancorp or Bank of San Francisco;

         (iii) effected any stock split or adjusted, combined, reclassified or otherwise changed its capitalization;

         (iv) except for semi-annual dividends on shares of Bancorp Preferred which Bancorp is required to declare and pay pursuant to its Certificate of Incorporation, declared, set aside or paid any cash or stock dividend or other distribution in respect of its capital stock, or purchased, redeemed, retired, repurchased, or exchanged, or otherwise directly or indirectly acquired or disposed of any of its capital stock;

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

         (viii) except as required by contract, (A) increased the rate of compensation of, or paid any bonus to, any of its directors, officers, or other employees, except for merit or promotion increases consistent with past practice and in accordance with existing policy or established incentive programs; (B) entered into any new, or amended or supplemented any existing, employment, management, consulting, deferred compensation, retention, severance, indemnification or other similar contract, (C) entered into, terminated or substantially modified any of the Employee Plans or (D) agreed to do any of the foregoing;

         (ix) suffered any material damage, destruction or loss, whether as the result of fire, explosion, earthquake, accident, casualty, labor trouble, taking of property by any governmental authority, flood, windstorm, embargo, riot, act of God, act of war or other casualty or event, whether or not covered by insurance;

         (x) canceled or compromised any debt, except for debts charged off or compromised in accordance with past practice;

         (xi) entered into any material transaction, contract or commitment outside the ordinary course of its business; or

         (xii)    made or guaranteed any loan to any of the Employee Plans.

         Section 2.23. Irrevocable Proxy. Bancorp has delivered to FBA concurrently with the execution of this Agreement the irrevocable proxy of the Trustee named in a Voting Trust (the "Trustee") dated November 30, 1998 (the "Voting Trust"). To the best of Bancorp's knowledge, the Trustee has the exclusive right to vote the shares of Bancorp Stock which are the subject of the written consent referred to in Section 4.03 and the Proxy, and such written consent and the Proxy are legal, valid and binding obligations of the Trustee, enforceable in accordance with their respective terms.


                                   ARTICLE III

                         REPRESENTATIONS AND WARRANTIES
                         OF FIRST BANKS, FBA AND REDWOOD

         First Banks, FBA and Redwood each represents and warrants to Bancorp and Bank of San Francisco as follows:

         Section 3.01. Organization. First Banks, FBA and Redwood are corporations duly organized, validly existing and in good standing under the laws of the States of Missouri, Delaware and California, respectively. Each of such corporations has the power to own all of its property and assets, to incur all of its liabilities and to carry on its business as now conducted. Immediately prior to the Effective Time, Newco will be duly organized, validly existing and in good standing under the laws of Delaware and will have all requisite power and authority to own al of its properties and assets, to incur all of its liabilities, to carry on its business and to consummate the Merger and the other transactions contemplated by this Agreement.

         Section 3.02. Authorization. The Boards of Directors of First Banks, FBA and Redwood have, and as of the Closing the Board of Directors of Newco will have, by all requisite action approved this Agreement, the Merger and the Bank Merger and authorized the execution hereof on behalf of each corporation by duly authorized officers and the performance of their respective obligations hereunder. FBA, in its capacity as the sole holder of outstanding capital stock of Redwood, has approved this Agreement, the Merger and the Bank Merger. Nothing in the Certificates of Incorporation of FBA or Newco, the Articles of Incorporation of First Banks or Redwood, or the Bylaws of any of such entities or any other agreement, instrument, decree, proceeding, law or regulation (except as specifically referred to in this Agreement) by or to which First Banks, FBA, Redwood or Newco is or will be bound or subject prohibits (or in the case of Newco, will prohibit) any of them from consummating this Agreement, the Merger and the Bank Merger on the terms and conditions herein contained. This Agreement has been duly and validly executed and delivered by First Banks, FBA and Redwood and constitutes a legal, valid and binding obligation of each of them, enforceable against them in accordance with its terms.

         Section 3.03. Litigation. There is no litigation, claim or other proceeding pending or, to the best of the knowledge of First Banks, FBA or Redwood, threatened that would prohibit any of them or Newco from consummating the transactions contemplated by this Agreement.

         Section 3.04. Statements True and Correct. None of the filings made or the information supplied or to be supplied by First Banks, FBA, Redwood or Newco for inclusion in any document to be filed with any regulatory authority in connection with the transactions contemplated hereby will, at the respective times such documents are filed and, in the case of the Information Statement, when it is first mailed to the stockholders of Bancorp, be false or misleading with respect to any material fact, or omit to state any material fact necessary in order to make the statements therein not misleading. All documents filed by First Banks or any of its subsidiaries with any other regulatory authority in connection with the transactions contemplated hereby will comply with applicable laws, rules and regulations.

         Section 3.05. Financial Information. The audited consolidated balance sheets of First Banks and its subsidiaries as of December 31, 1999 and related consolidated income statements and statements of changes in shareholders' equity and of cash flows for the three years ended December 31, 1999, together with the notes thereto, included in First Banks' Annual Report on Form 10-K for the year ended December 31, 1999 as currently on file with the SEC; the unaudited consolidated balance sheets of First Banks and its subsidiaries as of June 30, 2000 and related consolidated income statements and statements of changes in shareholders' equity and of cash flows for the three and six months ended June 30, 2000, together with the notes thereto, included in First Banks' Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 as currently on file with the SEC; and the year-end and quarter-end Reports of Condition and Reports of Income of Redwood for 1999 and for the three month periods ended March 31, 2000 and June 30, 2000, respectively, as filed with the FDIC (such financial statements and notes collectively referred to herein as the "First Banks Financial Statements"), have been prepared in accordance with generally accepted accounting principles applied on a consistent basis (except as may be disclosed therein and except for regulatory reporting differences required in Redwood's reports) and fairly present the consolidated financial position and the consolidated results of operations, changes in shareholders' equity and cash flows of the respective entity and its respective consolidated subsidiaries as of the dates and for the periods indicated subject, in the case of any such statements which are unaudited, to normal year-end adjustments of accruals and the absence of footnotes and other normal presentational items.

         Section 3.06. Absence of Changes. Since December 31, 1999 there has not been any material adverse change in the financial condition, the results of operations or the business or prospects of First Banks and its subsidiaries taken as a whole, nor have there been any events or transactions having such a material adverse effect which should be disclosed in order to make the First Banks Financial Statements not misleading.

         Section 3.07. Ability to Consummate the Merger. Each of First Banks, FBA and Redwood believes, on a reasonable basis and in good faith, that (i) each of First Banks, FBA, Newco and Redwood will be able to obtain the approvals, consents and authorizations required by law for the consummation of the Merger, including all legally required regulatory approvals, (ii) First Banks will be able to consummate a public offering of Trust Preferred securities so as to satisfy the condition set forth in Section 6.01(h), and (iii) each of First Banks, FBA, Newco and Redwood will be able otherwise to satisfy all conditions necessary for it to consummate the transactions contemplated by this Agreement in accordance with its terms, in each case not later than the date which is 180 days after the date of this Agreement. Neither First Banks, FBA nor Redwood has any reason to believe that it will be unable to consummate the transactions contemplated by this Agreement on or before such date.


                                   ARTICLE IV

                 AGREEMENTS OF BANCORP AND BANK OF SAN FRANCISCO

         Section 4.01. Business in Ordinary Course. Bancorp and Bank of San Francisco agree that, from the date of this Agreement until the earlier of the Closing Date or the termination of this Agreement in accordance with its terms:

         (a) Bancorp and the Bancorp Subsidiaries shall continue to carry on their business and the discharge or incurrence of obligations and liabilities only in the usual, regular and ordinary course of business, as heretofore conducted, and by way of amplification and not limitation, Bancorp and each Bancorp Subsidiary will not:

         (i)      except   for   semi-annual  dividends  payable  on  shares  o
         Bancorp Preferred which Bancorp is required to declare and pay pursuant to its Certificate of Incorporation, declare or pay any dividend or make any other distribution to shareholders, whether in cash, stock or other property; or

         (ii) issue any capital stock or any options, warrants, or other rights to subscribe for or purchase capital stock or any securities convertible into or exchangeable for any capital stock (except for the issuance of Bancorp Common pursuant to the convertible securities, exchangeable securities or Bancorp Stock Options described in Section 2.01(d) of the Disclosure Schedule); or

         (iii) directly or indirectly redeem, purchase or otherwise acquire any capital stock of Bancorp or any Bancorp Subsidiary; or

         (iv) effect a reclassification, recapitalization, splitup, exchange of shares, readjustment or other similar change in or to any capital stock, or otherwise reorganize or recapitalize; or

         (v) except as contemplated in Section 1.02, change its Certificate or Articles of Incorporation or association, as the case may be, or Bylaws, nor enter into any agreement to merge or consolidate with, or sell a significant portion of its assets to, any person or entity.

         (b) Bancorp and each Bancorp Subsidiary will not, without the prior written consent of FBA (which consent shall not be unreasonably withheld or delayed):

         (i) Except as disclosed in Section 4.01(b) of the Disclosure Schedule, grant any increase (other than ordinary and normal increases consistent with past practices) in the compensation payable or to become payable to officers or salaried employees, grant any stock options or, except as required by law, adopt or make any change in any employment, bonus, insurance, pension, salary continuation, retention, indemnification or other Employee Plan, agreement, payment or arrangement made to, for or with any of such officers or employees;

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

         (iv) purchase or otherwise acquire any investment security for its own account having an average remaining life to maturity greater than five years or any asset-backed securities other than those issued or guaranteed by the Federal Home Loan Bank Board, the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation;

         (v) enter into any agreement, contract or commitment having a term in excess of six (6) months other than, in the ordinary course of business: letters of credit, loan agreements, credit and deposit agreements and documents, renewals with current market rates and terms of expiring subleases of office space located at 550 Montgomery Street, San Francisco, California (all current subleases scheduled to expire prior to March 31, 2001 being identified in Section 4.01(b) of the Disclosure Schedule) and renewals or replacements of insurance policies (in either case for terms not exceeding one year) on terms substantially similar to existing Bancorp and Bank of San Francisco policies;

         (vi)  except  in  the ordinary course of business, place on any of its
         assets  or  properties  any    mortgage, pledge, lien, charge, or other
         encumbrance;

         (vii) except in the ordinary course of business, cancel or accelerate any material indebtedness owing to Bancorp or a Bancorp Subsidiary or any claim which Bancorp or any Bancorp Subsidiary may possess, or waive any material rights of substantial value;

         (viii) sell or otherwise dispose of any real property or any material amount of any tangible or intangible personal property, other than properties acquired in foreclosure or otherwise in the ordinary collection of indebtedness;

         (ix) foreclose upon or otherwise take title to or possession or control of any real property without first obtaining a phase one environmental report thereon which indicates that the property is free of pollutants, contaminants or hazardous or toxic waste materials; provided, however, that a report shall not be required with respect to single family, non-agricultural residential property of one acre or less to be foreclosed upon unless the entity proposing to acquire the property has reason to believe that such property might contain any such waste materials or otherwise might be contaminated;

         (x) commit any act or fail to do any act which will cause a breach of any agreement, contract or commitment and which will have a material adverse effect on the business, financial condition or earnings of Bancorp or a Bancorp Subsidiary;

         (xi) violate any law, statute, rule, governmental regulation or order, which violation would have a material adverse effect on the business, financial condition, or earnings of Bancorp or a Bancorp Subsidiary;

         (xii) purchase any real or personal property or make any other capital expenditure where the amount paid or committed therefor is in excess of $75,000; or

         (xiii) increase or decrease the rate of interest paid on time deposits, except in the ordinary course of business in a manner consistent with past practices.

         (c) Bancorp and the Bancorp Subsidiaries shall not, without the prior written consent of FBA, engage in any transaction or take any action that would render untrue in any material respect any of the representations and warranties of Bancorp or Bank of San Francisco contained in Article II hereof, if such representations and warranties were given immediately following such transaction or action.

         (d) Bancorp shall promptly notify FBA of the occurrence of any matter or event known to and directly involving Bancorp or Bank of San Francisco that has or would be reasonably expected to have a material adverse effect on the business, operations, properties, assets, or condition (financial or otherwise) of Bancorp and the Bancorp Subsidiaries, taken as a whole, or that would otherwise materially and adversely affect the ability of Bancorp or Bank of San Francisco to consummate the transactions contemplated by this Agreement.

         (e) Bancorp shall not solicit or encourage, or, except to the extent otherwise required by applicable Corporate Law or applicable directors' fiduciary principles, hold discussions or negotiations with or provide information to any person or entity in connection with any proposal for the acquisition of all or a substantial portion of the business, assets, shares of Bancorp Common or other securities or assets of Bancorp or any Bancorp Subsidiary. Bancorp shall promptly advise FBA of its receipt of any such proposal or inquiry and the substance thereof.

         Section 4.02. Breaches. Bancorp and Bank of San Francisco shall, in the event either has knowledge of the occurrence, or impending or threatened occurrence, of any event or condition which would cause or constitute a breach (or would have caused or constituted a breach had such event occurred or been known prior to the date hereof) of any of its representations or agreements contained or referred to herein, give prompt written notice thereof to FBA and use their best efforts to prevent or promptly remedy the same.

         Section 4.03. Written Consent. Concurrently with the execution of this Agreement, Bancorp has delivered to FBA a true copy of a written consent executed by the Trustee and delivered to Bancorp approving the Merger and the other transactions contemplated by this Agreement. As soon as reasonably practicable and within applicable time limitations, Bancorp shall (i) prepare and file with the SEC an Information Statement (the "Information Statement") with respect to the Merger and the other transactions contemplated by this Agreement, (ii) cause such Information Statement to be mailed to all Bancorp stockholders and (iii) perform all other actions required by Section 14 of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder.

         Section 4.04. Consummation of Agreement. Bancorp and Bank of San Francisco shall use their best efforts to perform and fulfill all conditions and obligations on their respective parts to be performed or fulfilled pursuant to this Agreement and to effect the Merger within 180 days after the date hereof and cooperate in causing the Bank Merger in accordance with the terms and provisions hereof. Bancorp and Bank of San Francisco shall furnish to FBA in a timely manner all information, data and documents reasonably requested by FBA and shall cooperate fully with First Banks, FBA and Redwood in seeking such approvals, consents and authorizations as are required for the Merger and in consummating the transactions contemplated by this Agreement. Neither Bancorp nor Bank of San Francisco shall take, or permit any of its affiliates to take, any action that is intended, or would reasonably be expected, to result in (i) any of its representations or warranties in this Agreement to become untrue in any material respect at any time prior to the Effective Time, (ii) any of the conditions to the Merger set forth in Article VI not to be satisfied, or (iii) any provision of this Agreement to be violated in any material respect.

         Section 4.05. Environmental Reports. Bancorp shall provide to FBA, as soon as reasonably practicable and not later than 45 days after the date hereof, a report of a phase one environmental investigation on the real property leased and operated by Bancorp and Bank of San Francisco located at 550 Montgomery Street, San Francisco, California. In addition, within ten (10) days after the acquisition or lease of any real property acquired or leased by Bancorp or any Bancorp Subsidiary after the date hereof (other than space in retail and similar establishments leased or operated for automatic teller machines), except as otherwise provided in Section 4.01(b)(ix), Bancorp and Bank of San Francisco shall provide to FBA a report of a phase one environmental investigation on such real property. If required by the phase one investigation, in FBA's reasonable opinion, and subject to the consent of the lessor of any such property if legally required (which consent Bancorp and Bank of San Francisco shall use their best efforts to obtain), FBA may obtain a report of a phase two investigation or other appropriate environmental investigation on properties requiring such additional investigation, and Bancorp and Bank of San Francisco will cooperate with FBA in obtaining the same. FBA shall have fifteen (15) days from the receipt of any such report or investigation to notify Bancorp in writing of the estimated costs, in excess of $600,000 (for all affected properties), of taking such remedial and corrective actions and measures as are required by applicable law or recommended by such report or investigation in light of serious life, health or safety concerns (the "Estimated Environmental Costs").

         Section 4.06. Access to Information. Bancorp and Bank of San Francisco shall permit FBA reasonable access, in a manner which will avoid undue disruption or interference with their normal operations, to their properties and shall cause the Bancorp Subsidiaries to provide to FBA comparable access to their properties. Bancorp and Bank of San Francisco shall disclose and make available to FBA all books, documents, papers and records relating to the assets, stock ownership, properties, operations, obligations and liabilities of Bancorp and the Bancorp Subsidiaries including, but not limited to, all books of account (including the general ledger), tax records, minute books of directors' and shareholders' meetings, organizational documents, material contracts and agreements, loan files, filings with any regulatory authority, accountants' workpapers (if available and subject to the respective independent accountants' consent), litigation files, plans affecting employees, and any other business activities or prospects in which FBA may have a reasonable and legitimate interest in furtherance of the transactions contemplated by this Agreement. FBA will hold any such information which is nonpublic in confidence in accordance with the provisions of Section 8.01 hereof.

         Section 4.07. Consents of Third Parties. Bancorp and Bank of San Francisco shall use their best efforts to obtain all consents of third parties necessary for the consummation of the transactions contemplated by this Agreement, including without limitation the consent of the lessor (to the extent required) under the current lease of the office premises located at 550 Montgomery Street, San Francisco, California.

         Section 4.08. Subsequent Financial Statements. As soon as available after the date hereof, Bancorp shall deliver to FBA the monthly unaudited consolidated balance sheets and profit and loss statements of Bancorp prepared for its internal use, the Report of Condition and Income of Bank of San Francisco for each quarterly period completed prior to the Closing, and all other financial reports or statements submitted to regulatory authorities after the date hereof, to the extent permitted by law (collectively, the "Subsequent Bancorp Financial Statements"). The Subsequent Bancorp Financial Statements shall be prepared on a basis consistent with past accounting practices, shall fairly present the financial condition and results of operations for the dates and periods presented and shall not include any material assets or omit to state any material liabilities, absolute or contingent, or other facts, which inclusion or omission would render such financial statements misleading in any material respect.

         Section 4.09. Merger of Banks. Bancorp and Bank of San Francisco shall cooperate with FBA and shall execute such documents as may be required in order to enable Bank of San Francisco to enter into and consummate a merger with Redwood Bank (or a successor thereto) (the "Bank Merger"), to be effective immediately following the Effective Time or as soon thereafter as practicable.


                                    ARTICLE V

                   AGREEMENTS OF FIRST BANKS, FBA AND REDWOOD

         Section 5.01. Regulatory Approvals. First Banks shall use its best efforts to obtain the necessary approvals, consents and authorizations required by law for the consummation of the Merger, including all legally required regulatory approvals. First Banks, FBA and Redwood shall file all regulatory applications required in order to consummate the Merger and the Bank Merger, including but not limited to the necessary applications for the prior approval of the Federal Reserve Board. Any required application shall be filed by First Banks or FBA with the appropriate regulatory or governing authority as soon as reasonably practicable, but in no event later than six calendar weeks after the date hereof. FBA shall keep Bancorp reasonably informed as to the status of such applications and provide to Bancorp and the Trustee, promptly after filing, copies of such applications and any supplementally filed materials.

         Section 5.02. Breaches. First Banks, FBA and Redwood shall, in the event any of them has knowledge of the occurrence, or impending or threatened occurrence, of any event or condition which would cause or constitute a breach (or would have caused or constituted a breach had such event occurred or been known prior to the date hereof) of any of its representations or agreements contained or referred to herein, give prompt written notice thereof to Bancorp and use their best efforts to prevent or promptly remedy the same.

         Section 5.03. Consummation of Agreement. (a) First Banks, FBA and Redwood shall use their best efforts to perform and fulfill all conditions and obligations on their parts and on the part of Newco to be performed or fulfilled under this Agreement, to effect the Merger within 180 days after the date hereof (subject to FBA's right as set forth in Section 1.05 to schedule the Closing at the end of a month or the first day of the following month, even if the effect of doing so is to cause the Merger to be effective more than 180 days from the date hereof) and to effect the Bank Merger in accordance with the terms and conditions of this Agreement. First Banks, FBA and Redwood shall furnish to Bancorp in a timely manner all information, data and documents reasonably requested by Bancorp and shall cooperate fully with Bancorp and Bank of San Francisco in seeking such approvals, consents and authorizations as are required for the Merger and the other transactions contemplated by this Agreement. Neither First Banks, FBA nor Redwood shall take, or permit any of its affiliates to take, any action that is intended, or would reasonably be expected, to result in (i) any of its representations or warranties in this Agreement to become untrue in any material respect at any time prior to the Effective Time, (ii) any of the conditions to the Merger set forth in Article VI not to be satisfied, or
(iii) any provision of this Agreement to be violated in any material respect.

         (b) First Banks, FBA and Redwood shall not, without the prior written consent of Bancorp, engage in any transaction or take any action that would render untrue in any material respect any of the representations and warranties of First Banks, FBA or Redwood contained in Article III hereof, if such representations and warranties were given immediately following such transaction or action.

         (c) FBA shall promptly notify Bancorp of the occurrence of any matter or event known to or directly involving First Banks or FBA that has or would be reasonably expected to have a material adverse effect on the business, operations, properties, assets, or condition (financial or otherwise) of First Banks or FBA and their respective subsidiaries, taken as a whole or that would otherwise materially and adversely affect the ability of First Banks, FBA, Redwood or Newco to consummate the transactions contemplated by this Agreement.

         Section 5.04. Employee Benefits. FBA shall provide the benefits described in this Section 5.04 with respect to each person who remains an employee of Bancorp or a Bancorp Subsidiary following the Closing Date (each a "Continued Employee"). Subject to FBA's ongoing right to adopt subsequent amendments or modifications of any plan referred to in this Section 5.04 or to terminate any such plan, in FBA's sole discretion, each Continued Employee shall be entitled, as an employee of a subsidiary of FBA, to participate in such employee benefit plans, as defined in Section 3(3) of ERISA, or any non-qualified employee benefit plans or deferred compensation, stock option, bonus or incentive plans, or other employee benefit or fringe benefit programs as may be in effect generally for employees of all of FBA's banking subsidiaries (the "FBA Plans"), if and as a Continued Employee shall be eligible and, if required, selected for participation therein under the terms thereof and otherwise shall not be participating in a similar plan which is maintained by Bancorp after the Effective Time. Bancorp employees shall participate therein on the same basis as similarly situated employees of other subsidiaries of FBA. All such participation shall be subject to the terms of such plans as may be in effect from time to time, and this Section 5.04 is not intended to give Continued Employees any rights or privileges superior to those of other employees of subsidiaries of FBA. FBA may terminate or modify all Employee Plans, and FBA's obligation under this Section 5.04 shall not be deemed or construed so as to provide duplication of similar benefits but, subject to that qualification, FBA shall credit each Continued Employee with his or her term of service with Bancorp, for purposes of vesting and any age or period of service requirements for commencement of participation with respect to any FBA Plan in which Continued Employees may participate. Nothing in this Agreement shall obligate FBA, Bancorp or any other entity to employ any person or to continue to employ any person for any period of time.

         Section 5.05. Indemnification. (a) For four years after the Closing Date, FBA shall cause Bancorp to indemnify, defend and hold harmless the present and former officers, directors, employees and agents of Bancorp and the Bancorp Subsidiaries (each, an "Indemnified Party") against all losses, expenses, claims, damages or liabilities arising out of actions or omissions related to their positions at Bancorp or a Bancorp Subsidiary occurring on or prior to the Closing Date (including, without limitation, the transactions contemplated by this Agreement) to the extent permitted by applicable corporate laws and required by Bancorp's Certificate of Incorporation as in effect on March 31, 2000. The Indemnification Agreements specifically identified in Section 2.09 of the Disclosure Schedule, as amended as contemplated in Section 6.01(i), shall remain in effect.

         (b) If after the Closing Date Bancorp or its successors or assigns (i) shall consolidate with or merge into any other corporation or entity and shall not be the continuing or surviving entity of such consolidation or merger, or
(ii) shall transfer all or substantially all of its properties and assets to any individual, corporation or other entity (including as a result of the Bank Merger), then and in each such case, FBA shall cause Bancorp's successors and assigns to assume any remaining obligations set forth in this Section 5.05. If Bancorp shall liquidate, dissolve or otherwise wind up its business, then FBA shall indemnify, defend and hold harmless each Indemnified Party to the same extent and on the same terms that Bancorp was so obligated pursuant to this
Section 5.05.

         (c) FBA shall have the option of purchasing insurance in the form of an extension of coverage under Bancorp's existing insurance policy Number F0019780Y002 issued by Lloyds of London (First City), insuring the Indemnified Parties against such losses, expenses, claims, damages or liabilities, on terms acceptable to FBA.

         Section 5.06. Completion of Financing. Each of First Banks and its subsidiaries will use its best efforts to complete a Financing (as defined in Section 6.01) necessary to satisfy the conditions set forth in Section 6.01 as soon as practicable and shall periodically keep Bancorp and the Trustee reasonably informed of the status of the Financing, including providing copies of non-confidential documents related to the Financing.


                                   ARTICLE VI

                       CONDITIONS PRECEDENT TO THE MERGER

         6.01 Conditions to the Obligations of First Banks, FBA and Redwood. The obligations of First Banks, FBA and Redwood to effect the Merger and the other transactions contemplated by this Agreement shall be subject to the satisfaction (or waiver by such parties) prior to or on the Closing Date of the following conditions:

         (a) the representations and warranties made by Bancorp and Bank of San Francisco in this Agreement shall be true in all material respects on and as of the Closing Date with the same effect as though such representations and warranties had been made or given on and as of the Closing Date (except to the extent any representation or warranty expressly speaks as of an earlier date);

         (b) Bancorp and Bank of San Francisco shall each have performed and complied in all material respects with all of its obligations and agreements required to be performed prior to the Closing Date;

         (c) no temporary restraining order, preliminary or permanent injunction or other order issued by any court of competent jurisdiction preventing the consummation of the Merger or the Bank Merger, or other legal restraint or prohibition preventing the consummation of the Merger, shall be in effect, nor shall any proceeding by any regulatory authority or other person seeking any of the foregoing be pending. There shall not be any action taken, or any statute, rule, regulation or order enacted, entered, enforced or deemed applicable to the Merger or the Bank Merger which makes the consummation thereof illegal;

         (d) all necessary approvals, consents and authorizations required by law for consummation of the Merger, including the requisite approvals of the shareholders of Bancorp and all legally required regulatory approvals, shall have been obtained, and all waiting periods required by law shall have expired;

         (e) FBA shall have  received  the  environmental  reports  required  by
Section 4.05 hereof and shall not have elected pursuant to Section 7.05 hereof to terminate this Agreement;

         (f) FBA shall have received all documents required to be received from Bancorp, including without limitation the consents referred to in Section 4.07, on or prior to the Closing Date, all in form and substance reasonably satisfactory to FBA;

         (g) stockholders of Bancorp Common owning no more than fifteen percent (15%) of the outstanding Bancorp Common shall have perfected the right to dissent from the Merger;

         (h) First Banks or one of its subsidiaries shall have completed an offering of Trust Preferred securities in the aggregate principal amount of at least $30,000,000 with customary terms and at a dividend rate no higher than twelve and one-half percent (12 1/2%) or an alternative financing arrangement on substantially similar terms (the "Financing"); provided, that if First Banks and its subsidiaries have complied in all material respects with their obligations under Section 5.07 but have been unable to complete a Financing by December 31, 2000, unless completion of such a transaction is then imminent, then FBA shall either (i) terminate this Agreement effective January 1, 2001 by written notice to Bancorp on or before such date, or (ii) as of January 1, 2001, this paragraph
(h) shall be void and of no further force and effect. Notwithstanding the foregoing, if, as of December 31, 2000, First Banks, FBA or Redwood is in material breach of any of their representations, warranties or agreements set forth herein, and such breach has not been cured within the applicable cure period after delivery of written notice with respect to the breach, then FBA shall not have the option of terminating this Agreement pursuant to the above clause (i) of this subsection (h) and, in such event this subsection (h) shall automatically terminate and be of no further force and effect on and as of January 1, 2001; and

         (i) each of the Indemnification Agreements identified in Section 2.09 of the Disclosure Schedule shall have been amended by removing Sections 5(d) and 8 therefrom, in a manner reasonably acceptable to FBA.

         Section 6.02. Conditions to the Obligations of Bancorp and Bank of San Francisco. The obligations of Bancorp and Bank of San Francisco to effect the Merger and the other transactions contemplated by this Agreement shall be subject to the satisfaction (or waiver by Bancorp and Bank of San Francisco) prior to or on the Closing Date of the following conditions:

         (a) the representations and warranties made by First Banks, FBA and Redwood in this Agreement shall be true in all material respects on and as of the Closing Date with the same effect as though such representations and warranties had been made or given on the Closing Date (except to the extent any representation or warranty expressly speaks as of an earlier date);

         (b) First Banks, FBA and Redwood shall each have performed and complied in all material respects with all of its obligations and agreements required to be performed prior to the Closing Date;

         (c) no temporary restraining order, preliminary or permanent injunction or other order issued by any court of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the Merger or the Bank Merger shall be in effect, nor shall any proceeding by any bank regulatory authority or other person seeking any of the foregoing be pending. There shall not be any action taken, or any statute, rule, regulation or order enacted, entered, enforced or deemed applicable to the Merger or the Bank Merger which makes the consummation thereof illegal;

         (d) all necessary approvals, consents and authorizations required by law for consummation of the Merger, including the requisite approvals of the shareholders of Bancorp and all legally required regulatory approvals, shall have been obtained, and all waiting periods required by law shall have expired; and

         (e) Bancorp shall have received all documents required to be received from FBA on or prior to the Closing Date, all in form and substance reasonably satisfactory to Bancorp.

                                   ARTICLE VII

                                   TERMINATION

         Section 7.01. Mutual Agreement. This Agreement may be terminated by the mutual written agreement of the parties at any time prior to the Closing Date, regardless of whether approval of this Agreement and the Merger by the shareholders of Bancorp shall have been previously obtained.

         Section 7.02. Breach of Agreements. In the event that there is a material breach of any of the representations and warranties or agreements of First Banks, FBA or Redwood, on one hand, or Bancorp or Bank of San Francisco, on the other hand, which breach is not cured within thirty days after delivery of written notice to cure such breach is given to the breaching party by the non-breaching party, then the non-breaching parties, regardless of whether approval of this Agreement and the Merger by the shareholders of Bancorp shall have been previously obtained, may terminate and cancel this Agreement by providing written notice of such action to the other parties hereto.

         Section 7.03. Failure of Conditions. In the event that any of the conditions to the obligations of a party are not satisfied or waived on or prior to the Closing Date, and if any applicable cure period provided in Section 7.02 hereof has lapsed, then such party may, regardless of whether approval of the transactions contemplated by this Agreement by the shareholders of Bancorp shall have been previously obtained, terminate and cancel this Agreement by delivery of written notice of such action to the other parties.

         Section 7.04. Denial of Regulatory Approval. If any regulatory application the approval of which is required in order for the transactions contemplated by this Agreement be consummated should be finally denied or disapproved by a regulatory authority, then this Agreement thereupon shall be deemed terminated and canceled; provided, however, that a request for additional information or undertaking by First Banks, FBA, Redwood or Newco as a condition for approval, shall not be deemed to be a denial or disapproval so long as such parties diligently provide the requested information or undertaking. In the event an application is denied pending an appeal, petition for review or similar such act on the part of First Banks, FBA, Redwood or Newco (hereinafter referred to as the "Appeal"), then the application will be deemed denied unless such party or parties prepares and timely files and continues to pursue an Appeal seeking the necessary approval.

         Section 7.05. Environmental Reports. (a) In the event that the Estimated Environmental Costs as set forth in the notification provided by FBA to Bancorp pursuant to Section 4.05 are less than or equal to $5,000,000, then the Common Share Merger Price shall be reduced by an amount per share equal to the result obtained by dividing the Estimated Environmental Costs by the aggregate of the number of shares of Bancorp Common outstanding as of the Closing Date plus the number of shares of Bancorp Common that would be issued upon the exercise of the Bancorp Options outstanding on the Closing Date.

         (b) In the event that the Estimated Environmental Costs are greater than $5,000,000, FBA shall have the right for a period of fifteen (15) days following delivery of notice, as provided in Section 4.05, to terminate this Agreement by giving written notice thereof to Bancorp.

         Section 7.06. Regulatory Enforcement Matters. In the event that Bancorp or any Bancorp Subsidiary shall become a party or subject to any written agreement, memorandum of understanding, cease and desist order, imposition of civil money penalties or other regulatory enforcement action or proceeding of any bank or bank holding company regulatory authority after the date of this Agreement and based upon safety and soundness considerations, then FBA may terminate this Agreement by giving written notice of such termination to Bancorp.

         Section 7.07. Unilateral Termination. If the Closing Date shall not have occurred on or prior to the day which is 210 days after the date of this Agreement, then this Agreement may be terminated by any party by giving written notice to the other parties; provided, however, that a party shall not be entitled to terminate this Agreement pursuant to this Section 7.07 if such party is in breach of this Agreement and such breach has contributed materially to the failure of the Closing to have occurred on or prior to the date on which such party proposed to terminate this Agreement.


                                  ARTICLE VIII

                               GENERAL PROVISIONS

         Section 8.01 Confidential Information. The parties acknowledge the confidential and proprietary nature of the "Information" (as herein defined) which has heretofore been exchanged and which will be received from each other hereunder and agree to hold and keep the same confidential. Such Information will include any and all financial, technical, commercial, marketing, customer or other information concerning the business, operations and affairs of a party that may be provided to the others, irrespective of the form of the communications, by such party's employees or agents. Such Information shall not include information which is or becomes generally available to the public other than as a result of a disclosure by a party or its representatives in violation of this Agreement. The parties agree that the Information will be used solely for the purposes contemplated by this Agreement and that such Information will not be disclosed to any person other than employees and agents of a party who are directly involved in implementing the Merger, who shall be informed of the confidential nature of the Information and directed individually to abide by the restrictions set forth in this Section 8.01. The Information shall not be used in any way detrimental to a party, including use directly or indirectly in the conduct of the other party's business or any business or enterprise in which such party may have an interest, now or in the future, and whether or not now in competition with such other party. Neither FBA nor Bancorp will purchase or sell any security issued by the other party for so long as this Agreement remains in effect.

         Section 8.02. Publicity. First Banks, FBA and Bancorp shall cooperate with each other and with the Trustee in the development and distribution of all news releases and other public disclosures concerning this Agreement and the Merger. No party shall issue any news release or make any other public disclosure without the prior consent of the other parties, unless such is required by law upon the written advice of counsel or is in response to published newspaper or other mass media reports regarding the transactions contemplated hereby, in which latter events the parties shall consult with each other to the extent practicable regarding such responsive disclosure.

         Section 8.03. Return of Documents. Upon termination of this Agreement without the Merger becoming effective, each party shall deliver to the others originals and all copies of all Information made available to such party and will not retain any copies, extracts or other reproductions, in whole or in part, of such Information.

         Section 8.04. Notices. Any notice or other communication shall be in writing and shall be deemed to have been given or made on the date of delivery, in the case of hand delivery, or upon return of a signed receipt in regular form if sent by the United States Registered or Certified Mail, postage prepaid, or upon receipt if transmitted by facsimile telecopy or any other means, addressed (in any case) as follows:

     (a) if to First Banks:              First Banks, Inc.
                                         11901 Olive Boulevard
                                         Creve Coeur, Missouri 63141
                                         Attention:  Mr. Allen H. Blake
                                         Facsimile: (314) 567-3490

     (b) if to FBA:                      First Banks America, Inc.
                                         11901 Olive Boulevard
                                         Creve Coeur, Missouri 63141
                                         Attention:  Mr. Allen H. Blake
                                         Facsimile: (314) 567-3490

     (c) if to Redwood:                  Redwood Bank
                                         735 Montgomery Street
                                         San Francisco, California 94111
                                         Attention: Mr. Terrance McCarthy
                                         Facsimile: (415) 391-9090

     with a copy to:                     John S. Daniels
                                         Attorney at Law
                                         6440 North Central Expressway
                                         Suite 503
                                         Dallas, Texas 75206
                                         Facsimile: (214) 368-9094

     (d) if to Bancorp or
         Bank of San Francisco:
                                         The San Francisco Company
                                         550 Montgomery Street
                                         San Francisco, California 94111
                                         Attention: Chief Financial Officer
                                         Facsimile: (415) 781-0536

                                         Bank of San Francisco
                                         550 Montgomery Street
                                         San Francisco, California 94111
                                         Attention: Chief Financial Officer
                                         Facsimile: (415) 781-0536

         with a copy to:                 Pillsbury Madison & Sutro LLP
                                         50 Fremont Street
                                         San Francisco, California 94105
                                         Attention: Michael J. Halloran
                                         Facsimile: (415) 983-1200

         with additional copies to:      Squire, Sanders & Dempsey, L.L.P.
                                         600 Hansen Way
                                         Palo Alto, California 94304
                                         Attention: Nicholas Unkovic
                                         Facsimile: (650) 856-3619

                                         Robb Evans, Trustee
                                         11450 Sheldon Street
                                         Sun Valley, California 91352
                                         Facsimile: (818) 768-8802

                                         Brobeck, Phleger & Harrison, LLP
                                         One Market Street
                                         San Francisco, California 94105
                                         Attention: J. Michael Shepherd
                                         Facsimile: (415) 442-1010

or to such other address as any party may from time to time designate by notice to the others.

        Section 8.05. Nonsurvival of Representations, Warranties and Agreements. Except for the agreements set forth in Sections 5.04, 5.05, 8.01, 8.03 and 8.06 hereof, no representation, warranty or agreement contained in this Agreement shall survive the Closing. In the event that this Agreement is terminated prior to Closing, the representations, warranties and agreements set forth herein shall survive such termination.

        Section 8.06. Costs and Expenses. Except as may be otherwise provided herein, each party shall pay its own costs and expenses incurred in connection with this Agreement and the matters contemplated hereby, including without limitation all fees and expenses of attorneys, accountants, brokers, financial advisors and other professionals.

        Section 8.07. Entire Agreement. This Agreement, together with the Proxy, constitutes the entire agreement among the parties and supersedes and cancels any and all prior discussions, negotiations, undertakings, agreements in principle and other agreements among the parties relating to the subject matter hereof.

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

        Section 8.12. Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns. Except as contemplated in Section 1.03 and except for the persons defined as Indemnified Parties in Section 5.05, there shall be no third party beneficiaries hereof.

        Section 8.13. Governing Law. This Agreement shall be governed by the laws of the State of California, the corporation law of the State of Delaware and any applicable federal laws and regulations.

         IN WITNESS WHEREOF, the parties have caused this Agreement to be signed by their respective officers thereunto duly authorized, all as of the date first written above.


                                                   FIRST BANKS, INC.



                                                   By:/s/Allen H. Blake
                                                     -------------------------
                                                   Its:President
                                                      ------------------------


                                                   FIRST BANKS AMERICA, INC.



                                                   By:/s/ Allen H Blake
                                                     -------------------------
                                                   Its:Executive Vice President
                                                      ------------------------


                                                   REDWOOD BANK



                                                   By:/s/Terrance M. McCarthy
                                                     -------------------------
                                                   Its:President and CEO
                                                      ------------------------

                                                   THE SAN FRANCISCO COMPANY



                                                   By:/s/James E. Gilleran
                                                     ------------------------
                                                   Its:Chairman
                                                      -----------------------


                                                   BANK OF SAN FRANCISCO



                                                   By:/s/James E. Gilleran
                                                      ------------------------
                                                   Its:Chairman
                                                      ------------------------

                                 EXHIBIT 1.06(a)

                              Legal Opinion Matters
     The San Francisco Company and Bank of San Francisco (the "SF Parties")

         1. The due incorporation, valid existence and good standing of each of the SF Parties under the laws of their respective states of incorporation, their power and authority to own and operate their respective properties and to carry on their respective businesses as now conducted, and their power and authority to enter into the Agreement and to consummate the transactions contemplated by the Agreement.

         2. With respect to each of the SF Parties: (i) the number of authorized, issued and outstanding shares of capital stock of such entity immediately prior to the Closing, (ii) the nonexistence of any violation of the preemptive or subscription rights of any person known to such counsel, (iii) the nonexistence of any outstanding options, warrants, or other rights to acquire, or securities convertible into, any equity security of such entity known to such counsel, except as set forth in Section 2.01 of the Agreement and (iv) the nonexistence of any obligation, contingent or otherwise, known to such counsel, to reacquire any shares of capital stock of such entity.

         3. The due and proper performance of all corporate acts and other proceedings necessary or required to be taken by the SF Parties to authorize the execution, delivery and performance of the Agreement, the due execution and delivery of the Agreement by the SF Parties, and the Agreement as the valid and binding obligations of each of the SF Parties, enforceable against them in accordance with its terms (subject to the provisions of bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium or similar laws affecting the enforceability of creditors' rights generally from time to time in effect, and equitable principles relating to the granting of specific performance and other equitable remedies as a matter of judicial discretion, and other customary assumptions and exceptions).

         4. The execution of the Agreement by each of the SF Parties and the consummation of the transactions contemplated thereby do not violate or cause a default under their respective Certificate of Incorporation and Articles of Incorporation or Bylaws, any statute, regulation or rule applicable to either of the SF Parties or any judgment, order or decree known to counsel against, or any material agreement known to counsel and binding upon, either of the SF Parties.

         5. The receipt of all material required consents, approvals, orders and authorizations of, and registrations, declaration and filings with and notices to, any court, administrative agency and commission and other governmental authority and instrumentality, domestic and foreign, and third parties required to be obtained or made by either of the SF Parties in connection with the execution and delivery of the Agreement by such party, the performance of its obligations thereunder and the consummation of the transactions contemplated therein.

         6. The nonexistence of any material actions, suits, proceedings, orders, investigations or claims pending or threatened against or affecting either of the SF Parties and known to such counsel which, if adversely determined, would have a material adverse effect upon their respective properties or assets or the consummation of the Merger.

         7. The right of a successor corporation to Bank of San Francisco to succeed to the rights and benefits of Bank of San Francisco under the lease pursuant to which Bank of San Francisco currently occupies the premises located at 550 Montgomery Street, San Francisco, California.

                                 EXHIBIT 1.06(b)
                              Legal Opinion Matters
                       FBA and Redwood (the "FBA Parties")


         1. The due incorporation, valid existence and good standing of each of the FBA Parties under the laws of their respective jurisdictions of incorporation, their power and authority to own and operate their respective properties and to carry on their respective businesses as now conducted, and their power and authority to enter into the Agreement and to consummate the transactions contemplated by the Agreement.

         2. The due and proper performance of all corporate acts and other proceedings necessary or required to be taken by the FBA Parties to authorize the execution, delivery and performance of the Agreement, the due execution and delivery of the Agreement by the FBA Parties, and the Agreement as the valid and binding obligation of each of the FBA Parties, enforceable against them in accordance with its respective terms (subject to the provisions of bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium or similar laws affecting the enforceability of creditors' rights generally from time to time in effect, and equitable principles relating to the granting of specific performance and other equitable remedies as a matter of judicial discretion and other customary assumptions and exceptions).

         3. The execution of the Agreement by each of the FBA Parties, and the consummation of the transactions contemplated thereby do not violate or cause a default under their respective Certificate of Incorporation, Articles of Incorporation or Bylaws, any statute, regulation or rule applicable to either of the FBA Parties or any judgment, order or decree known to counsel against, or any material agreement known to counsel and binding upon, either of the FBA Parties.

         4. The receipt of all material required consents, approvals, orders and authorizations of, and registrations, declaration and filings with and notices to, any court, administrative agency and commission and other governmental authority and instrumentality, domestic and foreign, and third parties required to be obtained or made by either of the FBA Parties in connection with the execution and delivery of the Agreement by such party, the performance of its obligations thereunder or the consummation of the transactions contemplated therein.

         5. The nonexistence of any material actions, suits, proceedings, orders, investigations or claims pending or threatened against or affecting either of the FBA Parties and known to such counsel which, if adversely determined, would have a material adverse effect upon the consummation of the Merger.