Form 10-K405
period 2000-12-31
FIRST BANKS AMERICA INC
filed 2001-03-28
CIK 310979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
 (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
               For the transition period from _______ to ________

                         Commission File Number - 0-8937

                            FIRST BANKS AMERICA, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                75-1604965
(State or other jurisdiction             (I.R.S. Employer Identification Number)
of incorporation or organization)

                   135 North Meramec, Clayton, Missouri 63105
               (Address of principal executive offices) (Zip code)

                                 (314) 854-4600
              (Registrant's telephone number, including area code)
                         -------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
               Title of class                          on which registered
               --------------                         --------------------

    Common Stock, $0.15 Par Value Per Share          New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:

                   8.50% Cumulative Trust Preferred Securities
              (issued by First America Capital Trust and guaranteed
                   by its parent, First Banks America, Inc.)
                                (Title of class)

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

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price of the Common Stock on the New York Stock Exchange on March 20, 2001 was $17,787,376. For purposes of this computation, officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers or 5% beneficial owners are, in fact, affiliates of the registrant.

         As of March 20, 2001, there were 9,578,403 shares of the registrant's Common Stock, $0.15 par value, and 2,500,000 shares of the registrant's Class B Common Stock, $0.15 par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Report to Stockholders for the year ended December 31, 2000, or our 2000 Annual Report, are incorporated by reference into Parts I, II and IV of this report, as follows:

         The following portions of our 2000 Annual Report to Stockholders, or our 2000 Annual Report, are incorporated by reference in this report:

                                                                                        Page(s) in our 2000
                        Section                                                            Annual Report
                        -------                                                            -------------

         Management's Discussion and Analysis of Financial
              Condition and Results of Operations ("MD&A")..............................      3 - 24
         Selected Consolidated and Other Financial Data.................................         2
         Consolidated Financial Statements..............................................      26 - 54
         Supplementary Financial Data...................................................        25
         Range of Prices of Common Stock and Preferred Securities.......................        56

         Except for the parts of our 2000 Annual Report expressly incorporated by reference, such report is not deemed filed with the Securities and Exchange Commission.

                                     PART I

         Information appearing in this report, in documents incorporated by reference herein and in documents subsequently filed with the Securities and Exchange Commission which are not statements of historical fact may include forward-looking statements with respect to our financial condition, results of operations and business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to fluctuations in interest rates and in the economy; the impact of laws and regulations applicable to us and changes therein; competitive conditions in the markets in which we conduct our operations, including competition from banking and non-banking companies with substantially greater resources, some of which may offer and develop products and services that we do not offer; our ability to control the composition of our loan portfolio without adversely affecting interest income; and our ability to respond to changes in technology. With regard to our efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include the potential for higher than acceptable operating costs arising from the geographic dispersion of our offices, as compared with competitors operating solely in contiguous markets; the competition of larger acquirers with greater resources; fluctuations in the prices at which acquisition targets may be available for sale and in the market for our securities; and the potential for difficulty or unanticipated costs in realizing the benefits of particular acquisition transactions. Readers of our Form 10-K and our 2000 Annual Report should therefore not place undue reliance on forward-looking statements.

Item 1.   Business

General. First Banks America, Inc. is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, or the BHC Act. We were incorporated in Delaware in 1978 and our corporate headquarters are located in St. Louis, Missouri. Our principal function is to assist in the management of our banking subsidiaries.

         At December 31, 2000, we had $2.74 billion in total assets, $2.06 billion in loans, net of unearned discount, $2.31 billion in total deposits and $196.9 million in total stockholders' equity. We operate through two subsidiary banks and one subsidiary bank holding company, as follows:

         First  Bank  &  Trust,  or   FB&T,  headquartered  in  San   Francisco,
           California; and,
         The San  Francisco  Company,  or  SFC,  headquartered in San Francisco,
           California,  and  its  wholly  owned  subsidiary:
                  Bank of San Francisco, or BSF, headquartered in San Francisco,
                     California.

         Our subsidiary banks are wholly owned by their respective parent companies.

         All of our Class B common stock, or Class B Stock, is owned by First Banks, Inc., or First Banks, a multi-bank holding company headquartered in St. Louis, Missouri. The Class B Stock has the same voting rights per share as the Common Stock, and the two classes of stock are generally equivalent except the Class B Stock is not registered with the Securities and Exchange Commission, not listed on any exchange and, with limited exceptions, is not transferable, other than to an affiliate of First Banks. In the event we were to commence the payment of dividends to our stockholders, the Class B Stock would receive dividends only to the extent that dividends on the Common Stock exceed $0.45 per share annually. The terms of the Class B Stock allow First Banks to purchase additional shares of Class B Stock through August 31, 2001 if a sufficient number of additional shares of Common Stock are issued to cause First Banks' voting power to fall below 55%, at prices to be determined based on a formula related to the book value per share of common stock. The Class B Stock is convertible into shares of Common Stock at the option of First Banks.

         In February 1998, we completed our acquisition of First Commercial Bancorp, Inc., or FCB, Sacramento, California, a company that was majority-owned by First Banks, as described further in the MD&A section of our 2000 Annual Report and in Note 2 to our Consolidated Financial Statements. In connection with our acquisition of FCB, we issued approximately 1,555,700 shares of Common Stock, of which 1,266,176 shares were issued to First Banks. We also issued to First Banks a convertible debenture in the principal amount of $6.5 million in exchange for outstanding debentures of FCB. In December 1998, First Banks elected to convert the $6.5 million principal and $2.4 million accrued and unpaid interest of the convertible debenture into 629,557 shares of our Common Stock. As a result, at December 31, 1998, First Banks owned 76.84% of our outstanding voting stock.

         In February 1999, First Banks completed its purchase of 314,848 shares of our Common Stock, pursuant to a tender offer that commenced in January 1999. This tender offer increased First Banks' ownership interest to 82.34% of our outstanding voting stock. At December 31, 1999, First Banks owned 83.37% of our outstanding voting stock.

         On October 31, 2000, we completed our acquisition of First Bank & Trust, Newport Beach, California, a wholly owned subsidiary of First Banks, as described further in the MD&A section of our 2000 Annual Report and in Note 2 to our Consolidated Financial Statements. In conjunction with this transaction, First Bank & Trust and two of our former wholly owned subsidiary banks, First Bank of California and First Bank Texas N.A., were merged with and into Redwood Bank, our other wholly owned subsidiary bank, which was renamed "First Bank & Trust." In addition, in connection with our acquisition of First Bank & Trust, we issued 5,727,340 shares of our Common Stock and 803,429 shares of our Common Stock held for treasury to First Banks. At December 31, 2000, First Banks owned 92.86% of our outstanding voting stock.

         As of March 20, 2001, the total Common Stock and Class B Stock owned by First Banks constituted approximately 93.07% of our outstanding voting stock. Accordingly, First Banks exercises control over our management, policies and the election of our officers and directors.

         For the three years ended December 31, 2000, we completed 11 acquisitions and two branch office purchases. These transactions provided us with total assets of $1.15 billion and 45 banking locations. For a description of these acquisitions and our acquisition policies, see "MD&A - Acquisitions" and Note 2 to our Consolidated Financial Statements of our 2000 Annual Report.

         Through our subsidiary banks, we offer a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, we market combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. We also offer both consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, commercial leasing and trade financing. Other financial services include mortgage banking, credit and debit cards, brokerage services, credit-related insurance, automated teller machines, telephone banking, safe deposit boxes and trust and private banking services.

         Primary responsibility for managing our subsidiary banking units rests with the officers and directors of each unit. However, in keeping with our policy, we centralize overall corporate policies, procedures and administrative functions and provide operational support functions for our subsidiaries. This practice allows us to achieve various operating efficiencies while allowing our subsidiary banking units to focus on customer service.

         The following summarizes selected data about our subsidiary banks at December 31, 2000:

                                                                                       Loans, net of
                                                        Number of         Total          unearned          Total
                       Name                             locations        assets          discount         deposits
                       ----                             ---------        ------          --------         --------
                                                                              (dollars expressed in thousands)

         FB&T........................................      52         $ 2,516,993        1,943,013        2,168,742
         SFC:
              BSF ....................................      1             216,552          115,615          137,727

         We purchase certain services and supplies, directly or through our subsidiary banks, including data processing services, internal audit, loan review, income tax preparation and assistance, accounting, asset/liability management and investment services, loan servicing and other management and administrative services, through our majority stockholder, First Banks. Additional information regarding the nature of our arrangements with First Banks appears in Note 16 to our Consolidated Financial Statements incorporated herein by reference.

         Further discussion of our business operations and our policies is set forth in the MD&A section of our 2000 Annual Report, which is incorporated herein by reference.

Competition and Branch Banking. The activities in which our subsidiary banks are engaged are highly competitive. Those activities and the geographic markets served primarily involve competition with other banks, some of which are affiliated with large regional or national holding companies. Competition among financial institutions is based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits.

         In addition to competing with other banks within their primary service areas, our subsidiary banks also compete with other financial intermediaries, such as credit unions, industrial loan associations, securities firms, insurance companies, small loan companies, finance companies, mortgage companies, real estate investment trusts, certain governmental agencies, credit organizations and other enterprises. Additional competition for depositors' funds comes from United States Government securities, private issuers of debt obligations and suppliers of other investment alternatives for depositors. Many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and federally-insured banks and state regulations governing state-chartered banks. As a result, such non-bank competitors may have certain advantages over us in providing some services.

         The trend in Texas and California has been for multi-bank holding companies to acquire independent banks and thrifts in communities throughout these states. We believe we will continue to face competition in the acquisition of such banks and thrifts from bank holding companies based in those states and from bank holding companies based in other states under interstate banking laws. Many of the financial institutions with which we compete are larger than us and have substantially greater resources available for making acquisitions.

         Subject to regulatory approval, commercial banks situated in Texas and California are permitted to establish branches throughout their respective states, thereby creating the potential for additional competition in our subsidiary banks' service areas.

Supervision and Regulation

General. We are extensively regulated under federal and state laws designed primarily to protect depositors and customers of our subsidiary banks. To the extent this discussion refers to statutory or regulatory provisions, it is not intended to summarize all of such provisions and is qualified in its entirety by reference to the relevant statutory and regulatory provisions. Changes in applicable laws, regulations or regulatory policies may have a material effect on our business and prospects. We are unable to predict the nature or extent of the effects on our business and earnings that new federal and state legislation or regulation may have. The enactment of the legislation described below has significantly affected the banking industry generally and is likely to have ongoing effects on our subsidiary banks and us in the future.

         We are a registered bank holding company under the BHC Act and, as such, are subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System, or the FRB. We are required to file annual reports with the FRB and to provide to the FRB additional information as it may require.

         FB&T and BSF are chartered by the State of California and are subject to supervision, regulation and examination by the California Department of Financial Institutions. Our subsidiary banks are also regulated and examined by the Federal Deposit Insurance Corporation, or the FDIC, which provides deposit insurance of up to $100,000 for each insured depositor.

Bank Holding Company Regulation. Our activities and those of our subsidiary banks have in the past been limited to the business of banking and activities "closely related" or "incidental" to banking. Under the Gramm-Leach-Bliley Act, which was enacted in November 1999 and is discussed below, bank holding companies now have the opportunity to seek broadened authority, subject to limitations on investment, to engage in activities that are "financial in nature" if its subsidiary depository institutions are well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act (discussed briefly below).

         We are also subject to capital requirements applied on a consolidated basis, which are substantially similar to those required of our subsidiary banks (briefly summarized below). The BHC Act also requires a bank holding company to obtain approval from the FRB before: (i) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls a majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. The FRB will not approve any acquisition, merger or consolidation that would have a substantially anti-competitive result, unless the anti-competitive effects of the proposed transaction are clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial factors in reviewing acquisitions and mergers.

Safety and Soundness and Similar Regulations. We are subject to various regulations and regulatory policies directed at the financial soundness of our subsidiary banks. These include, but are not limited to, the FRB's source of strength policy, which obligates a bank holding company to provide financial and managerial strength to our subsidiary banks; restrictions on the nature and size of certain transactions between a bank holding company and its subsidiary depository institutions; and restrictions on extensions of credit by our subsidiary banks to executive officers, directors, principal stockholders and the related interests of such persons.

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

         Under the risk-based capital standard, the minimum consolidated ratio of total capital to risk-adjusted assets required for bank holding companies is 8%. At least one-half of the total capital, or Tier 1 capital, must be composed of common equity, retained earnings, qualifying noncumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain items such as goodwill and certain other intangible assets. The remainder, or Tier 2 capital, may consist of qualifying hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock that does not qualify as Tier 1 capital and a limited amount of loan and lease loss reserves.

         In addition to the risk-based standard, we are subject to minimum requirements with respect to the ratio of our Tier 1 capital to our average assets less goodwill and certain other intangible assets, or the Leverage Ratio. Applicable requirements provide for a minimum Leverage Ratio of 3% for bank holding companies that have the highest supervisory rating, while all other bank holding companies must maintain a minimum Leverage Ratio of at least 4% to 5%.

         The FDIC has established capital requirements for banks under its jurisdiction that are consistent with those imposed by the FRB on bank holding companies. Information regarding our capital levels and our subsidiary banks' capital levels under the federal capital requirements is contained in Note 19 to our Consolidated Financial Statements incorporated herein by reference.

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

Dividends. Our primary source of funds in the future is the dividends, if any, paid by our subsidiary banks. The ability of our subsidiary banks to pay dividends is limited by federal laws, by regulations promulgated by the bank regulatory agencies and by principles of prudent bank management. The amount of dividends our subsidiary banks may pay to us is also limited by First Banks' credit agreement with a group of unaffiliated financial institutions. Additional information concerning limitations on the ability of our subsidiary banks to pay dividends appears in Note 15 to our Consolidated Financial Statements incorporated herein by reference.

Customer Protection. Our subsidiary banks are also subject to consumer laws and regulations intended to protect consumers in transactions with depository institutions, as well as other laws or regulations affecting customers of financial institutions generally. These laws and regulations mandate various disclosure requirements and substantively regulate the manner in which financial institutions must deal with their customers. Our subsidiary banks are required to comply with numerous regulations in this regard and are subject to periodic examinations with respect to their compliance with the requirements.

Community Reinvestment Act. The Community Reinvestment Act of 1977, or CRA, requires that, in connection with examinations of financial institutions within their jurisdiction, the federal banking regulators must evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and other applications to expand.

The Gramm-Leach-Bliley Act. The activities of bank holding companies have historically been limited to the business of banking and activities "closely related" or "incidental" to banking. The enactment of the Gramm-Leach-Bliley Act in 1999 has relaxed the previous limitations and permits some bank holding companies to engage in a broader range of financial activities. Bank holding companies may elect to become "financial holding companies" that may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. In addition to lending, activities that will be deemed "financial in nature" include securities underwriting, dealing in or making a market in securities, sponsoring mutual funds and investment companies, insurance underwriting and agency activities, merchant banking activities and other activities which the FRB determines to be closely related to banking. A bank holding company may become a financial holding company only if each of its subsidiary banks is well capitalized and well managed and has a rating of satisfactory or higher under CRA. A bank holding company that ceases to be in compliance with those requirements may be required to stop engaging in specified activities.

         The Gramm-Leach-Bliley Act also permits banks to own subsidiaries that engage in a somewhat broader range of financial activities than was previously permitted, including some insurance activities. In order to take advantage of any new powers, a bank must satisfy standards governing capital adequacy and is also required to have satisfactory examination ratings of its management and CRA compliance, among other factors. The powers available to bank subsidiaries are not as broad as those available to qualifying financial holding companies.

         Under the Gramm-Leach-Bliley Act, the FRB has supervisory authority over each parent financial holding company and limited authority over its subsidiaries. The determination of which federal regulatory agency is given primary authority over a subsidiary of a financial holding company will depend on the types of activities conducted by the subsidiary. In that regard, broker-dealer subsidiaries will be regulated primarily by securities regulators and insurance subsidiaries will primarily be regulated by insurance authorities.

         The Gramm-Leach-Bliley Act also will impose significant new regulatory requirements regarding the privacy of customer information when implementing regulations become effective in July, 2001. Each bank and other provider of financial services will be required to protect the security and confidentiality of nonpublic information about its customers, to adopt a privacy policy regarding its practices for sharing information about customers, and, for consumer accounts, to disclose its privacy policy when an account relationship is established and at least annually thereafter. Unless an exemption from the requirements in the Act is available for a particular type of disclosure, a bank or other financial company must provide an opportunity for the consumer to "opt out" of disclosure of information to third parties, and third parties with whom information is shared will be subject to restrictions on their use of shared information. The Act will also prohibit the disclosure to unaffiliated third parties of account numbers and other specified information for use in telemarketing, direct mail and electronic mail marketing.

Reserve Requirements; Federal Reserve System and Federal Home Loan Bank System. The FRB requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements. Institutions are authorized to borrow from the Federal Reserve Bank "discount window," but FRB regulations require institutions to exhaust other reasonable alternative sources of funds, including advances from Federal Home Loan Banks, or FHLBs, before borrowing from the Federal Reserve Bank.

         Certain of our subsidiary banks are members of the Federal Reserve System and the Federal Home Loan Bank System and are required to hold investments in regional banks within those systems. Our subsidiary banks were in compliance with these requirements at December 31, 2000, with investments of $2.0 million and $767,000 in stock of the FHLB of San Francisco held by FB&T and BSF, respectively, $1.5 million in stock of the FHLB of Dallas held by FB&T, and $328,000 in stock of the Federal Reserve Bank of San Francisco held by FB&T.

Monetary Policy and Economic Control. The commercial banking business is affected not only by legislation, regulatory policies and general economic conditions, but also by the monetary policies of the FRB. Changes in the discount rate on member bank borrowings, the availability of credit at the "discount window," open market operations, the imposition of changes in reserve requirements against deposits and assets of foreign branches, and the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates are some of the instruments of monetary policy available to the FRB. These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and this use may affect interest rates charged on loans or paid on liabilities. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks and are expected to do so in the future. Such policies are influenced by various factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government. Future monetary policies and the effect of such policies on our future business and earnings and on the future business and earnings of our subsidiary banks cannot be predicted.

Employment

         As of March 20, 2001, we employed approximately 645 employees. None of our employees are subject to a collective bargaining agreement. We consider our relationships with our employees to be good.

Executive Officers of the Registrant

         Information  regarding  executive  officers is  contained in Item 10 of
Part III hereof (pursuant to General Instruction G) and is incorporated herein by this reference.

Item 2.  Properties

         Our executive office is located at the executive office owned by First Banks at 135 North Meramec, Clayton, Missouri 63105. The headquarters of our subsidiary banks are (i) in the case of FB&T, in a building leased by FB&T located at 735 Montgomery Street, San Francisco, California; and (ii) in the case of BSF, in a building leased by BSF located at 550 Montgomery Street, San Francisco, California. In addition to those offices, as of March 20, 2001, our subsidiary banks do business at 51 branch offices in Texas and California, of which 14 are located in buildings that we own and 37 are located in buildings that we lease.

         We consider the properties at which we do business to be in good condition, suitable for our business conducted at each location. To the extent our properties or those acquired in connection with the acquisition of other entities provide space in excess of that effectively utilized in the operations of our subsidiary banks, we seek to lease or sublease any excess space to third parties. Additional information regarding the premises and equipment utilized by our subsidiary banks appears in Note 5 to our Consolidated Financial Statements incorporated herein by reference.

Item 3.  Legal Proceedings

         There are various claims and pending actions against our subsidiary banks and us in the ordinary course of business. It is our opinion, in consultation with legal counsel, the ultimate liability, if any, resulting from such claims and pending actions will not have a material adverse effect on our financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         Our Annual Meeting of Stockholders was held on October 11, 2000. Our seven directors were reelected, with the vote totals indicated in the following table:

                   Name of Director                          For                              Against
                   ----------------                          ---                              -------

         Allen H. Blake                                   5,430,571                           39,366
         Charles A. Crocco, Jr.                           5,431,672                           38,265
         James F. Dierberg                                5,431,707                           38,230
         Albert M. Lavezzo                                5,431,780                           38,157
         Ellen D. Schepman                                5,430,665                           39,272
         Edward T. Story, Jr.                             5,431,618                           38,319
         Donald W. Williams                               5,430,799                           39,138

         Stockholders also approved the acquisition of First Bank & Trust and the related issuance of 6,530,769 shares of Common Stock to First Banks, with the following vote totals:

                                                                   Broker
                For             Against          Abstain          Non-Votes
                ---             -------          -------          ---------

             5,026,491          41,597            7,084            394,765

                                     PART II


Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

Market Information. We have two classes of common stock. Our Common Stock is listed on the New York Stock Exchange, or the NYSE, under the symbol "FBA." All of our Class B Stock is held by First Banks and is not listed or traded. See "Item 1, Business - General." Continued listing of our Common Stock on the NYSE is subject to various requirements, including the financial eligibility and distribution requirements of the NYSE.

         Information regarding the number of stockholders and the market prices for Common Stock since January 1, 2001 is set forth under the caption "Investor Information" of our 2000 Annual Report and is incorporated herein by reference.

Dividends. In recent years, we have not paid any dividends on our Common Stock. Our ability to pay dividends is limited by regulatory requirements and by the receipt of dividend payments from our subsidiary banks, which are also subject to regulatory requirements. See Note 15 to our Consolidated Financial Statements incorporated herein by reference.

Item 6.  Selected Financial Data

         The information required by this item is incorporated herein by reference from page 2 of our 2000 Annual Report under the caption "Selected Consolidated and Other Financial Data."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required by this item is incorporated herein by reference from pages 3 through 24 of our 2000 Annual Report under the caption "MD&A."

Item 7a. Quantitative and Qualitative Disclosure About Market Risk

         The information required by this item is incorporated herein by reference from pages 10 through 11 of our 2000 Annual Report under the caption "MD&A - Interest Rate Risk Management."

Item 8.  Financial Statements and Supplementary Data

         Our consolidated financial statements are incorporated herein by reference from pages 26 through 54 of our 2000 Annual Report under the captions "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income," "Consolidated Statements of Cash Flows," "Notes to Consolidated Financial Statements" and "Independent Auditors' Report."

         Our Supplementary Financial Information is incorporated herein by reference from page 25 of our 2000 Annual Report under the caption "Quarterly Condensed Financial Data - Unaudited."

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

Board of Directors

         Our Board of Directors, consisting of seven members, is identified in the following table. Each of our directors was elected or appointed to serve a one-year term and until his/her successor has been duly qualified for office.

                                      Director               Principal Occupation(s) During Last Five Years
          Name                 Age      Since                    and Directorships of Public Companies
          ----                 ---      -----                    -------------------------------------


James F. Dierberg (1)           63      1994      Chairman of the Board of Directors,  President  and Chief Executive
                                                  Officer  of  FBA  since  1994;  Chairman  of  the  Board and  Chief
                                                  Executive  Officer of First  Banks  since  1988;  Director of First
                                                  Banks  since  1979;  President of First Banks from 1979 to 1992 and from 1994 to October 1999; Trustee of First Preferred Capital Trust
                                                  and First America Capital Trust since 1997 and 1998, respectively.

Allen H. Blake                  58      1994      Executive Vice President,  Chief Operating Officer and Secretary of
                                                  FBA  since  1998;  Vice  President,  Chief  Operating  Officer  and
                                                  Secretary of FBA from 1994 to 1998; Chief Financial  Officer of FBA from  1994 to  September  1999;  President  of  First  Banks  since
                                                  October 1999;  Executive Vice President and Chief Financial Officer
                                                  of  First  Banks  from  1996 to  September  1999;  Chief  Operating
                                                  Officer of First Banks since 1998;  Secretary  of First Banks since
                                                  1988;  Trustee of First  Preferred  Capital  Trust,  First  America
                                                  Capital  Trust and First  Preferred  Capital  Trust II since  1997,
                                                  1998 and September 2000, respectively.

Charles A. Crocco, Jr. (2)      62      1988      Counsel  to the law firm of Crocco & De Maio,  P.C.,  Mount  Kisco,
                                                  New York  since  April  2000;  Counsel to the law firm of Jackson &
                                                  Nash,  LLP.,  New York,  New York from  January 1999 to April 2000;
                                                  Counsel to Crocco & De Maio,  P.C. in 1998;  Partner in Crocco & De
                                                  Maio,  P.C.,  New York,  New York  prior to 1998;  Director  of The
                                                  Hallwood Group Incorporated, a merchant banking firm.

Albert M. Lavezzo (2)           64      1998      President  and Chief  Operating  Officer of the law firm of Favaro,
                                                  Lavezzo,   Gill,   Caretti   &   Heppell,   Vallejo,  California, a
                                                  professional      legal   corporation,    since    1974;     Former
                                                  Chairman  of the Board  of  Directors  of Surety  Bank  (15 years);
                                                  Director of FB&T; President of North Bay Exchange Co., Inc.

Ellen D. Schepman (1)           26      1999      Retail  Marketing  Officer of First  Banks  since May 1999;  Retail
                                                  Marketing  Specialist of FB&T from 1997 to May 1999; prior to 1996,
                                                  Mrs. Schepman was a full-time student.





Edward T. Story, Jr. (2)       57       1987      President,   Chief   Executive   Officer   and   Director  of  SOCO
                                                  International,  plc,  Comfort,  Texas, a corporation  listed on the
                                                  London  Stock  Exchange  and engaged in  international  oil and gas operations, since 1991; Director of Cairn Energy plc  and  Hallwood
                                                  Realty  Corporation.

Donald W. Williams             53       1995      Senior  Executive  Vice President and Chief Credit Officer of First
                                                  Banks since  September  2000;  Executive  Vice  President and Chief
                                                  Credit Officer of First Banks since 1996;  Chairman of the Board of
                                                  Directors,  President and Chief Executive  Officer of First Bank, a
                                                  wholly owned  subsidiary  of First Banks;  Chairman of the Board of
                                                  Directors of First Capital Group,  Inc., a wholly owned  subsidiary of First Banks.

----------------------------------
(1) Mrs. Schepman is the daughter of Mr. James F. Dierberg. See Item 12. Security Ownership of Certain Beneficial Owners and Management.
(2)  Member of the Audit Committee.

Executive Officers

         Our executive officers, each of whom was elected to the office(s) indicated by our Board of Directors, as of March 20, 2001, were as follows:

                                                                                    Principal Occupation(s)
          Name                Age        Current FBA Office(s) Held                 During Last Five Years
          ----                ---        --------------------------                 ----------------------

James F. Dierberg              63   Chairman  of  the  Board,  President  See  Item  10 - "Directors  and  Executive
                                    and Chief Executive Officer.          Officers  of  the  Registrant  -  Board of
                                                                          Directors."

Allen H. Blake                 58   Executive  Vice   President,   Chief  See  Item 10 -  "Directors  and  Executive
                                    Operating Officer and Secretary.      Officers  of the  Registrant  -  Board  of
                                                                          Directors."

Frank H. Sanfilippo            38   Executive  Vice  President and Chief  Executive   Vice   President   and   Chief
                                    Financial Officer.                    Financial  Officer  of First  Banks  since
                                                                          September  1999;  Executive Vice President
                                                                          and  Chief  Financial Officer of FBA since
                                                                          September  1999;  Director, Executive Vice
                                                                          Chief  Financial  Officer,  Secretary  and
                                                                          Treasurer  of  First  Bank since September
                                                                          1999; Trustee  of  First Preferred Capital
                                                                          Trust  II  since  September  2000;  Senior
                                                                          Vice President and Director of  Management
                                                                          Accounting  of  Mercantile Bancorporation,
                                                                          Inc., St. Louis,  Missouri,  from  1998 to
                                                                          September  1999;  Vice President and Chief
                                                                          Financial Officer - Mercantile Bank Opera-
                                                                          tions Division, from 1996  to  1997;  Vice
                                                                          President   and  Assistant  Controller  of
                                                                          Mercantile Bank N.A. from 1994 to 1996.

Terrance M. McCarthy           46   Executive Vice  President;  Chairman  Mr.  McCarthy has been employed in various
                                    of   the    Board   of    Directors,  executive  capacities with First Banks and
                                    President   and   Chief    Executive  FBA since 1995 and 1998, respectively.
                                    Officer of FB&T and BSF.

David F. Weaver                53   Executive Vice President;  President  Mr.  Weaver has been  employed  in various
                                    - Texas Region.                       executive capacities with FBA since 1994.

         Except for the relationship of Mrs. Schepman and Mr. Dierberg described above, there are no family relationships between any of our nominees for director, our directors or executive officers or our subsidiary banks' directors or executive officers.

Section 16(a) Beneficial Ownership Reporting Compliance

         To our knowledge, none of our directors, executive officers or shareholders, subject, in their capacity as such, to the reporting obligations set forth in Section 16 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, has failed to file on a timely basis reports required by
Section 16(a) of the Exchange Act during the year ended December 31, 2000.

Item 11.  Executive Compensation

         The following table sets forth certain information regarding compensation earned during the year ended December 31, 2000, and specified information with respect to the two preceding years, by Mr. McCarthy and Mr. Weaver, who are our only executive officers whose annual compensation in 2000 from our subsidiary banks or us exceeded $100,000.

         Neither Mr. Dierberg, Mr. Blake nor Mr. Sanfilippo receives any compensation directly from our subsidiary banks or us. Our subsidiary banks and we have entered into various contracts with First Banks, of which Messrs. Dierberg, Blake and Sanfilippo are directors and/or executive officers, pursuant to which services are provided to our subsidiary banks and us (see "Compensation Committee Interlocks and Insider Participation" for additional information regarding contracts with First Banks).

                                       SUMMARY COMPENSATION TABLE
                                       --------------------------
                                                                                                      All Other
         Name and Principal Position(s)                     Year          Salary (1)     Bonus     Compensation (2)
         ------------------------------                     ----          ---------      -----     ----------------

Terrance M. McCarthy                                        2000        $  180,000       25,000         6,650
   Executive Vice President;                                1999           147,500       20,000         4,950
   Chairman of the Board of Directors,                      1998           121,600       27,000         4,460
   President and Chief Executive Officer
   of FB&T and BSF

David F. Weaver                                             2000           137,500       18,000         5,150
   Executive Vice President;                                1999           127,000       20,450         3,700
   President - Texas Region                                 1998           116,200       20,000         3,400

---------------------
(1) The total of all other annual compensation for the named officer is less than the amount required to be reported which is the lesser of (a) $50,000 or (b) ten percent (10%) of the total of the annual salary and bonus paid to that person.
(2) All other compensation reported represents matching contributions to our 401(k) Plan for the year indicated and ownership interests granted in units of Star Lane Trust, First Bank's unit investment trust that was created on January 21, 2000.

Compensation of Directors. Directors who are not our officers or affiliated with First Banks (Messrs. Crocco, Story and Lavezzo) were paid a fee of $2,000 for each meeting of our Board of Directors attended, and a fee of $500 for each committee meeting attended. In addition, each of these individuals was paid a fee of $10,000 for their participation on a special committee of our Board of Directors created during 2000 for the purpose of conducting an independent evaluation of our acquisition of FB&T. For their service as directors in 2000, Messrs. Crocco, Story and Lavezzo each received aggregate fees of $20,000. Mrs. Schepman, who serves as a Retail Marketing Officer of First Banks, but who is not an officer of FBA, also received $8,000 for her service as a director in 2000. Furthermore, Mr. Lavezzo received $6,000 as a member of the Board of Directors of FB&T.

         Messrs. Crocco, Story and Lavezzo and Mrs. Schepman also participate in our 1993 Directors' Stock Bonus Plan, or our Stock Bonus Plan, which provides for an annual grant of 500 shares of our Common Stock to each such director. Future grants would apply equally to current directors and to any individual who becomes our director in the future. The maximum number of shares that may be issued may not exceed 16,667 shares, and the plan will expire on July 1, 2001. Directors' compensation expense of $36,000 was incurred in 2000 in connection with our Stock Bonus Plan.

         None of our three directors who are also executive officers of First Banks (Messrs. Dierberg, Blake and Williams) receive any compensation from our subsidiary banks or us for service as a director, nor do they participate in our Stock Bonus Plan or any of our other compensation plans. First Banks, of which Messrs. Dierberg, Blake, McCarthy, Sanfilippo and Williams are executive officers and Messrs. Dierberg and Blake are directors, provides various services to our subsidiary banks and us for which it is compensated (see "Compensation Committee Interlocks and Insider Participation").

Compensation Committee Interlocks and Insider Participation. Messrs. Dierberg, Blake and Sanfilippo, who are our executive officers but do not receive any compensation for their services as such, are also executive officers and/or members of the Board of Directors of First Banks. First Banks does not have a separate compensation committee, but its Board of Directors performs the functions of such a committee. Except for the foregoing, none of our executive officers served during 2000 as a member of our compensation committee, or any other committee performing similar functions, or as a director of another entity, any of whose executive officers or directors served on our Board of Directors.

         We purchase certain services and supplies from or through First Banks. Our financial position and operating results could significantly differ from those that would be obtained if our relationship with First Banks did not exist.

         First Banks provides management services to our subsidiary banks and us. Management services are provided under management fee agreements whereby we compensate First Banks for our use of personnel for various functions including internal audit, loan review, income tax preparation and assistance, accounting, asset/liability management and investment services, loan servicing and other management and administrative services. Fees paid under these agreements were $5.2 million, $4.4 million and $3.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. The fees paid for management services are at least as favorable as we could have obtained from unaffiliated third parties.

         First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and his adult children, provides data processing and various related services to FB&T and us under the terms of data processing agreements. Fees paid under these agreements were $6.8 million, $5.3 million and $3.5 million for the years ended December 31, 2000, 1999 and 1998, respectively. The fees paid for data processing services are at least as favorable as we could have obtained from unaffiliated third parties.

         Our subsidiary banks had $108.2 million and $31.9 million in whole loans and loan participations outstanding at December 31, 2000 and 1999, respectively, that were purchased from First Bank, a wholly owned subsidiary of First Banks. In addition, our subsidiary banks had sold $146.1 million and $167.5 million in whole loans and loan participations to First Bank at December 31, 2000 and 1999, respectively. These loans and loan participations were acquired and sold at interest rates and terms prevailing at the dates of their purchase or sale and under standards and policies followed by our subsidiary banks.

         As more fully discussed in Note 7 to our Consolidated Financial Statements of our 2000 Annual Report, we have a $100.0 million revolving note payable to First Banks. At December 31, 2000, the amount outstanding under our note payable was $98.0 million. There were no amounts outstanding under our note payable at December 31, 1999.

Employee Benefit Plans. We maintain various employee benefit plans. Our directors are not eligible to participate in such plans except our Stock Bonus Plan unless they are also our employees or employees of our subsidiary banks. Although Messrs. Dierberg, Blake and Sanfilippo are executive officers, they are not participants in any of our employee benefit plans.

         Prior to 1996, we maintained a noncontributory, defined benefit plan, or our Pension Plan, for eligible officers and employees. During 1994, we discontinued the accumulation of benefits under our Pension Plan. While our Pension Plan continues in existence and provides benefits that had then accumulated, no additional benefits have accrued to participants since 1994, and no new participants will become eligible for benefits thereafter. In addition, we intend to dissolve this plan in 2001.

         Benefits under our Pension Plan are based upon annual base salaries and years of service as of 1994 and are payable only upon retirement or disability and, in some instances, at death. A participant who fulfilled the eligibility and tenure requirements prior to the discontinuation of accumulation of benefits will receive, upon reaching the normal retirement age of 65, monthly benefits based upon average monthly compensation during the five consecutive calendar years out of his or her last ten calendar years prior to 1994 that provided the highest average compensation.

         As of December 31, 2000, Mr. Weaver would be eligible to receive annual benefits of approximately $11,000 upon retirement at age 65.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of March 20, 2001, certain information with respect to the beneficial ownership of our Common Stock and Class B Stock by each person known to us to be the beneficial owner of more than five percent of the outstanding shares of either class of our stock, by each of our directors and executive officers and by all of our executive officers and directors as a group:

         Title of                  Name of                  Number of Shares and Nature         Percent of
          Class               Beneficial Owner                of Beneficial Ownership              Class
------------------------------------------------------------------------------------------------------------
       Class B Stock        First Banks, Inc.                     2,500,000 (1)(2)(3)                 100.0%
                            135 North Meramec
                            Clayton, Missouri 63105

       Class B Stock        James F. Dierberg                     2,500,000 (1)(2)(3)                 100.0

       Common Stock         First Banks, Inc.                     8,741,350 (1)(2)(3)                  91.3

       Common Stock         James F. Dierberg                     8,741,350 (1)(2)(3)                  91.3

       Common Stock         Allen H. Blake                            1,000 (4)                        (*)

       Common Stock         Charles A. Crocco, Jr.                    7,772 (4)                        (*)

       Common Stock         Albert M. Lavezzo                        10,210 (4)                        (*)

       Common Stock         Terrance M. McCarthy                      2,000 (4)                        (*)

       Common Stock         Frank H. Sanfilippo                           0                             --

       Common Stock         Ellen D. Schepman                         1,000 (2)(3)(4)                  (*)

       Common Stock         Edward T. Story, Jr.                     10,682 (4)                        (*)

       Common Stock         David F. Weaver                           2,974 (4)                        (*)

       Common Stock         Donald W. Williams                          100 (4)                        (*)

       All executive officers                                   8,777,088 shares                 91.6% of
         and directors as a                                       Common Stock                 Common Stock
         group (10 persons)

                                                                2,500,000 shares                 100% of
                                                                  Class B Stock                Class B Stock

------------------------
(*)  Less than one percent

(1) The shares shown as beneficially owned by First Banks and James F. Dierberg comprise 100% of the outstanding shares of Class B Stock and 91.3% of the outstanding shares of Common Stock. Each share of Common Stock and Class B Stock is entitled to one vote on matters subject to stockholder vote. All of the shares of Class B Stock and Common Stock owned by First Banks are pledged to secure a loan to First Banks from a group of unaffiliated lenders. The related credit agreement contains customary provisions which could ultimately result in the transfer of such shares if First Banks were to default in the repayment of the loan and such default were not cured, or other arrangements satisfactory to the lenders were not made, by First Banks.

(2) The controlling stockholders of First Banks are (i) the James F. Dierberg, II Family Trust, dated December 30, 1992; (ii) Irrevocable Trust of Michael
     J. Dierberg, dated May 1, 1998; (iii) the Ellen C. Dierberg Family Trust, dated December 30, 1992; (iv) James F. Dierberg, trustee of the James F. Dierberg living trust, dated October 8, 1985; (v) the Michael J. Dierberg Family Trust, dated December 30, 1992; and (vi) First Trust (Mary W. Dierberg and First Bank, Trustees) established U/I James F. Dierberg, dated December 30, 1992. Mr. James F. Dierberg and Mrs. Mary W. Dierberg are husband and wife, and Messrs. James F. Dierberg, II, Michael James Dierberg and Mrs. Ellen D. Schepman are their adult children.

(3) Due to the relationships among James F. Dierberg, Mary W. Dierberg, First Bank and the three adult children of James F. and Mary W. Dierberg, Mr. Dierberg is deemed to share voting and investment power over all of the outstanding voting stock of First Banks which in turn exercises voting and investment power over the shares of Common Stock and Class B Stock attributed to it in the table.

(4) All of the shares attributed in the table to Messrs. Blake, Crocco, Lavezzo, McCarthy, Story, Weaver and Williams and Mrs. Schepman are owned by them directly.

Item 13.  Certain Relationships and Related Transactions

         Outside of normal customer relationships, no directors, executive officers or stockholders holding over 5% of our voting stock, and no corporations or firms with which such persons or entities are associated, currently maintain or have maintained since the beginning of the last full fiscal year, any significant business or personal relationships with our subsidiaries or us, other than that which arises by virtue of such position or ownership interest in our subsidiaries or us, except as set forth in Item 11 - "Executive Compensation - Compensation of Directors," or as described in the following paragraphs.

         Our subsidiary banks have had in the past, and may have in the future, loan transactions in the ordinary course of business with our directors or their affiliates. These loan transactions have been and will be on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not and will not involve more than the normal risk of collectibility or present other unfavorable features. Our subsidiary banks do not extend credit to our officers or to officers of our subsidiary banks, except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles and personal credit card accounts.

         Certain of our directors and officers and their respective affiliates have deposit accounts with our subsidiary banks. It is the policy of our subsidiary banks not to permit any of their officers or directors or their affiliates to overdraw their respective deposit accounts unless that person has been previously approved for overdraft protection under a plan whereby a credit limit has been established in accordance with the standard credit criteria of our subsidiary banks.

                                     PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

           (a)    1.     Financial  Statements  and   Supplementary   Data - The
                         financial statements and supplementary data filed as part of this Report are listed under Item 8.

                  2. Financial Statement Schedules - These schedules are omitted for the reason they are not required or are not applicable.

                  3. Exhibits - The exhibits are listed in the index of exhibits required by Item 601 of Regulation S-K at Item
                         (c) below and are incorporated herein by reference.

           (b)    Reports on Form 8-K.

                         A current report on Form 8-K was filed on November 8, 2000. Item 2 of the Report describes our acquisitions of FB&T and Commercial Bank of San Francisco, which we completed on October 31, 2000. In addition, Item 7 of the Report presents financial statements of the businesses acquired, pro forma financial information and exhibits, as applicable.

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

March 28, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

            Signatures                                          Title                                  Date
-------------------------------------------------------------------------------------------------------------------


       /s/James F. Dierberg                                   Director                           March 28, 2001
       ------------------------------------------
          James F. Dierberg

       /s/Allen H. Blake                                      Director                           March 28, 2001
       ------------------------------------------
          Allen H. Blake

       /s/Charles A. Crocco, Jr.                              Director                           March 28, 2001
       ------------------------------------------
          Charles A. Crocco, Jr.

       /s/Albert M. Lavezzo                                   Director                           March 28, 2001
       ------------------------------------------
          Albert M. Lavezzo

       /s/Ellen D. Schepman                                   Director                           March 28, 2001
       ------------------------------------------
          Ellen D. Schepman

       /s/Edward T. Story, Jr.                                Director                           March 28, 2001
       ------------------------------------------
          Edward T. Story, Jr.

       /s/Donald W. Williams                                  Director                           March 28, 2001
       ------------------------------------------
          Donald W. Williams


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

         3(d)          Certificate of Amendment of the Restated  Certificate  of
                       Incorporation   of  the  Company  effective  December 26,
                       2000 - filed herewith.

         4(a)          Specimen  Stock  Certificate  for Common  Stock (filed as
                       Exhibit 1.01 to the Company's Amendment No. I to Form 8-A on Form 8, dated September 4, 1987, and incorporated herein by reference).

         4(b) The Company agrees to furnish to the Securities and Exchange Commission upon request pursuant to Item 601(b)(4)(iii) of Regulation S-K, copies of instruments defining the rights of holders of long-term debt of the Company and its subsidiaries.

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

         10(d)* Financial Management Policy by and between First Banks, Inc. and the Company, dated September 15, 1994 (filed as Exhibit 10(m) to the Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

         10(e)* Federal Funds Agency Agreement by and between First Banks, Inc. and the Company, dated September 15, 1994 (filed as Exhibit 10(k) to the Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

         10(f)         Promissory  note   payable  to  First Banks, Inc.   dated
                       November 30, 2000 - filed herewith.

         10(g)* Management Services Agreement by and between First Banks, Inc. and Redwood Bank, dated June 1, 1999 (filed as
                       Exhibit 10(x) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

         10(h) Brokerage Service Agreement by and between First Bank of California and First Brokerage America, L.L.C., dated July 1, 1999 (filed as Exhibit 10(y) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

         10(i)*        Service   Agreement   by   and  between  First   Bank  of
                       California, First Brokerage America, L.L.C. and BTI Insurance Agency, Inc. d/b/a BTI Coastal Insurance Agency, Inc., dated July 1, 1999 filed as Exhibit 10(z) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

         10(j) Brokerage Service Agreement by and between First Bank Texas N.A. and First Brokerage America, L.L.C., dated July 1, 1999 (filed as Exhibit 10(aa) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

         10(k)* Service Agreement by and between First Bank Texas N.A., First Brokerage America, L.L.C. and BTI Insurance Agency, Inc., dated July 1, 1999 (filed as Exhibit 10(bb) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

         10(l)* Federal Funds Agency Agreement by and between First Banks, Inc. and Redwood Bank, dated May 26, 1999 (filed as Exhibit 10(cc) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference).

         10(m)*        Resignation and General  Release  Agreement among Anthony
                       S. Dee, Redwood Bank, First Banks America, Inc. and its affiliates, dated March 12, 2000 (filed as Exhibit 10(bb) to the Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

         10(n) Agreement and Plan of Reorganization by and between First Banks America, Inc. and Commercial Bank of San Francisco, dated June 27, 2000 (filed as Exhibit 10(dd) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

         10(o) Agreement and Plan of Reorganization by and among First Banks America, Inc., Redwood Bank, First Banks, Inc. and First Bank & Trust, dated June 29, 2000 (filed as
                       Exhibit 10(ee) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

         10(p) Agreement and Plan of Reorganization by and between First Banks America, Inc. and Millennium Bank, dated August 23, 2000 (filed as Exhibit 10(ff) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

         10(q) Agreement and Plan of Merger by and among First Banks America, Inc., Redwood Bank, The San Francisco Company and Bank of San Francisco, dated September 22, 2000 (filed as Exhibit 10(gg) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

         13            2000  Annual  Report  to  Stockholders  filed   herewith.
                       Portions not specifically incorporated by reference in this Report are not deemed "filed" for purposes of the Securities Exchange Act of 1934 - filed herewith.

         21            Subsidiaries of the Company - filed herewith.

         23            Consent of KPMG LLP - filed herewith.

* Exhibits designated by an asterisk in this Index to Exhibits relate to management contracts and/or compensatory plans or arrangements.

                                                                EXHIBIT 3(d)



                            CERTIFICATE OF AMENDMENT

                  OF THE RESTATED CERTIFICATE OF INCORPORATION

                            FIRST BANKS AMERICA, INC.


         First Banks America, Inc., a corporation organized and existing under and by virtue of the General Corporation Law of the State of Delaware (the "Corporation"), does hereby certify as follows:

         FIRST: That the Board of Directors of the Corporation, at a meeting duly held, adopted a resolution proposing and declaring advisable the following amendment to the Restated Certificate of Incorporation of the Corporation:

         RESOLVED:   That  Article   FOURTH  of  the  Restated   Certificate  of
Incorporation of First Banks America, Inc., is amended to read in its entirety as follows:

                  FOURTH:  (A) The total  number of  shares  of all  classes  of
                  ------
         capital stock which the Corporation shall have authority to issue is nineteen million (19,000,000) shares consisting of (a) fifteen million (15,000,000) shares of a class designated Common Stock, par value $0.15 per share ("Common Stock"), and (b) four million (4,000,000) shares of a class designated Class B Common Stock, par value $0.15 per share ("Class B Common Stock").

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

         SECOND: That in lieu of a meeting and vote of stockholders, the stockholders of the Corporation have given written consent to said amendment in accordance with the provisions of Section 228 of the General Corporation Law of the State of Delaware, and written notice of the adoption of the amendment has been given as provided in Section 228 of the General Corporation Law of the State of Delaware.

         THIRD: That said amendment was duly adopted in accordance with the applicable provisions of Sections 242 and 228 of the General Corporation Law of the State of Delaware.

         IN WITNESS WHEREOF, First Banks America, Inc. has caused this Certificate to be signed by James F. Dierberg, Chairman of the Board of Directors, Chief Executive Officer and President and Allen H. Blake, Secretary, this 26th day of December, 2000.


                                   FIRST BANKS AMERICA, INC.



                                   By: /s/ James F. Dierberg
                                       -----------------------------------------

                                           James F. Dierberg
                                           Chairman of the Board of Directors,
                                           Chief Executive Officer and President

Attest:



 /s/ Allen H. Blake
---------------------
     Allen H. Blake
     Secretary

                                                                   EXHIBIT 10(f)

                                 PROMISSORY NOTE


$100,000,000.00                 CLAYTON, MISSOURI              November 30, 2000


         On or before June 30, 2005, First Banks America, Inc., a Delaware corporation (hereinafter called "Borrower"), promises to pay to the order of First Banks, Inc., a Missouri corporation (hereinafter called "Lender") at its offices at 135 North Meramec, Clayton, Missouri, in lawful money of the United States of America, the sum of One Hundred Million Dollars ($100,000,000.00), or so much thereof as is advanced from time to time and remains outstanding, together with interest thereon from the date hereof until maturity at a varying rate per annum which is one-quarter percent per annum less than the "Prime Rate" as hereinafter defined (but in no event to exceed the maximum rate of non-usurious interest allowed from time to time by law, hereinafter called the "Highest Lawful Rate"), with adjustments in such varying rate to be made on the first day of each month beginning on December 1, 2000, and adjustments due to changes in the Highest Lawful Rate to be made on the effective date of any change in the Highest Lawful Rate. All past due principal and interest shall, at the option of Lender, bear interest at the Highest Lawful Rate from maturity until paid. Interest shall be computed on a per annum basis of a year of 365 days and for the actual number of days (including the first but excluding the last day) elapsed.

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

         This Note is given by Borrower in replacement of that certain Note dated June 30, 2000 in the principal amount of ninety million dollars ($90,000,000.00) (the "2000 Note"), and the accrued interest on the 2000 Note as of the date of this Note shall become accrued interest on this Note from and after the date hereof. This Note shall be construed under and governed by the laws of the State of Missouri.

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

EXECUTED effective as of the 30th day of November, 2000.


                                    BORROWER:

                                    FIRST BANKS AMERICA, INC.

                                    By:  /s/ Allen H. Blake
                                        ----------------------------------------
                                             Allen H. Blake
                                             Executive Vice President
ADDRESS:

135 North Meramec
Clayton, Missouri 63105

                                                                     EXHIBIT 13
















                            FIRST BANKS AMERICA, INC.

                               2000 ANNUAL REPORT

                                TABLE OF CONTENTS



                                                                                                             PAGE
                                                                                                             ----

LETTER TO SHAREHOLDERS..............................................................................           1

SELECTED CONSOLIDATED AND OTHER FINANCIAL DATA......................................................           2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS......................................................................           3

QUARTERLY CONDENSED FINANCIAL DATA - UNAUDITED......................................................          25

FINANCIAL STATEMENTS:

     CONSOLIDATED BALANCE SHEETS....................................................................          26

     CONSOLIDATED STATEMENTS OF INCOME..............................................................          28

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         AND COMPREHENSIVE INCOME...................................................................          29

     CONSOLIDATED STATEMENTS OF CASH FLOWS..........................................................          30

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................................................          31

INDEPENDENT AUDITORS' REPORT........................................................................          54

DIRECTORS AND SENIOR MANAGEMENT.....................................................................          55

INVESTOR INFORMATION................................................................................          56


To Our Valued Shareholders, Customers and Friends:

First Banks America continued its solid performance in 2000! The Company reported record earnings of $27.8 million compared to $17.6 million in 1999. Earnings per share improved from $1.44 in 1999 to $2.29 in 2000, a 59% increase. On October 31, 2000, we acquired First Bank & Trust from First Banks, Inc. and added $1.10 billion in assets and 27 locations to our franchise. This acquisition allowed us to combine our California and Texas banks into one charter, resulting in more convenience for our customers in California and a more efficient operating model. Please note our financial information and commentary have been restated to include First Bank & Trust in all periods presented, in accordance with the accounting treatment applicable to combinations of entities under common control.

During the fourth quarter of 2000, the Company significantly increased its presence in the San Francisco Bay area. The acquisitions of Commercial Bank of San Francisco, Millennium Bank and Bank of San Francisco added approximately $456.4 million in assets. Earlier in the year, we also acquired Lippo Bank, based in San Francisco, and Bank of Ventura in Ventura, California. These two banks added another $149.1 million in assets.

Our acquisition activities enhanced our existing commercial and commercial real estate lending portfolios and expertise, and also gave us additional opportunities for retail banking, given the favorable locations. The San
Francisco Company and its subsidiary, Bank of San Francisco, also brought additional niche businesses including Stock Option Lending, Escrow Services and Private Banking, along with a historic and famous location in downtown San Francisco.

Our primary objective of achieving progressive and profitable growth still remains, and the key driver of this growth is net interest income. Continued emphasis on our commercial and commercial real estate lending strengths increased average loans over $317.7 million or 24.4%. This volume increase combined with a rising interest rate environment drove our net interest income up $24.1 million or 29.6%. The net interest rate margin increased 24 basis points from 1999 to 5.51% of our interest-earning assets for 2000.

While the revenue growth was strong, increased expenditures for employees, facilities and technology were also required. Non-interest expenses increased $11.6 million or 19.8% in 2000; however, our efficiency ratio improved from 64.0% to 59.5%. We are committed to improving the efficiency of our organization, while increasing the convenience for our customer base, by investing in technology, additional market presence through acquisition and internal growth, and seeking diversified revenue sources that are less dependent on market interest rates.

Credit quality is still strong. Non-performing loans represented 0.73% of our loan portfolio at the end of 2000 and net charge-offs were only $201,000 or 0.01% of average loans for the year. These results are consistent with our conservative underwriting practices and sound monitoring procedures over our loan portfolio.

BANK FIRST. BE FIRST. These simple sentences reflect our dedication to serving our customers and our communities. With the continued rapid consolidation in the banking industry, consistent, high-quality service is getting more difficult to find. I assure you our Company will strive to continuously improve its service levels, and this should be a competitive advantage for us in the marketplace.

In closing, I would like to extend our sincere appreciation for the dedication of our employees, the loyalty of our customers and the continued support of our shareholders.

Sincerely,




/s/ James F. Dierberg
---------------------
    Chairman of the Board, President
       and Chief Executive Officer

               SELECTED CONSOLIDATED AND OTHER FINANCIAL DATA (1)

     The selected consolidated financial data set forth below are derived from our consolidated financial statements, which have been audited by KPMG LLP. This information is qualified by reference to our consolidated financial statements included herein. This information should be read in conjunction with such consolidated financial statements, the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                               As of or for the year ended December 31, (1)
                                                           ----------------------------------------------------
                                                            2000        1999         1998       1997      1996
                                                            ----        ----         ----       ----      ----
                                                         (dollars expressed in thousands, except per share data)

Income Statement Data:
    Interest income.................................. $  177,248       132,720     108,833     85,163     67,844
    Interest expense.................................     71,625        51,239      49,295     39,560     29,220
                                                      ----------     ---------   ---------  ---------  ---------
    Net interest income..............................    105,623        81,481      59,538     45,603     38,624
    Provision for loan losses........................      1,877         4,183       1,750      4,000      6,879
                                                      ----------     ---------   ---------  ---------  ---------
    Net interest income after provision
      for loan losses................................    103,746        77,298      57,788     41,603     31,745
    Noninterest income...............................     12,077         9,880       7,856      5,469      6,329
    Noninterest expense..............................     70,019        58,463      48,965     32,312     34,388
                                                      ----------     ---------   ---------  ---------  ---------
    Income before provision (benefit)
      for income tax expense and  minority
      interest in income of subsidiary...............    45,804        28,715      16,679     14,760      3,686
    Provision (benefit) for income tax expense.......     18,007        11,116       6,605      4,018     (2,400)
                                                      ----------      --------   ---------  ---------  ---------
    Income before minority interest
      in income of subsidiary........................     27,797        17,599      10,074     10,742      6,086
    Minority interest in income of subsidiary........         --            --          --       (294)      (131)
                                                      ----------     ---------   ---------  ---------  ---------
    Net income....................................... $   27,797        17,599      10,074     10,448      5,955
                                                      ==========     =========   =========  =========  =========

Per Share Data:
    Earnings per common share:
      Basic.......................................... $     2.29          1.44        0.86       0.99       0.55
      Diluted........................................       2.29          1.44        0.86       0.99       0.55
    Weighted average common stock outstanding........     12,129        12,235      11,671     10,600     10,756

Balance Sheet Data:
    Investment securities............................ $  335,219       196,174     251,166    372,799    205,815
    Loans, net of unearned discount..................  2,058,677     1,469,091   1,089,965    816,707    647,300
    Total assets.....................................  2,741,379     1,861,862   1,513,276  1,317,490  1,003,261
    Total deposits...................................  2,306,356     1,584,999   1,297,859  1,154,796    856,284
    Note payable ....................................     98,000            --          --     14,900     14,000
    Guaranteed preferred beneficial
      interest in First Banks America, Inc.
       subordinated debentures.......................     44,280        44,218      44,155         --         --
    Stockholders' equity.............................    196,909       174,513     143,194    101,190     87,869

Earnings Ratios:
    Return on average total assets...................       1.32%         1.04%       0.72%      0.97%      0.68%
    Return on average total stockholders' equity.....      15.86         11.36        8.43      11.31       6.85
    Efficiency ratio (2).............................      59.49         63.99       72.65      63.27      76.50
    Net interest margin..............................       5.51          5.27        4.66       4.52       4.72

Asset Quality Ratios:
    Allowance for loan losses to loans...............       1.84          2.06        2.29       2.52       2.96
    Nonperforming loans to loans (3).................       0.73          1.11        2.30       1.37       3.73
    Allowance for loan losses to
      nonperforming loans (3)........................     252.78        185.87       99.61     184.03      79.36
    Nonperforming assets to loans
      and other real estate (4)......................       0.76          1.13        2.38       1.64       4.37
    Net loan charge-offs to average loans............       0.01          0.15        0.06       0.39       2.33

Capital Ratios:
    Average total stockholders' equity
      to average total assets........................       8.34          9.12        8.54       8.57       9.98
    Total risk-based capital ratio...................       8.01         12.04       13.51       9.70      10.46
    Leverage ratio...................................       7.34          9.91       10.66       6.62       7.49


--------------------------
(1) The comparability of the selected data presented is affected by the acquisitions of 11 banks and two branch offices during the five-year period ended December 31, 2000. These acquisitions were accounted for as purchases and, accordingly, the selected data includes the financial position and results of operations of each acquired entity only for the periods subsequent to its respective date of acquisition. In addition on October 31, 2000, we completed our acquisition of First Bank & Trust, and on February 2, 1998, we completed our acquisition of First Commercial Bancorp, Inc. and its wholly owned subsidiary, First Commercial Bank. As discussed in Note 2 to our consolidated financial statements, the selected data has been restated to reflect First Banks, Inc.'s interest in First Bank & Trust and First Commercial Bancorp, Inc. for the periods subsequent to the respective date on which First Banks, Inc. acquired its initial interest in these entities.
(2) Efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income.
(3) Nonperforming loans consist of nonaccrual loans and certain loans with restructured terms.
(4)  Nonperforming assets consist of nonperforming loans and other real estate.

                            FIRST BANKS AMERICA, INC.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

     The discussion set forth in the Letter to Shareholders and Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to our financial condition, results of operations and business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to fluctuations in interest rates and in the economy; the impact of laws and regulations applicable to us and changes therein; competitive conditions in the markets in which we conduct our operations, including competition from banking and non-banking companies with substantially greater resources, some of which may offer and develop products and services that we do not offer; our ability to control the composition of our loan portfolio without adversely affecting interest income; and our ability to respond to changes in technology. With regard to our efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include the potential for higher than acceptable operating costs arising from the geographic dispersion of our offices, as compared with competitors operating solely in contiguous markets; the competition of larger acquirers with greater resources; fluctuations in the prices at which acquisition targets may be available for sale and in the market for our securities; and the potential for difficulty or unanticipated costs in realizing the benefits of particular acquisition transactions. Readers of our Annual Report should therefore not place undue reliance on forward-looking statements.

Company Profile

     We are a registered bank holding company incorporated in Delaware and headquartered in St. Louis County, Missouri. Through the operation of our subsidiaries, we offer a broad array of financial services to consumer and commercial customers. Over the years, our organization has grown significantly, primarily as a result of acquisitions, as well as through internal growth. We currently operate banking subsidiaries that have branch offices in California and Texas. At December 31, 2000, we had total assets of $2.74 billion, loans, net of unearned discount, of $2.06 billion, total deposits of $2.31 billion and total stockholders' equity of $196.9 million.
     We operate through one subsidiary bank holding company and two subsidiary banks, which are wholly owned by their respective parent companies, as follows:

   First Bank & Trust, or FB&T, headquartered in San Francisco, California; and, The San Francisco Company, or SFC, headquartered in San Francisco,
      California, and its wholly owned subsidiary:
          Bank  of  San  Francisco,  or  BSF,  headquartered  in  San Francisco,
            California.

     We offer a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, we market combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. We also offer both consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, commercial leasing and trade financing. Other financial services include mortgage banking, credit and debit cards, brokerage services, credit-related insurance, automated teller machines, telephone banking, safe deposit boxes and trust and private banking services.
     Primary responsibility for managing our subsidiary banking units rests with the officers and directors of each unit. However, in keeping with our policy, we centralize overall corporate policies, procedures and administrative functions and provide operational support functions for our subsidiaries. This practice allows us to achieve various operating efficiencies while allowing our subsidiary banking units to focus on customer service.
     The following table summarizes selected data about our subsidiary banks at December 31, 2000:

                                                                          Loans, net of
                                                 Number of      Total       unearned        Total
                                                 locations      assets      discount       deposits
                                                 ---------      ------      --------       --------
                                                             (dollars expressed in thousands)

           FB&T.............................      52        $2,516,993    1,943,013        2,168,742
           SFC:
             BSF............................       1           216,552      115,615          137,727


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

     We are majority owned by First Banks, Inc., or First Banks, headquartered in St. Louis, Missouri. As discussed in Note 15 to our accompanying consolidated financial statements, at December 31, 2000, First Banks owned 2,500,000 shares of our Class B common stock and 8,741,350 shares of our common stock, which represented 92.86% of our total outstanding voting stock. Accordingly, First Banks has effective control over our management and policies, and the election of our directors.
     In July 1998, our financing subsidiary, First America Capital Trust, a Delaware statutory business trust, issued $46.0 million of 8.50% trust preferred securities. The preferred securities are publicly held and traded on the New York Stock Exchange and have no voting rights except in certain limited circumstances. We pay distributions on these preferred securities quarterly in arrears on March 31, June 30, September 30 and December 31 of each year.

General

     In the development of our banking franchise, we emphasize acquiring other financial institutions as one means of achieving our growth objectives. Acquisitions may serve to enhance our presence in a given market, to expand the extent of our market area or to enable us to enter into new or noncontiguous markets. We believe we must achieve a size sufficient to enable us to take advantage of many of the efficiencies available to our much larger competitors. We also view a combination of internal growth and acquisitions as the means by which we will achieve our overall growth objectives.
     Although we originally viewed Texas, particularly the Dallas and Houston areas, as our primary acquisition area, during 1995 and 1996 prices for acquisitions escalated sharply in those areas. The prices required to successfully consummate these transactions would have caused substantial diminution in the economic benefits that we envisioned would be available in our acquisition program. This diminution in benefits resulted in our evaluation of California for acquisition candidates, where acquisition pricing was considerably more favorable. During the five years ended December 31, 2000, we have concentrated our acquisitions in California, completing 12 acquisitions of banks and five purchases of branch offices. In addition, our acquisition of First Bank & Trust from our parent company, First Banks, Inc., and the associated internal reorganizations, is expected to significantly expand our presence throughout the state of California, improve operational efficiencies, convey a more consistent image and quality of service and more cohesively market and deliver our products and services.
     In conjunction with our acquisition strategy, we were also building the infrastructure necessary to accomplish our objectives for internal growth. This process included significantly expanding our commercial and financial, commercial real estate and real estate construction business development staff, enhancing our retail service delivery organization and systems, improving overall asset quality and changing the composition of our loan portfolio. Previously, our lending strategy had been focused on consumer lending, particularly indirect automobile lending. However, in conjunction with that type of lending, we began experiencing substantial asset quality problems resulting in high provisions for loan losses. With the expansion of our business development staff, we began building our portfolio of commercial and financial, commercial real estate and real estate construction loans while substantially reducing our indirect automobile loan portfolio. Reflective of our revised lending strategy, at December 31, 2000, consumer and installment loans, net of unearned discount, represented only 2.2% of our loan portfolio compared to 17.1% at December 31, 1996, while commercial and financial, real estate mortgage and real estate construction and development loans constituted 97.8% of our portfolio, compared to 82.9% at December 31, 1996.
     Our acquisitions have provided us with access into several new major market areas and, accordingly, an opportunity for future growth and profitability. We continue to meld the acquired entities into our operations, systems and culture. Some of the acquired institutions exhibited elements of financial distress prior to their acquisitions which, generally resulted from asset quality problems and/or high noninterest expenses. Although we have incurred significant expenses in the amalgamation of newly acquired entities into our corporate culture and systems, and in the expansion of our organizational capabilities, the earnings of the acquired entities and the improved net interest income resulting from the transition in the composition of our loan portfolio have contributed to improving net income during 2000 and 1999. For the years ended December 31, 2000 and 1999, net income was $27.8 million and $17.6 million, respectively, compared with $10.1 million in 1998.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Acquisitions

     To enhance our banking franchise, we emphasize acquiring other financial institutions as a means of accelerating our growth, in order to significantly expand our presence in a given market, to increase the extent of our market area or to enter new or noncontiguous market areas. After we consummate an acquisition, we expect to enhance the franchise of the acquired entity by supplementing the marketing and business development efforts to broaden the customer bases, strengthening particular segments of the business or filling voids in the overall market coverage. In addition, our acquisition program enables us to further leverage the operational support services available through First Banks and its affiliates and to provide the products and services typically available only through such a larger organization. We have utilized cash, voting stock, borrowings and the issuance of additional securities to meet our growth objectives under our acquisition program.
     Although in the past we have issued voting stock as consideration in some acquisitions, the majority of our recent acquisitions have been for cash, and our present policy is to seek cash transactions. Our ability to consummate additional acquisitions will be dependent, in part, on our access to cash resources with which to fund such transactions, and the maintenance of capital levels which are adequate to satisfy regulatory requirements and internal policies.
     During the three years ended December 31, 2000, we completed 11 bank acquisitions and two branch office purchases. As demonstrated below, our acquisitions during the three years ended December 31, 2000 have primarily served to increase our presence in markets that we originally entered during 1996 and that First Bank & Trust originally entered during 1995. These transactions, as more fully described in Note 2 to our accompanying consolidated financial statements, are summarized as follows:

                                                                                                               Number
                                                                     Loans, net of                               of
                                                            Total      unearned    Investment                  banking
           Entity                         Date             assets      discount    securities    Deposits     locations
           ------                         ----             ------      --------    ----------    --------     ---------
                                                                  (dollars expressed in thousands)

   2000
   ----

     The San Francisco Company
     San Francisco, California        December 31, 2000   $  183,800       115,700       38,300      137,700        1

     Millennium Bank
     San Francisco, California (1)    December 29, 2000      117,000        81,700       21,100      104,200        2

     Commercial Bank of San Francisco
     San Francisco, California (1)     October 31, 2000      155,600        97,700       45,500      109,400        1

     First Bank & Trust
     Newport Beach, California (2)     October 31, 2000    1,104,000       894,200       91,100      959,400       27

     Bank of Ventura
     Ventura, California (3)            August 31, 2000       63,800        39,400       15,500       57,300        1

     Lippo Bank
     San Francisco, California (4)    February 29, 2000       85,300        40,900       37,400       76,400        3
                                                          ----------     ---------     --------    ---------     ----
                                                          $1,709,500     1,269,600      248,900    1,444,400       35
                                                          ==========     =========     ========    =========     ====

   1999
   ----

     Brentwood Bank of California
     Malibu, California
        branch office (5)            September 17, 1999   $   23,600         6,300           --       17,300        1

     Century Bank
     Beverly Hills, California (3)      August 31, 1999      156,000        94,800       26,100      132,000        6

     Redwood Bancorp
     San Francisco, California (6)        March 4, 1999      183,900       134,400       34,400      162,900        4
                                                          ----------     ---------     --------    ---------     ----
                                                          $  363,500       235,500       60,500      312,200       11
                                                          ==========     =========     ========    =========     ====


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

                                                                                                                Number
                                                                     Loans, net of                                of
                                                            Total      unearned     Investment                  banking
           Entity                         Date             assets      discount     securities    Deposits     locations
           ------                         ----             ------      --------     ----------    --------     ---------
                                                                  (dollars expressed in thousands)

   1998
   ----

     Republic Bank
     Torrance, California (3)      September 15, 1998     $124,100        97,900        7,500      117,200        3

     Bank of America
     Solvang, California
        branch office (5)              March 19, 1998       15,500            --           --       15,500        1

     First Commercial Bancorp, Inc.
     Sacramento, California) (7)     February 2, 1998      192,500       118,900       64,400      173,100        6

     Pacific Bay Bank
     San Pablo, California (4)       February 2, 1998       38,300        29,700          232       35,200        1
                                                          --------     ---------     --------    ---------     ----
                                                          $370,400       246,500       72,132      341,000       11
                                                          ========     =========     ========    =========     ====

-------------------------
(1) Millennium Bank and Commercial Bank of San Francisco were merged with and into our existing subsidiary bank, FB&T.
(2) First Bank & Trust was acquired from First Banks. In conjunction with this transaction, First Bank & Trust and two of our former wholly owned subsidiary banks, First Bank of California and First Bank Texas N.A., were merged with and into Redwood Bank, our other wholly owned subsidiary bank. Redwood Bank was renamed FB&T.
(3) Bank of Ventura, Century Bank and Republic Bank were merged with and into a predecessor of FB&T.
(4) Lippo Bank, First Commercial Bancorp, Inc.'s wholly owned banking subsidiary, First Commercial Bank, and Pacific Bay Bank were merged with and into a predecessor of FB&T.
(5) The Malibu branch office of Brentwood Bank of California and the Solvang branch office of Bank of America were acquired by a predecessor of FB&T through a purchase of certain assets and assumption of deposit liabilities of the branch offices. Total assets reflected in the table above consist primarily of cash received upon assumption of the deposit liabilities and selected loans.
(6) Redwood Bancorp was merged with and into its wholly owned subsidiary, now FB&T.
(7) First Commercial Bancorp, Inc. was merged with and into a predecessor of FB&T.

     Except for the acquisitions of First Bank & Trust and First Commercial Bancorp, Inc., or FCB, and its wholly owned subsidiary, First Commercial Bank, these acquisitions were funded from available cash reserves, proceeds from sales and maturities of available-for-sale investment securities, borrowings under our revolving note payable to First Banks and the proceeds from First America Capital Trust's issuance of preferred securities. As more fully discussed in
Note 2 to our accompanying consolidated financial statements, we acquired First Bank & Trust and FCB through an exchange of shares of our common stock for all of the issued and outstanding shares of their common stock.

Restatements to Reflect Reorganizations

     In connection with our acquisitions of First Bank & Trust on October 31, 2000 and FCB on February 2, 1998, our financial information has been restated to include First Banks' respective ownership interest, reflected at historical cost, in these entities for all periods subsequent to First Banks' acquisitions of First Bank & Trust and FCB, consistent with the accounting treatment applicable to combinations of entities under common control. Accordingly, Management's Discussion and Analysis of Financial Condition and Results of Operations and our accompanying consolidated financial statements are presented as if First Bank & Trust and FCB had been consolidated into our operations for all periods subsequent to March 15, 1995 and August 23, 1995, respectively.

Financial Condition and Average Balances

     Our average total assets were $2.10 billion for the year ended December 31, 2000, compared to $1.70 billion and $1.40 billion for the years ended December 31, 1999 and 1998, respectively. We attribute the increase of $404.6 million in total average assets for 2000 primarily to: the acquisitions of Commercial Bank of San Francisco, Bank of Ventura and Lippo Bank, which provided total assets of $155.6 million, $63.8 million and $85.3 million, respectively; and, internal loan growth resulting from the continued expansion and development of our

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


business development staff. Similarly, we attribute the increase of $297.9 million in total average assets for 1999 primarily to:

 > the acquisitions of Century Bank and Redwood Bancorp, which provided total assets of $156.0 million and $183.9 million, respectively;

 > the purchase of the deposit accounts of the Malibu, California banking location of Brentwood Bank of California;

 >   internal loan growth; and

 > the issuance of by our financing subsidiary of trust preferred securities during 1998.

     The increase in assets for 2000 was primarily funded by an increase in total average deposits of $357.3 million to $1.80 billion for the year ended December 31, 2000 and a decrease in average investment securities of $2.7 million to $205.7 million for the year ended December 31, 2000. We utilized the majority of the funds generated from our deposit growth to fund a portion of our loan growth, and the remaining funds were temporarily invested in federal funds sold, resulting in an increase in average federal funds sold of $55.5 million to $86.7 million for the year ended December 31, 2000. Similarly, we funded the increase in assets for 1999 by an increase in total average deposits of $229.1 million to $1.44 billion for the year ended December 31, 1999, from $1.21 billion for the year ended December 31, 1998, and a decrease in average investment securities of $95.8 million during 1999. We attribute the increase in deposits for 1999 of $287.1 million to our acquisitions and internal deposit growth.
     Loans, net of unearned discount, averaged $1.62 billion, $1.30 billion and $935.3 million for the years ended December 31, 2000, 1999 and 1998, respectively. As summarized under "--Acquisitions," the acquisitions we completed during 1999 and 2000 provided loans, net of unearned discount, of $235.5 million and $375.4 million, respectively. In addition to the growth provided by these acquisitions, for 2000, $273.1 million of net loan growth was provided by corporate banking business development, consisting of an increase of $106.5 million of commercial, financial and agricultural loans, $44.0 million of real estate construction and land development loans and $122.6 million of commercial real estate loans. These increases were partially offset by continuing reductions in residential real estate loans of $33.5 million and consumer and installment loans, net of unearned discount, which consist primarily of indirect automobile loans, of $25.4 million. These changes result from the focus we have placed on our business development efforts and the portfolio repositioning which we began in 1995. This repositioning provided for the origination of indirect automobile loans to be substantially reduced.
     Investment securities averaged $205.7 million, $208.5 million and $304.3 million for the years ended December 31, 2000, 1999 and 1998, respectively, reflecting decreases of $2.7 million and $95.8 million for the years ended December 31, 2000 and 1999, respectively. We attribute these decreases primarily to the liquidation of certain acquired investment securities and to sales of investment securities available for sale necessary to provide an additional source of funds for our loan growth. The investment securities that we obtained in conjunction with our acquisitions during 1999 and 2000 and we retained in our portfolio partially offset the decreases.
     We use deposits as our primary funding source and acquire them from a broad base of local markets, including both individual and corporate customers. Deposits averaged $1.80 billion, $1.44 billion and $1.21 billion for the years ended December 31, 2000, 1999 and 1998, respectively. We credit the increases primarily to our acquisitions completed during the respective periods and the expansion of the deposit product and service offerings available to our customer base.
     During July 1998, First America Capital Trust issued $46.0 million of 8.50% trust preferred securities. Proceeds from this offering, net of underwriting fees and offering expenses, were approximately $44.0 million and were used to reduce borrowings, to support possible repurchases of our common stock from time to time and for general corporate purposes. We temporarily invested the remaining proceeds in interest-bearing deposits and subsequently used them to fund our acquisition of Redwood Bancorp, completed in March 1999. Distributions payable on the trust preferred securities were $3.9 million, $4.0 million and $1.8 million for the years ended December 31, 2000, 1999 and 1998, respectively, and are recorded as noninterest expense in our accompanying consolidated financial statements.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

     Stockholders' equity averaged $175.3 million, $154.9 million and $119.5 million for the years ended December 31, 2000, 1999 and 1998, respectively. We associate the increase for 2000 primarily with net income of $27.8 million and a $3.0 million increase in accumulated other comprehensive income, resulting from the change in unrealized gains and losses on available-for-sale investment securities. The increase was partially offset by repurchases of $1.5 million of common stock for treasury and a reduction of $7.0 million associated with pre-merger transactions of FB&T, which represent transactions that occurred prior to our acquisition of FB&T. We attribute the increase for 1999 to net income of $17.6 million, pre-merger transactions of $18.2 million and a reduction of the deferred tax valuation reserve of $981,000 relating to the utilization of tax net operating losses incurred by certain subsidiary banks prior to completing quasi-reorganizations. The increase was partially offset by repurchase of $1.3 million of common stock for treasury and a $4.3 million reduction in accumulated other comprehensive income resulting from the change in unrealized gains and losses on available-for-sale investment securities.
     The following table sets forth certain information relating to our average balance sheets, and reflects the average yield earned on interest-bearing assets, the average cost of interest-bearing liabilities and the resulting net interest income for the periods indicated.

                                                                 Years ended December 31,
                               ------------------------------------------------------------------------------------------
                                           2000                             1999                          1998
                               ----------------------------    -----------------------------   --------------------------
                                         Interest                         Interest                       Interest
                               Average    income/   Yield/      Average    income/   Yield/    Average    income/  Yield/
                               balance    expense    rate       balance    expense    rate     balance    expense   rate
                               -------    -------    ----       -------    -------    ----     -------    -------   ----
                                                              (dollars expressed in thousands)
        ASSETS
        ------

Interest-earning assets:
   Loans (1) (2) (3) (4)....  $1,621,432   158,020    9.75%    $1,303,742   118,279  9.07%  $  935,284    88,351    9.45%
   Investment securities (3)     205,746    13,652    6.64        208,481    12,753  6.12      304,294    18,494    6.08
   Federal funds sold.......      86,700     5,416    6.25         31,176     1,582  5.07       33,563     1,791    5.34
   Other....................       2,082       160    7.68          1,865       106  5.68        3,875       197    5.08
                              ----------  --------             ----------   -------         ----------   -------
     Total interest-earning
       assets...............   1,915,960   177,248    9.25      1,545,264   132,720  8.59    1,277,016   108,833    8.52
                              ----------  --------             ----------   -------         ----------   -------
Nonearning assets...........     186,709                          152,827                      123,155
                              ----------                       ----------                   ----------
     Total assets ..........  $2,102,669                       $1,698,091                   $1,400,171
                              ==========                       ==========                   ==========

       LIABILITIES AND
    STOCKHOLDERS' EQUITY
    --------------------

Interest-bearing liabilities:
   Interest-bearing demand
     deposits ..............  $  152,487     2,415    1.58%    $  133,976     2,053  1.53%  $  107,070     1,721    1.61%
   Savings deposits.........     575,227    25,398    4.42        454,022    17,146  3.78      358,371    15,114    4.22
   Time deposits............     727,695    41,561    5.71        586,970    30,009  5.11      541,274    30,058    5.55
                              ----------  --------             ----------   -------         ----------   -------
     Total interest-bearing
       deposits ............   1,455,409    69,374    4.77      1,174,968    49,208  4.19    1,006,715    46,893    4.66
   Note payable and
     short-term borrowings..      38,696     2,251    5.82         39,677     2,031  5.12       36,298     2,402    6.62
                              ----------  --------             ----------   -------         ----------   -------
     Total interest-bearing
       liabilities .........   1,494,105    71,625    4.79      1,214,645    51,239  4.22    1,043,013    49,295    4.73
                                          --------                          -------                      -------
Noninterest-bearing
  liabilities:
     Demand deposits........     340,278                          263,427                      202,628
     Other liabilities......      92,967                           65,092                       35,001
                              ----------                       ----------                   ----------
     Total liabilities......   1,927,350                        1,543,164                    1,280,642
Stockholders' equity........     175,319                          154,927                      119,529
                              ----------                       ----------                   ----------
     Total liabilities and
       stockholders' equity.  $2,102,669                       $1,698,091                   $1,400,171
                              ==========                       ==========                   ==========
Net interest income.........               105,623                           81,481                       59,538
                                          ========                          =======                      =======
Interest rate spread........                          4.46%                          4.37%                          3.79%
Net interest margin.........                          5.51                           5.27                           4.66
                                                      ====                           ====                           ====

-----------------------
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)  Interest income on loans includes loan fees.
(3)  We have no tax-exempt income.
(4)  Includes the effects of interest rate exchange agreements.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

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

                                                       Increase (decrease) attributable to change in:
                                             ------------------------------------------------------------------
                                               December 31, 2000 compared           December 31, 1999 compared
                                                  to December 31, 1999                 to December 31, 1998
                                             -----------------------------         ----------------------------
                                                                      Net                                  Net
                                              Volume      Rate      Change         Volume      Rate      Change
                                              ------      ----      ------         ------      ----      ------
                                                              (dollars expressed in thousands)

Interest-earning assets:
   Loans (1) (2) (3) (4)..................  $ 30,391     9,350     39,741         33,606     (3,678)     29,928
   Investment securities (3)..............      (170)    1,069        899         (5,862)       121      (5,741)
   Federal funds sold.....................     3,391       443      3,834           (122)       (87)       (209)
   Other..................................        13        41         54           (112)        21         (91)
                                            --------   -------    -------         ------     ------      ------
         Total interest income............    33,625    10,903     44,528         27,510     (3,623)     23,887
                                            --------   -------    -------         ------     ------      ------
Interest-bearing liabilities:
   Interest-bearing demand deposits.......       293        69        362            420        (88)        332
   Savings deposits.......................     5,049     3,203      8,252          3,729     (1,697)      2,032
   Time deposits..........................     7,648     3,904     11,552          2,429      (2,478)       (49)
   Note payable and
     short-term borrowings................       (51)      271        220            209       (580)       (371)
                                            --------   -------    -------         ------     ------      ------
         Total interest expense...........    12,939     7,447     20,386          6,787     (4,843)      1,944
                                            --------   -------    -------         ------     ------      ------
         Net interest income..............  $ 20,686     3,456     24,142         20,723      1,220      21,943
                                            ========   =======    =======         ======     ======      ======

------------------------
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)  Interest income on loans includes loan fees.
(3)  We have no tax-exempt income.
(4)  Includes the effect of interest rate exchange agreements.

Net Interest Income

     The primary source of our income is net interest income, which is the difference between the interest earned on our interest-earning assets and the interest paid on our interest-bearing liabilities. Net interest income improved to $105.6 million, or 5.51% of average interest-earning assets, for the year ended December 31, 2000, from $81.5 million, or 5.27% of average interest-earning assets, and $59.5 million, or 4.66% of average interest-earning assets, for the years ended December 31, 1999 and 1998, respectively. We credit the improved net interest income primarily to the net interest-earning assets provided by our acquisitions, internal loan growth and increases in the prime lending rate which resulted in increased yields on interest-earning assets. During 2000, the cost of interest-bearing liabilities increased with prevailing interest rates. However, since this increase was less dramatic than the increase in earnings on interest-earning assets, it did not undermine the improvement in net interest margins.
     Average total loans, net of unearned discount, increased by $317.7 million to $1.62 billion for the year ended December 31, 2000, from $1.30 billion and $935.3 million for the years ended December 31, 1999 and 1998, respectively. During the period from June 30, 1999 through December 31, 2000, the Board of Governors of the Federal Reserve System increased the discount rate several times, resulting in six increases in the prime rate of interest from 7.75% to 9.50%. This is reflected not only in the rate of interest earned on loans that are indexed to the prime rate, but also in other assets and liabilities which either have variable or adjustable rates, or which matured or repriced during this period. The yield on our loan portfolio increased to 9.75% for the year ended December 31, 2000, from 9.07% for the year ended December 31, 1999, principally as the result of an increase in prevailing interest rates. However, the improved yield on our loan portfolio was partially offset by the expense associated with our interest rate swap agreements that we entered into in conjunction with our risk management program. Although our net interest margin has continued to improve over the last three years, the yield on our loan portfolio declined to 9.07% for the year ended December 31, 1999 in comparison to 9.45% for the year ended December 31, 1998. This reduction primarily resulted from the overall decline in prevailing interest rates that occurred during the fourth quarter of 1998. In addition, increased competition within the market areas we serve led to reduced lending rates. The effect of the reduced yield on our loan portfolio was partially mitigated in 1999 by the earnings impact of the interest rate swap agreements that we entered into and a reduced rate paid on average interest-bearing liabilities.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

     For the years ended December 31, 2000, 1999 and 1998, the aggregate weighted average rate paid on our interest-bearing deposit portfolio was 4.77%, 4.19% and 4.66%, respectively. This increase for 2000 reflected increased rates we paid to provide a funding source for continued loan growth, whereas the decrease for 1999 reflected the ongoing realignment of our deposit portfolio. In addition, the aggregate weighted average rate paid on our note payable and short-term borrowings increased to 5.82% for the year ended December 31, 2000 from 5.12% for the year ended December 31, 1999, reflecting an increase in market interest rates. Amounts outstanding under our $100.0 million revolving note payable to First Banks bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. Thus, our revolving note payable represents a relatively high-cost funding source, so that increased advances under the revolving note payable have the effect of increasing the weighted average rate of non-deposit liabilities. During 2000, we utilized the note payable to fund our acquisitions of Lippo Bank, Commercial Bank of San Francisco, Millennium Bank and The San Francisco Company, whereas in 1999 we did not utilize the revolving note payable.

Interest Rate Risk Management

     For financial institutions, the maintenance of a satisfactory level of net interest income is a primary factor in achieving acceptable income levels. However, the maturity and repricing characteristics of the institution's loan and investment portfolios, relative to those within its deposit structure, may differ significantly. The nature of the loan and deposit markets within which such institution operates, and its objective for business development within those markets at any point in time, influence these characteristics. In addition, the ability of borrowers to repay loans and depositors to withdraw funds prior to stated maturity dates introduces divergent option characteristics which operate primarily as interest rates change. These factors cause various elements of the institution's balance sheet to react in different manners and at different times relative to changes in interest rates, thereby leading to increases or decreases in net interest income over time. Depending upon the direction and velocity of interest rate movements and their effect on the specific components of the institution's balance sheet, the effects on net interest income can be substantial. Consequently, managing a financial institution requires establishing effective control over the exposure of the institution to changes in interest rates.
     We manage our interest rate risk by:

     > maintaining an Asset Liability Committee, or ALCO, responsible to our Board of Directors to review the overall interest rate risk management activity and approve actions taken to reduce risk;

     > maintaining an effective simulation model to determine our exposure to changes in interest rates;

     > coordinating the lending, investing and deposit-generating functions to control the assumption of interest rate risk; and

     > employing various off-balance-sheet financial instruments, including derivatives, to offset inherent interest rate risk when it becomes excessive. The objective of these procedures is to limit the adverse impact which changes in interest rates may have on our net interest income.

     The ALCO has overall responsibility for the effective management of interest rate risk and the approval of policy guidelines. The ALCO includes our Chairman, Chief Executive Officer and President, as well as the senior executives of investments, credit, banking support and finance, and certain other officers. The Asset Liability Management Group, which monitors interest rate risk, supports the ALCO, prepares analyses for review by the ALCO and implements actions which are either specifically directed by the ALCO or established by policy guidelines.
     In interest rate sensitivity management, we strive to optimize earnings results, while managing interest rate risk within internal policy constraints. Regarding rate sensitivity, our policy is to manage exposure to potential risks associated with changing interest rates by maintaining a balance sheet posture in which annual net interest income is not significantly impacted by reasonably possible near-term changes in interest rates. To measure the effect of interest rate changes, we calculate our net income over two one-year horizons on a pro forma basis. The analysis assumes various scenarios for increases and decreases in interest rates including both instantaneous and gradual, and parallel and non-parallel shifts in the yield curve, in varying amounts. For purposes of arriving at reasonably possible near-term changes in interest rates, we include scenarios based on actual changes in interest rates, which have occurred over a two-year period, simulating both a declining and rising interest rate scenario. We are "asset-sensitive," and our simulation model indicates a loss of projected net interest income should interest rates decline. While a decline in interest rates of less than 100 basis points has a relatively minimal impact on our net interest income, a decline in interest rates of 100 basis points indicates a pre-tax projected loss of approximately 7.5% of net interest income, and a decline in interest rates of 200 basis points indicates a pre-tax projected loss

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


of approximately 10.5% of net interest income, based on assets and liabilities at December 31, 2000.
     We utilize off-balance-sheet derivative financial instruments to assist in our management of interest rate sensitivity and to modify the repricing, maturity and option characteristics of on-balance-sheet assets and liabilities. We limit the use of such derivative financial instruments to reduce our interest rate exposure. As more fully described in Note 17 to our accompanying consolidated financial statements, the derivative financial instruments we hold, for purposes of managing interest rate risk, are summarized as follows:

                                                           December 31, 2000          December 31, 1999
                                                         --------------------       --------------------
                                                          Notional    Credit        Notional     Credit
                                                           amount    exposure        amount     exposure
                                                           ------    --------        ------     --------
                                                                 (dollars expressed in thousands)

         Interest rate swap agreements - pay
           adjustable rate, receive fixed rate.........   $535,000      1,112        235,000       1,094
         Interest rate swap agreements - pay
           adjustable rate, receive adjustable rate....         --         --        150,000          --
         Interest rate cap agreements..................    150,000      1,251         10,000          26
                                                          ========     ======       ========      ======

     The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of our credit exposure through our use of these instruments. The credit exposure represents the accounting loss we would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value.
     During 1998, we entered into $105.0 million notional amount of interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements initially provided for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the 90-day London Interbank Offering Rate. In March 2000, the terms of the swap agreements were modified such that we currently pay an adjustable rate of interest equivalent to the daily weighted average prime lending rate minus 2.705%. The terms of the swap agreements provide for FBA to pay quarterly and receive payment semiannually. The amount receivable by us under the swap agreements was $1.4 million at December 31, 2000 and 1999, and the amount payable by us under the swap agreements was $281,000 and $294,000 at December 31, 2000 and 1999, respectively.
     During May 1999, we entered into $150.0 million notional amount of interest rate swap agreements with the objective of stabilizing the net interest margin during the six-month period surrounding the Year 2000 century date change. The swap agreements provided for us to receive an adjustable rate of interest equivalent to the daily weighted average 30-day London Interbank Offering Rate and pay an adjustable rate of interest equivalent to the daily weighted average prime lending rate minus 2.665%. The terms of the swap agreements, which had an effective date of October 1, 1999 and a maturity date of March 31, 2000, provided for us to pay and receive interest on a monthly basis. In January 2000, we determined these swap agreements were no longer necessary based upon the results of the Year 2000 transition and terminated these agreements resulting in a cost of $45,000.
     During September 1999, we entered into $130.0 million notional amount of interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.70%. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. The amount receivable by us under the swap agreements was $89,000 at December 31, 2000 and 1999, and the amount payable by us under the swap agreements was $123,000 and $105,000 at December 31, 2000 and 1999, respectively.

     During September 2000, we entered into $300.0 million notional amount of interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements provide for us to receive a fixed rate of interest and pay an adjustable rate equivalent to the weighted average prime lending rate minus 2.70%. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. The amount receivable by us under the swap agreements was $621,000 at December 31, 2000 and the amount payable by us under the swap agreements was $623,000 at December 31, 2000. In conjunction with these interest rate swap agreements, we also entered into $150.0 million notional amount of an interest rate cap agreement to limit the net interest expense associated with the interest rate swap agreements in the event of a rising rate scenario. The interest rate cap agreement has a maturity date of September 20, 2004, and provides for us to receive a quarterly adjustable rate of interest equivalent to the three-month London Interbank Offering Rate should such rate exceed the predetermined interest rate of 7.50%. At December 31, 2000, the unamortized costs associated with this interest rate cap agreement were $1.3 million, and were included in other assets.
     During 2000 and 1998, we realized net interest expense on our derivative financial instruments of $2.1 million and $55,000, respectively, in comparison to net interest income of $226,000 that we realized on our derivative financial instruments in 1999.
     As more fully described in Note 1 to our accompanying consolidated financial statements, in the event of early termination of the interest rate swap agreements, the net proceeds received or paid are deferred and amortized over the shorter of the remaining contract life or the maturity of the related asset. If, however, the amount of the underlying asset is repaid, then the fair value gains or losses on the interest rate swap agreements are recognized immediately in our consolidated statements of income.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)



     In addition to our simulation model, we also prepare and review a more traditional interest rate sensitivity position in conjunction with the results of the simulation model. The following table presents the projected maturities and periods to repricing of our rate sensitive assets and liabilities as of December 31, 2000, adjusted to account for anticipated prepayments:

                                                                   Over       Over
                                                                   three       six        Over
                                                        Three     through    through       one       Over
                                                       months       six      twelve      through     five
                                                       or less    months     months    five years    years      Total
                                                       -------    ------     ------    ----------    -----      -----
                                                                    (dollars expressed in thousands)

Interest-earning assets:
   Loans (1)......................................  $1,523,039    165,291    192,658    169,230     8,459   2,058,677
   Investment securities..........................     103,822     15,018     21,201    156,926    38,252     335,219
   Federal funds sold and other...................      56,276         --         --         --        --      56,276
                                                    ----------  ---------  ---------  ---------  --------   ---------
     Total interest-earning assets................   1,683,137    180,309    213,859    326,156    46,711   2,450,172
   Effect of interest rate swap agreements........    (535,000)        --    130,000    405,000        --          --
                                                    ----------  ---------  ---------  ---------  --------   ---------
     Total interest-earning assets
       after the effect of interest
         rate swap agreements.....................  $1,148,137    180,309    343,859    731,156    46,711   2,450,172
                                                    ==========  =========  =========  =========  ========   =========
Interest-bearing liabilities:
   Interest-bearing demand accounts...............  $   72,366     44,985     29,338     21,514    27,382     195,585
   Money market demand accounts...................     527,583         --         --         --        --     527,583
   Savings accounts...............................      40,630     33,461     28,680     40,631    95,602     239,004
   Time deposits..................................     226,966    220,408    246,811    174,206         8     868,399
   Note payable...................................          --         --         --     98,000        --      98,000
   Other borrowed funds...........................      47,041         --         --     10,544        --      57,585
                                                    ----------  ---------  ---------  ---------  --------   ---------
     Total interest-bearing liabilities...........  $  914,586    298,854    304,829    344,895   122,992   1,986,156
                                                    ==========  =========  =========  =========  ========   =========
Interest-sensitivity gap:
   Periodic.......................................  $  233,551   (118,545)    39,030    386,261   (76,281)    464,016
                                                                                                            =========
   Cumulative.....................................     233,551    115,006    154,036    540,297   464,016
                                                    ==========  =========  =========  =========  ========
Ratio of interest-sensitive assets to
     interest-sensitive liabilities:
         Periodic.................................        1.26       0.60       1.13       2.12      0.38        1.23
                                                                                                            =========
         Cumulative...............................        1.26       1.09       1.10       1.29      1.23
                                                    ==========  =========  =========  =========  ========

----------------------
(1) Loans are presented net of unearned discount.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

     Management made certain assumptions in preparing the table above. These assumptions included:

       >     loans will repay at projected repayment speeds;

       > mortgage-backed securities, included in investment securities, will repay at projected repayment speeds;

       > interest-bearing demand accounts and savings accounts are interest-sensitive at rates ranging from 11% to 37% and 12% to 40%, respectively, of the remaining balance for each period presented; and

       >     fixed maturity deposits will not be withdrawn prior to maturity.


     A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the table.
     At December 31, 2000 and 1999, our asset-sensitive position on a cumulative basis through the twelve-month time horizon was $154.0 million, or 5.62% of total assets, and $166.5 million, or 8.9% of total assets, respectively. The asset-sensitive position is attributable to the composition of our loan and investment security portfolios as compared to our deposit base. We attribute the decrease for 2000 to the interest rate swap agreements entered into in June 1998, September 1998, September 1999 and September 2000.
     The interest-sensitivity position is one of several measurements of the impact of interest rate changes on net interest income. Its usefulness in assessing the effect of potential changes in net interest income varies with the constant change in the composition of our assets and liabilities and changes in interest rates. For this reason, we place greater emphasis on a simulation model for monitoring our interest rate risk exposure.

Comparison  of Results of Operations  for the Years Ended  December 31, 2000 and
1999

     Net Income. Net income was $27.8 million, or $2.29 per share on a diluted basis, for the year ended December 31, 2000, compared to $17.6 million, or $1.44 per share on a diluted basis, for 1999. The earnings progress was primarily driven by increased net interest income generated from our acquisitions completed during 1999 and 2000; the continued change in the composition of our loan portfolio; increased yields on earning assets; internal loan growth; a reduced provision for loan losses; and, increased noninterest income. We funded the overall loan growth primarily through internal deposit growth. As previously discussed under "--Financial Condition and Average Balances" and "--Net Interest Income," net interest income increased by $24.1 million to $105.6 million, or 5.51% of average interest-earning assets, from $81.5 million, or 5.27% of average interest-earnings assets, for the years ended December 31, 2000 and 1999, respectively.
     The improvement in net income was partially offset by increased operating expenses. The increased operating expenses reflect the operating expenses of our 1999 and 2000 acquisitions, exclusive of First Bank & Trust, subsequent to their respective acquisition dates; increased salaries and employee benefit expenses; increased data processing fees, increased legal, examination and professional fees; and increased amortization of intangibles associated with the purchase of subsidiaries.

     Provision for Loan Losses. The provision for loan losses was $1.9 million and $4.2 million for the years ended December 31, 2000 and 1999, respectively. We attribute the decrease in the provision for loan losses primarily to improved asset quality, as determined by management's review and evaluation of the credit quality of the loans in our portfolio, reduced charge-offs, and management's assessment of the adequacy of our allowance for loan losses. Nonperforming assets decreased by $934,000 to $15.7 million from $16.6 million at December 31, 2000 and 1999, respectively, resulting in a reduced ratio of nonperforming loans to loans from 1.11% at December 31, 1999 to 0.73% at December 31, 2000.
     Our loan loss experience further supported the decrease in the provision for loan losses. For the year ended December 31, 2000, loan charge-offs were $5.4 million, in comparison to $7.1 million for the year ended December 31, 1999. The decrease in loan charge-offs shows the generally strong economic conditions prevalent in our markets, as well as a decline in nonperforming assets and management's continued efforts to effectively monitor and manage our loan portfolio. In addition, loan charge-offs for the year ended December 31, 2000 included a charge-off of $1.6 million on a single loan. Loan recoveries were $5.2 million for the years ended December 31, 2000 and 1999, in comparison to $4.3 million for the year ended December 31, 1998, reflecting continued aggressive collection efforts. Our acquisitions during 1999 and 2000 provided $3.0 million and $6.1 million, respectively, in additional allowance for loan losses at the respective acquisition dates.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

     Tables summarizing nonperforming assets, past-due loans and charge-off and recovery experience are presented under "--Loans and Allowance for Loan Losses."

     Noninterest Income and Expense. The following table summarizes noninterest income and noninterest expense for the years ended December 31, 2000 and 1999:

                                                                                        Increase (Decrease)
                                                                                        -------------------
                                                               2000        1999         Amount       Percent
                                                               ----        ----         ------       -------
                                                                     (dollars expressed in thousands)

   Noninterest income:
       Service charges on deposit accounts
         and customer service fees........................   $  7,626       6,210         1,416        22.80%
       Other income.......................................      4,274       3,185         1,089        34.19
       Gains on sales of securities, net..................        177         485          (308)      (63.51)
                                                             --------     -------      --------
           Total noninterest income.......................   $ 12,077       9,880         2,197        22.24
                                                             ========     =======      ========     ========

   Noninterest expense:
       Salaries and employee benefits.....................   $ 25,917      21,889         4,028        18.40%
       Occupancy, net of rental income....................      8,496       6,980         1,516        21.72
       Furniture and equipment............................      3,588       3,232           356        11.01
       Advertising and business development...............        969         819           150        18.32
       Postage, printing and supplies.....................      1,459       1,362            97         7.12
       Data processing fees...............................      7,406       5,570         1,836        32.96
       Legal, examination and professional fees...........      6,995       5,753         1,242        21.59
       Communications.....................................        943       1,098          (155)      (14.12)
       Gain on sales of other real estate,
         net of expenses..................................       (215)       (720)          505       (70.14)
       Amortization of intangibles associated with the
         purchase of subsidiaries.........................      3,234       2,296           938        40.85
       Guaranteed preferred debentures....................      3,908       3,966           (58)       (1.46)
       Other..............................................      7,319       6,218         1,101        17.71
                                                             --------     -------      --------
           Total noninterest expense......................   $ 70,019      58,463        11,556        19.77
                                                             ========     =======      ========     ========

     Noninterest Income. Noninterest income was $12.1 million for the year ended December 31, 2000, compared to $9.9 million for 1999. Noninterest income consists primarily of service charges on deposit accounts, customer service fees and other income.
     Service charges on deposit accounts and customer service fees increased to $7.6 million for 2000, from $6.2 million for 1999. We attribute the increase in service charges and customer service fees to:

      >   increased deposit balances provided by internal growth;

      >   our acquisitions completed throughout 1999 and 2000;

      > additional services available and utilized by our expanding base of retail and corporate customers;

      > increased fee income resulting from revisions of customer service charge rates, effective April 1, 1999 and June 30, 2000, and enhanced control of fee waivers; and

      > increased income associated with automated teller machine services and debit cards.

     Other income was $4.3 million and $3.2 million for the years ended December 31, 2000 and 1999, respectively. The primary components of the increase are increased income earned on our investment in bank-owned life insurance; earnings associated with our International Banking Division, which was initially acquired in conjunction with our Lippo Bank acquisition and has subsequently been expanded to offer these services to our entire customer base; and approximately $620,000 relating to the repayment of an acquired loan in excess of our historical cost basis.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

     Noninterest income for 2000 and 1999 also includes $177,000 and $485,000, respectively, of net gains on sales of available-for-sale investment securities. The net gain in 2000 resulted from sales of certain investment securities held by acquired institutions that did not meet our overall investment objectives, whereas the net gain in 1999 resulted from sales of certain investment securities to facilitate the funding of loan growth.

     Noninterest Expense. Noninterest expense was $70.0 million for the year ended December 31, 2000, compared to $58.5 million for 1999. The increase reflects:

      > the noninterest expense of our acquisitions completed throughout 1999 and 2000 subsequent to the respective acquisition dates, including certain nonrecurring expenses associated with those acquisitions;

      >    increased salaries and employee benefit expenses;

      >    increased data processing fees;

      >    increased legal, examination and professional fees; and

      > increased amortization of intangibles associated with the purchase of subsidiaries.

     Salaries and employee benefits increased by $4.0 million to $25.9 million from $21.9 million for the years ended December 31, 2000 and 1999, respectively. We primarily associate the increase with our 1999 and 2000 acquisitions.
However, the increase also reflects the competitive environment in the employment market that has resulted in a higher demand for limited resources, thus escalating industry salary and employee benefit costs associated with employing and retaining qualified personnel. In addition, the increase includes various additions to our staff to enhance management expertise.
     Occupancy, net of rental income, and furniture and equipment expense totaled $12.1 million in 2000, in comparison to $10.2 million in 1999. The increase is primarily attributable to acquisitions, the relocation of certain California and Texas branches and increased depreciation expense associated with numerous capital expenditures made throughout 1999, including the implementation of our new teller system.
     Data processing fees were $7.4 million and $5.6 million for the years ended December 31, 2000 and 1999, respectively, of which $6.8 million and $5.3 million were paid to First Services, L.P., an affiliate of First Banks. As more fully described in Note 16 to our accompanying consolidated financial statements, First Services, L.P. provides data processing and various related services to our subsidiary banks and us. We attribute the increased data processing fees to growth and technological advancements consistent with our product and service offerings and upgrades to technological equipment, networks and communication channels.
     Legal, examination and professional fees were $7.0 million and $5.8 million for the years ended December 31, 2000 and 1999, respectively. We attribute the increase in these fees to our expanded utilization of legal and professional services in conjunction with general corporate activities.
     Intangibles associated with the purchase of subsidiaries are amortized on a straight-line basis generally over 15 years. Amortization of these intangibles was $3.2 million and $2.3 million in 2000 and 1999, respectively. The increase for 2000 is primarily attributable to amortization of the cost in excess of the fair value of the net assets acquired of Commercial Bank of San Francisco, Bank of Ventura, Lippo Bank, Century Bank and Redwood Bancorp.
     Other expense was $7.3 million and $6.2 million for the years ended December 31, 2000 and 1999, respectively. Other expense encompasses numerous general and administrative expenses including but not limited to travel, meals and entertainment, insurance, freight and courier services, correspondent bank charges, miscellaneous losses and recoveries, memberships and subscriptions, transfer agent fees and sales taxes. We attribute the overall increase in these expenses to the continued growth and expansion of our banking franchise.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison  of Results of Operations  for the Years Ended  December 31, 1999 and
1998

     Net Income. Net income was $17.6 million, or $1.44 per share on a diluted basis, for the year ended December 31, 1999, compared to $10.1 million or $0.86 per share on a diluted basis, for 1998. We associate our improved operating results with increased net interest income generated from our acquisitions completed throughout 1998 and 1999; our continuing efforts to realign the composition of our loan portfolio through further diversification and growth; and increased noninterest income. Net interest income increased by $21.9 million to $81.5 million, or 5.27% of average interest-earning assets, from $59.5 million, or 4.66% of average interest-earning assets, for the years ended December 31, 1999 and 1998, respectively.
     An increase in the provision for loan losses and an increase in operating expenses partially offset the improvement in net income. The increased operating expenses are primarily reflective of the operating expenses of our 1998 and 1999 acquisitions; increased salaries and employee benefits; increased data processing fees primarily associated with Year 2000 activities; increased amortization of intangibles associated with the purchase of subsidiaries; and increased guaranteed preferred debentures expense, reflecting the additional cost of the trust preferred securities issued in July 1998.

     Provision for Loan Losses. The provision for loan losses was $4.2 million and $1.8 million for the years ended December 31, 1999 and 1998, respectively. We attribute the increase in the provision for loan losses for 1999 to continued growth in our loan portfolio, both internal and through acquisitions; increased risk associated with the continued changing composition of our loan portfolio; increased loans charged-off; and a relatively high level of nonperforming assets that existed at December 31, 1998. For the year ended December 31, 1999, loan charge-offs were $7.1 million, in comparison to $4.9 million for the year ended December 31, 1998. The increase in loan charge-offs reflects overall growth in our loan portfolio, the changing composition of our loan portfolio and the further degradation and charge-off of certain nonperforming loans that existed at December 31, 1998. Loan recoveries were $5.2 million for the year ended December 31, 1999, in comparison to $4.3 million for the year ended December 31, 1998, reflecting continued aggressive collection efforts. Our acquisitions during 1999 and 1998 provided $3.2 million and $3.0 million, respectively, in additional allowance for loan losses at the respective acquisition dates.
     Tables summarizing nonperforming assets, past-due loans and charge-off and recovery experience are presented under "--Loans and Allowance for Loan Losses."

     Noninterest Income and Expense. The following table summarizes noninterest income and noninterest expense for the years ended December 31, 1999 and 1998:

                                                                                        Increase (Decrease)
                                                                                        -------------------
                                                               1999        1998         Amount       Percent
                                                               ----        ----         ------       -------
                                                                    (dollars expressed in thousands)
   Noninterest income:
       Service charges on deposit accounts
         and customer service fees........................   $  6,210       5,166         1,044        20.21%
       Other income ......................................      3,185       1,991         1,194        59.97
       Gains on sales of securities, net..................        485         699          (214)      (30.62)
                                                             --------     -------       -------
           Total noninterest income.......................   $  9,880       7,856         2,024        25.76
                                                             ========     =======       =======      =======

   Noninterest expense:
       Salaries and employee benefits ....................   $ 21,889      17,465         4,424        25.33%
       Occupancy, net of rental income ...................      6,980       5,655         1,325        23.43
       Furniture and equipment ...........................      3,232       3,149            83         2.64
       Advertising and business development...............        819       1,178          (359)      (30.48)
       Postage, printing and supplies.....................      1,362       1,395           (33)       (2.37)
       Data processing fees...............................      5,570       3,738         1,832        49.01
       Legal, examination and professional fees...........      5,753       5,627           126         2.24
       Communications.....................................      1,098       1,315          (217)      (16.50)
       Gain on sales of other real estate,
         net of expenses..................................       (720)        (93)         (627)      674.19
       Amortization of intangibles associated with the
         purchase of subsidiaries.........................      2,296       1,046         1,250       119.50
       Guaranteed preferred debentures....................      3,966       1,758         2,208       125.60
       Other..............................................      6,218       6,732          (514)       (7.64)
                                                             --------     -------       -------
           Total noninterest expense......................   $ 58,463      48,965         9,498        19.40
                                                             ========     =======       =======      =======

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

     Noninterest Income. Noninterest income was $9.9 million for the year ended December 31, 1999, compared to $7.9 million for 1998. Noninterest income consists primarily of service charges on deposit accounts, customer service fees and other income.
     Service charges on deposit accounts and customer service fees increased to $6.2 million for 1999, from $5.2 million for 1998. We attribute the increase in service charges and customer service fees to:

    >   increased deposit balances provided by internal growth;

    >   our acquisitions completed during 1998 and 1999;

    > additional products and services available and utilized by our expanding base of retail and corporate customers; and

    > increased fee income resulting from revisions of customer service charge rates, effective April 1, 1999, and enhanced control of fee waivers.

     Other income was $3.2 million and $2.0 million for the years ended December 31, 1999 and 1998, respectively. The primary components of the increase consist of $795,000 relating to the repayment of an acquired loan in excess of our historical cost basis and increased income earned on our investment in bank-owned life insurance. The bank-owned life insurance income increased to $1.2 million for 1999, in comparison to $848,000 for 1998 and primarily results from twelve months of earnings in 1999, in comparison to nine months of earnings in 1998.
     Noninterest income for 1999 and 1998 also includes $485,000 and $699,000, respectively, of net gains on sales of available-for-sale investment securities. The net gains resulted from sales of certain investment securities to facilitate the funding of loan growth.

     Noninterest Expense. Noninterest expense increased to $58.5 million for the year ended December 31, 1999 from $49.0 million for 1998. The increase reflects:

     > the noninterest expense of our acquisitions completed throughout 1998 and 1999, exclusive of FCB and First Bank & Trust, subsequent to the respective acquisition dates, including certain nonrecurring expenses;

     >    increased salaries and employee benefit expenses;

     >    increased data processing fees;

     > increased amortization of intangibles associated with the purchase of subsidiaries; and

     >    increased guaranteed preferred debentures expense.

     The overall increase in noninterest expense was partially offset by a reduction in advertising and business development expenses and communications expenses, and is consistent with management's efforts to more effectively manage these expenditures.
     Specifically, salaries and employee benefits increased by $4.4 million to $21.9 million from $17.5 million for the years ended December 31, 1999 and 1998, respectively. We associate the increase with our 1999 and 1998 acquisitions and our continued commitment to expanding our commercial and retail business development capabilities.
     Occupancy, net of rental income, and furniture and equipment expense totaled $10.2 million in 1999, in comparison to $8.8 million in 1998. The increase is primarily attributable to our acquisitions and the relocation of certain California branches.
     Data processing fees were $5.6 million and $3.7 million for the years ended December 31, 1999 and 1998, respectively, of which $5.3 million and $3.5 million were paid to First Services, L.P. As more fully described in Note 16 to our accompanying consolidated financial statements, First Services, L.P. provides data processing and various related services to our subsidiary banks and us. We attribute the increased data processing fees to growth and technological advancements consistent with our product and service offerings, increased expenses attributable to communication data lines related to the expansion of our branch network infrastructure and expenses associated with our Year 2000 program. We incurred direct expenses related to our Year 2000 program of approximately $900,000 and $310,000 for the years ended December 31, 1999 and 1998, respectively.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

     Intangibles associated with the purchase of subsidiaries are amortized on a straight-line basis generally over 15 years. Amortization of such intangibles was $2.3 million and $1.0 million in 1999 and 1998, respectively. The increase for 1999 is primarily attributable to amortization of the cost in excess of the fair value of the net assets acquired of Century Bank, Redwood Bancorp, Republic Bank, the Solvang branch office of Bank of America, FCB and Pacific Bay Bank.
     Guaranteed preferred debentures expense was $4.0 million and $1.8 million for the years ended December 31, 1999 and 1998, respectively. As more fully discussed under "--Financial Condition and Average Balances" and Note 9 to our accompanying consolidated financial statements, First America Capital Trust issued $46.0 million of trust preferred securities in July 1998. Thus, the increase is reflective of twelve months of expense incurred on the trust preferred securities in 1999, in comparison to approximately six months of expense incurred in 1998.
     Other expense was $6.2 million and $6.7 million for the years ended December 31, 1999 and 1998, respectively. Other expense encompasses numerous general and administrative expenses including but not limited to travel, meals and entertainment, insurance, freight and courier services, correspondent bank charges, miscellaneous losses and recoveries memberships and subscriptions, transfer agent fees and sales taxes. We attribute the overall decrease in these expenses primarily to a $350,000 charge in settlement of certain litigation that occurred in 1998.

Investment Securities

     We classify the securities within our investment portfolio as held to maturity or available for sale. We do not engage in the trading of investment securities. As more fully described in Notes 1 and 3 to our accompanying consolidated financial statements, our investment security portfolio consists primarily of securities designated as available for sale. The investment security portfolio was $335.2 million at December 31, 2000 compared to $196.2 million and $251.2 million at December 31, 1999 and 1998, respectively.

Loans and Allowance for Loan Losses

     Interest earned on our loan portfolio represents the principal source of income for our subsidiary banks. Interest and fees on loans were 89.2%, 89.1% and 81.2% of total interest income for the years ended December 31, 2000, 1999 and 1998, respectively. Loans, net of unearned discount, represented 75.1% of total assets as of December 31, 2000, compared to 78.9% and 72.0% as of December 31, 1999 and 1998, respectively. Total loans, net of unearned discount, increased $589.6 million to $2.06 billion for the year ended December 31, 2000, and $379.1 million to $1.47 billion for the year ended December 31, 1999. We view the quality, yield and growth of our loan portfolio to be instrumental elements in determining our profitability.
     As summarized in the composition of loan portfolio table, during the five years ended December 31, 2000, total loans, net of unearned discount, increased substantially from $647.3 million at December 31, 1996 to $2.06 billion at December 31, 2000. Prior to 1995, our lending strategy had been focused on consumer lending, particularly indirect automobile lending. However, in conjunction with that type of lending, we began experiencing substantial asset quality problems resulting in high provisions for loan losses in 1995 and 1996. As a result, we initiated a process of repositioning our loan portfolio through acquisitions and the expansion of our corporate business development staff, which is responsible for the internal development of both loan and deposit relationships with commercial customers. As the corporate business development effort continued to originate a substantial volume of new commercial and financial, real estate construction and development and real estate mortgage loans, we substantially reduced our origination of indirect automobile loans. This allowed us to fund a part of the growth in corporate lending through the reduction in indirect automobile lending. Reflective of our revised lending strategy, at December 31, 2000, consumer and installment loans, net of unearned discount, represented only 2.2% of our loan portfolio, whereas at December 31, 1996, such loans constituted 17.1%.
     In addition, our acquisitions added substantial portfolios of new loans. However, some of these portfolios, particularly those related to First Bank & Trust's acquisitions completed in 1995, contained significant loan problems. As we resolved the asset quality issues, the portfolios of the acquired entities tended to decline because many of the resources which would otherwise be directed toward generating new loans were concentrated on improving or eliminating existing relationships.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

     The following table summarizes the changes in the loan portfolio for the periods indicated:

                                                                                      Increase (decrease)
                                                                            --------------------------------------
                                                                               For the Years Ended December 31,
                                                                            --------------------------------------
                                                                            2000            1999            1998
                                                                            ----            ----            ----
                                                                               (dollars expressed in thousands)

     Internal loan volume increase (decrease):
         Commercial lending............................................   $ 273,099        191,223         235,202
         Indirect automobile lending...................................     (13,865)       (21,841)        (14,343)
         Other.........................................................     (45,048)       (25,756)        (75,201)
     Loans provided by acquisition.....................................     375,400        235,500         127,600
                                                                          ---------      ---------       ---------
              Total increase in loans, net of unearned discount........   $ 589,586        379,126         273,258
                                                                          =========      =========       =========
     (Decrease) increase in potential problem loans (1)................   $  (6,300)          (100)          7,000
                                                                          =========      =========       =========

-------------------------
(1) Potential problem loans include loans on nonaccrual status and other loans identified by management as having potential credit problems.

     Our lending strategy stresses quality, growth and diversification. Throughout our organization, we employ a common credit underwriting policy. Our commercial lenders focus principally on small to middle-market companies. Consumer lenders focus principally on residential loans, including home equity loans, automobile financing and other consumer financing opportunities arising out of our branch banking network.
     Commercial and financial loans include loans that are made primarily based on the borrowers' general credit strength and ability to generate cash flows for repayment from income sources even though such loans may also be secured by real estate or other assets. Real estate construction and development loans, primarily relating to residential properties and commercial properties, represent financing secured by real estate under construction. Real estate mortgage loans consist primarily of loans secured by single-family, owner-occupied properties and various types of commercial properties on which the income from the property is the intended source of repayment. Consumer and installment loans consist primarily of loans to individuals secured by automobiles.
     The following table shows the composition of our loan portfolio by major category and the percent of each category to the total portfolio as of the dates presented:

                                                                      December 31,
                           -------------------------------------------------------------------------------------------------
                                   2000                1999               1998                1997              1996
                           ------------------    ----------------   ----------------    ----------------   -----------------
                           Amount     Percent    Amount   Percent    Amount  Percent    Amount   Percent    Amount   Percent
                           ------     -------    ------   -------    ------  -------    ------   -------    ------   -------
                                                           (dollars expressed in thousands)

Commercial and
 financial............... $  686,426     33.3% $  427,974   29.1% $  337,084    30.9%  $217,214    26.6%  $141,518    21.9%
Real estate
 construction and
 development.............    444,218     21.6     377,254   25.7     293,665    26.9    146,147    17.9     78,878    12.2
Real estate mortgage.....    883,103     42.9     607,171   41.3     394,255    36.2    370,790    45.4    316,305    48.8
Consumer and
 installment,net of
 unearned discount.......     44,930      2.2      56,692    3.9      64,961     6.0     82,556    10.1    110,599    17.1
                          ----------    -----  ----------  -----  ----------   -----   --------   -----   --------   -----
      Total loans,
        excluding loans
        held for sale.... $2,058,677    100.0% $1,469,091  100.0% $1,089,965   100.0%  $816,707   100.0%  $647,300   100.0%
                          ==========    =====  ==========  =====  ==========   =====   ========   =====   ========   =====


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

     Loans at December 31, 2000 mature as follows:

                                                            Over one year
                                                          through five years         Over five years
                                                          ------------------         ---------------
                                             One year      Fixed     Floating      Fixed     Floating
                                              or less      rate        rate        rate        rate      Total
                                              -------      ----        ----        ----        ----      -----
                                                           (dollars expressed in thousands)

Commercial and financial.................. $  574,979      56,101      29,762     15,178      10,406    686,426
Real estate construction
   and development........................    433,497       4,538       3,867         --       2,316    444,218
Real estate mortgage......................    574,219      86,884      68,436     42,871     110,693    883,103
Consumer and installment,
   net of unearned discount...............     18,887      22,398       1,022        916       1,707     44,930
                                           ----------   ---------    --------    -------    --------  ---------
     Total loans.......................... $1,601,582     169,921     103,087     58,965     125,122  2,058,677
                                           ==========   =========    ========    =======    ========  =========

     The following table is a summary of loan loss experience for the five years ended December 31, 2000:

                                                                           December 31,
                                                  -------------------------------------------------------------
                                                  2000          1999           1998          1997          1996
                                                  ----          ----           ----          ----          ----
                                                                (dollars expressed in thousands)

Balance at beginning of year...............  $   30,192        24,947         20,586        19,156        24,156
Acquired allowances for loan losses........       6,062         3,008          3,200            30         2,338
                                             ----------     ---------      ---------       -------       -------
                                                 36,254        27,955         23,786        19,186        26,494
                                             ----------     ---------      ---------       -------       -------
Loans charged off:
  Commercial and financial.................      (4,893)       (5,458)        (2,347)       (1,158)       (5,009)
  Real estate construction
   and development.........................          --          (228)            --           (15)         (427)
  Real estate mortgage.....................        (113)         (586)        (1,416)       (4,528)       (8,237)
  Consumer and installment.................        (384)         (835)        (1,099)       (2,524)       (4,338)
                                             ----------     ---------      ---------       -------       -------
     Total loans charged-off...............      (5,390)       (7,107)        (4,862)       (8,225)      (18,011)
                                             ----------     ---------      ---------       -------       -------
Recoveries of loans previously
  charged off:
    Commercial and financial...............       3,575         2,201          2,357         1,188         1,395
    Real estate construction
     and development.......................          75           400            219           183            15
    Real estate mortgage...................       1,066         1,745            912         3,075         1,249
    Consumer and installment...............         473           815            785         1,179         1,135
                                             ----------     ---------      ---------       -------       -------
     Total recoveries of loans
        previously charged off.............       5,189         5,161          4,273         5,625         3,794
                                             ----------     ---------      ---------       -------       -------
       Net loan charge-offs................        (201)       (1,946)          (589)       (2,600)      (14,217)
                                             -----------    ---------      ---------       -------       -------
Provision for loan losses..................       1,877         4,183          1,750         4,000         6,879
                                             ----------     ---------      ---------       -------       -------
Balance at end of year.....................  $   37,930        30,192         24,947        20,586        19,156
                                             ==========     =========      =========       =======       =======
Loans outstanding, net of
  unearned discount:
    Average................................   1,621,432     1,303,742        935,284       669,902       610,835
    End of period..........................   2,058,677     1,469,091      1,089,965       816,707       647,300
    Ratio of allowance for
     loan losses to loans outstanding:
        Average............................        2.34%         2.32%          2.67%         3.07%         3.14%
        End of period......................        1.84          2.06           2.29          2.52          2.96
    Ratio of net loan charge-offs to
     average loans outstanding.............        0.01          0.15           0.06          0.39          2.33
                                             ==========     =========      =========       ========       =======
Allocation of allowance for
  loan losses at end of period:
    Commercial and financial............... $    13,626        10,051          7,413         5,256         5,859
    Real estate construction
     and development.......................       8,038         6,582          6,982         2,979         2,144
    Real estate mortgage...................      11,665         8,405          5,987         6,865         6,177
    Consumer and installment...............         929         1,933          2,166         2,464         4,213
    Unallocated............................       3,672         3,221          2,399         3,022           763
                                            -----------     ---------      ---------       -------       -------
       Total .............................. $    37,930        30,192         24,947        20,586        19,156
                                            ===========     =========      =========       =======       =======

Percent of categories to loans,
  net of unearned discount:
     Commercial and financial..............        33.3%         29.1%           30.9%        26.6%          21.9%
     Real estate construction
       and development......................        21.6          25.7            26.9         17.9           12.2
     Real estate mortgage...................        42.9          41.3            36.2         45.4           48.8
     Consumer and installment...............         2.2           3.9             6.0         10.1           17.1
                                            ------------    ---------      ----------      -------       --------
       Total...............................       100.0%        100.0%          100.0%       100.0%         100.0%
                                            ============    =========      ==========      =======       ========

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

     Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of the dates indicated:

                                                                          December 31,
                                                 -----------------------------------------------------------------
                                                   2000          1999         1998           1997          1996
                                                   ----          ----         ----           ----          ----
                                                                  (dollars expressed in thousands)

   Nonperforming loans.........................  $   15,005       16,244      25,044        11,186        24,139
   Other real estate, net......................         694          389         935         2,254         4,347
                                                 ----------    ---------   ---------     ---------      --------
         Total nonperforming assets............  $   15,699       16,633      25,979        13,440        28,486
                                                 ==========    =========   =========     =========      ========

   Loans, net of unearned discount.............  $2,058,677    1,469,091   1,089,965       816,707       647,300
                                                 ==========    =========   =========     =========      ========

   Loans past due:
      Over 30 days to 90 days..................  $   12,387        6,284      17,497         9,673        11,470
      Over 90 days and still accruing..........         985        4,626         816         1,314           879
                                                 ----------    ---------   ---------     ---------      --------
         Total past-due loans..................  $   13,372       10,910      18,313        10,987        12,349
                                                 ==========    =========   =========     =========      ========

   Allowance for loan losses
      to loans.................................        1.84%        2.06%       2.29%         2.52%         2.96%
   Nonperforming loans to loans................        0.73         1.11        2.30          1.37          3.73
   Allowance for loan losses
      to nonperforming loans...................      252.78       185.87       99.61        184.03         79.36
   Nonperforming assets to loans
      and other real estate....................        0.76         1.13        2.38          1.64          4.37
                                                 ==========    =========   =========     =========      ========

     Nonperforming loans, consisting of loans on nonaccrual status and certain restructured loans, were $15.0 million at December 31, 2000 in comparison to $16.2 million at December 31, 1999. The decrease in nonperforming loans in 2000 and 1999 primarily results from continued aggressive collection efforts and management's continued efforts to effectively monitor and manage the loan portfolios of acquired entities. As previously discussed, certain acquired loan portfolios, particularly those acquired during 1995, exhibited varying degrees of distress prior to their acquisition. While these problems had been identified and considered in the acquisition pricing, our acquisitions led to an increase in nonperforming assets and problem loans (as defined below) to $55.0 million at December 31, 1995. Problem loans were reduced to $22.5 million at December 31, 1997. At December 31, 1998, nonperforming assets and problem loans increased to $29.5 million. We associate the increase for 1998 primarily with our acquisitions of Republic Bank and Pacific Bay Bank and the overall growth of our loan portfolio, principally in commercial and financial, real estate construction and development and real estate mortgage loans.
     As of December 31, 2000, 1999 and 1998, $8.1 million, $13.2 million and $4.5 million, respectively, of loans not included in the table above were identified by management as having potential credit problems (problem loans). Problem loans totaled $11.3 million and $9.9 million at December 31, 1997 and 1996, respectively.
     Our credit management policy and procedures focus on identifying, measuring and controlling credit exposure. These procedures employ a lender-initiated system of rating credits, which is ratified in the loan approval process and subsequently tested in internal loan reviews, external audits and regulatory bank examinations. The system requires rating all loans at the time they are originated, except for homogeneous categories of loans, such as residential real estate mortgage loans and indirect automobile loans. These homogeneous loans are assigned an initial rating based on our experience with each type of loan. We adjust these ratings based on payment experience subsequent to their origination.
     We include adversely rated credits, including loans requiring close monitoring which would not normally be considered criticized credits by regulators, on a monthly loan watch list. Loans may be added to our watch list for reasons that are temporary and correctable, such as the absence of current financial statements of the borrower or a deficiency in loan documentation. Other loans are added whenever any adverse circumstance is detected which might affect the borrower's ability to meet the terms of the loan. The delinquency of a scheduled loan payment, a deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates could initiate the addition of a loan to the list. Loans on the watch list require periodic detailed loan status reports prepared by the responsible officer, which are discussed in formal meetings with loan review and credit administration staff members. Downgrades of loan risk ratings may be initiated by the responsible loan officer at any time. However,

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

upgrades of risk ratings may only be made with the concurrence of selected loan review and credit administration staff members generally at the time of the formal watch list review meetings.
     Each month, the credit administration department provides our management with detailed lists of loans on the watch list and summaries of the entire loan portfolio of each subsidiary bank by risk rating. These are coupled with analyses of changes in the risk profiles of the portfolios, changes in past-due and nonperforming loans and changes in watch list and classified loans over time. In this manner, we continually monitor the overall increases or decreases in the levels of risk in the portfolios. Factors are applied to the loan portfolios for each category of loan risk to determine acceptable levels of allowance for loan losses. We derive these factors primarily from the actual loss experience of our subsidiary banks and from published national surveys of norms in the industry. The calculated allowances required for the portfolios are then compared to the actual allowance balances to determine the provisions necessary to maintain the allowances at appropriate levels. In addition, management exercises a certain degree of judgment in its analysis of the overall adequacy of the allowance for losses. In its analysis, management considers the change in the portfolio, including growth, composition and the ratio of net loans to total assets, and the economic conditions of the regions in which we operate. Based on this quantitative and qualitative analysis, provisions are made to our allowance for loan losses. Such provisions are reflected in our consolidated statements of income.
     We do not engage in lending in foreign countries or based on activities in foreign countries. Additionally, we do not have any concentrations of loans exceeding 10% of total loans that are not otherwise disclosed in the loan portfolio composition table and Note 4 to our accompany consolidated financial statements. We do not have a material amount of interest-earning assets that would have been included in nonaccrual, past due or restructured loans if such assets were loans.

Deposits

     Deposits are the primary source of funds for our subsidiary banks. Our deposits consist principally of core deposits from each bank's local market areas, including both individual and corporate customers. The following table sets forth the distribution of our average deposit accounts at the dates indicated and the weighted average interest rates on each category of deposits:

                                                                     December 31,
                                     ------------------------------------------------------------------------------
                                               2000                      1999                          1998
                                     ----------------------   -------------------------     ------------------------
                                              Percent                   Percent                       Percent
                                                of                        of                            of
                                     Amount  deposits Rate    Amount   deposits   Rate      Amount   deposits   Rate
                                     ------  -------- ----    ------   --------   ----      ------   --------   ----
                                                                (dollars expressed in thousands)

Noninterest-bearing demand.....  $  340,278    18.95%    --% $  263,427   18.31%     --% $  202,628    16.76%    --%
Interest-bearing demand........     152,487     8.49   1.58     133,976    9.31    1.53     107,070     8.85   1.61
Savings........................     575,227    32.04   4.42     454,022   31.56    3.78     358,371    29.63   4.22
Time deposits..................     727,695    40.52   5.71     586,970   40.82    5.11     541,274    44.76   5.55
                                 ----------   ------   ====  ----------  ------    ====  ----------   ------   ====
   Total average deposits......  $1,795,687   100.00%        $1,438,395  100.00%         $1,209,343   100.00%
                                 ==========   ======         ==========  ======          ==========   ======

     Noninterest-bearing demand, interest-bearing demand and savings have no stated maturity. The maturity distribution of time deposits of $100,000 or more and other time deposits is presented in the interest rate sensitivity table under "--Interest Rate Risk Management."

Capital

     In February 1998, we completed our acquisition of FCB. In connection with this acquisition, we issued 1,555,728 shares of our common stock, of which 1,266,176 shares were issued to First Banks, resulting in an increase to stockholders' equity of $13.0 million. The consolidated statements of changes in stockholders' equity and comprehensive income reflect our accounts as if the common stock issued to acquire First Banks' interest in FCB had been outstanding since August 23, 1995.
     In December 1998, First Banks exercised its right to acquire 629,557 shares of our common stock by converting an outstanding convertible debenture and the related accrued but unpaid interest of $6.5 million and $2.3 million, respectively. In connection with our acquisition of FCB, we issued to First Banks a convertible debenture totaling $6.5 million and assumed the related accrued but unpaid interest of $2.4 million associated with similar outstanding debentures of FCB owned by First Banks. This transaction resulted in an increase to stockholders' equity of $8.7 million.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

     On October 31, 2000, we completed our acquisition of First Bank & Trust. In connection with this acquisition, we issued 5,727,340 shares of our common stock and 803,429 shares of our common stock held for treasury to First Banks. The consolidated statements of changes in stockholders' equity and comprehensive income reflect our accounts as if the common stock, excluding the treasury shares, issued to acquire First Banks' interest in First Bank & Trust had been outstanding since March 15, 1995. In addition, for the years ended December 31, 2000, 1999 and 1998, the statements of changes in stockholders' equity and other comprehensive income includes $7.0 million, $18.2 million and $15.3 million, respectively, of pre-merger transactions of FB&T.
     Our Board of Directors, through various resolutions passed from 1995 to 2000, has authorized the purchase of up to a cumulative total of 1,094,797 shares of common stock. As of December 31, 2000, we had purchased a cumulative total of 807,929 shares of common stock held for treasury. However, as previously discussed, we issued 803,429 treasury shares to First Banks in conjunction with our acquisition of First Bank & Trust. As a result, at December 31, 2000, we had purchased 4,500 shares of common stock held for treasury at an aggregate cost of $76,000. At December 31, 2000, we could purchase approximately 287,000 additional shares under the existing authorization.
     Management believes as of December 31, 2000 and 1999, our subsidiary banks each were "well capitalized" as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991. At December 31, 2000, our consolidated total capital ratio fell below the well capitalized level, however we remained adequately capitalized. The reduction in our total capital is primarily attributable to our acquisitions of Millennium Bank and SFC in December 2000, which added assets of approximately $300.8 million.
     As more fully discussed under "--Financial Condition and Average Balances" and Note 9 to the accompanying consolidated financial statements, in July 1998, we formed First America Capital Trust for the purpose of issuing $46.0 million of trust preferred securities. We received the proceeds, issued a subordinated debenture to First America Capital Trust and made certain guarantees and commitments relating to the trust preferred securities. For regulatory reporting purposes, the trust preferred securities are eligible for inclusion, subject to certain limitations, in our Tier 1 capital.

Liquidity

     Our liquidity and the liquidity of our subsidiary banks is the ability to maintain a cash flow which is adequate to fund operations, service debt obligations and meet other commitments on a timely basis. Our subsidiary banks receive funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of more volatile sources of funds by issuing certificates of deposit in denominations of $100,000 or more, borrowing federal funds, selling securities sold under agreements to repurchase and utilizing borrowings from the Federal Home Loan Banks and other borrowings, including our note payable to First Banks. The aggregate funds acquired from these more volatile sources were $457.2 million and $231.2 million at December 31, 2000 and 1999, respectively.
     The following table presents the maturity structure of volatile funds, which consists of certificates of deposit of $100,000 or more, the revolving note payable and other short-term borrowings, at December 31, 2000:

                                         (dollars expressed in thousands)

         3 months or less..................         $  137,549
         Over 3 through 6 months...........             76,814
         Over 6 through 12 months..........             78,250
         Over 12 months....................            164,621
                                                    ----------
           Total...........................         $  457,234
                                                    ==========

     We have periodically borrowed from First Banks under our revolving note payable. Borrowings under the revolving note payable have been utilized to facilitate the funding of our acquisitions, support repurchases of common stock from time to time and for other corporate purposes. The increase to $100.0 million of the maximum amount available under the revolving note payable, as further discussed in Note 7 to our accompanying consolidated financial statements, is intended to provide us with sufficient additional liquidity to pursue acquisition opportunities. Borrowings under the revolving note payable bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. The principal and accrued interest under the revolving note payable is due and payable on June 30, 2005. At
December 31, 2000, there was $98.0 million in advances outstanding under the revolving note payable. At December 31, 1999, there were no amounts outstanding under the revolving note payable.
     In 1999, FB&T established a borrowing relationship with the Federal Reserve Bank of San Francisco. This borrowing relationship, which is secured by commercial loans, provides an additional liquidity facility that may be utilized for contingency purposes. At December 31, 2000 and 1999, FB&T's borrowing capacity under this agreement was approximately $756.4 million and $603.0 million, respectively. In addition, our subsidiary banks' borrowing capacity through their relationships with the Federal Home Loan Banks was approximately

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

$20.4  million and $70.4  million at December  31, 2000 and 1999,  respectively.
     Management believes the available liquidity and operating results of our subsidiary banks will be sufficient to provide funds for growth and to permit the distribution of dividends to us sufficient to meet our operating and debt service requirements, both on a short-term and long-term basis, and to pay the dividends on the trust preferred securities issued by our financing subsidiary.

Effect of New Accounting Standards

     In June 1998, the Financial Accounting Standards Board, or the FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 133 -- Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge in one of three categories. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Under SFAS 133, an entity that elects to apply hedge accounting is required to establish, at the inception of the hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk. SFAS 133 applies to all entities.
     In June 1999, the FASB issued SFAS No. 137 - Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, which defers the effective date of SFAS 133 from fiscal years beginning after June 15, 1999 to fiscal years beginning after June 15, 2000. Initial application should be as of the beginning of an entity's fiscal quarter; on that date, hedging relationships must be designated and documented pursuant to the provisions of SFAS 133, as amended. Earlier application of all of the provisions is encouraged but is permitted only as of the beginning of any fiscal quarter that begins after the issuance date of SFAS 133, as amended. Additionally, SFAS 133, as amended, should not be applied retroactively to financial statements of prior periods.
     In June 2000, the FASB issued SFAS No. 138 - Accounting for Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, which addresses a limited number of issues causing implementation difficulties for numerous entities that apply SFAS 133, as amended. SFAS 138 amends the accounting and reporting standards of SFAS 133, as amended, for certain derivative instruments, certain hedging activities and for decisions made by the FASB relating to the Derivatives Implementation Group, or the DIG, process. The DIG presently has additional issues and questions pending and continues to release guidance and interpretations as such issues are resolved. We continue to consider the actions and conclusions of the DIG as they are released in order to determine their potential impact on our consolidated financial statements.
     On January 1, 2001, we implemented SFAS 133, as amended. The implementation of SFAS 133, as amended, did not have a material impact on our consolidated financial statements as it relates to the derivative financial instruments that existed at December 31, 2000. However, the effect of future derivative transactions as well as further guidance from the DIG may result in modifications of our current assessment of SFAS 133, as amended, and its overall impact on our consolidated financial statements.
     In September 2000, the FASB issued SFAS No. 140 -- Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities which are based on the consistent application of a financial-components approach. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2001. On December 31, 2000, we implemented the disclosure requirements of SFAS 140, which did not have a material effect on our consolidated financial statements. We are currently evaluating the additional requirements of SFAS 140 to determine their potential impact on our consolidated financial statements.

Effects of Inflation

     Inflation affects financial institutions less than other types of companies. Financial institutions make relatively few significant asset acquisitions that are directly affected by changing prices. Instead, the assets and liabilities are primarily monetary in nature. Consequently, interest rates are more significant to the performance of financial institutions than the effect of general inflation levels. While a relationship exists between the inflation rate and interest rates, we believe this is generally manageable through our asset-liability management program.

                 QUARTERLY CONDENSED FINANCIAL DATA - UNAUDITED




                                                                                2000 Quarter Ended
                                                                -----------------------------------------------------
                                                                 March 31      June 30   September 30    December 31
                                                                 --------      -------   ------------    -----------
                                                                    (dollars in thousands, except per share data)

Interest income ..............................................  $   38,888      42,752        45,015        50,593
Interest expense..............................................      15,137      17,094        18,386        21,008
                                                                ----------     -------       -------       -------
       Net interest income....................................      23,751      25,658        26,629        29,585
Provision for loan losses.....................................         982         470           365            60
                                                                ----------     -------       -------       -------
       Net interest income after provision for loan losses....      22,769      25,188        26,264        29,525
Noninterest income ...........................................       2,914       2,752         3,285         3,126
Noninterest expense ..........................................      15,610      17,418        17,472        19,519
                                                                ----------     -------       -------       -------
       Income before provision for income tax expense.........      10,073      10,522        12,077        13,132
Provision for income tax expense..............................       3,655       4,249         4,872         5,231
                                                                ----------     -------       -------       -------
       Net income ...........................................   $    6,418       6,273         7,205         7,901
                                                                ==========     =======       =======       =======
Earnings per common share:
     Basic....................................................  $     0.53        0.52          0.59          0.65
     Diluted..................................................        0.53        0.52          0.59          0.65
                                                                ==========     =======       =======       =======




                                                                                1999 Quarter Ended
                                                                -----------------------------------------------------
                                                                 March 31      June 30   September 30    December 31
                                                                 --------      -------   ------------    -----------
                                                                    (dollars in thousands, except per share data)

Interest income ..............................................  $   29,109      31,482        33,795        38,334
Interest expense..............................................      11,674      12,323        12,872        14,370
                                                                ----------     -------       -------       -------
       Net interest income ...................................      17,435      19,159        20,923        23,964
Provision for loan losses.....................................         390         773           930         2,090
                                                                ----------     -------       -------       -------
       Net interest income after provision for loan losses....      17,045      18,386        19,993        21,874
Noninterest income ...........................................       2,323       2,604         2,109         2,844
Noninterest expense ..........................................      13,983      15,336        15,327        13,817
                                                                ----------     -------       -------       -------
       Income before provision for income tax expense.........       5,385       5,654         6,775        10,901
Provision for income tax expense..............................       2,155       2,329         2,718         3,914
                                                                ----------     -------       -------       -------
       Net income   ..........................................  $    3,230       3,325         4,057         6,987
                                                                ==========     =======       =======       =======
Earnings per common share:
     Basic....................................................  $     0.26        0.27          0.33          0.57
     Diluted..................................................        0.26        0.27          0.33          0.57
                                                                ==========     =======       =======       =======


                           CONSOLIDATED BALANCE SHEETS

             (dollars expressed in thousands, except per share data)



                                                                                               December 31,
                                                                                           ----------------------
                                                                                             2000         1999
                                                                                             ----         ----

                                      ASSETS
                                      ------

Cash and cash equivalents:
    Cash and due from banks........................................................... $     96,934       62,631
    Interest-bearing deposits with other financial institutions
       with maturities of three months or less........................................        3,101        1,165
    Federal funds sold................................................................       53,175       33,500
                                                                                       ------------    ---------
         Total cash and cash equivalents..............................................      153,210       97,296
                                                                                       ------------    ---------

Investment securities:
    Available for sale, at fair value.................................................      330,557      194,294
    Held to maturity, at amortized cost (fair value of $4,615 and
       $1,757 at December 31, 2000 and 1999, respectively)............................        4,662        1,880
                                                                                       ------------    ---------
         Total investment securities..................................................      335,219      196,174
                                                                                       ------------    ---------
Loans:
    Commercial and financial..........................................................      686,426      427,974
    Real estate construction and development..........................................      444,218      377,254
    Real estate mortgage..............................................................      883,103      607,171
    Consumer and installment..........................................................       50,247       60,884
                                                                                       ------------    ---------
         Total loans..................................................................    2,063,994    1,473,283
    Unearned discount.................................................................       (5,317)      (4,192)
    Allowance for loan losses.........................................................      (37,930)     (30,192)
                                                                                       ------------    ---------
         Net loans....................................................................    2,020,747    1,438,899
                                                                                       ------------    ---------

Bank premises and equipment, net of accumulated depreciation..........................       45,526       26,545
Intangibles associated with the purchase of subsidiaries..............................       74,609       32,343
Accrued interest receivable...........................................................       20,048       12,513
Deferred tax assets...................................................................       45,308       27,219
Other assets..........................................................................       46,712       30,873
                                                                                       ------------    ---------
         Total assets................................................................. $  2,741,379    1,861,862
                                                                                       ============    =========

The accompanying notes are an integral part of the consolidated financial statements.

             (dollars expressed in thousands, except per share data)



                                                                                               December 31,
                                                                                            ------------------
                                                                                            2000          1999
                                                                                            ----          ----

                                                LIABILITIES
                                                -----------

Deposits:
    Demand:
      Non-interest-bearing............................................................ $    475,785      301,134
      Interest-bearing................................................................      195,585      147,043
    Savings...........................................................................      766,587      472,399
    Time deposits:
      Time deposits of $100 or more...................................................      301,649      189,493
      Other time deposits.............................................................      566,750      474,930
                                                                                       ------------    ---------
         Total deposits...............................................................    2,306,356    1,584,999

Note payable..........................................................................       98,000           --
Short-term borrowings.................................................................       57,585       41,756
Accrued interest payable..............................................................        8,434        3,710
Deferred tax liabilities..............................................................        5,525        3,619
Accrued expenses and other liabilities................................................       24,290        9,047
                                                                                       ------------    ---------
         Total liabilities............................................................    2,500,190    1,643,131
                                                                                       ------------    ---------

Guaranteed preferred beneficial interest in First Banks
    America, Inc. subordinated debentures.............................................       44,280       44,218
                                                                                       ------------    ---------

                                           STOCKHOLDERS' EQUITY
                                           --------------------

Common stock:
    Common stock, $0.15 par value; 15,000,000 shares and 6,666,666 shares authorized at December 31, 2000 and 1999, respectively; 9,610,703 shares
      and 9,602,037 shares issued at December 31, 2000 and 1999, respectively.........        1,442        1,441
    Class B common stock, $0.15 par value; 4,000,000
      shares authorized; 2,500,000 shares issued and
      outstanding at December 31, 2000 and 1999.......................................          375          375
Capital surplus.......................................................................      153,929      161,613
Retained earnings since elimination of accumulated
    deficit effective December 31, 1994...............................................       40,894       25,097
Common treasury stock, at cost; 4,500 shares and 724,396 shares
     at December 31, 2000 and 1999, respectively......................................          (76)     (11,369)
Accumulated other comprehensive income (loss).........................................          345       (2,644)
                                                                                       ------------    ---------
         Total stockholders' equity...................................................      196,909      174,513
                                                                                       ------------    ---------
         Total liabilities and stockholders' equity................................... $  2,741,379    1,861,862
                                                                                       ============    =========

                        CONSOLIDATED STATEMENTS OF INCOME

             (dollars expressed in thousands, except per share data)



                                                                                      Years Ended December 31,
                                                                                    -----------------------------
                                                                                    2000         1999        1998
                                                                                    ----         ----        ----

Interest income:
    Interest and fees on loans..................................................  $158,020      118,279      88,351
    Investment securities.......................................................    13,652       12,753      18,494
    Federal funds sold and other................................................     5,576        1,688       1,988
                                                                                  --------    ---------   ---------
         Total interest income..................................................   177,248      132,720     108,833
                                                                                  --------    ---------   ---------
Interest expense:
    Deposits:
      Interest-bearing demand...................................................     2,415        2,053       1,721
      Savings...................................................................    25,398       17,146      15,114
      Time deposits of $100 or more.............................................    11,288        6,283       6,728
      Other time deposits.......................................................    30,273       23,726      23,330
    Note payable and short-term borrowings......................................     2,251        2,031       2,402
                                                                                  --------    ---------   ---------
         Total interest expense.................................................    71,625       51,239      49,295
                                                                                  --------    ---------   ---------
         Net interest income....................................................   105,623       81,481      59,538
Provision for loan losses.......................................................     1,877        4,183       1,750
                                                                                  --------    ---------   ---------
         Net interest income after provision for loan losses....................   103,746       77,298      57,788
                                                                                  --------    ---------   ---------
Noninterest income:
    Service charges on deposit accounts and customer service fees...............     7,626        6,210       5,166
    Gain on sales of securities, net............................................       177          485         699
    Other income................................................................     4,274        3,185       1,991
                                                                                  --------    ---------   ---------
         Total noninterest income...............................................    12,077        9,880       7,856
                                                                                  --------    ---------   ---------
Noninterest expense:
    Salaries and employee benefits..............................................    25,917       21,889      17,465
    Occupancy, net of rental income.............................................     8,496        6,980       5,655
    Furniture and equipment.....................................................     3,588        3,232       3,149
    Advertising and business development........................................       969          819       1,178
    Postage, printing and supplies..............................................     1,459        1,362       1,395
    Data processing fees........................................................     7,406        5,570       3,738
    Legal, examination and professional fees....................................     6,995        5,753       5,627
    Communications..............................................................       943        1,098       1,315
    Gain on sales of other real estate, net of expenses.........................      (215)        (720)        (93)
    Amortization of intangibles associated with the purchase of subsidiaries....     3,234        2,296       1,046
    Guaranteed preferred debentures.............................................     3,908        3,966       1,758
    Other.......................................................................     7,319        6,218       6,732
                                                                                  --------    ---------   ---------
         Total noninterest expense..............................................    70,019       58,463      48,965
                                                                                  --------    ---------   ---------
         Income before provision for income tax expense.........................    45,804       28,715      16,679
Provision for income tax expense................................................    18,007       11,116       6,605
                                                                                  --------    ---------   ---------
         Net income.............................................................  $ 27,797       17,599      10,074
                                                                                  ========    =========   =========

Earnings per common share:
    Basic.......................................................................  $   2.29         1.44        0.86
    Diluted.....................................................................      2.29         1.44        0.86
                                                                                  ========    =========   =========
Weighted average common stock outstanding (in thousands)........................    12,129       12,235      11,671
                                                                                  ========    =========   =========


The accompanying notes are an integral part of the consolidated financial statements.

               Consolidated Statements of Changes in Stockholders'
                         Equity and Comprehensive Income

                       Three Years ended December 31, 2000
             (dollars expressed in thousands, except per share data)

                                                                                                           Accu-
                                                                                                          mulated
                                                                                                           Other
                                                                                                          Compre-     Total
                                                   Class B              Compre-               Common      hensive    Stock-
                                         Common    Common    Capital    hensive   Retained   Treasury     Income    holders'
                                          Stock     Stock    Surplus    Income    Earnings     Stock      (Loss)     Equity
                                          -----     -----    -------    ------    --------     -----      ------     ------

Consolidated balances, January 1, 1998.. $1,182      375    88,314                14,786     (4,350)        883    101,190
Year ended December 31, 1998:
   Comprehensive income:
    Net income..........................     --       --        --     10,074     10,074         --          --     10,074
    Other comprehensive income,
      net of tax - unrealized gains
      on securities, net of
      reclassification adjustment (1)...     --       --        --        738         --         --         738        738
                                                                       ------
    Comprehensive income................                               10,812
                                                                       ======
   Issuance of common stock for purchase
      accounting acquisition of FCB.....     43       --     2,965                    --         --          --      3,008
   Exercise of stock options............     --       --        13                    --         --          --         13
   Redemption of stock options..........     --       --       (48)                   --         --          --        (48)
   Compensation paid in stock...........     --       --        27                    --         --          --         27
   Conversion of note payable...........    121       --     9,879                    --         --          --     10,000
   Conversion of 12% convertible
      debentures........................     95       --     8,578                    --         --          --      8,673
   Repurchases of common stock..........     --       --        --                    --     (5,738)         --     (5,738)
   Pre-merger transactions of FB&T......     --       --    19,257                (4,000)        --          --     15,257
                                         ------     ----   -------               -------    -------     -------    -------
Consolidated balances,
   December 31, 1998....................  1,441      375   128,985                20,860    (10,088)      1,621    143,194
Year ended December 31, 1999:
   Comprehensive income:
    Net income..........................     --       --        --     17,599     17,599         --          --     17,599
    Other comprehensive income,
       net of tax - unrealized losses
       on securities, net of
       reclassification adjustment (1)..     --       --        --     (4,265)        --         --      (4,265)    (4,265)
                                                                       ------
    Comprehensive income................                               13,334
                                                                       ======
   Reduction of deferred tax asset
      valuation allowance...............     --       --       981                    --         --          --        981
   Compensation paid in stock...........     --       --        36                    --         --          --         36
   Repurchases of common stock..........     --       --        --                    --     (1,281)         --     (1,281)
   Pre-merger transactions of FB&T......     --       --    31,611               (13,362)        --          --     18,249
                                         ------     ----   -------               -------    -------     -------    -------
Consolidated balances,
   December 31, 1999...................   1,441      375   161,613                 25,097   (11,369)     (2,644)   174,513
Year ended December 31, 2000:
   Comprehensive income:
    Net income..........................     --       --        --     27,797      27,797        --          --     27,797
    Other comprehensive income,
      net of tax - unrealized gains
      on securities, net of
      reclassification adjustment (1)...     --       --        --      2,989         --         --       2,989      2,989
                                                                       ------
    Comprehensive income................                               30,786
                                                                       ======
   Exercise of stock options............      1       --        24                    --         --          --         25
   Compensation paid in stock...........     --       --        36                    --         --          --         36
   Repurchases of common stock..........     --       --        --                    --     (1,454)         --     (1,454)
   Retirement and reissuance
      of treasury stock.................     --       --   (12,747)                   --     12,747          --         --
   Pre-merger transactions of FB&T......     --       --     5,003               (12,000)        --          --     (6,997)
                                         ------     ----   -------               -------    -------     -------    -------
Consolidated balances,
   December 31, 2000.................... $1,442      375   153,929                40,894        (76)        345    196,909
                                         ======     ====   =======               =======    =======     =======    =======

(1) Disclosure of reclassification adjustment:

                                                                                              Years Ended December 31,
                                                                                             2000       1999       1998
                                                                                             ----       ----       ----
    Unrealized gains (losses) arising during the year...................................    $3,104     (3,950)     1,192
    Less reclassification adjustment for gains included in net income...................       115        315        454
                                                                                            ------     ------      -----
    Unrealized gains (losses) on investment securities..................................    $2,989     (4,265)       738
                                                                                            ======     ======      =====

The accompanying notes are an integral part of the consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (dollars expressed in thousands)

                                                                                    Years Ended December 31,
                                                                                  --------------------------------
                                                                                  2000           1999         1998
                                                                                  ----           ----         ----

Cash flows from operating activities:
    Net income...............................................................    $ 27,797        17,599       10,074
    Adjustments to reconcile net income to cash
     provided by operating activities:
      Depreciation, amortization and accretion, net..........................       5,695         5,070        3,480
      Provision for loan losses..............................................       1,877         4,183        1,750
      Provision for income tax expense.......................................      18,007        11,116        6,605
      Payments of income taxes...............................................     (15,162)       (5,912)      (4,731)
      Gains on sales of securities, net......................................        (177)         (485)        (699)
      (Increase) decrease in accrued interest receivable.....................      (3,017)         (713)         745
      Interest accrued on liabilities........................................      71,625        51,239       49,295
      Payments of interest on liabilities....................................     (68,630)      (50,185)     (51,598)
      Other operating activities, net........................................       7,173        (5,536)       2,986
                                                                                 --------     ---------    ---------
              Net cash provided by operating activities......................      45,188        26,376       17,907
                                                                                 --------     ---------    ---------

Cash flows from investing activities:
    Cash (paid) received for acquired entities, net of
      cash and cash equivalents received (paid)..............................     (86,106)       15,538       32,594
    Proceeds from sales of investment securities.............................      25,062        60,891       79,784
    Maturities of investment securities available for sale...................     165,897       134,404      165,341
    Maturities of investment securities held to maturity.....................          46           143            7
    Purchases of investment securities available for sale....................    (155,680)      (88,708)    (112,457)
    Purchases of investment securities held to maturity......................      (2,828)           --       (2,033)
    Net increase in loans....................................................    (236,158)     (152,689)    (149,992)
    Recoveries of loans previously charged-off...............................       5,189         5,161        4,273
    Purchases of bank premises and equipment.................................      (3,738)       (5,719)      (6,027)
    Proceeds from sales of other real estate.................................         899         2,868        2,863
    Other investing activities, net..........................................      (1,239)       (1,524)     (14,689)
                                                                                 --------     ---------    ---------
              Net cash used in investing activities..........................    (288,656)      (29,635)        (336)
                                                                                 --------     ---------    ---------

Cash flows from financing activities:
    Other increases (decreases) in deposits:
      Demand and savings deposits............................................     183,774       (20,017)      53,801
      Time deposits..........................................................      52,305        12,180      (78,579)
    (Decrease) increase in federal funds purchased and short-term borrowings.     (54,600)       27,500           --
    Decrease in Federal Home Loan Bank advances..............................          --            --       (1,515)
    Increase (decrease) in securities sold under agreements to repurchase....      28,329           200       (2,620)
    Increase (decrease) in note payable......................................      98,000            --       (4,900)
    Decrease in payable to former shareholders of Surety Bank................          --            --       (3,829)
    Proceeds from issuance of guaranteed preferred subordinated debenture....          --            --       44,124
    Redemption of stock options..............................................          --            --          (48)
    Exercise of stock options................................................          25            --           13
    Repurchases of common stock..............................................      (1,454)       (1,281)      (5,738)
    Pre-merger transactions of FB&T..........................................      (6,997)      (13,250)      (4,000)
                                                                                 --------     ---------    ---------
              Net cash provided by (used in) financing activities............     299,382         5,332       (3,291)
                                                                                 --------     ---------    ---------
              Net increase in cash and cash equivalents......................      55,914         2,073       14,280
Cash and cash equivalents, beginning of year.................................      97,296        95,223       80,943
                                                                                 --------     ---------    ---------
Cash and cash equivalents, end of year.......................................    $153,210        97,296       95,223
                                                                                 ========     =========    =========

Noncash investing and financing activities:
    Loans transferred to other real estate...................................    $    295         1,443          761
    Loans exchanged for and transferred to
      available-for-sale investment securities...............................      17,207            --           --
    Compensation paid in stock...............................................          36            36           27
    Reduction of deferred tax valuation reserve..............................          --           981           --
    Issuance of common stock in purchase accounting acquisition..............          --            --        3,008
    Conversion of note payable to common stock...............................          --            --       10,000
    Conversion of 12% convertible debentures and accrued interest payable
      to common stock, net of unamortized deferred acquisition costs.........          --            --        8,673
                                                                                 ========     =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of the more significant accounting policies followed by First Banks America, Inc. and subsidiaries (FBA or the Company):

     Basis of Presentation. The accompanying consolidated financial statements of FBA have been prepared in accordance with accounting principles generally accepted in the United States of America and conform to predominant practices within the banking industry. Management of FBA has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. Actual results could differ from those estimates.

     Restatements. Effective October 31, 2000, FBA completed its acquisition of First Bank & Trust in a transaction accounted for as a combination of entities under common control. FBA acquired First Bank & Trust from First Banks, Inc., St. Louis, Missouri (First Banks). Prior to the acquisition, First Banks owned 84.42% of the outstanding common stock of FBA and all of the outstanding common stock of First Bank & Trust.
     Effective February 2, 1998, FBA completed its acquisition of First Commercial Bancorp, Inc. (FCB) and FCB's wholly owned subsidiary, First
Commercial Bank (First Commercial), in a transaction accounted for as a combination of entities under common control. Prior to the acquisition, First Banks owned a majority interest in both FBA and FCB.
     The accompanying consolidated financial statements give retroactive effect to these transactions and, as a result, the consolidated balance sheets, statements of income and statements of cash flows are presented as if the combining entities had been consolidated for all periods presented that are subsequent to First Banks' acquisitions of First Bank & Trust and FCB on March 15, 1995 and August 23, 1995, respectively. The consolidated statements of changes in stockholders' equity and comprehensive income reflect the accounts of FBA as if the common stock, excluding treasury shares, issued to First Banks in exchange for its interests in First Bank & Trust and FCB had been outstanding for all periods subsequent to March 15, 1995 and August 23, 1995, respectively.

     Principles of Consolidation. The consolidated financial statements include the accounts of the parent company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 1999 and 1998 amounts have been made to conform with the 2000 presentation.
     FBA is majority owned by First Banks. Accordingly, First Banks has effective control over the management and policies of FBA and the election of its directors. First Banks' ownership interest in FBA at December 31, 2000 and 1999 was 92.86% and 83.37%, respectively.
     FBA operates through its wholly owned subsidiary bank holding company and subsidiary financial institutions (collectively referred to as the Subsidiary Banks) as follows:

         First Bank & Trust, headquartered in San Francisco, California (FB&T); The San Francisco Company, headquartered in San Francisco, California
         (SFC), and its wholly owned subsidiary:
            Bank of San Francisco,  headquartered in San Francisco, California
            (BSF).

     Cash and Cash Equivalents. Cash, due from banks, federal funds sold, and interest-bearing deposits with maturities of three months or less are considered to be cash and cash equivalents for purposes of the consolidated statements of cash flows.
     The Subsidiary Banks are required to maintain certain daily reserve balances in accordance with regulatory requirements. These reserve balances maintained in accordance with such requirements were $15.4 million and $5.7 million at December 31, 2000 and 1999, respectively.

     Investment Securities. The classification of investment securities as available for sale or held to maturity is determined at the date of purchase. FBA does not engage in the trading of investment securities.
     Investment securities designated as available for sale, which include any security that FBA has no immediate plan to sell but which may be sold in the future under different circumstances, are stated at fair value. Realized gains and losses are included in noninterest income upon commitment to sell, based on the amortized cost of the individual security sold. Unrealized gains and losses are recorded, net of related income tax effects, in accumulated other comprehensive income. All previous fair value adjustments included in the separate component of accumulated other comprehensive income are reversed upon sale.

     Investment securities designated as held to maturity, which include any security that FBA has the positive intent and ability to hold until maturity, are stated at cost, net of amortization of premiums and accretion of discounts computed on the level-yield method taking into consideration the level of current and anticipated prepayments.

     Loans. Loans are carried at cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Interest and fees on loans are recognized as income using the interest method. Loan origination fees are deferred and accreted over the estimated life of the loans using the interest method. Loans are stated at cost as FBA has the ability and it is management's intention to hold them to maturity.
     The accrual of interest on loans is discontinued when it appears that interest or principal may not be paid in a timely manner in the normal course of business. Generally, payments received on nonaccrual and impaired loans are recorded as principal reductions. Interest income is recognized after all principal has been repaid or an improvement in the condition of the loan has occurred which would warrant resumption of interest accruals.
     A loan is considered impaired when it is probable FBA will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the loan agreement. When measuring impairment, the expected future cash flows of an impaired loan are discounted at the loan's effective interest rate. Alternatively, impairment is measured by reference to an observable market price, if one exists, or the fair value of the collateral for a collateral-dependent loan. Regardless of the historical measurement method used, FBA measures impairment based on the fair value of the collateral when foreclosure is probable. Additionally, impairment of a restructured loan is measured by discounting the total expected future cash flows at the loan's effective rate of interest as stated in the original loan agreement. FBA uses its existing nonaccrual methods for recognizing interest income on impaired loans.

     Allowance for Loan Losses. The allowance for loan losses is maintained at a level considered adequate to provide for probable losses. The provision for loan losses is based on a periodic analysis of the loans by management, considering, among other factors, current economic conditions, loan portfolio composition, past loan loss experience, independent appraisals, loan collateral, payment experience and selected key financial ratios. As adjustments become necessary, they are reflected in the results of operations in the periods in which they become known.

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

     Intangibles Associated With the Purchase of Subsidiaries. Intangibles associated with the purchase of subsidiaries include excess of cost over net assets acquired. The excess of cost over net assets acquired of purchased subsidiaries is amortized using the straight-line method over the estimated periods to be benefited, which generally has been estimated at 15 years. FBA reviews intangibles for impairment whenever events or changes in circumstances indicate the carrying value of an underlying asset associated with the intangibles may not be recoverable. FBA measures recoverability based upon the future cash flows expected to result from the use of the underlying asset and its eventual disposition. If the sum of the expected future cash flows
(undiscounted and without interest charges) is less than the carrying value of the underlying asset, FBA recognizes an impairment loss. The impairment loss recognized represents the amount by which the carrying value of the underlying asset exceeds the fair value of the underlying asset. As such adjustments become necessary, they are reflected in the results of operations in the periods in which they become known.

     Other Real Estate. Other real estate, consisting of real estate acquired through foreclosure or deed in lieu of foreclosure, is stated at the lower of cost or fair value less applicable selling costs. The excess of cost over fair value of the property at the date of acquisition is charged to the allowance for loan losses. Subsequent reductions in carrying value, to reflect current fair value or costs incurred in maintaining the properties, are charged to expense as incurred.

     Income Taxes. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income tax expense.

     FBA and its subsidiaries filed a consolidated federal income tax return through February 19, 1999. Each subsidiary paid its allocation of federal income taxes to FBA, or received payment from FBA to the extent tax benefits were realized. Subsequent to February 19, 1999, FBA and its subsidiaries join in filing a consolidated federal and Missouri income tax return with First Banks, as First Banks' ownership of FBA is greater than 80%. FBA and its subsidiaries pay their allocation of federal income taxes to First Banks, or receive payment from First Banks to the extent tax benefits are realized. FBA and its subsidiaries join in filing Illinois and California unitary income tax returns with First Banks, as First Banks' ownership of FBA is greater than 50%. Separate state franchise tax returns are filed in Texas and Delaware for the appropriate entities.

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

     Interest Rate Swap and Cap Agreements. Interest rate swap and cap agreements are accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest income or interest expense of the related asset or liability. Premiums and fees paid upon the purchase of interest rate swap and cap agreements are amortized over the life of the agreements using the straight-line method. In the event of early termination of these derivative financial instruments, the net proceeds received or paid are deferred and amortized over the shorter of the remaining contract life of the derivative financial instrument or the maturity of the related asset or liability. If, however, the amount of the underlying asset or liability is repaid, then the gains or losses on the agreements are recognized immediately in the consolidated statements of income. The unamortized premiums and fees paid are included in other assets in the accompanying consolidated balance sheets.

     Earnings Per Common Share. Basic earnings per common share (EPS) are computed by dividing the income available to common stockholders (the numerator) by the weighted average number of common shares outstanding (the denominator) during the year. The computation of diluted EPS is similar except the denominator is increased to include the number of additional common shares that would have been outstanding if the dilutive potential shares had been issued. In addition, in computing the dilutive effect of convertible securities, the numerator is adjusted to add back (a) any convertible preferred dividends and
(b) the after-tax amount of interest recognized in the period associated with any convertible debt.

 (2) ACQUISITIONS

     During  the  three  years  ended   December  31,  2000,  FBA  completed  11
acquisitions as follows:

                                                                              Total        Purchase        Excess
           Entity                                       Date                 assets          price          cost
           ------                                       ----                 ------          -----          ----
                                                                               (dollars expressed in thousands)
   2000
   ----

     The San Francisco Company
     San Francisco, California                    December 31, 2000      $  183,800         62,200          16,300

     Millennium Bank
     San Francisco, California                    December 29, 2000         117,000         20,700           8,700

     Commercial Bank of San Francisco
     San Francisco, California                    October 31, 2000          155,600         26,400           9,300

     First Bank & Trust
     Newport Beach, California                    October 31, 2000        1,104,000        120,800              --

     Bank of Ventura
     Ventura, California                           August 31, 2000           63,800         14,200           7,200

     Lippo Bank
     San Francisco, California                    February 29, 2000          85,300         17,200           4,800
                                                                         ----------       --------        --------
                                                                         $1,709,500        261,500          46,300
                                                                         ==========       ========        ========
   1999
   ----

     Century Bank
     Beverly Hills, California                     August 31, 1999       $  156,000         31,500           4,500

     Redwood Bancorp
     San Francisco, California                      March 4, 1999           183,900         26,000           9,500
                                                                         ----------       --------        --------
                                                                         $  339,900         57,500          14,000
                                                                         ==========       ========        ========
   1998
   ----

     Republic Bank
     Torrance, California                        September 15, 1998      $  124,100         19,300          10,200

     First Commercial Bancorp, Inc.
     Sacramento, California                       February 2, 1998          192,500         23,700           1,500

     Pacific Bay Bank
     San Pablo, California                        February 2, 1998           38,300          4,200           1,500
                                                                         ----------       --------        --------
                                                                         $  354,900         47,200          13,200
                                                                         ==========       ========        ========

     In addition to the acquisitions included in the table above, during the three years ended December 31, 2000, FBA also completed two branch office purchases.
     On September 17, 1999, First Bank & Trust completed its assumption of the deposits and certain liabilities and the purchase of selected assets of the Malibu, California branch office of Brentwood Bank of California. The transaction resulted in the acquisition of approximately $6.3 million in loans, $17.3 million in deposits and one branch office. The excess of the cost over the fair value of the net assets acquired was $325,000 and is being amortized over 15 years.
     On March 19, 1998, FBA completed its assumption of the deposits and purchase of selected assets of the Solvang, California branch office of Bank of America. The transaction resulted in the acquisition of approximately $15.5 million of deposits and one branch office. The excess of the cost over the fair value of the net assets acquired was $1.8 million and is being amortized over 15 years.

     With the exception of First Bank & Trust and First Commercial Bancorp, Inc.
(FCB), the aforementioned acquisition transactions were accounted for using the purchase method of accounting and, accordingly, the consolidated financial statements include the financial position and results of operations for the periods subsequent to the respective acquisition dates, and the assets acquired and liabilities assumed were recorded at fair value at the acquisition dates. These acquisitions, exclusive of First Bank & Trust and FCB, were funded from available cash reserves, proceeds from sales and maturities of available-for-sale investment securities, borrowing under FBA's $100.0 million revolving note payable to First Banks and the proceeds from First America Capital Trust's issuance of trust preferred securities. As further described below, First Bank & Trust and FCB were acquired through an exchange of shares of FBA common stock for all of the issued and outstanding shares of common stock of First Bank & Trust and FCB, respectively.
     On October 31, 2000, FBA acquired First Bank & Trust. In conjunction with this transaction, First Bank & Trust and two of FBA's former wholly owned subsidiary banks, First Bank of California and First Bank Texas N.A., were merged with and into Redwood Bank, FBA's other wholly owned subsidiary bank, and Redwood Bank was renamed FB&T. In accordance with the terms of the Agreement and Plan of Reorganization, FBA issued 5,727,340 shares of its common stock and 803,429 shares of its common shares held for treasury to First Banks in exchange for First Banks' 100% interest in First Bank & Trust. First Bank & Trust had 27 banking offices in the counties of Los Angeles, Orange, Ventura and Santa Barbara, California as well as branches in San Jose and Walnut Creek, in
Northern California. At the time of the transaction, First Bank & Trust had total assets of $1.10 billion, $91.1 million in investment securities, $894.2 million in total loans, net of unearned discount, and $959.4 million in total deposits.
     In February 1998, FBA and FCB were merged. Under the terms of the Agreement and Plan of Merger, FCB was merged into FBA, and FCB's wholly owned subsidiary, First Commercial, was merged into FBA's former wholly owned subsidiary, First Bank of California. The FCB shareholders received 0.8888 shares of FBA common stock for each share of FCB common stock they held. In total, FCB shareholders received approximately 751,728 shares of FBA common stock. The transaction also provided for First Banks to receive 804,000 shares of FBA common stock in exchange for $10.0 million of the revolving note payable. In addition, FCB's 12% convertible debentures of $6.5 million, which were owned by First Banks, were exchanged for a similar convertible debenture of FBA. FCB had six banking offices located in Sacramento, Roseville (2), San Francisco, Concord and Campbell, California. At the time of the transaction, FCB had total assets of $192.5 million, $64.4 million in investment securities, $118.9 million in total loans, net of unearned discount, and $173.1 million in total deposits.
     Prior to these transactions, First Banks owned majority interests in FBA, First Bank & Trust and FCB. Consistent with the accounting treatment for a combination of entities under common control, FBA accounted for these acquisitions as follows:

  > First Banks' interests in First Bank & Trust and FCB were accounted for at First Banks' historical cost. First Banks' historical cost bases in First Bank & Trust and FCB were determined utilizing the purchase method of accounting, effective upon First Banks' acquisitions of First Bank & Trust on March 15, 1995 and of First Commercial on August 23, 1995. Accordingly, First Banks' historical cost bases includes the financial positions and results of operations of these entities for the periods subsequent to their respective acquisition dates, and the assets acquired and liabilities assumed were recorded at fair value at the acquisition dates.

  > FBA's consolidated financial statements were restated to reflect First Banks' interests in the financial conditions and results of operations of First Bank & Trust and FCB for the periods subsequent to March 15, 1995 and August 23, 1995, respectively.

  > The amount attributable to the interest of the minority shareholders in the fair value of the net assets of FCB was accounted for by FBA utilizing the purchase method of accounting. Accordingly, FBA reflected this amount at fair value, as determined by the market value of FBA's common stock exchanged for the minority interest.

     The following information presents unaudited pro forma combined condensed results of operations of FBA, combined with the acquisitions of Commercial Bank of San Francisco, Bank of Ventura, Millennium Bank and The San Francisco Company, as if the combining entities had been consolidated for all periods presented.

                                                                                     Year Ended December 31,
                                                                                      2000           1999
                                                                                      ----           ----
                                                                                (dollars expressed in thousands,
                                                                                     except per share data)

                  Net interest income...........................................   $120,252         94,593
                                                                                   ========         ======

                  Net income....................................................   $ 28,168         15,100
                                                                                   ========         ======

                  Earnings per share:
                    Basic.......................................................   $   2.32           1.23
                    Diluted.....................................................       2.32           1.23
                                                                                   ========         ======

     The unaudited pro forma condensed results of operations reflect the application of the purchase method of accounting and certain other assumptions. Purchase accounting adjustments have been applied to investment securities, loans, net of unearned discount, bank premises and equipment, deferred tax assets, deferred tax liabilities, other liabilities and excess cost to reflect the assets and liabilities assumed at fair value. The resulting premiums and discounts are amortized or accreted to income consistent with the accounting policies of FBA. The unaudited pro forma condensed results of operations do not reflect the acquisition of Lippo Bank, as this acquisition did not have a material impact on FBA's results of operations for the periods presented.

 (3) INVESTMENTS IN DEBT AND EQUITY SECURITIES

     Securities Available for Sale. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities available for sale at December 31, 2000 and 1999 were as follows:

                                                        Maturity                     Total
                                        ----------------------------------------     -----
                                                                           After     Amor-         Gross           Weighted
                                        1 Year        1-5       5-10        10       tized      Unrealized    Fair  Average
                                                                                              --------------
                                        or Less      Years      Years      Years     Cost     Gains   Losses  Value  Yield
                                        -------      -----      -----      -----     ----     -----   ------  -----  -----
                                                                    (dollars expressed in thousands)

 December 31, 2000:
    Carrying value:
       U.S. Treasury.................. $ 65,193        801         --         --   65,994      23      (23)   65,994  5.88%
       U.S. Government agencies
          and corporations:
              Mortgage-backed.........      576     19,248      6,568     73,600   99,992     418     (132)  100,278  6.87
              Other...................   17,065    104,005     10,131     20,256  151,457   1,664   (1,483)  151,638  6.68
       Corporate debt securities......      912      1,961         --        500    3,373      --      (20)    3,353  7.65
       Equity investments in other
          financial institutions......    5,082         --         --         --    5,082      28     (369)    4,741  7.77
       Federal Home Loan Bank and
          Federal Reserve Bank stock
          (no stated maturity)........    4,553         --         --         --    4,553      --       --     4,553  6.45
                                       --------    -------    -------     ------  -------   -----   ------   -------
                Total................. $ 93,381    126,015     16,699     94,356  330,451   2,133   (2,027)  330,557  6.61
                                       ========    =======    =======     ======  =======   =====   ======   =======  ====

    Fair value:
       Debt securities................ $ 83,767    126,957     16,896     93,643
       Equity securities..............    9,294         --         --         --
                                       --------    -------    -------    -------
                Total................. $ 93,061    126,957     16,896     93,643
                                       ========    =======    =======    =======

    Weighted average yield............     6.10%      6.76%      7.06%      6.92%
                                       ========    =======    =======    =======

 December 31, 1999:
    Carrying value:
       U.S. Treasury.................. $  6,009     20,136         --         --   26,145      49      (19)   26,175  6.17%
       U.S. Government agencies
          and corporations:
              Mortgage-backed.........    5,204         --      6,784     33,947   45,935       3     (878)   45,060  6.38
              Other...................   76,772      4,968      6,585     24,256  112,581       4   (3,050)  109,535  6.02
       Foreign debt securities........    2,995         --         --         --    2,995     286       --     3,281  9.42
       Equity investments in other
          financial institutions......    4,249         --         --         --    4,249      --     (434)    3,815  7.57
       Federal Home Loan Bank and
          Federal Reserve Bank stock
          (no stated maturity)........    6,428         --         --         --    6,428      --       --     6,428  5.60
                                       --------    -------    -------     ------  -------   -----   ------   -------
                Total................. $101,657     25,104     13,369     58,203  198,333     342   (4,381)  194,294  6.15
                                       ========    =======    =======     ======  =======   =====   ======   =======  ====

    Fair value:
       Debt securities................ $ 87,832     25,100     12,862     54,975
       Equity securities..............   13,525         --         --         --
                                       --------    -------    -------     ------
                Total................. $101,357     25,100     12,862     54,975
                                       ========    =======    =======     ======

    Weighted average yield............     5.98%      6.20%      6.32%      6.54%
                                       ========    =======    =======     ======


     Securities Held to Maturity. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities held to maturity at December 31, 2000 and 1999 were as follows:

                                                    Maturity                    Total
                                         -------------------------------
                                                                   After        Amor-        Gross             Weighted
                                         1 Year    1-5    5-10      10          tized     Unrealized     Fair   Average
                                                                                       ----------------
                                         or Less  Years   Years    Years        Cost    Gains   Losses   Value   Yield
                                         -------  -----   -----    -----        ----    -----   ------   -----   -----
                                                                (dollars expressed in thousands)

 December 31, 2000:
    Carrying value:
       U.S. Government agencies
          and corporations:
              Mortgage-backed.........  $  --       --       --    4,662        4,662       3    (50)    4,615    6.75%
                                        =====     ====     ====    =====        =====    ====   ====     =====   =====
    Fair value:
       Debt securities................  $  --       --       --    4,615
                                        =====     ====     ====    =====

    Weighted average yield............     --%      --%      --%    6.75%
                                        =====     ====     ====    =====

 December 31, 1999:
    Carrying value:
       U.S. Government agencies
          and corporations:
              Mortgage-backed.........  $  --       --       --    1,880        1,880      --   (123)    1,757    6.26%
                                        =====     ====     ====   ======        =====    ====   ====     =====   =====
    Fair value:
       Debt securities................  $  --       --       --    1,757
                                        =====     ====     ====   ======

    Weighted average yield............     --%      --%      --%    6.26%
                                        =====     ====     ====   ======

     Proceeds from sales of available-for-sale investment securities were $25.1 million, $60.9 million and $79.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. Gross gains of $565,000, $485,000 and $699,000 were realized on these sales during the years ended December 31, 2000, 1999 and 1998, respectively. Gross losses of $388,000 were realized on these sales during the year ended December 31, 2000. There were no losses realized on these sales in 1999 and 1998.
     Certain of the Subsidiary Banks maintain investments in the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank (FRB). These investments are recorded at cost, which represents redemption value. The investment in FHLB stock is maintained at a minimum amount equal to the greater of 1% of the aggregate outstanding balance of the applicable Subsidiary Bank's loans secured by residential real estate, or 5% of advances from the FHLB to each Subsidiary Bank. FB&T and BSF are members of the FHLB system. The investment in FRB stock is maintained at a minimum of 6% of the applicable Subsidiary Bank's capital stock and capital surplus. FB&T is a member of the FRB system.
     Investment securities with a carrying value of approximately $28.1 million and $63.3 million at December 31, 2000 and 1999, respectively, were pledged in connection with deposits of public and trust funds, securities sold under agreements to repurchase, interest rate swap agreements and for other purposes as required by law.

(4)  LOANS AND ALLOWANCE FOR LOAN LOSSES

     Changes in the allowance for loan losses for the years ended December 31 were as follows:

                                                                                   2000         1999         1998
                                                                                   ----         ----         ----
                                                                                  (dollars expressed in thousands)

                Balance at beginning of year.................................    $30,192       24,947        20,586
                Acquired allowances for loan losses..........................      6,062        3,008         3,200
                                                                                 -------      -------      --------
                                                                                  36,254       27,955        23,786
                                                                                 -------      -------      --------
                Loans charged-off............................................     (5,390)      (7,107)       (4,862)
                Recoveries of loans previously charged-off...................      5,189        5,161         4,273
                                                                                 -------      -------      --------
                    Net loan charge-offs.....................................       (201)      (1,946)         (589)
                                                                                 -------      -------      --------
                Provision for loan losses....................................      1,877        4,183         1,750
                                                                                 -------      -------      --------
                Balance at end of year.......................................    $37,930       30,192        24,947
                                                                                 =======      =======      ========

     At December 31, 2000 and 1999, FBA had $12.1 million and $13.3 million, respectively, of loans on nonaccrual status. Interest on nonaccrual loans, which would have been recorded under the original terms of the loans, was $1.5 million, $2.4 million and $1.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. Of these amounts, $630,000, $1.3 million and $874,000 was actually recorded as interest income on such loans in 2000, 1999 and 1998, respectively.
     At December 31, 2000 and 1999, FBA had $15.0 million and $16.2 million of impaired loans, respectively, including $12.1 million and $13.3 million of loans on nonaccrual status. At December 31, 2000 and 1999, impaired loans also included $2.9 million of restructured loans. The allowance for loan losses includes an allocation for each impaired loan. The aggregate allocation of the allowance for loan losses related to impaired loans was approximately $3.2 million and $3.8 million at December 31, 2000 and 1999, respectively. The average recorded investment in impaired loans was $13.9 million, $20.4 million and $17.3 million for the years ended December 31, 2000, 1999 and 1998, respectively. The amount of interest income recognized using a cash basis method of accounting during the time those loans were impaired was $895,000, $1.5 million and $1.3 million in 2000, 1999 and 1998, respectively.
     FBA's primary market areas are California and Houston, Dallas, Irving and McKinney, Texas. At December 31, 2000 and 1999, approximately 88.5% and 70.4% of the total loan portfolio, respectively, and 89.8% and 75.8% of the commercial and financial loan portfolio, respectively, were made to borrowers within these regions.
     Real estate lending constituted the only significant concentration of credit risk. Real estate loans comprised approximately 64.5% and 67.0% of the loan portfolio at December 31, 2000 and 1999, respectively.
     FBA is, in general, a secured lender. At December 31, 2000 and 1999, approximately 93.9% and 97.2%, respectively, of the loan portfolio was secured. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction.

(5)  BANK PREMISES AND EQUIPMENT

     Bank premises and equipment were comprised of the following at December 31:

                                                                              2000         1999
                                                                              ----         ----
                                                                      (dollars expressed in thousands)

        Land.............................................................  $  7,512        6,993
        Buildings and improvements.......................................    48,315       22,699
        Furniture, fixtures and equipment................................    22,470       14,872
        Construction in progress.........................................     2,084          482
                                                                           --------    ---------
            Total........................................................    80,381       45,046
        Less accumulated depreciation ...................................    34,855       18,501
                                                                           --------    ---------
            Bank premises and equipment, net.............................  $ 45,526       26,545
                                                                           ========    =========

     Depreciation expense for the years ended December 31, 2000, 1999 and 1998 totaled $2.8 million, $3.2 million and $1.9 million, respectively.
     FBA leases land, office properties and some items of equipment under operating leases. Certain of the leases contain renewal options and escalation clauses. Total rent expense was $6.5 million, $4.3 million and $3.7 million for the years ended December 31, 2000, 1999 and 1998, respectively. Future minimum lease payments under noncancellable operating leases extend through 2020 as follows:

                                                                (dollars expressed in thousands)

           Year ending December 31:
                2001....................................................   $ 6,464
                2002....................................................     5,492
                2003....................................................     5,020
                2004....................................................     3,780
                2005....................................................     3,077
                Thereafter..............................................     8,536
                                                                           -------
                    Total future minimum lease payments.................   $32,369
                                                                           =======

     FBA leases to unrelated parties a portion of its banking facilities. Total rental income was $1.3 million, $1.6 million and $1.3 million for the years ended December 31, 2000, 1999 and 1998, respectively.

(6)  SHORT-TERM BORROWINGS

     Short-term borrowings were comprised of the following at December 31:

                                                                                2000          1999
                                                                                ----          ----
                                                                         (dollars expressed in thousands)

                  Federal funds purchased.................................. $      --        27,500
                  Securities sold under agreements to repurchase...........    42,041        13,712
                  FHLB borrowings .........................................    15,544           544
                                                                            ---------       -------
                      Short-term borrowings................................ $  57,585        41,756
                                                                            =========       =======

     The average balance of short-term borrowings was $32.6 million and $39.7 million, respectively, and the maximum month-end balance of short-term borrowings was $60.0 million and $61.2 million, respectively, for the years ended December 31, 2000 and 1999. The average rates paid on short-term borrowings during the years ended December 31, 2000, 1999 and 1998 were 5.43%, 5.12% and 6.32%, respectively. The assets underlying the short-term borrowings are under FBA's control.

(7)  NOTE PAYABLE

     FBA had a $20.0 million revolving note payable to First Banks on which the outstanding principal and accrued interest under the note payable were due and payable on October 31, 2001. On June 30, 2000, FBA and First Banks renewed this note payable, increasing the commitment to $90.0 million and extending the maturity date to June 30, 2005. On November 30, 2000, FBA and First Banks further modified the note payable by increasing the commitment to $100.0 million. The borrowings under the note payable bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. The interest expense under the note payable was $482,000 for the year ended December 31, 2000 and $599,000 for the year ended December 31, 1998. There were no amounts outstanding under the note payable during 1999.
     The average balance and maximum balance outstanding during the years ended December 31 were as follows:

                                                                                2000          1999
                                                                                ----          ----
                                                                         (dollars expressed in thousands)

                  Average balance..........................................  $  6,114            --
                  Maximum month-end balance ...............................    98,000            --
                                                                             ========        ======

     The average rates paid on notes payable outstanding during the years ended December 31, 2000 and 1998 were 7.9% and 7.7%, respectively.

(8)  12% CONVERTIBLE DEBENTURE

     As more fully described in Note 2 to the consolidated financial statements, FBA issued to First Banks a $6.5 million 12% convertible debenture in exchange for similar convertible debentures of FCB. The principal and any accrued but unpaid interest thereon was convertible at any time prior to maturity, at the option of First Banks, into FBA common stock at $14.06 per share. In December 1998, First Banks elected to convert the $6.5 million principal and $2.4 million accrued and unpaid interest into 629,557 shares of FBA common stock. The interest expense under the convertible debenture was $724,000 for the year ended December 31, 1998.

(9)  GUARANTEED PREFERRED BENEFICIAL INTEREST IN SUBORDINATED DEBENTURES

     In July 1998, First America Capital Trust (FACT), a newly-formed Delaware business trust subsidiary of FBA, issued 1.84 million shares of 8.50% cumulative trust preferred securities at $25 per share in an underwritten public offering, and issued 56,908 shares of common securities to FBA at $25 per share. FBA owns all of FACT's common securities. The gross proceeds of the offering were used by FACT to purchase $47.4 million of 8.50% subordinated debentures from FBA, maturing on June 30, 2028. The maturity date may be shortened to a date not earlier than June 30, 2003 or extended to a date not later than June 30, 2037 if certain conditions are met. The subordinated debentures are the sole asset of FACT. In connection with the issuance of the FACT preferred securities, FBA made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by FBA of the obligations of FACT under the FACT preferred securities. FBA's proceeds from the issuance of the subordinated debentures to FACT, net of underwriting fees and offering expenses, were $44.0 million. Distributions payable on the FACT preferred securities were $3.9 million, $4.0 million and $1.8 million for the years ended December 31, 2000, 1999 and 1998, respectively, and are included in noninterest expense in the consolidated financial statements.

(10) INCOME TAXES

     Income tax expense attributable to income from continuing operations for the years ended December 31 consists of:

                                                                          2000         1999           1998
                                                                          ----         ----           ----
                                                                          (dollars expressed in thousands)

         Current income tax expense:
              Federal................................................   $ 12,083        3,734        3,124
              State..................................................      2,344        2,172        1,357
                                                                        --------      -------      -------
                                                                          14,427        5,906        4,481
                                                                        --------      -------      -------
         Deferred income tax expense:
              Federal................................................      4,026        5,808        2,524
              State..................................................        (41)         137          168
                                                                        --------      -------      -------
                                                                           3,985        5,945        2,692
                                                                        --------      -------      -------
         Reduction in deferred valuation allowance...................       (405)        (735)        (568)
                                                                        --------      -------      -------
                 Total...............................................   $ 18,007       11,116        6,605
                                                                        ========      =======      =======

     The effective rates of federal income taxes for the years ended December 31 differ from statutory rates of taxation as follows:

                                                    2000                      1999                      1998
                                            -------------------      --------------------         -----------------
                                             Amount     Percent      Amount        Percent        Amount    Percent
                                             ------     -------      ------        -------        ------    -------
                                                                (dollars expressed in thousands)

         Income before provision for
              income tax expense..........  $ 45,804               $ 28,715                       $16,679
                                            ========               ========                       =======
         Tax expense at federal
              income tax rates............  $ 16,031      35.0%      10,050         35.0%           5,838    35.0%
         Effects of differences
          in tax reporting:
           Change in the deferred tax
              valuation allowance.........      (405)     (0.9)        (735)        (2.6)            (568)   (3.4)
           State income taxes.............     1,497       3.3        1,501          5.2              991     5.9
           Amortization of intangibles
              associated with the purchase
              of subsidiaries.............       901       2.0          584          2.0              182     1.1
           Other..........................       (17)     (0.1)        (284)        (0.9)             162     1.0
                                            --------     -----     --------        -----          -------   -----
              Income tax expense
                at effective rate.........  $ 18,007      39.3%    $ 11,116         38.7%         $ 6,605    39.6%
                                            ========     =====     ========        =====          =======   =====


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                                                 December 31,
                                                                                             -------------------
                                                                                             2000           1999
                                                                                             ----           ----
                                                                                              (dollars expressed
                                                                                                 in thousands)

       Deferred tax assets:
          Net operating loss carryforwards.............................................   $ 38,993        23,168
          Allowance for loan losses....................................................     12,815        11,688
          Quasi-reorganization adjustment of bank premises.............................      1,226         1,276
          Alternative minimum tax credits..............................................      2,509         2,016
          Net fair value adjustment for securities available for sale..................         --         1,414
          Other real estate............................................................         42            --
          Other........................................................................      2,798         1,137
                                                                                          --------       -------
                Gross deferred tax assets..............................................     58,383        40,699
          Valuation allowance..........................................................    (13,075)      (13,480)
                                                                                          --------       -------
                Deferred tax assets, net of valuation allowance........................     45,308        27,219
                                                                                          --------       -------
       Deferred tax liabilities:
          Net fair value adjustment for securities available for sale..................        181            --
          Depreciation on bank premises and equipment..................................      4,387         2,224
          FHLB stock dividends.........................................................        528           732
          Other .......................................................................        429           663
                                                                                          --------       -------
                Deferred tax liabilities...............................................      5,525         3,619
                                                                                          --------       -------
                Net deferred tax assets................................................   $ 39,783        23,600
                                                                                          ========       =======

     The realization of FBA's net deferred tax assets is based on the expectation of future taxable income and the utilization of tax planning strategies. Based on these factors, management believes it is more likely than not that FBA will realize the recognized net deferred tax asset of $39.8 million. The net change in the valuation allowance, related to deferred tax assets, was a decrease of $405,000 for the year ended December 31, 2000. The decrease was comprised of the reversal of valuation reserves resulting from the utilization of net operating losses.
     Changes to the deferred tax asset valuation allowance for the years ended December 31 were as follows:

                                                                         2000       1999        1998
                                                                         ----       ----        ----
                                                                       (dollars expressed in thousands)

           Balance, January 1........................................  $13,480     15,912      16,480
           Current year deferred provision, change in
              deferred tax valuation allowance.......................     (405)      (735)       (568)
           Reduction attributable to utilization
              of deferred tax assets:
                 Adjustment to capital surplus.......................       --       (981)         --
                 Adjustment to intangibles associated with the
                    purchase of subsidiaries.........................       --       (716)         --
           Purchase acquisitions.....................................       --         --          --
                                                                       -------     ------      ------
           Balance, December 31......................................  $13,075     13,480      15,912
                                                                       =======     ======      ======

     The valuation allowance for deferred tax assets at December 31, 1998 included $716,000 that was recognized in 1999 and credited to intangibles associated with the purchase of subsidiaries. The valuation allowance for deferred tax assets at December 31, 2000 and 1999 includes $5.0 million which when recognized, will be credited to capital surplus under the terms of the quasi-reorganizations implemented for FBA and FCB as of December 31, 1994 and 1996, respectively.
     At December 31, 2000, FBA has separate return limitation year net operating loss carryforwards of $111.4 million and alternative minimum tax credits of $2.5 million. Their utilization is subject to annual limitations. Additionally, FBA had alternative minimum tax credits of $185,000, which are not subject to annual limitations.

     The net operating loss carryforwards for FBA at December 31, 2000 expire as follows:


                                               (dollars expressed in thousands)
          Year ending December 31:
             2001....................................   $     561
             2002....................................       4,562
             2003....................................       1,563
             2004....................................       4,120
             2005....................................      21,019
             2006 through 2020.......................      79,583
                                                        ---------
                 Total...............................   $ 111,408
                                                        =========

(11) EARNINGS PER COMMON SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods indicated:

                                                                                Income         Shares     Per share
                                                                              (numerator)   (denominator)   amount
                                                                              -----------   -------------   ------
                                                                                (dollars expressed in thousands,
                                                                                     except per share data)
         Year ended December 31, 2000:
              Basic EPS - income available to common stockholders..........   $  27,797       12,129        $ 2.29
                                                                                                            ======
              Effect of dilutive securities - stock options................          --            1
                                                                              ---------       ------
              Diluted EPS - income available to common stockholders........   $  27,797       12,130        $ 2.29
                                                                              =========       ======        ======

         Year ended December 31, 1999:
              Basic EPS - income available to common stockholders..........   $  17,599       12,235        $ 1.44
                                                                                                            ======
              Effect of dilutive securities - stock options................          --            5
                                                                              ---------       ------
              Diluted EPS - income available to common stockholders........   $  17,599       12,240        $ 1.44
                                                                              =========       ======        ======

         Year ended December 31, 1998:
              Basic EPS - income available to common stockholders..........   $  10,074       11,671        $ 0.86
                                                                                                            ======
              Effect of dilutive securities - stock options................          --            8
                                                                              ---------       ------
              Diluted EPS - income available to common stockholders........   $  10,074       11,679        $ 0.86
                                                                              =========       ======        ======

(12) EMPLOYEE BENEFIT PLANS

     401(K) Plan. FBA's 401(k) plan is a self-administered savings and incentive plan covering substantially all employees. Under the plan, employer matching contributions are determined annually by FBA's Board of Directors. Employee contributions are limited to 15% of the employee's annual compensation not to exceed $10,500 for 2000. Total employer contributions under the plan were $441,000, $318,000 and $202,000 for the years ended December 31, 2000, 1999 and
1998, respectively. The plan assets are held and managed under a trust agreement with the trust department of an affiliated bank.

     Pension Plan. Previously, FBA had a noncontributory defined benefit pension plan covering substantially all officers and employees. In conjunction with the acquisition of FBA by First Banks, the accumulation of benefits under the plan were discontinued during 1994. While the plan continues in existence and provides benefits which had then accumulated, no additional benefits have accrued to participants since 1994, and no new participants will become eligible for benefits thereafter. During 2000, 1999 and 1998, no contributions were made to the pension plan. In addition, FBA is proceeding with the dissolution of this plan in 2001.

(13) DIRECTORS' STOCK BONUS PLAN

     The 1993 Directors' Stock Bonus Plan provides for annual grants of FBA common stock to the nonemployee directors of FBA. Directors' compensation of $36,000, $36,000 and $27,000 was recorded relating to this plan for the years ended December 31, 2000, 1999 and 1998, respectively. These amounts represented the market values of the 2,000, 2,000 and 1,500 shares granted for the years ended December 31, 2000, 1999 and 1998, respectively.
     The plan is self-operative, and the timing, amounts, recipients and terms of individual grants are determined automatically. On July 1 of each year, each nonemployee director automatically receives a grant of 500 shares of common stock. The maximum number of plan shares that may be issued shall not exceed 16,667 shares, and 4,167 shares were available to be issued at December 31, 2000. The plan will expire on July 1, 2001.

(14) CREDIT COMMITMENTS

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

                                                                                        2000              1999
                                                                                        ----              ----
                                                                                   (dollars expressed in thousands)

            Commitments to extend credit............................................  $ 719,039         538,178
            Commercial and standby letters of credit................................     37,077          15,422
                                                                                      ---------         -------
                                                                                      $ 756,116         553,600
                                                                                      =========         =======

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant, equipment, income-producing commercial properties or single family residential properties. Collateral is generally required except for consumer credit card commitments.
     Commercial and standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The letters of credit are primarily issued to support private borrowing arrangements and commercial transactions. Most letters of credit extend for less than one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Upon issuance of the commitments, FBA holds marketable securities, certificates of deposit, inventory, real property or other assets as collateral supporting those commitments for which collateral is deemed necessary.

(15) STOCKHOLDERS' EQUITY

     Classes of Common Stock. FBA is majority owned by First Banks. At December 31, 2000, First Banks owned 2,500,000 shares of Class B common stock and 8,741,350 shares of common stock, which represented 92.86% of FBA's outstanding voting stock. Accordingly, First Banks has effective control over the management and policies of FBA and the election of its directors.
     As of December 31, 2000, FBA had issued and outstanding 9,606,203 shares and 2,500,000 shares of common stock and Class B common stock, respectively. The rights of Class B common stock are in most respects equivalent to the rights associated with common stock, except the common stock has a dividend preference over the Class B common stock, and the Class B common stock is unregistered and transferable only in certain limited circumstances. The outstanding shares of Class B common stock became convertible on August 31, 1999, at the option of the holder, into an equal number of shares of common stock. Each share of common stock and Class B common stock is entitled to one vote in the election of FBA's directors and in other matters on which a vote of stockholders is taken.

     Stock Options. On April 19, 1990, FBA's Board of Directors adopted the 1990 Stock Option Plan (1990 Plan). The 1990 Plan provided that no more than 200,000 shares of common stock would be available for stock options. One-fourth of each stock option became exercisable at the date of the grant and at each anniversary date of the grant. The options expired ten years from the date of the grant. There were no options granted under this plan during the three years ended December 31, 2000.
     At December 31, 2000, there were no shares available for future stock options and no shares of common stock reserved for the exercise of outstanding options. Transactions relating to the 1990 Plan for the years ended December 31 are as follows:

                                                     2000                      1999                     1998
                                               -----------------       -------------------       -----------------
                                                          Average                   Average                Average
                                                          option                    option                 option
                                               Amount      price       Amount        price       Amount     price
                                               ------      -----       ------        -----       ------     -----

     Outstanding options, January 1.......      6,667     $ 3.75         6,667     $  3.75        13,334   $ 3.75
     Options exercised and redeemed.......     (6,667)      3.75            --        3.75        (6,667)    3.75
                                               ------                   ------                   -------
     Outstanding options, December 31.....         --       3.75         6,667        3.75         6,667     3.75
                                               ======     ======        ======     =======       =======   ======

     Options exercisable, December 31.....         --                    6,667                     6,667
                                               ======                   ======                   =======

     Distribution of Earnings of the Subsidiary Banks. The Subsidiary Banks are restricted by various state and federal regulations as to the amount of dividends which are available for payment to FBA. Under the most restrictive of these requirements, the Subsidiary Banks would be required to obtain permission from the regulatory authorities prior to making future payments of dividends to FBA at December 31, 2000.

(16) TRANSACTIONS WITH RELATED PARTIES

     FBA purchases certain services and supplies from or through First Banks. FBA's financial position and operating results could significantly differ from those that would be obtained if FBA's relationship with First Banks did not exist.
     First  Banks  provides  management  services  to FBA and its  subsidiaries.
Management services are provided under management fee agreements whereby FBA compensates First Banks for its use of personnel for various functions including internal audit, loan review, income tax preparation and assistance, accounting, asset/liability management and investment services, loan servicing and other management and administrative services. Fees paid under these agreements were $5.2 million, $4.4 million and $3.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. The fees paid for management services are at least as favorable as could have been obtained from unaffiliated third parties.
     First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and his adult children, provides data processing and various related services to FBA and FB&T under the terms of data processing agreements. Fees paid under these agreements were $6.8 million, $5.3 million and $3.5 million for the years ended December 31, 2000, 1999 and 1998, respectively. The fees paid for data processing services are at least as favorable as could have been obtained from unaffiliated third parties.
     FB&T had $108.2 million and $31.9 million in whole loans and loan participations outstanding at December 31, 2000 and 1999, respectively, that were purchased from First Bank, a wholly owned subsidiary of First Banks. In addition, FB&T had sold $146.1 million and $167.5 million in whole loans and loan participations to First Bank at December 31, 2000 and 1999, respectively. These loans and loan participations were acquired and sold at interest rates and terms prevailing at the dates of their purchase or sale and under standards and policies followed by FB&T.
     As more fully discussed in Note 7 to the consolidated financial statements, FBA has a revolving note payable from First Banks. At December 31, 2000, the amount outstanding under the note payable was $98.0 million. There were no amounts outstanding under the note payable at December 31, 1999.
     Outside of normal customer relationships, no directors, executive officers or stockholders holding over 5% of FBA's voting stock, and no corporations or firms with which such persons or entities are associated, currently maintain or have maintained, any significant business or personal relationships with FBA or its subsidiaries, other than that which arises by virtue of such position or ownership interest in FBA, except as described above.

(17) DERIVATIVE FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     FBA utilizes off-balance-sheet derivative financial instruments to assist in the management of interest rate sensitivity and to modify the repricing, maturity and option characteristics of on-balance-sheet assets and liabilities. The use of such derivative financial instruments is strictly limited to reducing FBA's interest rate risk exposure.
     Derivative financial instruments held by FBA for purposes of managing interest rate risk are summarized as follows:

                                                                      December 31, 2000          December 31, 1999
                                                                     -------------------       --------------------
                                                                     Notional    Credit        Notional     Credit
                                                                      amount    exposure        amount     exposure
                                                                      ------    --------        ------     --------
                                                                            (dollars expressed in thousands)

         Interest rate swap agreements - pay
           adjustable rate, receive fixed rate....................   $535,000      1,112         235,000      1,094
         Interest rate swap agreements - pay
           adjustable rate, receive adjustable rate...............         --         --         150,000         --
         Interest rate cap agreements.............................    150,000      1,251          10,000         26
                                                                     ========      =====       =========      =====

     The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of FBA's credit exposure through its use of derivative financial instruments. The credit exposure represents the accounting loss FBA would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral was of no value.
     During 1998, FBA entered into $105.0 million notional amount of interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements initially provided for FBA to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the 90-day London Interbank Offering Rate. In March 2000, the terms of the swap agreements were modified such that FBA currently pays an adjustable rate of interest equivalent to the daily weighted average prime lending rate minus 2.705%. The terms of the swap agreements provide for FBA to pay quarterly and receive payment semiannually. The amount receivable by FBA under the swap agreements was $1.4 million at December 31, 2000 and 1999, and the amount payable by FBA under the swap agreements was $281,000 and $294,000 at December 31, 2000 and 1999, respectively.
     During May 1999, FBA entered into $150.0 million notional amount of interest rate swap agreements with the objective of stabilizing the net interest margin during the six-month period surrounding the Year 2000 century date change. The swap agreements provided for FBA to receive an adjustable rate of interest equivalent to the daily weighted average 30-day LIBOR and pay an adjustable rate of interest equivalent to the daily weighted average prime lending rate minus 2.665%. The terms of the swap agreements, which had an effective date of October 1, 1999 and a maturity date of March 31, 2000, provided for FBA to pay and receive interest on a monthly basis. In January 2000, FBA determined these swap agreements were no longer necessary based upon the results of the Year 2000 transition and terminated these agreements resulting in a cost of $45,000.
     During September 1999, FBA entered into $130.0 million notional amount of interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements provide for FBA to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.70%. The terms of the swap agreements provide for FBA to pay and receive interest on a quarterly basis. The amount receivable by FBA under the swap agreements was $89,000 at December 31, 2000 and 1999, and the amount payable by FBA under the swap agreements was $123,000 and $105,000 at December 31, 2000 and 1999, respectively.
     During September 2000, FBA entered into $300.0 million notional amount of four-year interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements provide for FBA to receive a fixed rate of interest and pay an adjustable rate equivalent to the weighted average prime lending rate minus 2.70%. The terms of the swap agreements provide for FBA to pay and receive interest on a quarterly basis. The amount receivable by FBA under the swap agreements was $621,000 at December 31, 2000 and the amount payable by FBA under the swap agreements was $623,000.

     In conjunction with these interest rate swap agreements, FBA also entered into $150.0 million notional amount of an interest rate cap agreement to limit the net interest expense associated with the interest rate swap agreements in the event of a rising rate scenario. The interest rate cap agreement has a maturity date of September 20, 2004, and provides for FBA to receive a quarterly adjustable rate of interest equivalent to the three-month London Interbank Offering Rate should such rate exceed the predetermined interest rate of 7.50%. At December 31, 2000, the unamortized costs associated with this interest rate cap agreement were $1.3 million, and were included in other assets, and the fair value of the interest rate cap agreement was $546,000.
     During 2000 and 1998, the net interest expense realized on the derivative financial instruments was $2.1 million and $55,000, respectively, in comparison to net interest income of $226,000 realized on the derivative financial instruments in 1999.
     At December 31, 2000, FBA had pledged investment securities available for sale with a carrying value of $2.6 million in connection with the interest rate swap agreements. In addition, at December 31, 2000, FBA had accepted investment securities with a fair value of $8.5 million as collateral in connection with the interest rate swap agreements. FBA is permitted by contract to sell or repledge the collateral accepted from its counterparties, however, at December 31, 2000, FBA had not sold or repledged any of this collateral.
     The maturity dates, notional amounts, interest rates paid and received and fair value of interest rate swap agreements outstanding as of December 31, 2000 and 1999 were as follows:

                                                          Notional     Interest rate   Interest rate      Fair
                  Maturity date                            amount          paid          received         Value
                  -------------                           --------      -----------   -------------    -----------
                                                                       (dollars expressed in thousands)

          December 31, 2000:
              September 27, 2001......................  $ 130,000           6.80%           6.14%        $    49
              June 11, 2002...........................     15,000           6.80            6.00               7
              September 16, 2002......................     20,000           6.80            5.36            (184)
              September 18, 2002......................     70,000           6.80            5.33            (690)
              September 20, 2004......................    300,000           6.80            6.78           8,434
                                                        ---------                                        -------
                                                        $ 535,000           6.80            6.35         $ 7,616
                                                        =========         ======           =====         =======

          December 31, 1999:
              March 31, 2000 .........................  $ 150,000           5.84%           6.45%        $    37
              September 27, 2001......................    130,000           5.80            6.14          (1,187)
              June 11, 2002...........................     15,000           6.12            6.00            (291)
              September 16, 2002......................     20,000           6.12            5.36            (751)
              September 18, 2002......................     70,000           6.14            5.33          (2,700)
                                                        ---------                                        -------
                                                        $ 385,000           5.90            6.06         $(4,892)
                                                        =========         ======          ======         =======



(18) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair value of financial instruments is management's estimate of the values at which the instruments could be exchanged in a transaction between willing parties. These estimates are subjective and may vary significantly from amounts that would be realized in actual transactions. In addition, other significant assets are not considered financial assets including deferred tax assets, bank premises and equipment and intangibles associated with the purchase of subsidiaries. Further, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on the fair value estimates and have not been considered in any of the estimates.
     The estimated fair value of FBA's financial instruments at December 31 were as follows:

                                                              December 31, 2000                December 31, 1999
                                                       -----------------------------     ---------------------------
                                                        Carrying          Estimated        Carrying       Estimated
                                                         amount          fair value         amount       fair value
                                                         ------          ----------         ------       ----------
                                                                     (dollars expressed in thousands)

         Financial assets:
              Cash and cash equivalents............... $  153,210          153,210           97,296          97,296
              Investment securities:
                 Available for sale...................    330,557          330,557          194,294         194,294
                 Held to maturity.....................      4,662            4,615            1,880           1,757
              Net loans...............................  2,020,747        2,027,284        1,438,899       1,433,572
              Accrued interest receivable.............     20,048           20,048           12,513          12,513
                                                       ==========        =========        =========      ==========

         Financial liabilities:
              Demand and savings deposits............. $1,437,957        1,437,957          920,576         920,576
              Time deposits...........................    868,399          880,807          664,423         664,423
              Note payable............................     98,000           98,000               --              --
              Accrued interest payable................      8,434            8,434            3,710           3,710
              FACT preferred securities...............     44,280           40,259           44,218          40,710
              Short-term borrowings...................     57,585           57,585           41,756          41,756
                                                       ==========        =========        =========      ==========

         Off-balance-sheet:
              Interest rate swap and cap agreements... $    2,363            8,162            1,120          (4,844)
              Credit commitments......................         --               --               --              --
                                                       ==========        =========        =========      ==========

     The following methods and assumptions were used in estimating the fair value of financial instruments:

Financial Assets:

     Cash and cash equivalents and accrued interest receivable: The carrying values reported in the consolidated balance sheets approximate fair value.

     Investment securities: The fair value of investment securities available for sale is the amount reported in the consolidated balance sheets. The fair value of investment securities held to maturity is based on quoted market prices where available. If quoted market prices were not available, the fair value was based upon quoted market prices of comparable instruments.

     Net loans: The fair value of most loans was estimated utilizing discounted cash flow calculations that applied interest rates currently being offered for similar loans to borrowers with similar risk profiles. The carrying value of loans is net of the allowance for loan losses and unearned discount.

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

     Short-term borrowings, note payable and accrued interest payable: The carrying values reported in the consolidated balance sheets approximate fair value.

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

(19) REGULATORY CAPITAL

     FBA and the Subsidiary Banks are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on FBA's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FBA and the Subsidiary Banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require FBA and the Subsidiary Banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2000, the Subsidiary Banks were each well capitalized. At December 31, 2000, FBA's total capital ratio fell below the well-capitalized level, however, FBA remained adequately capitalized. FBA's reduction in total capital for 2000 is primarily attributable to the acquisitions of Millennium Bank and SFC in December 2000, which added total assets of approximately $300.8 million.
     As of December 31, 2000, the most recent notification from FBA's primary regulator categorized FBA and the Subsidiary Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, FBA and the Subsidiary Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.
     At December 31, 2000 and 1999, FBA's and the Subsidiary Banks' required and actual capital ratios were as follows:


                                                                                                     To be well
                                                                                                  capitalized under
                                                           Actual              For capital        prompt corrective
                                                     ------------------
                                                     2000          1999     adequacy purposes     action provisions
                                                     ----          ----     -----------------     -----------------

         Total capital (to risk-weighted assets):
             FBA..................................    8.01%        12.04%          8.0%                 10.0%
             FB&T.................................   10.58         11.17           8.0                  10.0
             BSF (1)..............................   22.38           --            8.0                  10.0
         Tier 1 capital (to risk-weighted assets):
             FBA..................................    6.76         10.78           4.0                   6.0%
             FB&T.................................    9.32          9.94           4.0                   6.0
             BSF (1)..............................   21.42           --            4.0                   6.0
         Tier 1 capital (to average assets):
             FBA..................................    7.34          9.91           3.0                   5.0%
             FB&T.................................    9.27          9.15           3.0                   5.0
             BSF (1)..............................   22.00           --            3.0                   5.0

         -------------------------
         (1)  BSF was acquired by FBA on December 31, 2000.

(20) BUSINESS SEGMENT RESULTS

     FBA's business segments are its Subsidiary Banks. The reportable business segments are consistent with the management structure of FBA, the Subsidiary Banks and the internal reporting system that monitors performance.
     Through the respective branch networks, the Subsidiary Banks provide similar products and services in their defined geographic areas. The products and services offered include a broad range of commercial and personal banking products, including demand, savings, money market and time deposit accounts. In addition, the Subsidiary Banks market combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. The Subsidiary Banks also offer both consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, commercial leasing and trade financing.


                                                                                          FB&T (1)
                                                                           ----------------------------------------
                                                                              2000           1999           1998
                                                                              ----           ----           ----
                                                                               (dollars expressed in thousands)

Balance sheet information:

Investment securities....................................................  $  330,478       192,357        247,566
Loans, net of unearned discount..........................................   2,058,628     1,469,093      1,089,965
Total assets.............................................................   2,733,545     1,854,827      1,504,311
Deposits.................................................................   2,306,469     1,590,490      1,329,253
Stockholders' equity.....................................................     333,186       204,617        148,239
                                                                           ==========     =========      =========

Income statement information:

Interest income..........................................................  $  176,902       132,407        108,662
Interest expense.........................................................      71,167        51,544         48,320
                                                                           ----------     ---------      ---------
       Net interest income...............................................     105,735        80,863         60,342
Provision for  loan losses...............................................       1,877         4,183          1,750
                                                                           ----------     ---------      ---------
       Net interest income after provision
         for loan losses.................................................     103,858        76,680         58,592
Noninterest income.......................................................      12,343        10,774          8,322
Noninterest expense......................................................      65,567        54,992         47,105
                                                                           ----------     ---------      ---------
       Income before provision (benefit) for
         income tax expense and minority
         interest in income of subsidiary................................      50,634        32,462         19,809
Provision (benefit) for income tax expense...............................      20,064        12,353          8,163
                                                                           ----------     ---------      ---------
       Income (loss) before minority
         interest in income of subsidiary................................      30,570        20,109         11,646
Minority interest in income of subsidiary................................          --            --             --
                                                                           ----------     ---------      ---------
       Net income........................................................  $   30,570        20,109         11,646
                                                                           ==========     =========      =========

-----------------
(1)  Includes BSF, which was acquired by FBA on December 31, 2000.
(2) Corporate and other includes $2.5 million, $2.6 million and $1.3 million of guaranteed preferred debenture expense, after applicable income tax benefit of $1.4 million, $1.4 million and $700,000 for the years ended December 31, 2000, 1999 and 1998, respectively. See Note 9 to the consolidated financial statements.

     Other financial services include mortgage banking, credit and debit cards, brokerage services, credit-related insurance, automated teller machines, telephone banking, safe deposit boxes and trust and private banking services. The revenues generated by each business segment consist primarily of interest income, generated from the loan and investment security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas include Houston, Dallas, Irving and McKinney, Texas and southern and northern California. The products and services are offered to customers primarily within their respective geographic areas, with the exception of loan participations executed between the Subsidiary Banks and other banks affiliated with First Banks. See Note 16 to the consolidated financial statements.
     The business segment results are consistent with FBA's internal reporting system and, in all material respects, with generally accepted accounting principles and practices predominant in the banking industry. Such principles and practices are summarized in Note 1 to the consolidated financial statements.


                   Corporate and other (2)                                Consolidated totals
         ------------------------------------------           --------------------------------------------
         2000                1999              1998           2000                1999                1998
         ----                ----              ----           ----                ----                ----
                        (dollars expressed in thousands)



         4,741              3,817             3,600            335,219           196,174            251,166
            49                 (2)               --          2,058,677         1,469,091          1,089,965
         7,834              7,035             8,965          2,741,379         1,861,862          1,513,276
          (113)            (5,491)          (31,394)         2,306,356         1,584,999          1,297,859
      (136,277)           (30,104)           (5,045)           196,909           174,513            143,194
     =========            =======           =======          =========         =========         ==========



           346                313               171            177,248           132,720            108,833
           458               (305)              975             71,625            51,239             49,295
     ---------            -------           -------          ---------         ---------         ----------
          (112)               618              (804)           105,623            81,481             59,538
            --                 --                --              1,877             4,183              1,750
     ---------            -------           -------          ---------         ---------         ----------

          (112)               618              (804)           103,746            77,298             57,788
          (266)              (894)             (466)            12,077             9,880              7,856
         4,452              3,471             1,860             70,019            58,463             48,965
     ---------            -------           -------          ---------         ---------         ----------


        (4,830)            (3,747)           (3,130)            45,804            28,715             16,679
        (2,057)            (1,237)           (1,558)            18,007            11,116              6,605
     ---------            -------           -------          ---------         ---------         ----------

        (2,773)            (2,510)           (1,572)            27,797            17,599             10,074
            --                 --                --                 --                --                 --
     ---------            -------           -------          ---------         ---------         ----------
        (2,773)            (2,510)           (1,572)            27,797            17,599             10,074
     =========            =======           =======          =========         =========         ==========


(21) PARENT COMPANY ONLY FINANCIAL INFORMATION

     Following are condensed balances sheets of First Banks America, Inc. as of December 31, 2000 and 1999, and condensed statements of income and cash flows for the years ended December 31, 2000, 1999 and 1998:


                                              CONDENSED BALANCE SHEETS

                                                                                            December 31,
                                                                                      ------------------------
                                                                                      2000                1999
                                                                                      ----                ----
                                                                                  (dollars expressed in thousands)
                                     Assets
                                     ------

          Cash deposited in subsidiary banks....................................   $    1,650            8,079
          Investment securities.................................................        4,741            3,816
          Investment in subsidiaries............................................      334,711          206,201
          Deferred tax assets...................................................          144            1,885
          Other assets..........................................................        3,068            3,225
                                                                                   ----------        ---------
                  Total assets..................................................   $  344,314          223,206
                                                                                   ==========        =========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

          Note payable..........................................................   $   98,000               --
          Subordinated debentures...............................................       47,423           47,423
          Accrued expenses and other liabilities................................        1,982            1,270
                                                                                   ----------        ---------
                  Total liabilities.............................................      147,405           48,693
          Stockholders' equity..................................................      196,909          174,513
                                                                                   ----------        ---------
                  Total liabilities and stockholders' equity....................   $  344,314          223,206
                                                                                   ==========        =========



                         CONDENSED STATEMENTS OF INCOME
                         ------------------------------

                                                                                     Years ended December 31,
                                                                                ---------------------------------
                                                                                2000          1999           1998
                                                                                ----          ----           ----
                                                                                (dollars expressed in thousands)
         Income:
           Dividends from subsidiaries....................................    $ 14,509        5,000          4,750
           Other..........................................................         523          744            711
                                                                              --------       ------       --------
                  Total income............................................      15,032        5,744          5,461
                                                                              --------       ------       --------
         Expense:
           Interest.......................................................         482           --          1,363
           Other..........................................................       4,870        4,492          2,475
                                                                              --------       ------       --------
                  Total expense...........................................       5,352        4,492          3,838
                                                                              --------       ------       --------
                  Income before income tax benefit and equity
                    in undistributed income of subsidiaries ..............       9,680        1,252          1,623
         Income tax benefit...............................................      (2,057)      (1,238)        (1,032)
                                                                              --------       ------       --------
                  Income before equity in undistributed
                    income of subsidiaries................................      11,737        2,490          2,655
         Equity in undistributed income of subsidiaries...................      16,060       15,109          7,419
                                                                              --------       ------       --------
                  Net income..............................................    $ 27,797       17,599         10,074
                                                                              ========       ======       ========

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                     Years ended December 31,
                                                                                ---------------------------------
                                                                                2000          1999           1998
                                                                                ----          ----           ----
                                                                                 (dollars expressed in thousands)
         Cash flows from operating activities:
           Net income....................................................  $   27,797        17,599        10,074
           Adjustments to reconcile net income to net cash
             provided by operating activities:
              Equity in undistributed income of subsidiaries.............     (16,060)      (15,109)       (7,419)
              Dividends from subsidiaries................................      14,509         5,000         4,750
              Other, net.................................................       2,726        (4,787)          956
                                                                           ----------       -------       -------
                    Net cash provided by operating activities............      28,972         2,703         8,361
                                                                           ----------       -------       -------

         Cash flows from investing activities:
           Acquisition of subsidiaries...................................    (131,984)      (26,000)       (4,200)
           Purchase of investment securities.............................      (1,687)         (649)       (3,600)
           Proceeds from sales of investment securities..................         268            --            --
           Investment in common securities of FACT.......................          --            --        (1,423)
           Return of subsidiary capital..................................      17,000         2,000            --
           Decrease in payable to former shareholders of Surety Bank.....          --            --        (3,829)
           Pre-merger transactions.......................................     (15,569)           --            --
                                                                           ----------       -------       -------
                    Net cash used in investing activities................    (131,972)      (24,649)      (13,052)
                                                                           ----------       -------       -------

         Cash flows from financing activities:
           Increase (decrease) in note payable...........................      98,000            --        (4,900)
           Proceeds from issuance of subordinated debentures.............          --            --        45,547
           Exercise of stock options.....................................          25            --            13
           Repurchases of common stock...................................      (1,454)       (1,281)       (5,738)
                                                                           ----------       -------       -------
                    Net cash provided by (used in) financing activities..      96,571        (1,281)       34,922
                                                                           ----------       -------       -------
                    Net (decrease) increase in cash and cash equivalents.      (6,429)      (23,227)       30,231
         Cash and cash equivalents, beginning of year....................       8,079        31,306         1,075
                                                                           ----------       -------       -------
         Cash and cash equivalents, end of year..........................  $    1,650         8,079        31,306
                                                                           ==========       =======       =======

         Noncash investing and financing activities:
           Reduction of deferred tax valuation reserve...................  $       --           981            --
           Issuance of common stock in purchase accounting acquisition...          --            --         3,008
           Conversion of note payable to common stock....................          --            --        10,000
           Conversion of 12% convertible debentures and accrued interest
              payable to common stock....................................          --            --         8,673
           Compensation paid in common stock.............................          36            36            27
           Cash paid for interest........................................         245            --         1,867
                                                                           ==========       =======       =======

(21) CONTINGENT LIABILITIES

     In the ordinary course of business, there are various legal proceedings pending against FBA and/or its subsidiaries. Management, in consultation with legal counsel, is of the opinion the ultimate resolution of these proceedings will have no material effect on the financial condition or results of operations of FBA or its subsidiaries.

                          INDEPENDENT AUDITORS' REPORT






The Board of Directors and Stockholders
First Banks America, Inc.:

     We have audited the accompanying consolidated balance sheets of First Banks America, Inc. and subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Banks America, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



                                  /s/ KPMG LLP
                                  ------------



St. Louis, Missouri
March 16, 2001

                         DIRECTORS AND SENIOR MANAGEMENT


   Directors of First Banks America, Inc.

       James F. Dierberg             Chairman of the Board, President and Chief Executive  Officer,  First Banks America,  Inc., St.
                                        Louis,  Missouri;  Chairman of the Board and Chief Executive Officer, First Banks, Inc., St.
                                        Louis, Missouri.
       Allen H. Blake                Executive Vice President, Chief Operating Officer and Secretary, First Banks America, Inc., St.
                                        Louis, Missouri;  Director,  President,  Chief Operating Officer and Secretary, First Banks,
                                        Inc., St. Louis, Missouri.
       Charles A. Crocco, Jr.        Counsel to the law firm of Crocco & De Maio, P.C., Mount Kisco, New York.
       Albert M. Lavezzo             President  and Chief  Operating  Officer of the law firm of  Favaro,  Lavezzo, Gill,  Caretti &
                                        Heppell, Vallejo, California.
       Ellen D. Schepman             Retail Marketing Officer, First Banks, Inc., St. Louis, Missouri.
       Edward T. Story, Jr.          President and Chief Executive Officer of SOCO International, plc, Comfort, Texas.
       Donald W. Williams            Senior  Executive  Vice  President  and Chief Credit  Officer,  First Banks,  Inc.,  St. Louis,
                                        Missouri.


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


   Directors and Senior Officers of First Bank & Trust

       Terrance M. McCarthy          Chairman of the Board, President and Chief Executive Officer
       Norman O. Broyer              Director, Senior Vice President and Senior Credit Officer - Southern California
       Patrick S. Day                Director, Senior Vice President and Senior Credit Officer - Northern California
       Fred D. Jensen                Vice Chairman of the Board
       Albert M. Lavezzo             Director
       Kathryn L. Perrine            Director, Senior Vice President and Chief Financial Officer
       David F. Weaver               Director and President - Texas Region

   Directors and Senior Officers of Bank of San Francisco

       Terrance M. McCarthy          Chairman of the Board, President and Chief Executive Officer
       Keary L. Colwell              Executive Vice President and Chief Financial Officer
       Patrick S. Day                Director, Senior Vice President and Senior Credit Officer
       Peter A. Goetze               Director
       Joanne J. Haakinson           Executive Vice President and Chief Administrative Officer
       William G. Nelle, Jr.         Director, Senior Vice President - Commercial / Private Banking
       Kathryn L. Perrine            Director


                              INVESTOR INFORMATION

     FBA's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, is available without charge to any stockholder upon request. Requests should be directed, in writing, to Frank H. Sanfilippo, First Banks America, Inc., 11901 Olive Boulevard, Creve Coeur, Missouri 63141.

Common Stock

     The common stock of FBA is traded on the New York Stock Exchange with the ticker symbol "FBA" and is frequently reported in newspapers of general circulation with the symbol "FBKSAM" and in the Wall Street Journal with the symbol "FBA." As of March 20, 2001, there were approximately 1,287 registered common stockholders of record. This number does not include any persons or entities that hold their stock in nominee or "street" name through various brokerage firms. The high and low common stock prices for 2000 and 1999 are summarized as follows:

                                                                         2000                    1999
                                                                  ------------------      ------------------
                                                                   High          Low       High          Low
                                                                   ----          ---       ----          ---

         First quarter........................................  $  18.13        16.88      20.63        18.75
         Second quarter.......................................     18.63        16.88      18.63        17.50
         Third quarter........................................     19.06        17.63      18.19        16.88
         Fourth quarter.......................................     17.63        14.00      18.25        16.63

Preferred Securities

     The preferred securities of FBA are traded on the New York Stock Exchange with the ticker symbol "FBAPrt." As of March 20, 2001, there were approximately 235 record holders of preferred securities. This number does not include any persons or entities that hold their preferred securities in nominee or "street" name through various brokerage firms. The high and low preferred securities prices and the dividends declared for 2000 and 1999 are summarized as follows:

                                                                               2000            Dividend
                                                                         ---------------
                                                                         High        Low       declared
                                                                         ----        ---       --------

         First quarter...............................................   $ 23.00     19.50     $  0.53125
         Second quarter..............................................     23.88     20.69        0.53125
         Third quarter...............................................     23.75     21.13        0.53125
         Fourth quarter..............................................     22.63     20.75        0.53125
                                                                                              ----------
                                                                                              $  2.12500
                                                                                              ==========

                                                                               1999            Dividend
                                                                         ----------------
                                                                         High        Low       declared
                                                                         ----        ---       --------

         First quarter...............................................   $ 26.25     24.75     $  0.53125
         Second quarter..............................................     26.25     24.31        0.53125
         Third quarter...............................................     25.25     22.50        0.53125
         Fourth quarter..............................................     24.50     21.94        0.53125
                                                                                              ----------
                                                                                              $  2.12500
                                                                                              ==========




For information concerning FBA, please contact:

     Frank H. Sanfilippo                    Terrance M. McCarthy                      David F. Weaver
     Executive Vice President and           Executive Vice President                  Executive Vice President
       Chief Financial Officer              550 Montgomery Street                     P.O Box 630369
     11901 Olive Boulevard                  San Francisco, California 94111           Houston, Texas 77263-0369
     Creve Coeur, Missouri 63141            Telephone - (415) 273-2000                Telephone - (713) 954-2400
     Telephone - (314) 995-8700


Transfer Agents:

        Common Stock:                                                 Preferred Securities:
           Mellon Investor Services, L.L.C.                              State Street Bank and Trust Company
           85 Challenger Road                                            Corporate Trust Department
           Overpect Centre                                               P. O. Box 778
           Ridgefield Park, New Jersey 07666                             Boston, Massachusetts 02102-0778
           Telephone - (888) 213-0965                                    Telephone - (800) 531-0368
           www.chasemellon.com                                           www.statestreet.com

                                                                     EXHIBIT 21



                            FIRST BANKS AMERICA, INC.

                                  Subsidiaries


         The following is a list of our subsidiaries and the jurisdiction of incorporation or organization.


                                               Jurisdiction of Incorporation
    Name of Subsidiary                                of Organization
    ------------------                                ---------------

    First Bank & Trust                                  California

        Eucaluptus Financial Corp.                      California

    The San Francisco Company                           Delaware

        Bank of San Francisco                           California

             Bank of San Francisco Investors, Inc.      California

                                                                     EXHIBIT 23







The Board of Directors
First Banks America, Inc.:


We consent to incorporation by reference in the registration statement (No. 33-42607) on Form S-8 of First Banks America, Inc. and subsidiaries of our report dated March 16, 2001, relating to the consolidated balance sheets of First Banks America, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2000, which report appears in the December 31, 2000 annual report on Form 10-K of First Banks America, Inc.



                                           /s/ KPMG LLP
                                           ------------



St. Louis, Missouri
March 26, 2001