Form 10-Q
period 2001-03-31
FIRST BANKS AMERICA INC
filed 2001-05-14
CIK 310979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2001

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

                     Yes    X            No
                         --------           ----------


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                     Shares outstanding
                  Class                              at April 30, 2001
                  -----                              -----------------

      Common Stock, $0.15 par value                      9,568,603
      Class B Common Stock, $0.15 par value              2,500,000

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

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                            FIRST BANKS AMERICA, INC.

                    CONSOLIDATED BALANCE SHEETS - (UNAUDITED)
             (dollars expressed in thousands, except per share data)



                                                                                          March 31,    December 31,
                                                                                            2001           2000
                                                                                            ----           ----

                                                ASSETS
                                                ------

Cash and cash equivalents:
    Cash and due from banks...........................................................  $    73,176          96,934
    Interest-bearing deposits with other financial institutions
       with maturities of three months or less........................................        1,132           3,101
    Federal funds sold................................................................      145,310          53,175
                                                                                        -----------     -----------
         Total cash and cash equivalents..............................................      219,618         153,210
                                                                                        -----------     -----------

Investment securities:
    Available for sale, at fair value.................................................      214,364         330,557
    Held to maturity, at amortized cost (fair value of  $4,583 and $4,615
       at March 31, 2001 and December 31, 2000, respectively).........................        4,536           4,662
                                                                                        -----------     -----------
         Total investment securities..................................................      218,900         335,219
                                                                                        -----------     -----------
Loans:
    Commercial and financial..........................................................      677,195         686,426
    Real estate construction and development..........................................      424,829         444,218
    Real estate mortgage..............................................................      885,591         883,103
    Consumer and installment..........................................................       39,620          50,247
                                                                                        -----------     -----------
         Total loans..................................................................    2,027,235       2,063,994
    Unearned discount.................................................................       (5,498)         (5,317)
    Allowance for loan losses.........................................................      (36,678)        (37,930)
                                                                                        -----------     -----------
         Net loans....................................................................    1,985,059       2,020,747
                                                                                        -----------     -----------

Bank premises and equipment, net of depreciation and amortization.....................       44,939          45,526
Intangibles associated with the purchase of subsidiaries, net of amortization.........       72,998          74,609
Accrued interest receivable...........................................................       17,284          20,048
Deferred tax assets...................................................................       39,772          45,308
Derivative instruments................................................................       21,109              --
Other assets..........................................................................       46,726          46,712
                                                                                        -----------     -----------
         Total assets.................................................................  $ 2,666,405       2,741,379
                                                                                        ===========     ===========


The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST BANKS AMERICA, INC.

              CONSOLIDATED BALANCE SHEETS, CONTINUED - (UNAUDITED)
             (dollars expressed in thousands, except per share data)



                                                                                          March 31,    December 31,
                                                                                            2001           2000
                                                                                            ----           ----

                                              LIABILITIES
                                              -----------

Deposits:
    Demand:
      Non-interest-bearing............................................................  $   461,566         475,785
      Interest-bearing................................................................      206,171         195,585
    Savings...........................................................................      715,105         766,587
    Time deposits:
      Time deposits of $100 or more...................................................      311,651         301,649
      Other time deposits.............................................................      546,584         566,750
                                                                                        -----------     -----------
         Total deposits...............................................................    2,241,077       2,306,356

Note payable..........................................................................       62,800          98,000
Short-term borrowings.................................................................       58,772          57,585
Accrued interest payable..............................................................       11,103           8,434
Deferred tax liabilities..............................................................        9,709           5,525
Accrued expenses and other liabilities................................................       21,578          24,290
                                                                                        -----------     -----------
         Total liabilities............................................................    2,405,039       2,500,190
                                                                                        -----------     -----------

Guaranteed preferred beneficial interest in First Banks
    America, Inc. subordinated debentures.............................................       44,295          44,280
                                                                                        -----------     -----------

                                         STOCKHOLDERS' EQUITY
                                         --------------------

Common stock:
    Common stock, $0.15 par value; 15,000,000 shares authorized;
      9,610,703 shares issued at March 31, 2001
      and December 31, 2000...........................................................        1,442           1,442
    Class B common stock, $0.15 par value; 4,000,000 shares
      authorized; 2,500,000 shares issued and outstanding at
      March 31, 2001 and December 31, 2000............................................          375             375
Capital surplus.......................................................................      154,470         153,929
Retained earnings since elimination of accumulated deficit
    effective December 31, 1994.......................................................       48,161          40,894
Common treasury stock, at cost; 42,100 shares and 4,500 shares
    at March 31, 2001 and December 31, 2000, respectively.............................         (891)            (76)
Accumulated other comprehensive income................................................       13,514             345
                                                                                        -----------     -----------
         Total stockholders' equity...................................................      217,071         196,909
                                                                                        -----------     -----------
         Total liabilities and stockholders' equity...................................  $ 2,666,405       2,741,379
                                                                                        ===========     ===========

                                                  FIRST BANKS AMERICA, INC.

                                       CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
                                    (dollars expressed in thousands, except per share data)

                                                                                            Three months ended
                                                                                                 March 31,
                                                                                           ---------------------
                                                                                           2001             2000
                                                                                           ----             ----
Interest income:
    Interest and fees on loans......................................................    $ 48,880             34,927
    Investment securities...........................................................       5,113              3,126
    Federal funds sold and other....................................................         830                835
                                                                                        --------           --------
         Total interest income......................................................      54,823             38,888
                                                                                        --------           --------
Interest expense:
    Deposits:
      Interest-bearing demand.......................................................         925                612
      Savings.......................................................................       7,815              5,135
      Time deposits of $100 or more.................................................       4,458              1,410
      Other time deposits...........................................................       8,437              7,577
    Note payable....................................................................       1,837                 61
    Short-term borrowings...........................................................         723                341
                                                                                        --------           --------
         Total interest expense.....................................................      24,195             15,136
                                                                                        --------           --------
         Net interest income........................................................      30,628             23,752
Provision for loan losses...........................................................          90                982
                                                                                        --------           --------
         Net interest income after provision for loan losses........................      30,538             22,770
                                                                                        --------           --------
Noninterest income:
    Service charges on deposit accounts and customer service fees...................       2,160              1,699
    (Loss) gain on sales of securities, net.........................................        (174)               379
    Gain on derivative instruments, net.............................................         300                 --
    Other income....................................................................       2,093                836
                                                                                        --------           --------
         Total noninterest income...................................................       4,379              2,914
                                                                                        --------           --------
Noninterest expense:
    Salaries and employee benefits..................................................       8,112              6,244
    Occupancy, net of rental income.................................................       2,529              1,899
    Furniture and equipment.........................................................         912                865
    Postage, printing and supplies..................................................         419                366
    Data processing fees............................................................       2,475              1,618
    Legal, examination and professional fees........................................       2,423              1,578
    Amortization of intangibles associated with the purchase of subsidiaries........       1,374                655
    Guaranteed preferred debentures.................................................         975                993
    Other...........................................................................       2,750              1,393
                                                                                        --------           --------
         Total noninterest expense..................................................      21,969             15,611
                                                                                        --------           --------
         Income before provision for income tax expense and cumulative effect
           of change in accounting principle........................................      12,948             10,073
Provision for income tax expense....................................................       5,222              3,655
                                                                                        --------           --------
         Income before cumulative effect of change in accounting principle..........       7,726              6,418
Cumulative effect of change in accounting principle, net of tax.....................         459                 --
                                                                                        --------           --------
         Net income.................................................................    $  7,267              6,418
                                                                                        ========           ========

Earnings per common share:
    Basic:
      Income before cumulative effect of change in accounting principle.............    $   0.64               0.53
      Cumulative effect of change in accounting principle, net of tax...............       (0.04)                --
                                                                                        --------           --------
      Basic.........................................................................    $   0.60               0.53
                                                                                        ========           ========

    Diluted:
      Income before cumulative effect of change in accounting principle.............    $   0.64               0.53
      Cumulative effect of change in accounting principle, net of tax...............       (0.04)                --
                                                                                        --------           --------
      Diluted.......................................................................    $   0.60               0.53
                                                                                        ========           ========

Weighted average common stock outstanding (in thousands)............................      12,097             12,160
                                                                                        ========           ========

The accompanying notes are an integral part of the consolidated financial statements.



                                                FIRST BANKS AMERICA, INC.

                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME - (UNAUDITED)
                          Three months ended March 31, 2001 and 2000 and nine months ended December 31, 2000
                                       (dollars expressed in thousands, except per share data)


                                                                                                              Accu-
                                                                                                             mulated
                                                                                                              other
                                                                                                             compre-    Total
                                                   Class B               Compre-                Common       hensive   stock-
                                         Common    common    Capital     hensive   Retained    treasury      income   holders'
                                          stock     stock    surplus     income    earnings      stock       (loss)    equity
                                          -----     -----    -------     ------    --------      -----       ------    ------

Consolidated balances,
   December 31, 1999.................... $1,441     375    161,613                 25,097     (11,369)       (2,644)  174,513
Three months ended March 31, 2000:
   Comprehensive income:
    Net income..........................     --      --         --       6,418      6,418          --            --     6,418
    Other comprehensive income, net of
      tax - unrealized gains on
      securities, net of reclassi-
      fication adjustment (1)...........     --      --         --         349         --          --           349       349
                                                                        ------
    Comprehensive income................                                 6,767
                                                                        ======
   Repurchases of common stock..........     --      --         --                     --        (880)           --      (880)
   Pre-merger transactions of FB&T......     --      --         --                 (2,000)         --            --    (2,000)
                                         ------     ---    -------                -------     -------        ------   -------
Consolidated balances, March 31, 2000...  1,441     375    161,613                 29,515     (12,249)       (2,295)  178,400
Nine months ended December 31, 2000:
   Comprehensive income:
    Net income..........................     --      --         --      21,379     21,379          --            --    21,379
    Other comprehensive income, net
      of tax - unrealized gains on
      securities, net of reclassi-
      fication adjustment (1)...........     --      --         --       2,640         --          --         2,640     2,640
                                                                        ------
    Comprehensive income................                                24,019
                                                                        ======
   Exercise of stock options............      1      --         24                     --          --            --        25
   Compensation paid in stock...........     --      --         36                     --          --            --        36
   Repurchases of common stock..........     --      --         --                     --        (574)           --      (574)
   Retirement and reissuance
      of treasury stock.................     --      --    (12,747)                    --      12,747            --        --
   Pre-merger transactions of FB&T......     --      --      5,003                (10,000)         --            --    (4,997)
                                         ------     ---    -------                -------     -------        ------   -------
Consolidated balances,
      December 31, 2000.................  1,442     375    153,929                 40,894         (76)          345   196,909
Three months ended March 31, 2001:
   Comprehensive income:
    Net income..........................     --      --         --       7,267      7,267          --            --     7,267
    Other comprehensive income, net
      of tax:
    Unrealized gains on securities,
        net of reclassification
        adjustment (1)..................     --      --         --       2,024         --          --         2,024     2,024
      Derivative instruments:
        Cumulative effect of change
          in accounting principle.......     --      --         --       4,950         --          --         4,950     4,950
        Current period transactions.....     --      --         --       6,195         --          --         6,195     6,195
        Reclassification to earnings....     --      --         --          --         --          --            --        --
                                                                        ------
    Comprehensive income................                                20,436
                                                                        ======
   Reduction of deferred tax asset
      valuation reserve.................     --      --        541                     --          --            --       541
   Repurchases of common stock..........     --      --         --                     --        (815)           --      (815)
                                         ------     ---    -------                -------     -------        ------   -------
Consolidated balances, March 31, 2001... $1,442     375    154,470                 48,161        (891)       13,514   217,071
                                         ======     ===    =======                =======     =======        ======   =======

-------------------------------------
(1)  Disclosure of reclassification adjustment:

                                                                                        Three months ended   Nine months ended
                                                                                             March 31,         December 31,
                                                                                        ------------------
                                                                                           2001       2000         2000
                                                                                           ----       ----         ----

    Unrealized gains on investment securities arising during the period...............   $ 1,911       595        2,509
    Less reclassification adjustment for (losses) gains included in net income........      (113)      246         (131)
                                                                                         -------   -------        -----
    Unrealized gains on investment securities.........................................   $ 2,024       349        2,640
                                                                                         =======   =======        =====

The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST BANKS AMERICA, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                        (dollars expressed in thousands)


                                                                                               Three months ended
                                                                                                    March 31,
                                                                                                -----------------
                                                                                                2001        2000
                                                                                                ----        ----

Cash flows from operating activities:
    Net income............................................................................   $    7,267        6,418
    Adjustments to reconcile net income to cash provided by operating activities:
        Cumulative effect of change in accounting principle, net of tax...................          459           --
        Depreciation, amortization and accretion, net.....................................        1,744        1,215
        Provision for loan losses.........................................................           90          982
        Provision for income tax expense..................................................        5,222        3,655
        Refunds (payments) of income taxes................................................        1,519         (509)
        Loss (gain) on sales of securities, net...........................................          174         (379)
        Gain on derivative instrument, net................................................         (300)          --
        Decrease in accrued interest receivable...........................................        2,764          748
        Interest accrued on liabilities...................................................       24,195       15,136
        Payments of interest on liabilities...............................................      (21,526)     (14,812)
        Other operating activities, net...................................................       (9,609)      (1,760)
                                                                                             ----------    ---------
              Net cash provided by operating activities...................................       11,998       10,694
                                                                                             ----------    ---------

Cash flows from investing activities:
    Cash paid for acquired entities, net of cash and cash equivalents received............           --       (2,709)
    Proceeds from sales of investment securities available for sale.......................       52,916        8,148
    Maturities of investment securities available for sale................................       77,148       35,838
    Maturities of investment securities held to maturity..................................          130            6
    Purchases of investment securities available for sale.................................      (10,159)     (28,234)
    Net decrease (increase) in loans......................................................       34,772       (9,450)
    Recoveries of loans previously charged-off............................................          826        2,292
    Purchases of bank premises and equipment..............................................         (544)      (1,077)
    Proceeds from sales of other real estate..............................................            9          381
    Other investing activities, net.......................................................         (308)        (307)
                                                                                             ----------    ---------
              Net cash provided by investing activities...................................      154,790        4,888
                                                                                             ----------    ---------

Cash flows from financing activities:
    Other (decreases) increases in deposits:
        Demand and savings deposits.......................................................      (55,115)      57,617
        Time deposits.....................................................................      (10,437)      25,628
    Decrease in federal funds purchased...................................................           --      (27,500)
    Increase in securities sold under agreements to repurchase............................        1,187       11,937
    Advances drawn on note payable........................................................           --        9,200
    Repayments of note payable............................................................      (35,200)          --
    Repurchases of common stock for treasury..............................................         (815)        (880)
    Pre-merger transactions of FB&T.......................................................           --       (2,000)
                                                                                             ----------    ---------
              Net cash (used in) provided by financing activities.........................     (100,380)      74,002
                                                                                             ----------    ---------
              Net increase in cash and cash equivalents...................................       66,408       89,584
Cash and cash equivalents, beginning of period............................................      153,210       97,296
                                                                                             ----------    ---------
Cash and cash equivalents, end of period..................................................   $  219,618      186,880
                                                                                             ==========    =========

Noncash investing and financing activities:
    Loans transferred to other real estate................................................   $       --          295
    Reduction of deferred tax asset valuation allowance..................................           541           --
                                                                                             ==========     ========


The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST BANKS AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

         The accompanying consolidated financial statements of First Banks America, Inc. and subsidiaries (FBA or the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2000 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and conform to predominant practices within the banking industry. Management of FBA has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

         The consolidated financial statements include the accounts of the parent company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 2000 amounts have been made to conform to the 2001 presentation.

         FBA is majority owned by First Banks, Inc., St. Louis, Missouri (First Banks). Accordingly, First Banks has effective control over the management and policies of FBA and the election of its directors. First Banks' ownership interest in FBA at March 31, 2001 and December 31, 2000 was 93.15% and 92.86%, respectively.

         FBA operates through its wholly owned subsidiary bank holding company, The San Francisco Company (SFC), which is headquartered in San Francisco, California, and SFC's subsidiary bank, First Bank & Trust (FB&T), which is also headquartered in San Francisco, California. FBA's subsidiaries are wholly owned by their respective parent companies.

(2)      ACQUISITION OF FIRST BANK & TRUST

         Effective October 31, 2000, FBA completed its acquisition of First Bank & Trust in a transaction accounted for as a combination of entities under common control. FBA acquired First Bank & Trust from First Banks. Prior to the acquisition, First Banks owned 84.42% of the outstanding common stock of FBA and all of the outstanding common stock of First Bank & Trust.
         The accompanying consolidated financial statements at March 31, 2000 and for the three months then ended give retroactive effect to this transaction and, as a result, the consolidated balance sheets, statements of income and statements of cash flows are presented as if the combining entities had been consolidated for all periods subsequent to First Banks' acquisition of First Bank & Trust on March 15, 1995. The consolidated statements of changes in stockholders' equity and comprehensive income reflect the accounts of FBA as if the common stock, excluding the treasury shares, issued to First Banks in exchange for its interest in First Bank & Trust had been outstanding for all periods subsequent to March 15, 1995.

(3)      DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 -- Accounting for Derivative Instruments and Hedging Activities (SFAS 133). In June 1999 and June 2000, the FASB issued SFAS No. 137 - Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, and SFAS No. 138 - Accounting for Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, respectively. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended, requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge in one of three categories. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Under SFAS 133, as amended, an entity that elects to apply hedge accounting is required to establish, at the inception of the hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.

         FBA utilizes derivative instruments and hedging activities to assist in the management of interest rate sensitivity and to modify the repricing, maturity and option characteristics of certain assets and liabilities. FBA uses such derivative instruments solely to reduce its interest rate exposure. The following is a summary of FBA's accounting policies for derivative instruments and hedging activities under SFAS 133, as amended:

         Interest Rate Swap Agreements - Cash Flow Hedges. Interest rate swap agreements designated as cash flow hedges are accounted for at fair value. The effective portion of the change in the cash flow hedge's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into noninterest income when the underlying transaction affects earnings. The ineffective portion of the change in the cash flow hedge's gain or loss is recorded in noninterest income on each quarterly measurement date. The swap agreements are accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest income or interest expense of the related asset or liability being hedged.

         Interest Rate Swap Agreements - Fair Value Hedges. Interest rate swap agreements designated as fair value hedges are accounted for at fair value.
Changes in the fair value of the swap agreements are recognized currently in noninterest income. The change in the fair value on the underlying hedged item (liabilities) attributable to the hedged risk adjusts the carrying amount of the underlying hedged item and is also recognized currently in noninterest income. All changes in fair value are measured on a quarterly basis. The swap agreements are accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest income or interest expense of the related asset or liability.

         Interest Rate Cap and Floor Agreements. Interest rate cap and floor agreements are accounted for at fair value. Changes in the fair value of interest rate cap and floor agreements are recognized in earnings on each quarterly measurement date.

         On January 1, 2001, FBA implemented SFAS 133, as amended. The implementation of SFAS 133, as amended, resulted in an increase in derivative instruments of $6.9 million, an increase in deferred tax liabilities of $2.7 million and an increase in other comprehensive income of $5.0 million. In addition, FBA recorded a cumulative effect of change in accounting principle of $459,000, net of taxes of $247,000, as a reduction of net income.

(4)      EARNINGS PER COMMON SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for the periods indicated:

                                                                                Income         Shares      Per share
                                                                              (numerator)   (denominator)   amount
                                                                              -----------   -------------   ------
                                                                              (in thousands, except per share data)

         Three months ended March 31, 2001:
              Basic EPS-- income before cumulative effect..................     $7,726        12,097        $  0.64
              Cumulative effect of change in accounting principle,
                 net of tax................................................       (459)           --          (0.04)
                                                                                ------        ------        -------
              Basic EPS - income available to common stockholders..........      7,267        12,097           0.60
                                                                                    --            --
                                                                                ------        ------
              Diluted EPS-- income available to common stockholders........     $7,267        12,097        $  0.60
                                                                                ======        ======        =======

         Three months ended March 31, 2000:
              Basic EPS-- income available to common stockholders..........     $6,418        12,160        $  0.53
                                                                                                            =======
              Effect of dilutive securities-- stock options................         --             5
                                                                                ------        ------
              Diluted EPS-- income available to common stockholders........     $6,418        12,165        $  0.53
                                                                                ======        ======        =======

(5)      TRANSACTIONS WITH RELATED PARTIES

         FBA purchases certain services and supplies from or through First Banks, its affiliates and First Services, L.P. FBA's financial position and operating results could significantly differ from those that would be obtained if FBA's relationship with First Banks did not exist. In addition, fees payable to First Banks, its affiliates and First Services, L.P. generally increase as FBA expands through acquisitions and internal growth, reflecting the higher levels of service needed to operate its subsidiaries.

         First Banks provides management services to FBA and FB&T. Management services are provided under management fee agreements whereby FBA compensates First Banks for its use of personnel for various functions including internal audit, loan review, income tax preparation and assistance, accounting, asset/liability management and investment services, loan servicing and other management and administrative services. Fees paid under these agreements were $1.7 million and $1.3 million for the three months ended March 31, 2001 and 2000, respectively. The fees paid for management services are at least as favorable as could have been obtained from unaffiliated third parties.

         First Services L.P., a limited partnership indirectly owned by First Banks' Chairman and his adult children, provides data processing services and various related services to FBA and FB&T under the terms of data processing agreements. Fees paid under these agreements were $2.0 million and $1.5 million for the three months ended March 31, 2001 and 2000, respectively. The fees paid for data processing services are at least as favorable as could have been obtained from unaffiliated third parties.

         FB&T had $104.6 million and $108.2 million in whole loans and loan participations outstanding at March 31, 2001 and December 31, 2000, respectively, that were purchased from First Bank, a wholly owned subsidiary of First Banks. In addition, FB&T had sold $121.8 million and $146.1 million in whole loan and loan participations to First Bank at March 31, 2001 and December 31, 2000, respectively. These loans and loan participations were acquired and sold at interest rates and terms prevailing at the dates of their purchase or sale and under standards and policies followed by FB&T.

         FBA has a $100.0 million revolving note payable from First Banks on which the outstanding principal and accrued interest under the note payable are due and payable on June 30, 2005. The borrowings under the note payable bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. The amounts outstanding under the note payable at March 31, 2001 and December 31, 2000 were $62.8 million and $98.0 million, respectively. The interest expense under the note payable was $1.8 million and $61,000 for the three months ended March 31, 2001 and 2000, respectively.

 (6)     REGULATORY CAPITAL

         FBA and its subsidiary banks are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on FBA's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FBA and its subsidiary banks must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

         Quantitative measures established by regulation to ensure capital adequacy require FBA and its subsidiary banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of March 31, 2001, FB&T was well capitalized under the applicable regulations. At March 31, 2001 and December 31, 2000, FBA's total capital ratio fell below the well-capitalized level, however, FBA remained adequately capitalized. FBA's reduction in the total capital ratio is primarily attributable to the acquisitions of Millennium Bank and SFC in December 2000, which added total assets of approximately $300.8 million.

         As of March 31, 2001, the most recent notification from FBA's primary regulator categorized FBA and FB&T as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, FBA and FB&T must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.

         At March 31, 2001 and December 31, 2000, FBA's, FB&T's and Bank of San Francisco's (BSF) required and actual capital ratios were as follows:

                                                                                                     To be well
                                                            Actual               For capital      capitalized under
                                                   ------------------------
                                                   March 31,   December 31,       adequacy        prompt corrective
                                                     2001          2000           purposes        action provisions
                                                     ----          ----           --------        -----------------


         Total capital (to risk-weighted assets):
             FBA...................................   8.18%         8.01%            8.0%               10.0%
             FB&T..................................  10.59         10.58             8.0                10.0
             BSF (1)...............................     --         22.38             8.0                10.0

         Tier 1 capital (to risk-weighted assets):
             FBA...................................   6.92%         6.76             4.0                 6.0
             FB&T..................................   9.34          9.32             4.0                 6.0
             BSF (1)...............................     --         21.42             4.0                 6.0


         Tier 1 capital (to average assets):

             FBA...................................   6.54%         7.34             3.0                 5.0
             FB&T..................................   8.89          9.27             3.0                 5.0
             BSF (1)...............................     --         22.00             3.0                 5.0
         --------------------------
         (1)  BSF was acquired by FBA on December 31, 2000. FB&T was merged with and into BSF on March 29, 2001, and BSF was renamed FB&T.

(7)      BUSINESS SEGMENT RESULTS

         FBA's business segments are the parent company (which includes intercompany eliminations) and FB&T. The reportable business segments are consistent with the management structure of FBA and the internal reporting system that monitors performance.

         Through its branch network, FB&T provides similar products and services in its defined geographic areas. The products and services offered include a broad range of commercial and personal banking products, including demand, savings, money market and time deposit accounts. In addition, FB&T markets combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. FB&T also offers both consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, commercial leasing and trade financing.

         Other financial services include mortgage banking, credit and debit cards, brokerage services, credit-related insurance, automated teller machines, telephone banking, safe deposit boxes and trust and private banking services. The revenues generated by FB&T consist primarily of interest income, generated from the loan and investment security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas include
Houston, Dallas, Irving and McKinney, Texas and southern and northern California. The products and services are offered to customers primarily within their respective geographic areas, with the exception of loan participations executed between FB&T and other banks affiliated with First Banks. See note 4 to the accompanying consolidated financial statements.

         The business segment results are consistent with FBA's internal reporting system and, in all material respects, with accounting principles generally accepted in the United States of America and practices predominate in the banking industry.

         The business segment results are summarized as follows:



                                                      FB&T (1)            Corporate and other (2)     Consolidated totals
                                              ------------------------    -----------------------   -----------------------
                                              March 31,    December 31,   March 31,   December 31,  March 31,   December 31,
                                                2001          2000          2001        2000         2001         2000
                                                ----          ----          ----        ----         ----         ----
                                                                        (dollars expressed in thousands)

Balance sheet information:

Investment securities.......................   $  217,295     330,478         1,605      4,741        218,900     335,219
Loans, net of unearned discount.............    2,021,737   2,058,628            --         49      2,021,737   2,058,677
Total assets................................    2,660,924   2,733,545         5,481      7,834      2,666,405   2,741,379
Deposits....................................    2,241,177   2,306,469          (100)      (113)     2,241,077   2,306,356
Stockholders' equity........................      321,343     333,186      (104,272)  (136,277)       217,071     196,909
                                               ==========   =========     =========   ========     ==========   =========




                                                      FB&T (1)            Corporate and Other (2)     Consolidated totals
                                                ---------------------     -----------------------  ------------------------
                                                 Three months ended        Three months ended         Three months ended
                                                      March 31,                 March 31,                 March 31,
                                                ---------------------     ----------------------   ----------------------
                                                2001          2000         2001            2000       2001         2000
                                                ----          ----         ----            ----       ----         ----
                                                                    (dollars expressed in thousands)

Income statement information:

Interest income.............................   $  54,739       38,807            84         81         54,823      38,888
Interest expense............................      22,340       15,098         1,855         38         24,195      15,136
                                               ---------     --------      --------   --------     ----------   ---------
      Net interest income...................      32,399       23,709        (1,771)        43         30,628      23,752
Provision for loan losses...................          90          982            --         --             90         982
                                               ---------     --------      --------   --------     ----------   ---------
      Net interest income after
        provision for loan losses...........      32,309       22,727        (1,771)        43         30,538      22,770
Noninterest income..........................       4,510        3,046          (131)      (132)         4,379       2,914
Noninterest expense.........................      20,792       14,682         1,177        929         21,969      15,611
                                               ---------     --------      --------   --------     ----------   ---------
      Income (loss) before provision
        (benefit)for income tax expense
        and cumulative effect of change
        in accounting principle.............      16,027       11,091        (3,079)    (1,018)        12,948      10,073
Provision (benefit) for income tax expense..       6,284        4,396        (1,062)      (741)         5,222       3,655
                                               ---------     --------      --------   --------     ----------   ---------
      Income (loss) before cumulative effect
        of change in accounting principle...       9,743        6,695        (2,017)      (277)         7,726       6,418
Cumulative effect of change in
   accounting principle, net of tax.........         459           --            --         --            459          --
                                               ---------     --------      --------   --------     ----------   ---------
      Net income (loss).....................   $   9,284        6,695        (2,017)      (277)         7,267       6,418
                                               =========     ========      ========   ========     ==========   =========

-----------------
(1) Includes BSF, which was acquired by FBA on December 31, 2000. FB&T was merged with and into BSF on March 29, 2001, and BSF was renamed FB&T.
(2) Corporate and other includes $634,000 of guaranteed preferred debentures expense, after applicable income tax benefit of $341,000, for the three months ended March 31, 2001, and $645,000 of guaranteed preferred debentures expense, after applicable income tax benefit of $348,000, for the comparable period in 2000, respectively.

      ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The discussion set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to our financial condition, results of operations and business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to fluctuations in interest rates and in the economy; the impact of laws and regulations applicable to us and changes therein; the impact of accounting pronouncements applicable to us and changes therein; competitive conditions in the markets in which we conduct our operations, including competition from banking and non-banking companies with substantially greater resources than us, some of which may offer and develop products and services not offered by us; our ability to control the composition of our loan portfolio without adversely affecting interest income; and our ability to respond to changes in technology. With regard to our efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include the potential for higher than acceptable operating costs arising from the geographic dispersion of our offices, as compared with competitors operating solely in contiguous markets; the competition of larger acquirers with greater resources than us; fluctuations in the prices at which acquisition targets may be available for sale and in the market for our securities; and the potential for difficulty or unanticipated costs in realizing the benefits of particular acquisition transactions. Readers of our Form 10-Q should therefore not place undue reliance on forward-looking statements.

                                     General

         We are a registered bank holding company incorporated in Delaware and headquartered in St. Louis County, Missouri. Through the operation of our subsidiaries, we offer a broad array of financial services to consumer and commercial customers. We currently operate one banking subsidiary that has 52 branch offices in California and Texas. At March 31, 2001, we had total assets of $2.67 billion, loans, net of unearned discount, of $2.02 billion, total deposits of $2.24 billion and total stockholders' equity of $217.1 million.

         We operate through our subsidiary bank holding company, The San Francisco Company, or SFC, which is headquartered in San Francisco, California, and our subsidiary bank, First Bank & Trust, or FB&T, which is also headquartered in San Francisco, California. Our subsidiaries are wholly owned by their respective parent companies.

         We offer a broad range of commercial and personal banking services, including demand, savings, money market and time deposit accounts. In addition, we market combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. We also offer both consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, commercial leasing and trade financing. Other financial services include mortgage banking, credit and debit cards, brokerage services, credit-related insurance, automated teller machines, telephone banking, safe deposit boxes and trust and private banking services.

         Primary responsibility for managing FB&T rests with the officers and directors. However, we centralize overall corporate policies, procedures and administrative functions and provide operational support functions for our subsidiaries. This practice allows us to achieve various operating efficiencies while allowing our subsidiary banking units to focus on customer service.

                               Financial Condition

         Our total assets were $2.67 billion and $2.74 billion at March 31, 2001 and December 31, 2000, respectively. The decrease in total assets is primarily attributable to an anticipated level of attrition associated with our acquisitions of Commercial Bank of San Francisco, Millennium Bank and Bank of San Francisco, which were completed during the fourth quarter of 2000. Loans, net of unearned discount, decreased by $36.9 million, which is further discussed under "--Loans and Allowance for Loan Losses." Investment securities decreased by $116.3 million to $218.9 million at March 31, 2001 from $335.2 million at December 31, 2000. We attribute the decrease in investment securities primarily to the liquidation of certain investment securities acquired through acquisition that did not meet our investment objectives and a higher than normal level of investment security calls experienced during the three months ended March 31, 2001. A portion of the funds generated from the reduction of investment securities were reinvested in investment securities, and the remaining funds were temporarily invested in cash and cash equivalents, resulting in an increase of $92.1 million in federal funds sold to $145.3 million at March 31, 2001. Offsetting these reductions was an increase in derivative instruments of $21.1 million, resulting solely from the implementation of Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 - Accounting for Derivative
Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, and SFAS No. 138 - Accounting for Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133. Total deposits decreased by $65.3 million to $2.24 billion at March 31, 2001 from $2.31 billion at December 31, 2000, which reflects an anticipated level of attrition associated with our fourth quarter acquisitions as well as normal cyclical trends typically experienced during the first quarter of each calendar year. In addition, our note payable decreased by $35.2 million to $62.8 million at March 31, 2001 from $98.0 million at December 31, 2000. The reduction of our note payable was funded with dividends from FB&T and a capital reduction of $23.0 million that was recorded in conjunction with the merger of our former subsidiary, First Bank & Trust, with and into Bank of San Francisco, effective March 29, 2001. In conjunction with this merger, Bank of San Francisco was renamed FB&T.

         During the three months ended March 31, 2001, we purchased $815,000 of our common stock at an average cost of $21.66 per share. We utilized available cash and the proceeds from sales of available-for-sale investment securities to fund our repurchases of common stock. Our Board of Directors, through various resolutions passed from 1995 to 2000, has authorized the purchase of up to a cumulative total of 1,094,797 shares of common stock. As of March 31, 2001, we had purchased a cumulative total 845,529 shares of common stock held for treasury. However, on October 31, 2000, we issued 803,429 treasury shares to First Banks in conjunction with our acquisition of First Bank & Trust. At March 31, 2001, we could purchase approximately 249,000 additional shares under the existing authorization.

                              Results of Operations

Net Income

         Net income was $7.3 million, or $0.60 per share on a diluted basis, for the three months ended March 31, 2001, in comparison to $6.4 million, or $0.53 per share on a diluted basis, for the comparable period in 2000, representing an increase of 13.2% on a diluted per share basis. The implementation of SFAS No. 133, as amended, on January 1, 2001, resulted in the recognition of a cumulative effect of change in accounting principle of $459,000, net of tax, which reduced net income. Excluding this item, net income was $7.7 million, or $0.64 per share on a diluted basis, for the three months ended March 31, 2001. The earnings progress was primarily driven by increased net interest income and noninterest income, along with a reduction in our provision for loan losses as further discussed under "--Provision for Loan Losses." The increased net interest income was generated through internal loan growth and our acquisitions of Lippo Bank, Bank of Ventura, Commercial Bank of San Francisco, Millennium Bank and Bank of San Francisco, completed during 2000. However, the improvement in net interest income was partially mitigated by several reductions in the prime lending rate that occurred during the first quarter of 2001.

         The improvement in net interest income and noninterest income for the three months ended March 31, 2001 was partially offset by increased operating expenses of $6.4 million to $22.0 million from $15.6 million for the three months ended March 31, 2001 and 2000, respectively. The increased operating expenses are primarily attributable to the operating expenses of the aforementioned acquisitions subsequent to their respective acquisition dates, increased salaries and employee benefit expenses, increased data processing fees, increased legal, examination and professional fees and increased amortization of intangibles associated with the purchase of the aforementioned banks.

Net Interest Income

         Net interest income was $30.6 million, or 5.22% of average interest-earning assets, for the three months ended March 31, 2001, in comparison to $23.8 million, or 5.44% of average interest-earning assets, for the comparable period in 2000. We credit the improved net interest income primarily to the net interest-earning assets provided by our acquisitions completed during 2000, internal loan growth, increased yields on interest-earning assets and earnings on our interest rate swap agreements that we entered into in conjunction with our risk management program.

         Average loans, net of unearned discount, increased by $553.5 million to $2.05 billion for the three months ended March 31, 2001 from $1.50 billion for the comparable period in 2000. The yield on our loan portfolio increased to 9.66% for the three months ended March 31, 2001, in comparison to 9.38% for the comparable period in 2000. Although yields on our interest-earning assets have improved for the three months ended March 31, 2001, our net interest rate margin declined 22 basis points. We attribute the decline in our net interest rate margin primarily to the recent declines in the prime lending rate, which we anticipate will continue to occur in the upcoming months. During the period from January 1, 2001 through March 31, 2001, the Board of Governors of the Federal Reserve System decreased the targeted federal funds rate three times, resulting in three decreases in the prime rate of interest from 9.5% to 8.0%. This is reflected not only in the rate of interest earned on loans that are indexed to the prime rate, but also in other assets and liabilities which either have variable or adjustable rates, or which matured or repriced during this period. As further discussed under "--Interest Rate Risk Management," the reduced level of interest income earned on our loan portfolio as a result of declining rates was partially mitigated by the earnings associated with our interest rate swap agreements. For the three months ended March 31, 2001, these agreements provided income of $561,000, in comparison to expense of $189,000 incurred for the comparable period in 2000.

         The improved yield earned on our interest-earning assets was partially offset by an increased rate paid on our interest-bearing liabilities. For the three months ended March 31, 2001, the aggregate weighted average rate paid on our deposit portfolio increased to 4.86% from 4.41% for the comparable period in 2000, reflecting increased rates paid by us to attract and retain deposits as a result of the high level of competition within our market areas. In addition, the aggregate weighted average rate paid on our note payable and short-term borrowings increased to 7.14% for the three months ended March 31, 2001 from 5.36% for the comparable period in 2000. Amounts outstanding under our $100.0 million revolving note payable to First Banks bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. Thus, our revolving note payable represents a relatively high-cost funding source, so that increased advances under the revolving note payable have the effect of increasing the weighted average rate of non-deposit liabilities. During 2000, we utilized the note payable to fund our acquisitions of Commercial Bank of San Francisco, Millennium Bank and Bank of San Francisco, thus resulting in a significantly higher level of borrowings occurring during the fourth quarter of 2000.

         The following table sets forth certain information relating to our average balance sheets, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the periods indicated.

                                                                               Three months ended March 31,
                                                               ----------------------------------------------------------
                                                                            2001                          2000
                                                               -----------------------------   --------------------------
                                                                          Interest                       Interest
                                                                Average    income/   Yield/    Average    income/  Yield/
                                                                balance    expense    rate     balance    expense   rate
                                                                -------    -------    ----     -------    -------   ----
                                                                             (dollars expressed in thousands)
                            ASSETS
                            ------

Interest-earning assets:
    Loans (1) (2) (3) (4)...................................   $2,051,226    48,880   9.66%  $1,497,733   34,927    9.38%
    Investment securities (3)...............................      270,558     5,113   7.66      199,238    3,126    6.31
    Federal funds sold and other............................       56,994       830   5.91       59,730      835    5.62
                                                               ----------   -------          ----------   ------
         Total interest-earning assets......................    2,378,778    54,823   9.35    1,756,701   38,888    8.90
                                                                            -------                       ------
Nonearning assets...........................................      271,191                       169,349
                                                               ----------                    ----------
         Total assets.......................................   $2,649,969                    $1,926,050
                                                               ==========                    ==========

                        LIABILITIES AND
                     STOCKHOLDERS' EQUITY
                     --------------------

Interest-bearing liabilities:
    Interest-bearing demand deposits........................   $  207,478       925   1.81%  $  161,698      612    1.52%
    Savings deposits........................................      734,810     7,815   4.31      501,234    5,135    4.12
    Time deposits of $100 or more...........................      297,782     4,458   6.07      113,492    1,410    5.00
    Other time deposits (4).................................      565,795     8,437   6.05      567,011    7,577    5.37
                                                               ----------   -------          ----------   ------
         Total interest-bearing deposits....................    1,805,865    21,635   4.86    1,343,435   14,734    4.41
    Note payable and short-term borrowings..................      145,411     2,560   7.14       30,139      402    5.36
                                                               ----------   -------          ---------    ------
         Total interest-bearing liabilities.................    1,951,276    24,195   5.03    1,373,574   15,136    4.43
                                                                            -------                       ------
Noninterest-bearing liabilities:
    Demand deposits.........................................      414,922                       302,918
    Other liabilities.......................................       81,594                        71,796
                                                               ----------                    ----------
         Total liabilities..................................    2,447,792                     1,748,288
Stockholders' equity........................................      202,177                       177,762
                                                               ----------                    ----------
         Total liabilities and stockholders' equity.........   $2,649,969                    $1,926,050
                                                               ==========                    ==========
Net interest income.........................................                 30,628                       23,752
                                                                            =======                       ======
Interest rate spread........................................                          4.32%                         4.47%
Net interest rate margin....................................                          5.22                          5.44
                                                                                      ====                          ====
------------------------
(1)  For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)  Interest income on loans includes loan fees.
(3)  FBA has no tax-exempt income.
(4)  Includes the effects of interest rate exchange agreements.


Provision for Loan Losses

         The provision for loan losses was $90,000 and $982,000 for the three months ended March 31, 2001 and 2000, respectively. We attribute the decrease in the provision for loan losses primarily to management's overall assessment of the adequacy of the allowance for loan losses especially in light of the allowances acquired with our acquisitions during 2000 in relation to the risk of the acquired loan portfolios. Loan charge-offs were $2.2 million for the three months ended March 31, 2001, in comparison to $1.8 million for the comparable period in 2000. The increase in loan charge-offs reflects the recent general slow down in economic conditions prevalent in our markets, which we anticipate will continue in the upcoming months. Loan recoveries were $826,000 for the three months ended March 31, 2001, in comparison to $2.3 million for the comparable period in 2000, reflecting lower charge-off experience in 2000, which reduced the amount of recovery opportunities. In addition, loan recoveries for the three months ended March 31, 2000 included a recovery of $1.3 million on a single credit relationship. Nonperforming assets and past-due loans have increased during the three months ended March 31, 2001, and we anticipate these trends will continue in the near future. However, we believe these trends represent normal cyclical trends experienced within the banking industry during times of economic slow down. Management considered these trends in its overall assessment of the adequacy of the allowance for loan losses and concluded that no additional provision for loan losses was necessary.

         Tables summarizing nonperforming assets, past-due loans and charge-off and recovery experience are presented under "--Loans and Allowance for Loan Losses."

Noninterest Income

         Noninterest income was $4.4 million and $2.9 million for the three months ended March 31, 2001 and 2000, respectively. Noninterest income consists primarily of service charges on deposit accounts and customer service fees and other income.

         Service charges on deposit accounts and customer service fees increased to $2.2 million from $1.7 million for the three months ended March 31, 2001 and 2000, respectively. We attribute the increase in service charges and customer service fees to:

     >>    increased deposit balances provided by internal growth;

     >>    our acquisitions completed during 2000;

     >> additional products and services available and utilized by our expanding base of retail and corporate customers;

     >> increased fee income resulting from revisions of customer service charge rates, effective June 1, 2000, and enhanced control of fee waivers; and

     >> increased income associated with automatic teller machine services and debit and credit cards.

         Noninterest income for the three months ended March 31, 2001 also included a net loss on the sale of available-for-sale investment securities of $174,000, in comparison to a net gain on the sale of available-for-sale investment securities of $379,000 for the comparable period in 2000. The net loss for 2001 resulted primarily from the liquidation of certain equity investment securities held by our parent company that resulted in a loss of $134,000, whereas the net gain in 2000 resulted primarily from sales of certain investment securities held by acquired institutions that did not meet our overall investment objectives.

         The net gain on derivative instruments is solely attributable to changes in the fair value of our interest rate cap agreements and interest rate floor agreements, and results from the implementation of SFAS No. 133, as amended, on January 1, 2001. See Note 3 to our accompanying consolidated financial statements.

         Other income was $2.1 million and $836,000 for the three months ended March 31, 2001 and 2000, respectively. We attribute the primary components of the increase to:

     >>   our acquisitions completed during 2000;

     >> increased earnings associated with our international banking products, which were initially offered in March 2000;

     >> increased brokerage revenue associated with the stock option services acquired in conjunction with our acquisition of Bank of San Francisco;

     >> increased earnings associated with our official check processing program, in which we earn a fee based upon the amount of official checks issued and outstanding; and,

     >> income of approximately $300,000 associated with equipment leasing activities that were acquired in conjunction with our acquisition of Bank of San Francisco in December 2000.

Noninterest Expense

         Noninterest expense was $22.0 million and $15.6 million for the three months ended March 31, 2001 and 2000, respectively. The increase reflects:

     >> the noninterest expense of our acquisitions completed during 2000 subsequent to the respective acquisition dates, including certain nonrecurring expenses associated with those acquisitions;

     >>   increased salaries and employee benefit expenses;

     >>   increased data processing fees;

     >>   increased legal, examination and professional fees; and

     >> increased amortization of intangibles associated with the purchase of subsidiaries.

         Salaries and employee benefits were $8.1 million and $6.2 million for the three months ended March 31, 2001 and 2000, respectively. We primarily associate the increase with our 2000 acquisitions. However, the increase also reflects the competitive environment in the employment market that has resulted in a higher demand for limited resources, thus escalating industry salary and employee benefit costs associated with employing and retaining qualified personnel. In addition, the increase includes various additions to our staff to enhance management expertise.

         Data processing fees were $2.5 million and $1.6 million for the three months ended March 31, 2001 and 2000, respectively. As more fully described in
Note 5 to our accompanying consolidated financial statements, First Services, L.P. provides data processing and various related services to FB&T and us. We attribute the increased data processing fees to growth and technological advancements consistent with our product and services offerings, continued upgrades to technological equipment, networks and communication channels, and certain nonrecurring expenses associated with the data processing conversions of Redwood Bank and Commercial Bank of San Francisco, completed in February 2001 and March 2001, respectively.

         Legal, examination and professional fees were $2.4 million and $1.6 million for the three months ended March 31, 2001 and 2000, respectively. The increase in these fees is primarily attributable to our expanded utilization of legal and professional services in conjunction with general corporate activities, commercial loan documentation, collection efforts and an increase in management fees paid to First Banks for various corporate services. See Note 5 to our accompanying consolidated financial statements for a further discussion of these transactions with related parties.

         Amortization of intangibles associated with the purchase of subsidiaries was $1.4 million and $655,000 for the three months ended March 31, 2001 and 2000, respectively. The increase for 2001 is primarily attributable to amortization of the cost in excess of the fair value of the net assets acquired of the five acquisitions that we completed during 2000.

         Other expense was $2.8 million and $1.4 million for the three months ended March 31, 2001 and 2000, respectively. Other expense encompasses numerous general and administrative expenses including but not limited to travel, meals and entertainment, insurance, freight and courier services, correspondent bank charges, miscellaneous losses and recoveries, memberships and subscriptions, transfer agent fees and sales taxes. We attribute the overall increase in these expenses to the continued growth and expansion of our banking franchise.

Provision for Income Tax Expense

         Provision for income tax expense was $5.2 million and $3.7 million for the three months ended March 31, 2001 and 2000, representing an effective income tax rate of 40.3% and 36.3%, respectively. The increase in the effective income tax rate for the three months ended March 31, 2001 is primarily attributable to:

     >> the increase in amortization of intangibles associated with the purchase of subsidiaries; and

     >> a reduction of the deferred tax asset valuation reserve of $404,000 related to the utilization of net operating losses associated with a previously acquired entity, which was recorded in March 2000.

                          Interest Rate Risk Management

         We utilize derivative financial instruments and hedging activities to assist in our management of interest rate sensitivity and to modify the repricing, maturity and option characteristics of certain assets and liabilities. We limit the use of such derivative financial instruments to reduce our interest rate exposure. The derivative instruments we hold, for purposes of managing interest rate risk, are summarized as follows:

                                                                      March 31, 2001            December 31, 2000
                                                                  ---------------------      ----------------------
                                                                   Notional     Credit       Notional       Credit
                                                                    amount     exposure       amount       exposure
                                                                    ------     --------       ------       --------
                                                                            (dollars expressed in thousands)

         Cash flow hedges.....................................  $  735,000         311        535,000         1,112
         Fair value hedges....................................      54,900          --             --            --
         Interest rate floor agreements.......................     175,000       3,240             --            --
         Interest rate cap agreement..........................     150,000         449        150,000         1,251
                                                                ==========       =====       ========        ======

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

         During 1998, we entered into $105.0 million notional amount interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements, which have been designated as cash flow hedges, initially provided for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the 90-day London Interbank Offering Rate. In March 2000, the terms of the swap agreements were modified such that we currently pay an adjustable rate of interest equivalent to the daily weighted average prime lending rate minus 2.705%. The terms of the swap agreements provide for us to pay quarterly and receive payment semiannually. The amount receivable by us under the swap agreements was $454,000 and $1.4 million at March 31, 2001 and December 31, 2000, respectively, and the amount payable by us under the swap agreements was $230,000 and $281,000 at March 31, 2001 and December 31, 2000, respectively.

         During September 1999, we entered into $130.0 million notional amount interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements, which had been designated as cash flow hedges, provided for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.70%. The terms of the swap agreements provided for us to pay and receive interest on a quarterly basis. In April 2001, we terminated these swap agreements, which would have expired in September 2001, in order to lengthen the period covered by the swaps. In conjunction with the termination of these swap agreements, we recorded a pre-tax gain of $731,000. The amount receivable by us under the swap agreements was $89,000 at December 31, 2000 and the amount payable by us under the swap agreements was $123,000 at December 31, 2000.

         During September 2000, we entered into $300.0 million notional amount of interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements, which have been designated as cash flow hedges, provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.70%. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. The amount receivable by us under the swap agreements was $621,000 at March 31, 2001 and December 31, 2000, and the amount payable by us under the swap agreements was $534,000 and $623,000 at March 31, 2001 and December 31, 2000, respectively. In conjunction with these interest rate swap agreements, we also entered into $150.0 million notional amount of an interest rate cap agreement to limit the net interest expense associated with the interest rate swap agreements in the event of a rising rate scenario. The interest rate cap agreement has a maturity date of September 20, 2004 and provides for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month London Interbank Offering Rate and the strike price of 7.50% should the three-month London Interbank Offering Rate exceed 7.50%. At March 31, 2001 and December 31, 2000, the carrying value of this interest rate cap agreement, which is included in derivative instruments in the accompanying consolidated balance sheet, was $449,000 and $1.3 million, respectively.

         During January 2001, we entered into $54.9 million notional amount of interest rate swap agreements to effectively shorten the repricing characteristics of certain interest-bearing liabilities with the objective of stabilizing net interest income over time. The swap agreements, which have been designated as fair value hedges, provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. The amount receivable by us under the swap agreements was $686,000 at March 31, 2001, and the amount payable by us under the swap agreements was $704,000 at March 31, 2001.

         During January 2001, we also entered into $100.0 million notional amount of an interest rate floor agreement to further stabilize net interest income in the event of a falling rate scenario. The interest rate floor agreement has a maturity date of January 9, 2004, and provides for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month London Interbank Offering Rate and the strike price of 5.50% should the three-month London Interbank Offering Rate fall below 5.50%. At March 31, 2001, the carrying value of this interest rate floor agreement, which is included in derivative instruments in the accompanying consolidated balance sheet, was $2.2 million.

         During March 2001, we entered into $200.0 million notional amount of interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements, which have been designated as cash flow hedges, provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.82%. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. The amount receivable by us under the swap agreements was $291,000 at March 31, 2001, and the amount payable by us under the swap agreements was $317,000 at March 31, 2001.

         During March 2001, we also entered into $75.0 million notional amount of an interest rate floor agreement to further stabilize net interest income in the event of a falling rate scenario. The interest rate floor agreement has a maturity date of March 21, 2004, and provides for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month London Interbank Offering Rate and the strike price of 5.00% should the three-month London Interbank Offering Rate fall below 5.00%. At March 31, 2001, the carrying value of this interest rate floor agreement, which is included in derivative instruments in the accompanying consolidated balance sheet, was $1.0 million.

         During the three months ended March 31, 2001, the net interest income realized on our derivative financial instruments was $561,000, in comparison to net interest expense of $189,000 realized on our derivative financial instruments for the comparable period in 2000.

         At March 31, 2001, we had pledged investment securities available for sale with a carrying value of $3.3 million in connection with our interest rate swap agreements. In addition, at March 31, 2001, we had accepted investment securities with a fair value of $16.2 million as collateral in connection with the interest rate swap agreements. We are permitted by contract to sell or repledge the collateral accepted from our counterparties, however, at March 31, 2001, we had not sold or repledged any of this collateral.

         The maturity dates, notional amounts, interest rates paid and received and fair value of interest rate swap agreements outstanding as of March 31, 2001 and December 31, 2000 were as follows:

                                                          Notional     Interest rate     Interest rate      Fair
                         Maturity date                     amount          paid            received         value
                         -------------                    --------      -----------     -------------    ----------
                                                                      (dollars expressed in thousands)

         March 31, 2001:
             September 27, 2001.......................  $ 130,000           5.30%             6.14%        $    865
             June 11, 2002............................     15,000           5.30              6.00              219
             September 16, 2002.......................     20,000           5.30              5.36              166
             September 18, 2002.......................     70,000           5.30              5.33              549
             January 9, 2004..........................     10,000           5.70              5.37               79
             September 20, 2004.......................    300,000           5.30              6.78           15,315
             March 21, 2005...........................    200,000           5.18              5.24               33
             January 9, 2006..........................     44,900           5.70              5.51              194
                                                        ---------                                          --------
                                                        $ 789,900           5.23              6.02         $ 17,420
                                                        =========           ====             =====         ========



                                                          Notional     Interest rate     Interest rate      Fair
                         Maturity date                     amount          paid            received         value
                         -------------                    --------      -----------     -------------    ----------
                                                                      (dollars expressed in thousands)

         December 31, 2000:
             September 27, 2001.......................  $ 130,000           6.80%             6.14%        $     49
             June 11, 2002............................     15,000           6.80              6.00                7
             September 16, 2002.......................     20,000           6.80              5.36             (184)
             September 18, 2002.......................     70,000           6.80              5.33             (690)
             September 20, 2004.......................    300,000           6.80              6.78            8,434
                                                        ---------                                          --------
                                                        $ 535,000           6.80              6.35         $  7,616
                                                        =========           ====             =====         ========

         Loans and Allowance for Loan Losses

         Interest earned on our loan portfolio represents our principal source of income. Interest and fees on loans were 89.2% and 89.8% of total interest income for the three months ended March 31, 2001 and 2000, respectively. Total loans, net of unearned discount, were $2.02 billion, or 75.8% of total assets, at March 31, 2001, compared to $2.06 billion, or 75.1% of total assets, at December 31, 2000. The decrease in loans, as summarized on our consolidated balance sheets, is primarily attributable to an anticipated amount of attrition associated with our acquisitions completed during the fourth quarter of 2000. With the exception of our real estate mortgage portfolio, which increased slightly by $2.5 million during the three months ended March 31, 2001, all other categories within our loan portfolio have declined during this period. While we anticipate some additional run-off of the loan portfolio associated with our recent acquisitions, we do not expect this trend to continue in the upcoming months. Commensurate with our prescribed credit exposure guidelines for extending credit to an individual borrower, loan participations sold to and purchased from First Bank were $121.8 million and $104.6 million at March 31, 2001, respectively, in comparison to $146.1 million and $108.2 million at December 31, 2000, respectively. See Note 2 to the accompanying consolidated financial statements for a further discussion of transactions with related parties.

         Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of the dates indicated:

                                                                                         March 31,     December 31,
                                                                                           2001            2000
                                                                                           ----            ----
                                                                                    (dollars expressed in thousands)

         Nonperforming loans........................................................  $    16,140         15,005
         Other real estate..........................................................          683            694
                                                                                      -----------      ---------
                  Total nonperforming assets........................................  $    16,823         15,699
                                                                                      ===========      =========

         Loans, net of unearned discount............................................  $ 2,021,737      2,058,677
                                                                                      ===========      =========

         Loans past due:
             Over 30 days to 90 days................................................  $    17,069         12,387
             Over 90 days and still accruing........................................        2,332            985
                                                                                      -----------      ---------
                  Total past-due loans..............................................  $    19,401         13,372
                                                                                      ===========      =========

         Allowance for loan losses to loans.........................................         1.81%          1.84%
         Nonperforming loans to loans...............................................         0.80           0.73
         Allowance for loan losses to nonperforming loans...........................       227.25         252.78
         Nonperforming assets to loans and other real estate........................         0.83           0.76
                                                                                      ===========      =========

         Nonperforming loans (also considered impaired loans), consisting of loans on nonaccrual status and certain restructured loans, were $16.1 million at March 31, 2001, in comparison to $15.0 million at December 31, 2000. We attribute the increase in nonperforming loans and past-due loans to be reflective of normal, cyclical trends experienced within the banking industry during times of economic slow down. Consistent with the recent general economic slow down experienced within our prevalent markets, we anticipate this trend will continue in the upcoming months and therefore, we expect our nonperforming loans and past-due loans to remain at a higher level in the near future. Despite the increase in nonperforming loans, these loans represent only 0.80% of our loan portfolio.

         The following table is a summary of loan loss experience for the periods indicated:

                                                                                Three months ended
                                                                                      March 31,
                                                                              2001                 2000
                                                                          (dollars expressed in thousands)

         Allowance for loan losses, beginning of period............       $  37,930                30,192
             Acquired allowances for loan losses...................              --                   799
                                                                          ---------             ---------
                                                                             37,930                30,991
                                                                          ---------             ---------
             Loans charged-off.....................................          (2,168)               (1,841)
             Recoveries of loans previously charged-off............             826                 2,292
                                                                          ---------             ---------
             Net loan (charge-offs) recoveries.....................          (1,342)                  451
                                                                          ---------             ---------
             Provision for loan losses.............................              90                   982
                                                                          ---------             ---------
         Allowance for loan losses, end of period..................       $  36,678                32,424
                                                                          =========             =========

         The allowance for loan losses is monitored on a monthly basis. Each month, the credit administration department provides our management with detailed lists of loans on the watch list and summaries of the entire loan portfolio of FB&T by risk rating. These are coupled with analyses of changes in the risk profile of the portfolio, changes in past due and nonperforming loans and changes in watch list and classified loans over time. In this manner, we continually monitor the overall increases or decreases in the level of risk in the portfolio. Factors are applied to the loan portfolio for each category of loan risk to determine acceptable levels of allowance for loan losses. We derive these factors primarily from the actual loss experience of FB&T and from published national surveys of norms in the industry. The calculated allowance required for the portfolio is then compared to the actual allowance balance to determine the provision necessary to maintain the allowance at an appropriate level. In addition, management exercises a certain degree of judgment in its analysis of the overall adequacy of the allowance for loan losses. In its analysis, management considers the change in the portfolio, including growth, composition and the ratio of net loans to total assets, and the economic conditions of the regions in which we operate. Based on this quantitative and qualitative analysis, provisions are made to our allowance for loan losses. Such provisions are reflected in our consolidated statements of income.


                                    Liquidity

         Our liquidity and the liquidity of FB&T is the ability to maintain a cash flow which is adequate to fund operations, service debt obligations and meet other commitments on a timely basis. FB&T receives funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more, borrowing federal funds, selling securities sold under agreements to repurchase and utilizing borrowings from the Federal Home Loan Bank and other borrowings, including our revolving note payable to First Banks. The aggregate funds acquired from these sources were $433.2 million and $457.2 million at March 31, 2001 and December 31, 2000, respectively.

         The following table presents the maturity structure of these other sources of funds, which consists of certificates of deposit of $100,000 or more, the revolving note payable and other short-term borrowings, at March 31, 2001:

                                          (dollars expressed in thousands)

       3 months or less..........................  $  151,824
       Over 3 through 6 months...................      84,052
       Over 6 through 12 months..................      69,621
       Over 12 months............................     127,726
                                                   ----------
         Total...................................  $  433,223
                                                   ==========

         We have periodically borrowed from First Banks under our revolving note payable. Borrowings under the revolving note payable have been utilized to facilitate the funding of our acquisitions, support repurchases of common stock from time to time and for other corporate purposes. Borrowings under the revolving note payable bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. The principal and accrued interest under the revolving note payable is due and payable on June 30, 2005. At March 31, 2001 and December 31, 2000, there were $62.8 million and $98.0 million in advances outstanding under the revolving note payable.

         In 1999, FB&T established a borrowing relationship with the Federal Reserve Bank of San Francisco. This borrowing relationship, which is secured by commercial loans, provides an additional liquidity facility that may be utilized for contingency purposes. At March 31, 2001 and December 31, 2000, the borrowing capacity under this agreement was approximately $496.9 million and $756.4 million, respectively. In addition, FB&T's borrowing capacity through its relationship with the Federal Home Loan Bank was approximately $19.9 million and $20.4 million at March 31, 2001 and December 31, 2000, respectively.

         Management believes the available liquidity and operating results of FB&T will be sufficient to provide funds for growth and to permit the distribution of dividends to us sufficient to meet our operating and debt service requirements, both on a short-term and long-term basis, and to pay the dividends on the trust preferred securities issued by our financing subsidiary, First America Capital Trust.

                       Effect of New Accounting Standards

         In September 2000, the FASB issued SFAS No. 140 -- Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities which are based on the consistent application of a financial-components approach. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2001. On December 31, 2000, we implemented the disclosure requirements of SFAS 140, which did not have a material effect on our consolidated financial statements. We have evaluated the additional requirements of SFAS 140 to determine their potential impact on our consolidated financial statements and do not believe they will have a material effect on our consolidated financial statements.

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At December 31, 2000, our risk management program's simulation model indicated a loss of projected net interest income in the event of a decline in interest rates. While a decline in interest rates of less than 100 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous, parallel decline in the interest yield curve of 100 basis points indicated a pre-tax projected loss of approximately 7.5% of net interest income, and an instantaneous, parallel shift in the yield curve of 200 basis points indicated a pre-tax projected loss of approximately 10.5% of net interest income, based on assets and liabilities at December 31, 2000. At March 31, 2001, we remain in an "asset-sensitive" position and thus, remain subject to a higher level of risk in a declining interest-rate environment, as experienced during the first quarter of 2001. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in rates would have over time. Our asset-sensitive position, coupled with reductions in the prime lending rate throughout the last three months, is reflected in the reduced net interest rate margin for the three months ended March 31, 2001 as further discussed under "--Results of Operations." During the three months ended March 31, 2001, our asset-sensitive position and overall susceptibility to market risks have not changed materially.

                           PART II - OTHER INFORMATION


                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

               Exhibit Number                        Description
               --------------                        -----------

                    None                          Not Applicable

(b) We filed a current report on Form 8-K on January 10, 2001. Item 2 of the Report describes our acquisitions of The San Francisco Company and Millennium Bank, which we completed on December 29, 2000 and December 31, 2000, respectively. In addition, Item 7 of the Report presents financial statements of the businesses acquired, pro forma financial information and exhibits, as applicable.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FIRST BANKS AMERICA, INC.




                                   By: /s/ James F. Dierberg
                                      -----------------------------------------
                                           James F. Dierberg
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer
May 14, 2001                               (Principal Executive Officer)




                                   By: /s/ Frank H. Sanfilippo
                                       ----------------------------------------
                                           Frank H. Sanfilippo
                                           Executive Vice President
                                           and Chief Financial Officer
May 14, 2001                               (Principal Financial
                                           and Accounting Officer)