Form 10-Q
period 2001-06-30
FIRST BANKS AMERICA INC
filed 2001-08-15
CIK 310979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 (Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                           Yes    X            No
                               -------            -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                         Shares outstanding
                 Class                                    at July 31, 2001
                 -----                                    ----------------

     Common Stock, $0.15 par value                           9,566,303
 Class B Common Stock, $0.15 par value                       2,500,000

                            First Banks America, Inc.

                                Table of Contents





                                                                                                             Page
                                                                                                             ----

    PART I.         FINANCIAL INFORMATION

        Item 1.     Financial Statements - (Unaudited):

                    Consolidated Balance Sheets.....................................................           1

                    Consolidated Statements of Income...............................................           3

                    Consolidated Statements of Changes in Stockholders' Equity
                        and Comprehensive Income....................................................           4

                    Consolidated Statements of Cash Flows...........................................           5

                    Notes to Consolidated Financial Statements......................................           6

        Item 2.     Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................................          12

        Item 3.     Quantitative and Qualitative Disclosures about Market Risk......................          24

    PART II.        OTHER INFORMATION

        Item 4.     Submission of matters to a vote of security holders.............................          25

        Item 6.     Exhibits and Reports on Form 8-K................................................          26

    SIGNATURES......................................................................................          27


                         PART I - FINANCIAL INFORMATION
                          Item 1 - Financial Statements

                            First Banks America, Inc.

                    Consolidated Balance Sheets - (Unaudited)
             (dollars expressed in thousands, except per share data)



                                                                                          June 30,     December 31,
                                                                                            2001           2000
                                                                                            ----           ----

                                                ASSETS
                                                ------

Cash and cash equivalents:
    Cash and due from banks...........................................................  $    76,947          96,934
    Interest-bearing deposits with other financial institutions
       with maturities of three months or less........................................        2,560           3,101
    Federal funds sold................................................................      104,700          53,175
                                                                                        -----------       ---------
         Total cash and cash equivalents..............................................      184,207         153,210
                                                                                        -----------       ---------

Investment securities:
    Available for sale, at fair value.................................................      201,249         330,557
    Held to maturity, at amortized cost (fair value of  $4,352 and
       $4,615 at June 30, 2001 and December 31, 2000, respectively)...................        4,300           4,662
                                                                                        -----------         -------
         Total investment securities..................................................      205,549         335,219
                                                                                        -----------       ---------
Loans:
    Commercial and financial..........................................................      720,530         686,426
    Real estate construction and development..........................................      418,153         444,218
    Real estate mortgage..............................................................      887,329         883,103
    Consumer and installment..........................................................       33,120          50,247
                                                                                        -----------       ---------
         Total loans..................................................................    2,059,132       2,063,994
    Unearned discount.................................................................       (5,837)         (5,317)
    Allowance for loan losses.........................................................      (34,586)        (37,930)
                                                                                        -----------       ---------
         Net loans....................................................................    2,018,709       2,020,747
                                                                                        -----------       ---------

Derivative instruments................................................................       12,437              --
Bank premises and equipment, net of depreciation and amortization.....................       40,616          45,526
Intangibles associated with the purchase of subsidiaries, net of amortization.........       74,113          74,609
Accrued interest receivable...........................................................       17,450          20,048
Deferred tax assets...................................................................       40,504          45,308
Other assets..........................................................................       40,639          46,712
                                                                                        -----------       ---------
         Total assets.................................................................  $ 2,634,224       2,741,379
                                                                                        ===========       =========


The accompanying notes are an integral part of the consolidated financial statements.

                            First Banks America, Inc.

              Consolidated Balance Sheets, Continued - (Unaudited)
             (dollars expressed in thousands, except per share data)



                                                                                          June 30,     December 31,
                                                                                            2001           2000
                                                                                            ----           ----

                                              LIABILITIES
                                              -----------

Deposits:
    Demand:
      Non-interest-bearing............................................................  $   417,876         475,785
      Interest-bearing................................................................      229,114         195,585
    Savings...........................................................................      747,984         766,587
    Time deposits:
      Time deposits of $100 or more...................................................      308,295         301,649
      Other time deposits.............................................................      520,703         566,750
                                                                                        -----------       ---------
         Total deposits...............................................................    2,223,972       2,306,356

Note payable..........................................................................       53,300          98,000
Short-term borrowings.................................................................       61,540          57,585
Accrued interest payable..............................................................       12,300           8,434
Deferred tax liabilities..............................................................        9,688           5,525
Accrued expenses and other liabilities................................................        9,455          24,290
                                                                                        -----------       ---------
         Total liabilities............................................................    2,370,255       2,500,190
                                                                                        -----------       ---------

Guaranteed preferred beneficial interest in First Banks
    America, Inc. subordinated debentures.............................................       44,311          44,280
                                                                                        -----------       ---------

                                         STOCKHOLDERS' EQUITY
                                         --------------------


Common stock:
    Common stock, $0.15 par value; 15,000,000 shares authorized;
      9,610,703 shares issued at June 30, 2001 and December 31, 2000..................        1,442           1,442
    Class B common stock, $0.15 par value; 4,000,000 shares
      authorized; 2,500,000 shares issued and outstanding at
      June 30, 2001 and December 31, 2000.............................................          375             375
Capital surplus.......................................................................      154,494         153,929
Retained earnings since elimination of accumulated deficit
    effective December 31, 1994.......................................................       55,960          40,894
Common treasury stock, at cost; 44,400 shares and 4,500 shares
    at June 30, 2001 and December 31, 2000, respectively..............................         (940)            (76)
Accumulated other comprehensive income................................................        8,327             345
                                                                                        -----------       ---------
         Total stockholders' equity...................................................      219,658         196,909
                                                                                        -----------       ---------
         Total liabilities and stockholders' equity...................................  $ 2,634,224       2,741,379
                                                                                        ===========       =========


                            First Banks America, Inc.

                 Consolidated Statements of Income - (Unaudited)
             (dollars expressed in thousands, except per share data)

                                                                                   Three months ended      Six months ended
                                                                                        June 30,               June 30,
                                                                                ---------------------    -------------------
                                                                                  2001          2000       2001       2000
                                                                                  ----          ----       ----       ----

Interest income:
    Interest and fees on loans..............................................    $47,437       37,868      96,317     72,795
    Investment securities...................................................      3,626        3,470       8,739      6,596
    Federal funds sold and other............................................      1,234        1,414       2,064      2,249
                                                                                -------       ------     -------     ------
         Total interest income..............................................     52,297       42,752     107,120     81,640
                                                                                -------       ------     -------     ------
Interest expense:
    Deposits:
      Interest-bearing demand...............................................        916          548       1,841      1,160
      Savings...............................................................      7,289        5,977      15,104     11,112
      Time deposits of $100 or more.........................................      4,328        1,484       8,786      2,894
      Other time deposits...................................................      7,676        8,546      16,113     16,123
    Note payable............................................................      1,030          153       2,867        214
    Short-term borrowings...................................................        485          386       1,208        727
                                                                                -------       ------     -------     ------
         Total interest expense.............................................     21,724       17,094      45,919     32,230
                                                                                -------       ------     -------     ------
         Net interest income................................................     30,573       25,658      61,201     49,410
Provision for loan losses...................................................        820          470         910      1,452
                                                                                -------       ------     -------     ------
         Net interest income after provision for loan losses................     29,753       25,188      60,291     47,958
                                                                                -------       ------     -------     ------
Noninterest income:
    Service charges on deposit accounts and customer service fees...........      2,097        1,834       4,257      3,533
    (Loss) gain on sales of securities, net.................................        (13)          --        (187)       379
    Gain on derivative instruments, net.....................................      2,587           --       2,887         --
    Other income............................................................      1,672          917       3,765      1,753
                                                                                -------       ------     -------     ------
         Total noninterest income...........................................      6,343        2,751      10,722      5,665
                                                                                -------       ------     -------     ------
Noninterest expense:
    Salaries and employee benefits..........................................      8,266        6,493      16,378     12,737
    Occupancy, net of rental income.........................................      2,458        2,007       4,987      3,906
    Furniture and equipment.................................................        940          997       1,852      1,862
    Postage, printing and supplies..........................................        382          393         801        759
    Data processing fees....................................................      2,330        1,739       4,805      3,357
    Legal, examination and professional fees................................      2,318        1,794       4,741      3,372
    Amortization of intangibles associated with the purchase of subsidiaries      1,387          686       2,761      1,341
    Guaranteed preferred debentures.........................................        975          978       1,950      1,971
    Other...................................................................      4,204        2,331       6,954      3,724
                                                                                -------       ------     -------     ------
         Total noninterest expense..........................................     23,260       17,418      45,229     33,029
                                                                                -------       ------     -------     ------
         Income before provision for income tax expense and cumulative
           effective of change in accounting principle......................     12,836       10,521      25,784     20,594
Provision for income tax expense............................................      5,037        4,249      10,259      7,904
                                                                                -------       ------     -------     ------
         Income before cumulative effective of change in
           accounting principle.............................................      7,799        6,272      15,525     12,690
Cumulative effect of change in accounting principle, net of tax.............         --           --         459         --
                                                                                -------       ------     -------     ------
         Net income.........................................................    $ 7,799        6,272      15,066     12,690
                                                                                =======       ======     =======     ======
Earnings per common share:
    Basic:
      Income before cumulative effective of change in accounting principle..    $  0.65         0.52        1.29       1.05
      Cumulative effect of change in accounting principle, net of tax.......         --           --       (0.04)        --
                                                                                -------       ------     -------     ------
      Basic.................................................................    $  0.65         0.52        1.25       1.05
                                                                                =======       ======     =======     ======

    Diluted:
      Income before cumulative effective of change in accounting principle..    $  0.65         0.52        1.29       1.04
      Cumulative effect of change in accounting principle, net of tax.......         --           --       (0.04)        --
                                                                                -------       ------     -------     ------
      Diluted...............................................................    $  0.65         0.52        1.25       1.04
                                                                                =======       ======     =======     ======

Weighted average common stock outstanding (in thousands)....................     12,067       12,126      12,082     12,143
                                                                                =======       ======     =======     ======

The accompanying notes are an integral part of the consolidated financial statements.


                                           First Banks America, Inc.

         Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income - (Unaudited)
                  Six months ended June 30, 2001 and 2000 and six months ended December 31, 2000
                              (dollars expressed in thousands, except per share data)



                                                                                                              Accu-
                                                                                                             mulated
                                                                                                              other
                                                                                                             compre-    Total
                                                   Class B               Compre-                Common       hensive   stock-
                                         Common    common    Capital     hensive   Retained    treasury      income   holders'
                                          stock     stock    surplus     income    earnings      stock       (loss)    equity
                                          -----     -----    -------     ------    --------      -----       ------    ------

Consolidated balances,
   December 31, 1999.................... $1,441     375    161,613                 25,097     (11,369)       (2,644)  174,513
Six months ended June 30, 2000:
   Comprehensive income:
    Net income..........................     --      --         --      12,690     12,690          --            --    12,690
    Other comprehensive income,
      net of tax - unrealized gains
      on securities, net of
      reclassification adjustment (1)...     --      --         --         101         --          --           101       101
                                                                        ------
    Comprehensive income................                                12,791
                                                                        ======
   Exercise of stock options............      1      --         24                     --          --            --        25
   Repurchases of common stock..........     --      --         --                     --      (1,264)           --    (1,264)
   Pre-merger transactions of FB&T......     --      --         --                 (7,000)         --            --    (7,000)
                                         ------     ---    -------                 ------     -------        ------   -------
Consolidated balances, June 30, 2000....  1,442     375    161,637                 30,787     (12,633)       (2,543)  179,065
Six months ended December 31, 2000:
   Comprehensive income:
    Net income..........................     --      --         --      15,107     15,107          --            --    15,107
    Other comprehensive income,
      net of tax - unrealized gains
      on securities, net of
      reclassification adjustment (1)...     --      --         --       2,888         --          --         2,888     2,888
                                                                        ------
    Comprehensive income................                                17,995
                                                                        ======
   Compensation paid in stock...........     --      --         36                     --          --            --        36
   Repurchases of common stock..........     --      --         --                     --        (190)           --      (190)
   Retirement and reissuance
      of treasury stock.................     --      --    (12,747)                    --      12,747            --        --
   Pre-merger transactions of FB&T......     --      --      5,003                 (5,000)         --            --         3
                                         ------     ---    -------                 ------     -------        ------   -------
Consolidated balances,
   December 31, 2000....................  1,442     375    153,929                 40,894         (76)          345   196,909
Six months ended June 30, 2001:
   Comprehensive income:
    Net income..........................     --      --         --      15,066     15,066          --            --    15,066
    Other comprehensive income,
      net of tax:
      Unrealized gains on securities,
        net of reclassification
        adjustment (1)..................     --      --         --       2,085          --         --         2,085     2,085
      Derivative instruments:
        Cumulative effect of change
          in accounting principle.......     --      --         --       4,950         --          --         4,950     4,950
        Current period transactions.....     --      --         --       2,745         --          --         2,745     2,745
        Reclassification to earnings....     --      --         --      (1,798)        --          --        (1,798)   (1,798)
                                                                        ------
    Comprehensive income................                                23,048
                                                                        ======
   Reduction of deferred tax asset
    valuation reserve...................     --      --        565                     --          --            --       565
   Repurchases of common stock..........     --      --         --                     --        (864)           --      (864)
                                         ------     ---    -------                 ------     -------        ------   -------
Consolidated balances, June 30, 2001.... $1,442     375    154,494                 55,960        (940)        8,327   219,658
                                         ======     ===    =======                 ======     =======        ======   =======


--------------------------------------
(1)  Disclosure of reclassification adjustment:
                                                                     Three months ended   Six months ended   Six months ended
                                                                          June 30,            June 30,         December 31,
                                                                     ------------------   ----------------    ---------------
                                                                        2001      2000      2001      2000         2000
                                                                        ----      ----      ----      ----         ----

    Unrealized gains (losses) arising during the period...............  $  53     (248)    1,964       347        2,757
    Less reclassification adjustment for (losses) gains
         included in net income.......................................     (8)      --      (121)      246         (131)
                                                                        -----     ----     -----       ---        -----
    Unrealized gains (losses) on investment securities................  $  61     (248)    2,085       101        2,888
                                                                        =====     ====     =====       ===        =====

The accompanying notes are an integral part of the consolidated financial statements.

                            First Banks America, Inc.

               Consolidated Statements of Cash Flows - (Unaudited)
                        (dollars expressed in thousands)


                                                                                                Six months ended
                                                                                                    June 30,
                                                                                                -------------------
                                                                                                2001           2000

Cash flows from operating activities:
    Net income............................................................................   $   15,066       12,690
    Adjustments to reconcile net income to cash provided by operating activities:
        Cumulative effect of change in accounting principle, net of tax...................          459           --
        Depreciation, amortization and accretion, net.....................................        3,758        2,583
        Provision for loan losses.........................................................          910        1,452
        Provision for income tax expense..................................................       10,259        7,904
        Payments of income taxes..........................................................       (3,571)      (6,578)
        Loss (gain) on sales of securities, net...........................................          187         (379)
        Gain on derivative instruments, net...............................................       (2,887)          --
        Decrease (increase) in accrued interest receivable................................        2,598       (1,972)
        Interest accrued on liabilities...................................................       45,919       32,230
        Payments of interest on liabilities...............................................      (42,053)     (31,732)
        Other operating activities, net...................................................      (12,859)      (3,709)
                                                                                             ----------     --------
              Net cash provided by operating activities...................................       17,786       12,489
                                                                                             ----------     --------

Cash flows from investing activities:
    Cash paid for acquired entities, net of cash and cash equivalents received............           --       (2,709)
    Proceeds from sales of investment securities available for sale.......................       55,903        8,148
    Maturities of investment securities available for sale................................      126,318       64,099
    Maturities of investment securities held to maturity..................................          370           15
    Purchases of investment securities available for sale.................................      (48,589)     (54,862)
    Proceeds from termination of swap agreements..........................................        2,659           --
    Net increase in loans.................................................................         (415)    (104,242)
    Recoveries of loans previously charged-off............................................        1,543        3,131
    Purchases of bank premises and equipment..............................................         (731)       (2,163)
    Proceeds from sales of other real estate..............................................           11          619
    Other investing activities, net.......................................................         (614)        (622)
                                                                                             ----------     --------
              Net cash provided by (used in) investing activities.........................      136,455      (88,586)
                                                                                             ----------     --------

Cash flows from financing activities:
    Other (decreases) increases in deposits:
      Demand and savings deposits.........................................................      (42,983)      99,619
      Time deposits.......................................................................      (38,652)      32,287
    Decrease in federal funds purchased...................................................           --      (25,500)
    Increase in securities sold under agreements to repurchase............................        3,955       19,726
    Advances drawn on note payable........................................................           --        9,200
    Repayments of note payable............................................................      (44,700)      (5,000)
    Repurchases of common stock for treasury..............................................         (864)      (1,264)
    Pre-merger transactions of FB&T.......................................................           --       (7,000)
                                                                                             ----------     --------
              Net cash (used in) provided by financing activities.........................     (123,244)     122,068
                                                                                             ----------     --------
              Net increase in cash and cash equivalents...................................       30,997       45,971
Cash and cash equivalents, beginning of period............................................      153,210       97,296
                                                                                             ----------     --------
Cash and cash equivalents, end of period..................................................   $  184,207      143,267
                                                                                             ----------     --------

Noncash investing and financing activities:
    Loans transferred to other real estate................................................   $       --          295
    Reduction of deferred tax asset valuation reserve.....................................          565           --
                                                                                             ==========     ========

The accompanying notes are an integral part of the consolidated financial statements.


                            First Banks America, Inc.

                   Notes to Consolidated Financial Statements


(1)      Basis of Presentation

         The consolidated financial statements of First Banks America, Inc. and subsidiaries (FBA or the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2000 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and conform to predominant practices within the banking industry. Management of FBA has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

         The consolidated financial statements include the accounts of the parent company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 2000 amounts have been made to conform to the 2001 presentation.

         FBA is majority owned by First Banks, Inc., St. Louis, Missouri (First Banks). Accordingly, First Banks has effective control over the management and policies of FBA and the election of its directors. First Banks' ownership interest in FBA was 93.16% and 92.86% at June 30, 2001 and December 31, 2000, respectively.

         FBA operates through its wholly owned subsidiary bank holding company, The San Francisco Company (SFC), which is headquartered in San Francisco, California, and SFC's wholly owned subsidiary bank, First Bank & Trust (FB&T), which is also headquartered in San Francisco, California.

(2)      Acquisition  of  First  Bank & Trust /  Restatement  of  Financial
         Information

         Effective October 31, 2000, FBA completed its acquisition of First Bank & Trust in a transaction accounted for as a combination of entities under common control. FBA acquired First Bank & Trust from First Banks. Prior to the acquisition, First Banks owned 84.42% of the outstanding common stock of FBA and all of the outstanding common stock of First Bank & Trust.

         The consolidated financial statements at June 30, 2000, and for the three and six months then ended, give retroactive effect to this transaction and, as a result, the consolidated balance sheets, statements of income and statements of cash flows are presented as if the combining entities had been consolidated for all periods subsequent to First Banks' acquisition of First Bank & Trust on March 15, 1995. The consolidated statements of changes in stockholders' equity and comprehensive income reflect the accounts of FBA as if the common stock, excluding the treasury shares, issued to First Banks in exchange for its interest in First Bank & Trust had been outstanding for all periods subsequent to March 15, 1995.

(3)      Acquisitions

         On May 23, 2001, FBA and Charter Pacific Bank (Charter Pacific) executed a definitive agreement providing for the acquisition of Charter Pacific by FBA. Under the terms of the agreement, the shareholders of Charter Pacific will receive $3.80 per share in cash, or a total of approximately $21.4 million, subject to a $0.20 per share escrow relating to certain potential litigation costs. Charter Pacific is headquartered in Agoura Hills, California, and has one other branch office in Beverly Hills, California. At June 30, 2001, Charter Pacific had $107.6 million in total assets, $71.4 million in loans, net of unearned discount, $10.7 million in investment securities and $94.0 million in deposits. FBA expects this transaction, which is subject to regulatory approvals and the approval of Charter Pacific's shareholders, will be completed during the third quarter of 2001.

         On June 22, 2001, FBA and BYL Bancorp (BYL) executed a definitive agreement providing for the acquisition of BYL and its wholly owned banking subidiary, BYL Bank Group, by FBA. Under the terms of the agreement, the shareholders of BYL will receive $18.50 per share in cash, or a total of approximately $52.0 million. BYL Bank is headquartered in Orange, California, and has six other branches located in Orange and Riverside counties. At June 30, 2001, BYL had $278.2 million in total assets, $151.2 million in loans, net of unearned discount, $12.3 million in investment securities and $246.1 million in deposits. FBA expects this transaction, which is subject to regulatory approvals and the approval of BYL's shareholders, will be completed during the fourth quarter of 2001.

(4)      Derivative Instruments and Hedging Activities

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

         FBA utilizes derivative instruments and hedging activities to assist in the management of interest rate sensitivity and to modify the repricing, maturity and option characteristics of certain assets and liabilities. FBA uses such derivative instruments solely to reduce its interest rate risk exposure. The following is a summary of FBA's accounting policies for derivative instruments and hedging activities under SFAS 133, as amended.

         Interest Rate Swap Agreements - Cash Flow Hedges. Interest rate swap agreements designated as cash flow hedges are accounted for at fair value. The effective portion of the change in the cash flow hedge's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into noninterest income when the underlying transaction affects earnings. The ineffective portion of the change in the cash flow hedge's gain or loss is recorded in noninterest income on each monthly measurement date. The swap agreements are accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest income or interest expense of the related asset or liability being hedged.

         Interest Rate Swap Agreements - Fair Value Hedges. Interest rate swap agreements designated as fair value hedges are accounted for at fair value.
Changes in the fair value of the swap agreements are recognized currently in noninterest income. The change in the fair value of the underlying hedged item attributable to the hedged risk adjusts the carrying amount of the underlying hedged item and is also recognized currently in noninterest income. All changes in fair value are measured on a monthly basis. The swap agreements are accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest income or interest expense of the related asset or liability.

         Interest Rate Cap and Floor Agreements. Interest rate cap and floor agreements are accounted for at fair value. Changes in the fair value of interest rate cap and floor agreements are recognized in earnings on each monthly measurement date.

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

(5)      Earnings Per Common Share

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for the periods indicated:

                                                                                Income         Shares      Per share
                                                                              (numerator)   (denominator)   amount
                                                                              -----------   -------------   ------
                                                                              (in thousands, except per share data)

         Three months ended June 30, 2001:
              Basic EPS-- income before cumulative effect..................     $ 7,799       12,067        $  0.65
              Cumulative effect of change in accounting principle,
                 net of tax................................................          --           --             --
                                                                                -------       ------        -------
              Basic EPS - income available to common stockholders..........       7,799       12,067           0.65
                                                                                     --           --             --
                                                                                -------       ------        -------
              Diluted EPS-- income available to common stockholders........     $ 7,799       12,067        $  0.65
                                                                                =======       ======        =======

         Three months ended June 30, 2000:
              Basic EPS-- income available to common stockholders..........     $ 6,272       12,126        $  0.52
              Effect of dilutive securities-- stock options................          --           --             --
                                                                                -------       ------        -------
              Diluted EPS-- income available to common stockholders........     $ 6,272       12,126        $  0.52
                                                                                =======       ======        =======

         Six months ended June 30, 2001:
              Basic EPS-- income before cumulative effect..................     $15,525       12,082        $  1.29
              Cumulative effect of change in accounting principle,
                 net of tax................................................        (459)          --          (0.04)
                                                                                -------       ------        -------
              Basic EPS - income available to common stockholders..........      15,066       12,082           1.25
                                                                                -------       ------        -------
                                                                                     --           --             --
              Diluted EPS-- income available to common stockholders........     $15,066       12,082        $  1.25
                                                                                =======       ======        =======

         Six months ended June 30, 2000:
              Basic EPS-- income available to common stockholders..........     $12,690       12,143        $  1.05
              Effect of dilutive securities-- stock options................          --            3          (0.01)
                                                                                -------       ------        -------
              Diluted EPS-- income available to common stockholders........     $12,690       12,146        $  1.04
                                                                                =======       ======        =======


(6)      Transactions with Related Parties

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

         First Banks provides management services to FBA and FB&T. Management services are provided under management fee agreements whereby FBA compensates First Banks for its use of personnel for various functions including internal audit, loan review, income tax preparation and assistance, accounting, asset/liability management and investment services, loan servicing and other management and administrative services. Fees paid under these agreements were $1.9 million and $3.6 million for the three and six months ended June 30, 2001, and $1.3 million and $2.6 million for the comparable periods in 2000, respectively.

         First Services L.P., a limited partnership indirectly owned by First Banks' Chairman and his adult children, provides data processing services and various related services to FBA and FB&T under the terms of data processing agreements. Fees paid under these agreements were $2.8 million and $4.8 million for the three and six months ended June 30, 2001, and $1.6 million and $3.1 million for the comparable periods in 2000, respectively.

         FB&T had $95.4 million and $108.2 million in whole loans and loan participations outstanding at June 30, 2001 and December 31, 2000, respectively, that were purchased from First Bank, a wholly owned subsidiary of First Banks. In addition, FB&T had sold $178.0 million and $146.1 million in whole loan and loan participations to First Bank at June 30, 2001 and December 31, 2000, respectively.

         FBA has a $100.0 million revolving note payable from First Banks on which the outstanding principal and accrued interest under the note payable are due and payable on June 30, 2005. The borrowings under the note payable bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. The amounts outstanding under the note payable at June 30, 2001 and December 31, 2000, were $53.3 million and $98.0 million, respectively. The interest expense under the note payable was $1.0 million and $2.9 million for the three and six months ended June 30, 2001, and $153,000 and $214,000 for the comparable periods in 2000, respectively.

(7)      Regulatory Capital

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

         Quantitative measures established by regulation to ensure capital adequacy require FBA and its subsidiary banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of June 30, 2001, FB&T was well capitalized under the applicable regulations. At June 30, 2001 and December 31, 2000, FBA's total capital ratio fell below the well-capitalized level, however, FBA remained adequately capitalized. FBA's reduction in the total capital ratio is primarily attributable to the acquisitions of Millennium Bank and SFC in December 2000, which added total assets of approximately $300.8 million. The sizable increase in FBA's total capital ratio during the six months ended June 30, 2001 is primarily attributable to increased earnings.

         As of June 30, 2001, the most recent notification from FBA's primary regulator categorized FBA and FB&T as adequately capitalized and well capitalized, respectively, under the regulatory framework for prompt corrective action. To be categorized as well capitalized, FBA and FB&T must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.

         At June 30, 2001 and December 31, 2000, FBA's, FB&T's and Bank of San Francisco's (BSF) required and actual capital ratios were as follows:


                                                                                                     To be well
                                                            Actual               For capital      capitalized under
                                                   ------------------------
                                                   June 30,    December 31,       adequacy        prompt corrective
                                                     2001          2000           purposes        action provisions
                                                     ----          ----           --------        -----------------


         Total capital (to risk-weighted assets):
             FBA................................      8.62%         8.01%            8.0%               10.0%
             FB&T...............................     10.70         10.58             8.0                10.0
             BSF (1)............................        --         22.38             8.0                10.0

         Tier 1 capital (to risk-weighted assets):
             FBA................................      7.36          6.76             4.0                 6.0
             FB&T...............................      9.45          9.32             4.0                 6.0
             BSF (1)............................        --         21.42             4.0                 6.0

         Tier 1 capital (to average assets):
             FBA................................      7.01          7.34             3.0                 5.0
             FB&T...............................      8.73          9.27             3.0                 5.0
             BSF (1)............................        --         22.00             3.0                 5.0


         --------------------------
         (1) BSF was acquired by FBA on December 31, 2000. FB&T merged with BSF on March 29, 2001, and BSF was renamed First Bank & Trust.

(8)      Business Segment Results

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

         Other financial services include mortgage banking, debit cards, brokerage services, credit-related insurance, automated teller machines, telephone banking, safe deposit boxes and trust and private banking services. The revenues generated by FB&T consist primarily of interest income, generated from the loan and investment security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas include
Houston, Dallas, Irving and McKinney, Texas and southern and northern California. The products and services are offered to customers primarily within their respective geographic areas, with the exception of loan participations executed between FB&T and First Bank. See Note 6 to the consolidated financial statements.

         The business segment results are consistent with FBA's internal reporting system and, in all material respects, with accounting principles generally accepted in the United States of America and practices predominate in the banking industry.


         The business segment results are summarized as follows:

                                                        FB&T (1)          Corporate and other (2)      Consolidated totals
                                                ----------------------    -----------------------     ---------------------
                                                June 30,  December 31,    June 30,  December 31,      June 30, December 31,
                                                  2001        2000          2001        2000           2001        2000
                                                  ----        ----          ----        ----           ----        ----
                                                                     (dollars expressed in thousands)
Balance sheet information:

Investment securities.......................   $  203,610     330,478        1,939       4,741        205,549     335,219
Loans, net of unearned discount.............    2,053,295   2,058,628           --          49      2,053,295   2,058,677
Total assets................................    2,628,378   2,733,545        5,846       7,834      2,634,224   2,741,379
Deposits....................................    2,224,079   2,306,469         (107)       (113)     2,223,972   2,306,356
Stockholders' equity........................      316,647     333,186      (96,989)   (136,277)       219,658     196,909
                                               ==========   =========      =======    ========      =========   =========


                                                        FB&T (1)          Corporate and other (2)      Consolidated totals
                                                 --------------------     -----------------------      ------------------
                                                   Three months ended       Three months ended         Three months ended
                                                        June 30,                 June 30,                   June 30,
                                                 --------------------      --------------------        ------------------
                                                 2001           2000       2001            2000        2001          2000
                                                 ----           ----       ----            ----        ----          ----
                                                                     (dollars expressed in thousands)
Income statement information:

Interest income.............................    $ 52,339       42,661          (42)         91         52,297      42,752
Interest expense............................      20,712       16,943        1,012         151         21,724      17,094
                                                --------       ------       ------      ------        -------      ------
      Net interest income...................      31,627       25,718       (1,054)        (60)        30,573      25,658
Provision for loan losses...................         820          470           --          --            820         470
                                                --------       ------       ------      ------        -------      ------
      Net interest income after
        provision for loan losses...........      30,807       25,248       (1,054)        (60)        29,753      25,188
                                                --------       ------       ------      ------        -------      ------
Noninterest income..........................       6,343        2,797           --         (46)         6,343       2,751
Noninterest expense.........................      22,171       16,436        1,089         982         23,260      17,418
                                                --------       ------       ------      ------        -------      ------
      Income (loss) before provision
        (benefit)for income tax expense.....      14,979       11,609       (2,143)     (1,088)        12,836      10,521
Provision (benefit) for income tax expense..       5,772        4,631         (735)       (382)         5,037       4,249
                                                --------       ------       ------      ------        -------      ------
      Net income (loss).....................    $  9,207        6,978       (1,408)       (706)         7,799       6,272
                                                ========       ======       ======      ======        =======      ======


                                                        FB&T (1)          Corporate and other (2)      Consolidated totals
                                                 --------------------     -----------------------      -------------------
                                                    Six months ended         Six months ended           Six months ended
                                                        June 30,                 June 30,                   June 30,
                                                 -------------------      -----------------------      -------------------
                                                 2001          2000        2001            2000        2001         2000
                                                 ----          ----        ----            ----        ----         ----
                                                                    (dollars expressed in thousands)
Income statement information:

Interest income.............................    $107,078       81,468           42         172        107,120      81,640
Interest expense............................      43,052       32,041        2,867         189         45,919      32,230
                                                --------       ------       ------      ------        -------      ------
      Net interest income...................      64,026       49,427       (2,825)        (17)        61,201      49,410
Provision for loan losses...................         910        1,452           --          --            910       1,452
                                                --------       ------       ------      ------        -------      ------
      Net interest income after
        provision for loan losses...........      63,116       47,975       (2,825)        (17)        60,291      47,958
                                                --------       ------       ------      ------        -------      ------
Noninterest income..........................      10,853        5,843         (131)       (178)        10,722       5,665
Noninterest expense.........................      42,963       31,118        2,266       1,911         45,229      33,029
                                                --------       ------       ------      ------        -------      ------
      Income (loss) before provision
        (benefit) for income tax expense
         and cumulative effect of change
        in accounting principle.............      31,006       22,700       (5,222)     (2,106)        25,784      20,594
Provision (benefit) for income tax expense..      12,056        9,027       (1,797)     (1,123)        10,259       7,904
                                                --------       ------       ------      ------        -------      ------
      Income (loss) before cumulative effect
        of change in accounting principle...      18,950       13,673       (3,425)       (983)        15,525      12,690
Cumulative effect of change in
   accounting principle, net of tax.........         459           --           --          --            459          --
                                                --------       ------       ------      ------        -------      ------
      Net income (loss).....................    $ 18,491       13,673       (3,425)       (983)        15,066      12,690
                                                ========       ======       ======      ======        =======      ======

-----------------
(1)  Includes BSF,  which was acquired by FBA on December 31, 2000.  FB&T  merged  with  BSF  on March 29, 2001, and BSF was renamed
     First Bank & Trust.
(2)  Corporate and other includes $634,000 and $1.3 million of guaranteed  preferred debentures expense, after applicable income tax benefit of $341,000 and $650,000 for the three and six months ended June 30, 2001, and  $636,000 and $1.3 million of guaranteed preferred debentures expense, after applicable income tax benefit of $342,000 and $670,000, for the comparable periods in 2000, respectively.

      Item 2 - Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

         The discussion set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to our financial condition, results of operations and business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to fluctuations in interest rates and in the economy; the impact of laws and regulations applicable to us and changes therein; the impact of accounting pronouncements applicable to us and changes therein; competitive conditions in the markets in which we conduct our operations, including competition from banking and non-banking companies with substantially greater resources than us, some of which may offer and develop products and services not offered by us; our ability to control the composition of our loan portfolio without adversely affecting interest income; and our ability to respond to changes in technology. With regard to our efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include the potential for higher than anticipated operating costs arising from the geographic dispersion of our offices, as compared with competitors operating solely in contiguous markets; the competition of larger acquirers with greater resources than us; fluctuations in the prices at which acquisition targets may be available for sale and in the market for our securities; and the potential for difficulty or unanticipated costs in realizing the benefits of particular acquisition transactions. Readers of our Form 10-Q should therefore not place undue reliance on forward-looking statements.


                                     General

         We are a registered bank holding company incorporated in Delaware and headquartered in St. Louis County, Missouri. Through the operation of our subsidiaries, we offer a broad array of financial services to consumer and commercial customers. We currently operate one banking subsidiary that has 49 branch offices in California and Texas. At June 30, 2001, we had total assets of $2.63 billion, loans, net of unearned discount, of $2.05 billion, total deposits of $2.22 billion and total stockholders' equity of $219.7 million.

         We operate through our subsidiary bank holding company, The San Francisco Company, or SFC, which is headquartered in San Francisco, California, and our subsidiary bank, First Bank & Trust, or FB&T, which is also headquartered in San Francisco, California. Our subsidiaries are wholly owned by their respective parent companies.

         We offer a broad range of commercial and personal banking services, including demand, savings, money market and time deposit accounts. In addition, we market combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. We also offer both consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, commercial leasing and trade financing. Other financial services include mortgage banking, debit cards, brokerage services, credit-related insurance, automated teller machines, telephone banking, safe deposit boxes, escrow and bankruptcy deposit services, stock option services and trust and private banking services.

         Primary responsibility for managing FB&T rests with the officers and directors. However, we centralize overall corporate policies, procedures and administrative functions and provide operational support functions for our subsidiaries. This practice allows us to achieve various operating efficiencies while allowing our subsidiary banking units to focus on customer service.

                               Financial Condition

         Our total assets were $2.63 billion and $2.74 billion at June 30, 2001 and December 31, 2000, respectively. The decrease in total assets is primarily attributable to an anticipated level of attrition associated with our acquisitions of Commercial Bank of San Francisco, Millennium Bank and Bank of San Francisco, which were completed during the fourth quarter of 2000. Loans, net of unearned discount, decreased by $5.4 million, which is further discussed under "--Loans and Allowance for Loan Losses." Investment securities decreased by $129.7 million to $205.5 million at June 30, 2001 from $335.2 million at December 31, 2000. We attribute the decrease in investment securities primarily to the decline in deposits, the liquidation of certain investment securities acquired through acquisitions that did not meet our investment objectives and a higher than normal level of investment security calls experienced during the six months ended June 30, 2001. A portion of the funds generated from the reduction of investment securities were reinvested in investment securities, and the remaining funds were temporarily invested in cash and cash equivalents, resulting in an increase of $51.5 million in federal funds sold to $104.7 million at June 30, 2001. Offsetting these reductions in assets was an increase in derivative instruments of $12.4 million, resulting solely from the implementation of Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 - Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, and SFAS No. 138 - Accounting for Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133. Total deposits decreased by $82.4 million to $2.22 billion at June 30, 2001 from $2.31 billion at December 31, 2000, which reflects an anticipated level of attrition associated with our acquisitions in the fourth quarter of 2000 and continued aggressive competition within our market areas. In addition, our note payable decreased by $44.7 million to $53.3 million at June 30, 2001 from $98.0 million at December 31, 2000. The reduction of our note payable was funded with dividends from FB&T and a capital reduction of $23.0 million that was recorded in conjunction with the merger of our former subsidiary, First Bank & Trust, with Bank of San Francisco, effective March 29, 2001. In conjunction with this merger, Bank of San Francisco was renamed First Bank & Trust. Furthermore, accrued expenses and other liabilities decreased by $14.8 million to $9.5 million at June 30, 2001 from $24.3 million at December 31, 2000. We attribute this decrease primarily to our quarterly tax payments and the timing of certain other routine payments.

         During the three and six months ended June 30, 2001, we purchased $49,000 and $864,000 of our common stock at an average cost of $21.72 per share and $21.62 per share, respectively. We utilized available cash and the proceeds from sales of available-for-sale investment securities to fund our repurchases of common stock. Our Board of Directors, through various resolutions passed from 1995 to 2000, has authorized the purchase of up to a cumulative total of 1,094,797 shares of common stock. As of June 30, 2001, we had purchased a total of 847,857 shares of common stock held for treasury. On October 31, 2000, we issued 803,429 treasury shares to First Banks in conjunction with our acquisition of First Bank & Trust. At June 30, 2001, we could purchase approximately 247,000 additional shares under the existing authorization.


                              Results of Operations

Net Income

         Net income was $7.8 million, or $0.65 per share on a diluted basis, for the three months ended June 30, 2001, in comparison to $6.3 million, or $0.52 per share on a diluted basis, for the comparable period in 2000. For the six months ended June 30, 2001 and 2000, net income was $15.1 million, or $1.25 per share on a diluted basis, and $12.7 million, or $1.04 per share on a diluted basis, respectively. The implementation of SFAS No. 133, as amended, on January 1, 2001, resulted in the recognition of a cumulative effect of change in accounting principle of $459,000, net of tax, which reduced net income. Excluding this item, net income was $15.5 million, or $1.29 per share on a diluted basis, for the six months ended June 30, 2001. The earnings progress for the first six months of 2001 was primarily driven by increased net interest income and noninterest income offset by higher operating expenses, an increased provision for loan losses in the second quarter as further discussed under "--Provision for Loan Losses," and the impact of a change in accounting principle. The increased net interest income was generated through internal loan growth and our acquisitions of Lippo Bank, Bank of Ventura, Commercial Bank of San Francisco, Millennium Bank and Bank of San Francisco, completed during 2000. However, the improvement in net interest income for the three and six months ended June 30, 2001, was partially offset by six reductions in the prime lending rate that occurred during the first and second quarters of 2001.

         The improvement in net interest income and noninterest income for the three and six months ended June 30, 2001, was partially offset by increased operating expenses. The increased operating expenses are primarily attributable to the operating expenses of the aforementioned acquisitions; increased salaries and employee benefit expenses; increased data processing fees; increased legal, examination and professional fees; increased amortization of intangibles associated with the purchase of the aforementioned banks; and a charge to other expense associated with the establishment of a specific reserve on an unfunded letter of credit.

Net Interest Income

         Net interest income was $30.6 million, or 5.18% of average interest-earning assets, for the three months ended June 30, 2001, in comparison to $25.7 million, or 5.52% of average interest-earning assets, for the comparable period in 2000. For the six months ended June 30, 2001 and 2000, net interest income was $61.2 million, or 5.20% of average interest-earning assets, in comparison to $49.4 million, or 5.48% of average interest-earning assets, respectively. We credit the improved net interest income for the three and six months ended June 30, 2001, primarily to the net interest-earning assets provided by our acquisitions completed during 2000 and earnings on interest rate swap agreements that we entered into in conjunction with our risk management program.

         Average loans, net of unearned discount, increased by $500.0 million to $2.07 billion for the three months ended June 30, 2001 from $1.57 billion for the comparable period in 2000. For the six months ended June 30, 2001 and 2000, average loans, net of unearned discount, were $2.06 million and $1.53 million, respectively. The yield on our loan portfolio decreased to 9.21% and 9.44% for the three and six months ended June 30, 2001, respectively, in comparison to 9.73% and 9.56% for the comparable periods in 2000. This was a major contributor to the decline in our net interest rate margin for the three and six months ended June 30, 2001 of 34 basis points and 28 basis points, respectively, from the comparable periods in 2000. We attribute the decline in yields and our net interest rate margin primarily to the continued decreases in the prime lending rate. During the period from December 31, 2000 through June 30, 2001, the Board of Governors of the Federal Reserve System decreased the targeted Federal funds rate six times, resulting in six decreases in the prime rate of interest from 9.50% to 6.75%. This is reflected not only in the rate of interest earned on loans that are indexed to the prime rate, but also in other assets and liabilities which either have variable or adjustable rates, or which matured or repriced during this period. As further discussed under "--Interest Rate Risk Management," the reduced level of interest income earned on our loan portfolio as a result of declining interest rates was partially mitigated by the earnings associated with our interest rate swap agreements. For the three and six months ended June 30, 2001, these agreements provided income of $2.4 million and $3.0 million, respectively, in comparison to expense of $436,000 and $625,000 incurred for the comparable periods in 2000.

         For the three and six months ended June 30, 2001, the aggregate weighted average rate paid on our deposit portfolio was 4.48% and 4.67%, respectively, compared to 4.62% and 4.52% for the comparable periods in 2000. The overall increase for the six months ended June 30, 2001, reflects increased rates paid by us to attract and retain deposits as a result of generally increasing interest rates during the first six months of 2000 and the high level of competition within our market areas. We attribute the decline for the three months ended June 30, 2001, primarily to rates paid on savings deposits, which have continued to decline in conjunction with the prime rate reductions as previously discussed. In addition, the aggregate weighted average rate paid on our note payable and short-term borrowings decreased to 5.52% from 6.00% for the three months ended June 30, 2001 and 2000, respectively, and increased to 6.43% for the six months ended June 30, 2001 from 5.71% for the comparable period in 2000. Amounts outstanding under our $100.0 million revolving note payable to First Banks bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. Thus, our revolving note payable represents a relatively high-cost funding source, although it has been mitigated by the continued reductions in the prime lending rate, as increased advances under the revolving note payable have the effect of increasing the weighted average rate of non-deposit liabilities. During 2000, we utilized the note payable to fund our acquisitions of Commercial Bank of San Francisco, Millennium Bank and Bank of San Francisco, thus resulting in a significantly higher level of borrowings occurring during the fourth quarter of 2000.

         The following table sets forth certain information relating to our average balance sheets, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the periods indicated.

                                              Three months ended June 30,                         Six months ended June 30,
                                    ----------------------------------------------    ----------------------------------------------
                                             2001                    2000                  2001                  2000
                                    ----------------------  ----------------------    -------------------  -------------------------
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

             Assets
             ------

Interest-earning assets:
   Loans (1)(2)(3)(4)........... $2,065,353  47,437  9.21% $1,565,972 37,868 9.73% $2,058,289  96,317  9.44% $1,531,853 72,795 9.56%
   Investment securities (3)....    203,921   3,626  7.13     210,770  3,469 6.62     237,239   8,739  7.43     205,004  6,595 6.47
   Federal funds sold and other.     98,591   1,234  5.02      91,532  1,415 6.22      77,793   2,064  5.35      75,631  2,250 5.98
                                 ----------  ------        ---------- ------       ---------- -------        ---------- ------
     Total interest-earning
        assets..................  2,367,865  52,297  8.86   1,868,274 42,752 9.20   2,373,321 107,120  9.10   1,812,488 81,640 9.06
                                             ------                   ------                  -------                   ------
Nonearning assets...............    273,075                   180,055                 272,134                   174,702
                                 ----------                ----------              ----------                ----------
     Total assets............... $2,640,940                $2,048,329              $2,645,455                $1,987,190

       Liabilities and
     Stockholders' Equity
     --------------------

Interest-bearing liabilities:
   Interest-bearing
     demand deposits............ $  218,770     916  1.68% $  163,472    548 1.35% $  213,124   1,841  1.74%  $ 162,585  1,160 1.43%
   Savings deposits.............    749,565   7,289  3.90     553,633  5,977 4.34     742,188  15,104  4.10     527,434 11,112 4.24
   Time deposits of $100
     or more....................    306,976   4,328  5.66     110,263  1,484 5.41     302,379   8,786  5.86     111,877  2,894 5.20
   Other time deposits (4)......    535,825   7,676  5.75     613,683  8,546 5.60     550,809  16,113  5.90     590,347 16,123 5.49
                                 ----------  ------        ---------- ------       ---------- -------        ---------- ------
     Total interest-bearing
       deposits.................  1,811,136  20,209  4.48   1,441,051 16,555 4.62   1,808,500  41,844  4.67   1,392,243 31,289 4.52
   Note payable and
    short-term borrowings.......    110,100   1,515  5.52      36,116    539 6.00     127,756   4,075  6.43      33,128    941 5.71
                                 ----------  ------        ---------- ------       ---------- -------        ---------- ------
     Total interest-bearing
        liabilities.............  1,921,236  21,724  4.54   1,477,167 17,094 4.65   1,936,256  45,919  4.78   1,425,371 32,230 4.55
                                             ------                   ------                   ------                   ------
Noninterest-bearing liabilities:
   Demand deposits..............    408,763                   321,431                 411,843                   312,174
   Other liabilities............     89,212                    71,344                  85,403                    71,570
                                 ----------                ----------              ----------                ----------
     Total liabilities..........  2,419,211                 1,869,942               2,433,502                 1,809,115
Stockholders' equity............    221,729                   178,387                 211,953                   178,075
                                 ----------                ----------              ----------                ----------
     Total liabilities and
        stockholders' equity.... $2,640,940                $2,048,329              $2,645,455                $1,987,190
                                 ==========                ==========              ==========                ==========

Net interest income.............             30,573                   25,658                   61,201                   49,410
                                             ======                   ======                   ======                   ======
Interest rate spread............                     4.32                    4.55                      4.32                    4.51
Net interest margin.............                     5.18%                   5.52%                     5.20%                   5.48%
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

Provision for Loan Losses

         The provision for loan losses was $820,000 and $910,000 for the three and six months ended June 30, 2001, in comparison to $470,000 and $1.5 million for the comparable periods in 2000, respectively. We attribute the change in the provision for loan losses primarily to an increase in net loan charge-offs. Loan charge-offs were $3.6 million and $5.8 million for the three and six months ended June 30, 2001, in comparison to $178,000 and $2.0 million for the comparable periods in 2000. The increase in loan charge-offs reflects a $1.4 million charge-off on a single credit relationship, a $675,000 charge-off with respect to a loan in an acquired portfolio as well as the recent general slow down in economic conditions prevalent within our markets. Loan recoveries were $717,000 and $1.5 million for the three and six months ended June 30, 2001, in comparison to $839,000 and $3.1 million for the comparable periods in 2000. Loan recoveries for the six months ended June 30, 2000 included a recovery of $1.3 million on a single credit relationship. Past-due loans have increased during the three and six months ended June 30, 2001, and we anticipate these trends will continue in the near future. However, we believe these trends represent normal cyclical trends experienced within the banking industry during times of economic slow down. Management considered these trends in its overall assessment of the adequacy of the allowance for loan losses.

         Tables summarizing nonperforming assets, past-due loans and charge-off and recovery experience are presented under "--Loans and Allowance for Loan Losses."

Noninterest Income

         Noninterest income was $6.3 million and $10.7 million for the three and six months ended June 30, 2001, in comparison to $2.8 million and $5.7 million for the comparable periods 2000, respectively. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, net gains on derivative instruments and other income.

         Service charges on deposit accounts and customer service fees increased to $2.1 million and $4.3 million for the three and six months ended June 30, 2001, from $1.8 million and $3.5 million for the comparable periods in 2000, respectively. We attribute the increase in service charges and customer service fees to:

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

        >> increased fee income resulting from revisions of customer service charge rates, effective June 1, 2000, and enhanced control of fee waivers; and

        >> increased income associated with automated teller machine services and debit cards.

         The net gain on derivative instruments of $2.6 million and $2.9 million for the three and six months ended June 30, 2001, respectively, primarily results from the termination of certain interest rate swap agreements in April and June 2001 to adjust the internal rate hedge position consistent with the changes in portfolio structure and mix. In addition, the net gain reflects changes in the fair value of our interest rate cap agreements, interest rate floor agreements and fair value hedges, and results from the implementation of SFAS No. 133, as amended, on January 1, 2001. See "--Interest Rate Risk Management" and Note 3 to our consolidated financial statements.

         Other income was $1.7 million and $3.8 million for the three and six months ended June 30, 2001, in comparison to $917,000 and $1.8 million for the comparable periods in 2000, respectively. We attribute the primary components of the increase to:

        >>    our acquisitions completed during 2000;

        >> increased earnings associated with our international banking products, which were initially offered in March 2000;

        >> increased brokerage revenue associated with the stock option services acquired in conjunction with our acquisition of Bank of San Francisco;

        >> increased earnings associated with our official check processing program, in which we earn a fee based upon the amount of official checks issued and outstanding; and,

        >> income of approximately $300,000 and $600,000 for the three and six months ended June 30, 2001, respectively, associated with equipment leasing activities that were acquired in conjunction with our acquisition of Bank of San Francisco in December 2000.

Noninterest Expense

         Noninterest expense was $23.3 million and $45.2 million for the three and six months ended June 30, 2001, in comparison to $17.4 million and $33.0 million for the comparable periods in 2000, respectively. The increase reflects:

        >> the noninterest expense of our acquisitions completed during 2000, including certain nonrecurring expenses associated with those acquisitions;

        >>    increased salaries and employee benefit expenses;

        >>    increased data processing fees;

        >>    increased legal, examination and professional fees;

        >>    increased   amortization   of  intangibles  associated   with  our
              acquisitions completed during 2000; and

        >>    increased other expense.

         Salaries and employee benefits were $8.3 million and $16.4 million for the three and six months ended June 30, 2001, in comparison to $6.5 million and $12.8 million for the comparable periods in 2000, respectively. We primarily associate the increase with our 2000 acquisitions. However, the increase also reflects the competitive environment in the employment market that has resulted in a higher demand for limited resources, thus escalating industry salary and employee benefit costs associated with employing and retaining qualified personnel. In addition, the increase includes various additions to our staff to enhance management expertise.

         Data processing fees were $2.3 million and $4.8 million for the three and six months ended June 30, 2001, in comparison to $1.7 million and $3.4 million for the comparable periods in 2000, respectively. As more fully described in Note 6 to our consolidated financial statements, First Services, L.P. provides data processing and various related services to FB&T and us. We attribute the increased data processing fees to growth and technological advancements consistent with our product and services offerings, continued upgrades to technological equipment, networks and communication channels, and certain nonrecurring expenses associated with the data processing conversions of Redwood Bank, Commercial Bank of San Francisco, and Bank of San Francisco, completed in February 2001, March 2001 and June 2001, respectively.

         Legal, examination and professional fees were $2.3 million and $4.7 million for the three and six months ended June 30, 2001, in comparison to $1.8 million and $3.4 million for comparable periods in 2000, respectively. The increase in these fees is primarily attributable to our expanded utilization of legal and professional services in conjunction with general corporate activities, commercial loan documentation, collection efforts and an increase in management fees paid to First Banks for various corporate services. See Note 6 to our consolidated financial statements for a further discussion of these transactions with related parties.

         Amortization   of   intangibles   associated   with  the   purchase  of
subsidiaries was $1.4 million and $2.8 million for the three and six months ended June 30, 2001, in comparison to $686,000 and $1.3 million for the comparable periods in 2000, respectively. The increase for 2001 is primarily attributable to amortization of the cost in excess of the fair value of the net assets acquired of the five acquisitions that we completed during 2000.

         Other expense was $4.2 million and $7.0 million for the three and six months ended June 30, 2001, in comparison to $2.3 million and $3.7 million for the comparable periods in 2000, respectively. Other expense encompasses numerous general and administrative expenses including but not limited to travel, meals and entertainment, insurance, freight and courier services, correspondent bank charges, miscellaneous losses and recoveries, memberships and subscriptions, transfer agent fees and sales taxes. We primarily attribute the overall increase in other expense to the continued growth and expansion of our banking franchise and a $1.2 million charge in June 2001, associated with the establishment of a specific reserve on an unfunded letter of credit. In addition, increased losses attributable to certain fraudulent customer activities and a reduced level of recoveries of loans of acquired entities that had been fully charged-off prior to the acquisition dates further contributed to the overall increase in other expense.

Provision for Income Tax Expense

         The provision for income tax expense was $5.0 million and $10.3 million for the three and six months ended June 30, 2001, representing an effective income tax rate of 39.2% and 39.8%, respectively, in comparison to $4.2 million and $7.9 million, representing an effective income tax rate of 40.4% and 38.4% for the comparable periods in 2000, respectively. The increase in the effective income tax rate for the six months ended June 30, 2001 reflects:

        >>    the increase in amortization  of intangibles  associated  with the
              purchase  of   subsidiaries,   which  is  not  deductible  for tax
              purposes; and

        >> a reduction of the deferred tax asset valuation reserve of $404,000 related to the utilization of net operating losses associated with a previously acquired entity, which was recorded in March 2000.

                          Interest Rate Risk Management

         We utilize derivative financial instruments and hedging activities to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The derivative instruments we hold are summarized as follows:

                                                                       June 30, 2001            December 31, 2000
                                                                   -------------------       ----------------------
                                                                   Notional     Credit       Notional       Credit
                                                                    amount     exposure       amount       exposure
                                                                    ------     --------       ------       --------
                                                                            (dollars expressed in thousands)

         Cash flow hedges.....................................  $  630,000         581        535,000         1,112
         Fair value hedges....................................      54,900         947             --            --
         Interest rate floor agreements.......................     175,000       3,339             --            --
         Interest rate cap agreement..........................     150,000         658        150,000         1,251
                                                                ==========       =====        =======         =====

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

         During the three and six months ended June 30, 2001, the net interest income realized on our derivative financial instruments was $2.4 million and $3.0 million, in comparison to net interest expense of $436,000 and $625,000 realized on our derivative financial instruments for the comparable periods in 2000.

Cash Flow Hedges

         During 1998, we entered into $105.0 million notional amount of interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements, which had been designated as cash flow hedges, provided for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the daily weighted average prime lending rate minus 2.705%. The terms of the swap agreements provide for us to pay quarterly and receive payment semiannually. In June 2001, we terminated these swap agreements, which would have expired in 2002, in order to appropriately modify our overall hedge position in accordance with our risk management program. In conjunction with the termination of these swap agreements, we recorded a gain on derivative instruments of $1.4 million.

         During September 1999, we entered into $130.0 million notional amount of interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements, which had been designated as cash flow hedges, provided for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.70%. The terms of the swap agreements provided for us to pay and receive interest on a quarterly basis. In April 2001, we terminated these swap agreements, which would have expired in September 2001, in order to lengthen the period covered by the swaps. In conjunction with the termination of these swap agreements, we recorded a gain on derivative instruments of $731,000.

         During September 2000, March 2001 and April 2001, we entered into $300.0 million, $200.0 million and $130.0 million notional amount, respectively, of interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements, which have been designated as cash flow hedges, provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus either 2.70% or 2.82%. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. The amount receivable by us under the swap agreements was $2.7 million and $621,000 at June 30, 2001 and December 31, 2000, respectively, and the amount payable by us under the swap agreements was $2.1 million and $623,000 at June 30, 2001 and December 31, 2000, respectively.

         The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as cash flow hedges as of June 30, 2001 and December 31, 2000 were as follows:

                                                          Notional     Interest rate     Interest rate      Fair
                         Maturity date                     amount          paid            received         value
                         -------------                     ------          ----            --------         -----
                                                                      (dollars expressed in thousands)

         June 30, 2001:
             September 20, 2004.......................  $ 300,000           4.05%             6.78%          12,317
             March 21, 2005...........................    200,000           3.93              5.24           (1,855)
             April 2, 2006............................    130,000           3.93              5.45           (1,390)
                                                        ---------                                          --------
                                                        $ 630,000           3.99              6.02         $  9,072
                                                        =========           ====              ====         ========

         December 31, 2000:
             September 27, 2001.......................  $ 130,000           6.80%             6.14%        $     49
             June 11, 2002............................     15,000           6.80              6.00                7
             September 16, 2002.......................     20,000           6.80              5.36             (184)
             September 18, 2002.......................     70,000           6.80              5.33             (690)
             September 20, 2004.......................    300,000           6.80              6.78            8,434
                                                        ---------                                          --------
                                                        $ 535,000           6.80              6.35         $  7,616
                                                        =========           ====              ====         ========

Fair Value Hedges

         During January 2001, we entered into $54.9 million  notional  amount of
interest   rate  swap   agreements   to   effectively   shorten  the   repricing
characteristics  of certain  interest-bearing  liabilities with the objective of stabilizing net interest income over time. The swap agreements,  which have been designated  as fair  value  hedges,  provide  for us to  receive a fixed rate of interest and pay an adjustable  rate of interest  equivalent to the  three-month
London Interbank  Offering Rate. The terms of the swap agreements provide for us to pay and receive  interest on a quarterly  basis.  The amount  receivable  and payable by us under the swap  agreements  was $1.4  million and $608,000 at June
30, 2001, respectively.

         The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as fair value hedges as of June 30, 2001 were as follows:

                                                          Notional     Interest rate     Interest rate      Fair
                         Maturity date                     amount          paid            received         value
                         -------------                     ------          ----            --------         -----
                                                                      (dollars expressed in thousands)

         June 30, 2001:
             January 9, 2004..........................  $  10,000           4.80%             5.37%        $    (13)
             January 9, 2006..........................     44,900           4.80              5.51             (618)
                                                        ---------                                          --------
                                                        $  54,900           4.80              5.48         $   (631)
                                                        =========           ====              ====         ========


Interest Rate Floor Agreements

         During January 2001 and March 2001, we entered into $100.0 million and $75.0 million notional amount, respectively, of four-year interest rate floor agreements to further stabilize net interest income in the event of a falling rate scenario. The interest rate floor agreements provide for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month London Interbank Offering Rate and the strike prices of 5.50% or 5.00%, respectively, should the three-month London Interbank Offering Rate fall below the respective strike prices. At June 30, 2001, the carrying value of the interest rate floor agreements, which is included in derivative instruments in the consolidated balance sheet at fair value, was $3.3 million.

Interest Rate Cap Agreement

         In conjunction with the interest rate swap agreements that we entered into in September 2000, we also entered into a four-year $150.0 million notional amount interest rate cap agreement to limit the net interest expense associated with our interest rate swap agreements in the event of a rising rate scenario. The interest rate cap agreement provides for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month London Interbank Offering Rate and the strike price of 7.50% should the three-month London Interbank Offering Rate exceed the strike price. At June 30, 2001 and December 31, 2000, the carrying value of this interest rate cap agreement, which is included in derivative instruments in the consolidated balance sheet, was $658,000 and $1.3 million, respectively.

Pledged Collateral

         At June 30, 2001, we had pledged investment securities available for sale with a carrying value of $1.0 million in connection with our interest rate swap agreements. In addition, at June 30, 2001, we had accepted investment securities with a fair value of $17.8 million as collateral in connection with our interest rate swap agreements. We are permitted by contract to sell or repledge the collateral accepted from our counterparties, however, at June 30, 2001, we had not sold or repledged any of this collateral.

                       Loans and Allowance for Loan Losses

         Interest earned on our loan portfolio represents our principal source of income. Interest and fees on loans were 90.7% and 88.6% of total interest income for the three months ended June 30, 2001 and 2000, respectively, and 89.9% and 89.2% for the six months ended June 30, 2001 and 2000, respectively. Total loans, net of unearned discount, were $2.05 billion, or 77.9% of total assets, at June 30, 2001, compared to $2.06 billion, or 75.1% of total assets, at December 31, 2000. The decrease in loans, as summarized on our consolidated balance sheets, is primarily attributable to an anticipated amount of attrition associated with our acquisitions completed during the fourth quarter of 2000, current economic conditions prevalent in our markets, an increased level of loan participations sold to First Bank and the continued decline in our existing indirect automobile portfolio. Commensurate with our prescribed credit exposure guidelines for extending credit to an individual borrower, loan participations sold to and purchased from First Bank were $178.0 million and $95.4 million at June 30, 2001, respectively, in comparison to $146.1 million and $108.2 million at December 31, 2000, respectively. See Note 6 to the consolidated financial statements for a further discussion of transactions with related parties.

         Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of the dates indicated:

                                                                                         June 30,      December 31,
                                                                                           2001            2000
                                                                                           ----            ----
                                                                                    (dollars expressed in thousands)

         Nonperforming loans........................................................  $    14,679         15,005
         Other real estate..........................................................          547            694
                                                                                      -----------      ---------
                  Total nonperforming assets........................................  $    15,226         15,699
                                                                                      ===========      =========

         Loans, net of unearned discount............................................  $ 2,053,295      2,058,677
                                                                                      ===========      =========

         Loans past due:
             Over 30 days to 90 days................................................  $    14,331         12,387
             Over 90 days and still accruing........................................        5,538            985
                                                                                      -----------      ---------
                  Total past-due loans..............................................  $    19,869         13,372
                                                                                      ===========      =========

         Allowance for loan losses to loans.........................................         1.68%          1.84%
         Nonperforming loans to loans...............................................         0.71           0.73
         Allowance for loan losses to nonperforming loans...........................       235.62         252.78
         Nonperforming assets to loans and other real estate........................         0.74           0.76
                                                                                      ===========      =========

         Nonperforming loans (also considered impaired loans), consisting of loans on nonaccrual status and certain restructured loans, were $14.7 million at June 30, 2001, in comparison to $15.0 million at December 31, 2000. While nonperforming loans have remained relatively consistent at June 30, 2001 and December 31, 2000, past-due loans have increased to $19.9 million at June 30, 2001 from $13.4 million at December 31, 2000. We attribute these trends to be reflective of cyclical trends experienced within the banking industry as a result of economic slow down. Consistent with the recent general economic slow down experienced within our primary markets, we anticipate this trend will continue in the upcoming months.

         The following table is a summary of our loan loss experience for the periods indicated:

                                                                         Three months ended      Six months ended
                                                                              June 30,               June 30,
                                                                        --------------------     ----------------
                                                                        2001          2000       2001        2000
                                                                             (dollars expressed in thousands)

         Allowance for loan losses, beginning of period............    $  36,678      32,424       37,930    30,192
         Acquired allowances for loan losses.......................           --          --           --       799
                                                                       ---------      ------       ------    ------
                                                                          36,678      32,424       37,930    30,991
                                                                       ---------      ------       ------    ------
         Loans charged-off.........................................       (3,629)       (178)      (5,797)   (2,019)
         Recoveries of loans previously charged-off................          717         839        1,543     3,131
                                                                       ---------      ------       ------    ------
         Net loan (charge-offs) recoveries.........................       (2,912)        661       (4,254)    1,112
                                                                       ---------      ------       ------    ------
         Provision for loan losses.................................          820         470          910     1,452
                                                                       ---------      ------       ------    ------
         Allowance for loan losses, end of period..................    $  34,586      33,555       34,586    33,555
                                                                       =========      ======       ======    ======

         The allowance for loan losses is monitored on a monthly basis. Each month, the credit administration department provides management with detailed lists of loans on the watch list and summaries of the entire loan portfolio of FB&T by risk rating. These are coupled with analyses of changes in the risk profile of the portfolio, changes in past due and nonperforming loans and changes in watch list and classified loans over time. In this manner, we continually monitor the overall increases or decreases in the level of risk in the portfolio. Factors are applied to the loan portfolio for each category of loan risk to determine acceptable levels of allowance for loan losses. We derive these factors primarily from the actual loss experience of FB&T and from published national surveys of norms in the industry. The calculated allowance required for the portfolio is then compared to the actual allowance balance to determine the provision necessary to maintain the allowance at an appropriate level. In addition, management exercises a certain degree of judgment in its analysis of the overall adequacy of the allowance for loan losses. In its analysis, management considers the change in the portfolio, including growth, composition, nonperforming loans, the ratio of net loans to total assets, and the economic conditions of the regions in which we operate. Based on this quantitative and qualitative analysis, provisions are made to our allowance for loan losses. Such provisions are reflected in our consolidated statements of income.
                                    Liquidity

         Our liquidity and the liquidity of FB&T is the ability to maintain a cash flow which is adequate to fund operations, service debt obligations and meet other commitments on a timely basis. FB&T receives funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more, borrowing federal funds, selling securities sold under agreements to repurchase and utilizing borrowings from the Federal Home Loan Bank and other borrowings, including our revolving note payable to First Banks. The aggregate funds acquired from these sources were $423.1 million and $457.2 million at June 30, 2001 and December 31, 2000, respectively.

         The following table presents the maturity structure of these other sources of funds, which consists of certificates of deposit of $100,000 or more, the revolving note payable and other short-term borrowings, at June 30, 2001:

                                              (dollars expressed in thousands)

           3 months or less..........................  $  157,921
           Over 3 through 6 months...................      59,639
           Over 6 through 12 months..................      85,322
           Over 12 months............................     120,253
                                                       ----------
             Total...................................  $  423,135
                                                       ==========

         We have periodically borrowed from First Banks under our revolving note payable. Borrowings under the revolving note payable have been utilized to facilitate the funding of our acquisitions, support repurchases of common stock from time to time and for other corporate purposes. Borrowings under the revolving note payable bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. The principal and accrued interest under the revolving note payable is due and payable on June 30, 2005. At June 30, 2001 and December 31, 2000, there were $53.3 million and $98.0 million in advances outstanding under the revolving note payable.

         In 1999, FB&T established a borrowing relationship with the Federal Reserve Bank of San Francisco. This borrowing relationship, which is secured by commercial loans, provides an additional liquidity facility that may be utilized for contingency purposes. At June 30, 2001 and December 31, 2000, the borrowing capacity under this agreement was approximately $862.7 million and $756.4 million, respectively. In addition, FB&T's borrowing capacity through its relationship with the Federal Home Loan Bank was approximately $5.9 million and $20.4 million at June 30, 2001 and December 31, 2000, respectively.

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

         In July 2001, the FASB issued SFAS No. 141 -- Business Combinations, and SFAS No. 142 -- Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 -- Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The amortization of goodwill ceases upon adoption of SFAS 142, which for calendar year-end companies, will be January 2, 2002. We are currently evaluating the requirements of SFAS 141 and SFAS 142 to determine their potential impact on our consolidated financial statements.

       Item 3 - Quantitative and Qualitative Disclosures about Market Risk

         At December 31, 2000, our risk management program's simulation model indicated a loss of projected net interest income in the event of a decline in interest rates. While a decline in interest rates of less than 100 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous, parallel decline in the interest yield curve of 100 basis points indicated a pre-tax projected loss of approximately 7.5% of net interest income. An instantaneous, parallel shift in the yield curve of 200 basis points and 300 basis points indicated a pre-tax projected loss of approximately 10.5% and 14.8% of net interest income, respectively, based on assets and liabilities at December 31, 2000. At June 30, 2001, we remain in an "asset-sensitive" position and thus, remain subject to a higher level of risk in a declining interest-rate environment, as experienced during the first six months of 2001. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with reductions in the prime lending rate throughout the last six months, is reflected in our reduced net interest rate margin for the three and six months ended June 30, 2001 as further discussed under "--Results of Operations." During the three and six months ended June 30, 2001, our asset-sensitive position and overall susceptibility to market risks have not changed materially.

                           PART II - OTHER INFORMATION


          Item 2 - Submission of Matters to a Vote of Security Holders

         Our Annual Meeting of Stockholders was held on May 30, 2001, and continued in an adjourned meeting on June 27, 2001. Our seven directors were reelected, with the vote totals indicated in the following table:

           Name of Director                   For                   Withheld
           ----------------                   ---                   --------

         Allen H. Blake                   11,931,711                  8,784
         Charles A. Crocco, Jr.           11,934,709                  5,786
         James F. Dierberg                11,935,405                  5,090
         Albert M. Lavezzo                11,935,205                  5,290
         Ellen D. Schepman                11,931,542                  8,953
         Edward T. Story, Jr.             11,934,711                  5,784
         Donald W. Williams               11,932,033                  8,462

                    Item 6 - Exhibits and Reports on Form 8-K

(a) The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

               Exhibit Number                           Description
               --------------                           -----------

                    10(a) Agreement and Plan of Reorganization by and among First Banks, America, Inc., First Bank & Trust, BYL Bancorp and BYL Bank Group, dated June 22, 2001 - filed herewith.

(b)   FBA  filed  no  reports  on  Form  8-K  during  the   three  months  ended
      June 30, 2001.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  FIRST BANKS AMERICA, INC.




                                   By: /s/ James F. Dierberg
                                   ---------------------------------------------
                                           James F. Dierberg
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer
August 15, 2001                            (Principal Executive Officer)




                                   By: /s/ Allen H. Blake
                                   ---------------------------------------------
                                           Allen H. Blake
                                           Executive Vice President and
                                           Chief Financial Officer
August 15, 2001                            (Principal Financial and
                                           Accounting Officer)

                                 EXHIBIT 10(a)




                      AGREEMENT AND PLAN OF REORGANIZATION




                                  by and among



                           FIRST BANKS AMERICA, INC.,
                             a Delaware corporation,



                               FIRST BANK & TRUST,
                        a California banking corporation,



                                  BYL BANCORP,
                            a California corporation


                                       and


                                 BYL BANK GROUP,
                        a California banking corporation








                                  June 22, 2001



                                                           TABLE OF CONTENTS


ARTICLE I  TERMS OF THE MERGER & CLOSING, EXCHANGE OF SHARES

         Section 1.01      The Merger....................................................................1
         Section 1.02      Effects of the Mergers........................................................1
         Section 1.03      Conversion of Shares..........................................................1
         Section 1.04      The Closing...................................................................2
         Section 1.05      The Closing Date..............................................................2
         Section 1.06      Actions At Closing............................................................2
         Section 1.07      Exchange Procedures; Surrender of Certificates................................3

ARTICLE II  REPRESENTATIONS AND WARRANTIES OF BANCORP AND BANK

         Section 2.01      Organization and Capital Stock; Standing and Authority........................3
         Section 2.02      Authorization; No Defaults....................................................4
         Section 2.03      Subsidiaries..................................................................4
         Section 2.04      Financial Information.........................................................4
         Section 2.05      Absence of Changes............................................................5
         Section 2.06      Regulatory Enforcement Matters................................................5
         Section 2.07      Tax Matters...................................................................5
         Section 2.08      Litigation....................................................................5
         Section 2.09      Properties, Contracts, Employee Benefit Plans and Other Agreements............5
         Section 2.10      Reports.......................................................................6
         Section 2.11      Investment Portfolio..........................................................7
         Section 2.12      Loan Portfolio................................................................7
         Section 2.13      Employee Matters and ERISA....................................................7
         Section 2.14      Title to Properties; Licenses, Insurance......................................8
         Section 2.15      Environmental Matters.........................................................9
         Section 2.16      Compliance with Laws and Regulations..........................................9
         Section 2.17      Brokerage.....................................................................9
         Section 2.18      No Undisclosed Liabilities....................................................9
         Section 2.19      Statements True and Correct...................................................9
         Section 2.20      Commitments and Contracts....................................................10
         Section 2.21      Material Interest of Certain Persons.........................................10
         Section 2.22      Conduct to Date..............................................................10

ARTICLE III  REPRESENTATIONS AND WARRANTIES OF FBA AND FB&T

         Section 3.01      Organization.................................................................11
         Section 3.02      Authorization................................................................11
         Section 3.03      Financial Information........................................................11
         Section 3.04      Absence of Changes...........................................................12
         Section 3.05      Litigation; Proceedings......................................................12
         Section 3.06      Statements True and Correct..................................................12
         Section 3.07      Access to Funds..............................................................12
         Section 3.08      Regulatory Approvals.........................................................12

ARTICLE  IV AGREEMENTS OF BANCORP AND BANK

         Section 4.01      Business in Ordinary Course..................................................12
         Section 4.02      Breaches.....................................................................14
         Section 4.03      Submission to Shareholders...................................................14
         Section 4.04      Consummation of Agreement....................................................14
         Section 4.05      Environmental Reports........................................................14


                                                           TABLE OF CONTENTS

         Section 4.06      Access to Information........................................................15
         Section 4.07      Consents of Third Parties....................................................15
         Section 4.08      Subsequent Financial Statements..............................................15
         Section 4.09      Merger of Banks..............................................................15

ARTICLE V  AGREEMENTS OF FBA AND FB&T

         Section 5.01      Regulatory Approvals.........................................................15
         Section 5.02      Breaches.....................................................................15
         Section 5.03      Consummation of Agreement....................................................16
         Section 5.04      Employee Benefits............................................................16
         Section 5.05      Indemnification and Insurance................................................16
         Section 5.06      Access to Information........................................................17
         Section 5.07      Conduct of Business..........................................................17

ARTICLE VI  CONDITIONS PRECENDENT TO THE MERGER

         Section 6.01      Conditions to the Obligations of FBA and FB&T................................17
         Section 6.02      Conditions to the Obligations of Bancorp and Bank............................18

ARTICLE VII  TERMINATION

         Section 7.01      Mutual Agreement.............................................................18
         Section 7.02      Breach of Agreements.........................................................18
         Section 7.03      Failure of Conditions........................................................18
         Section 7.04      Denial of Regulatory Approval................................................18
         Section 7.05      Environmental Reports........................................................19
         Section 7.06      Regulatory Enforcement Matters...............................................19
         Section 7.07      Unilateral Termination.......................................................19
         Section 7.08      Liquidated Damages...........................................................19
         Section 7.09      Acquisition Proposal.........................................................19
         Section 7.10      Break-up Fee.................................................................19

ARTICLE VIII  GENERAL PROVISIONS

         Section 8.01      Confidential Information.....................................................21
         Section 8.02      Publicity....................................................................21
         Section 8.03      Return of Documents..........................................................21
         Section 8.04      Notices......................................................................21
         Section 8.05      Nonsurvival of Representations, Warranties and Agreements....................23
         Section 8.06      Costs and Expenses...........................................................23
         Section 8.07      Entire Agreement.............................................................23
         Section 8.08      Headings and Captions........................................................23
         Section 8.09      Waiver, Amendment or Modification............................................23
         Section 8.10      Rules of Construction........................................................24
         Section 8.11      Counterparts.................................................................24
         Section 8.12      Successors and Assigns.......................................................24
         Section 8.13      Governing Law................................................................24


                      AGREEMENT AND PLAN OF REORGANIZATION


         This Agreement and Plan of Reorganization, dated as of June 22, 2001, is by and among First Banks America, Inc., a bank holding company organized as a Delaware corporation ("FBA"), First Bank & Trust, a California banking corporation which is a wholly-owned subsidiary of FBA ("FB&T"), BYL Bancorp, a bank holding company organized as a California corporation ("Bancorp"), and BYL Bank Group, a California banking corporation which is a wholly-owned subsidiary of Bancorp ("Bank"). This Agreement and Plan of Reorganization is hereinafter referred to as the "Agreement."

         In consideration of the mutual representations, warranties, agreements and covenants contained herein, FBA, FB&T, Bancorp and Bank hereby agree as follows:

                                    ARTICLE I

                TERMS OF THE MERGER & CLOSING; EXCHANGE OF SHARES

         Section 1.01 The Merger. FBA will organize an interim subsidiary ("Newco") and, subject to the receipt of required regulatory approvals and the satisfaction or waiver of the conditions set forth in ARTICLE VI of this Agreement, FBA will cause Newco to merge with and into Bancorp (the "Merger") pursuant to the California General Corporation Law ("Corporate Law") and an Agreement of Merger in the form attached hereto as Exhibit A (the "Merger Agreement"). This Agreement also contemplates that, immediately following the Effective Time (as defined in Section 1.05 hereof), the Bank Merger (as defined in Section 4.09) will occur pursuant to an Agreement of Merger in the form attached hereto as Exhibit B.

         Section  1.02     Effects of the Mergers.

         (a) The Merger and the Bank Merger shall have all of the effects provided by Corporate Law and this Agreement. The separate corporate existence of Newco shall cease on consummation of the Merger and be combined in Bancorp, and the separate corporate existence of Bank shall cease on consummation of the Bank Merger and be combined in FB&T.

         (b) The Articles of Incorporation of Bancorp from and after the Effective Time shall be as stated on Exhibit A attached hereto. The Bylaws of Bancorp from and after the Effective Time shall be the same as the Bylaws of Newco immediately prior to the Effective Time, except that the name of the corporation shall be amended to read "BYL Bancorp." The directors and officers of Bancorp from and after the Effective Time shall be the persons serving as the directors and officers of Newco immediately prior to the Effective Time.

         Section  1.03     Conversion  of Shares.

         (a) At the Effective Time, subject to the remaining  provisions of this
Section 1.03 requiring that a portion of the consideration otherwise payable upon consummation of the Merger be held in escrow, each share of common stock of Bancorp ("Bancorp Common") issued and outstanding immediately prior to the Effective Time shall be converted into the right to receive $18.50 (the "Per Share Merger Price"); provided, however, that shares of Bancorp Common held in the treasury of Bancorp or by any direct or indirect subsidiary of Bancorp immediately prior to the Effective Time shall be canceled at the Effective Time.

         (b) The stock transfer books of Bancorp shall be closed, and no share transfers will be permitted after the Effective Time. At the Effective Time, by virtue of the Merger and without any action on the part of the holders thereof, all of the shares of Bancorp Common shall cease to be outstanding and be canceled, and certificates previously representing shares of Bancorp Common shall thereafter represent solely the right to receive the consideration payable pursuant to this Agreement.

         (c) If holders of Bancorp Common are entitled to require appraisal of their shares under applicable Corporate Law, shares held by a dissenting holder who has perfected the right to obtain an appraisal of his shares shall not be converted as described in this Section 1.030, but from and after the Effective Time shall represent only the right to receive such consideration as may be determined pursuant to applicable Corporate Law; provided, however, that each share of Bancorp Common outstanding immediately prior to the Effective Time and held by a dissenting holder who after the Effective Time shall withdraw his demand for appraisal or lose his right of appraisal shall thereafter have only such rights as are provided under applicable Corporate Law.

         (d) Any options to purchase shares of Bancorp Common which are outstanding immediately prior to the Effective Time and exercisable at a price less than the Per Share Merger Price ("Bancorp Options") may be surrendered to Bancorp as of the Effective Time. FBA shall pay for each share of Bancorp Common covered by such a surrendered option an amount equal to the difference between the Per Share Merger Price and the exercise price per share of the options surrendered. All options to acquire shares of Bancorp Common that are not exercised or surrendered in accordance with the preceding sentence shall be canceled as of the Effective Time.

         (e) At the Effective Time, the outstanding shares of common stock of Newco shall be converted into an equal number of shares of Bancorp Common, so that immediately following the Effective Time, the number of outstanding shares of common stock of Bancorp shall be equal to the number of outstanding shares of common stock of Newco immediately prior to the Merger.

         Section 1.04 The Closing. The closing of the Merger (the "Closing") shall take place at the location mutually agreeable to the parties hereto at 10:00 a.m. local time on the Closing Date described in Section 1.05 of this Agreement.

         Section 1.05 The Closing Date. At FBA's election, the Closing shall take place on either (i) one of the last five (5) business days of the month or (ii) the first business day of the month following the month, in either case, during which each of the conditions in Section 6.01 and Section 6.02 is satisfied or waived by the appropriate party, or on such other date as Bancorp and FBA may agree (the "Closing Date"). The Merger shall be effective upon the filing of the Merger Agreement with the Secretary of State of the State of California in accordance with Corporate Law (the "Effective Time").

         Section  1.06     Actions At Closing.

         (a)      At the Closing, Bancorp shall deliver to FBA:

                  (i) certified copies of the Articles of Incorporation and Bylaws of Bancorp and the Articles of Incorporation and Bylaws of each of its subsidiaries;

                  (ii) certificates signed by the Presidents of Bancorp and Bank stating that (A) each of the representations and warranties contained in Section 6.01 is true and correct in all material respects at the time of the Closing with the same force and effect as if such representations and warranties had been made at the Closing, and (B) all of the conditions set forth in Section 6.01 have been satisfied or waived as provided therein;

                  (iii) certified copies of resolutions of the Boards of Directors of Bancorp and Bank and of the shareholders of Bancorp, establishing the requisite approvals under applicable Corporate Law of this Agreement, the Merger and the other transactions contemplated hereby;

                  (iv) tax clearance certificates issued by the Franchise Tax Board of the State of California with respect to Bancorp and each of its subsidiaries, dated a recent date, stating that all taxes imposed under the Bank and Corporation Law on such corporations have been paid or adequately secured; and

                  (v) a legal opinion from counsel for Bancorp and Bank with respect to the matters listed in Exhibit C hereto, in form reasonably satisfactory to FBA and its counsel.

         (b)      At the Closing, FBA shall deliver to Bancorp:

                  (i) certificates signed by the Presidents of FBA and FB&T stating that (A) each of the representations and warranties contained in ARTICLE II is true and correct in all material respects at the time of the Closing with the same force and effect as if such representations and warranties had been made at the Closing, and (B) all of the conditions set forth in Section 6.01 have been satisfied or waived as provided therein;

                (ii) certified copies of resolutions of the Boards of Directors of FBA and FB&T, establishing the requisite approvals under applicable Corporate Law of this Agreement, the Merger and the other transactions contemplated hereby; and

               (iii) a legal opinion from counsel for FBA and FB&T with respect to the matters listed in Exhibit D hereto, in form reasonably satisfactory to Bancorp and its counsel.

         Section 1.07 Exchange Procedures; Surrender of Certificates. As soon as reasonably practicable after the Effective Time, FBA shall cause to be mailed to each record holder of shares of Bancorp Common a letter of transmittal in form reasonably satisfactory to Bancorp (which shall specify that delivery shall be effected, and risk of loss and title to certificates shall pass, only upon proper delivery of the certificates to FBA and shall be in such form and have such other provisions as FBA may reasonably specify) and instructions for use in effecting the surrender of certificates, and FBA shall promptly pay the appropriate consideration to former holders of Bancorp Common who make proper delivery of certificates or comply with FBA's reasonable instructions and requirements with respect to any certificate that has been lost or stolen.

                                   ARTICLE II

                         REPRESENTATIONS AND WARRANTIES
                               OF BANCORP AND BANK

         Bancorp and Bank each represent and warrant to FBA and FB&T as follows:

         Section  2.01     Organization   and   Capital   Stock;  Standing   and
                           Authority.

         (a) Bancorp and Bank are corporations duly organized, validly existing and in good standing under the laws of California. Each of such corporations has the power to own all of its property and assets, to incur all of its liabilities and to carry on its business as now conducted.

         (b) As of the date hereof, the authorized capital stock of Bancorp consists of 50,000,000 shares of Bancorp Common, of which 2,542,835 are outstanding, and 25,000,000 shares of Preferred Stock, none of which is outstanding. All of the outstanding shares of Bancorp Common are duly and validly issued, fully paid and non-assessable. Except as disclosed in (a) of that certain document delivered by Bancorp to FBA entitled the "Disclosure Schedule" and executed by Bancorp, Bank, FBA and FB&T concurrently with the execution and delivery of this Agreement (the "Disclosure Schedule"), each certificate representing shares of Bancorp Common issued in replacement of any certificate theretofore issued by it which was claimed by the record holder thereof to have been lost, stolen or destroyed was issued only upon receipt of an affidavit of lost stock certificate and a bond sufficient to indemnify Bancorp against any claim that may be made against it on account of the alleged loss, theft or destruction of a certificate or the issuance of a replacement certificate.

         (c) As of the date hereof, the authorized capital stock of Bank consists of 6,666,666 shares of common stock ("Bank Common"), of which 100 are outstanding, duly and validly issued, fully paid and non-assessable, and 1,000,000 shares of Preferred Stock, none of which is outstanding. None of the outstanding shares of Bank Common has been issued in violation of any preemptive rights.

         (d) Except as disclosed in Section 2.01(d) of the Disclosure Schedule, there are no shares of capital stock or other equity securities of Bancorp or Bank issued or outstanding and no outstanding options, warrants, rights to subscribe for, calls or commitments of any character whatsoever relating to, or securities or rights convertible into or exchangeable for, shares of capital stock of Bancorp or Bank or contracts, commitments, understandings or arrangements by which either of them is or may be obligated to issue additional shares of capital stock.

         (e) Bank holds a current valid license to engage in the commercial banking business at its banking offices in California, and, except as disclosed in Section 2.01(e) of the Disclosure Schedule, Bancorp and Bank are in material compliance with all agreements, understandings and orders of the Federal Reserve Board, the Federal Deposit Insurance Corporation ("FDIC") and other regulatory authorities having jurisdiction over their business, assets and properties. Neither the scope of the business of Bank nor the location of its properties requires it to be licensed to do business in any jurisdiction other than the State of California. The deposits of Bank are insured by the FDIC to the maximum extent permitted by applicable laws and regulations. Bancorp is a bank holding company registered pursuant to the Bank Holding Company Act, as amended.

         Section 2.02 Authorization; No Defaults. The Boards of Directors of Bancorp and Bank have by all requisite action approved this Agreement, the Merger and the Bank Merger, and they have authorized the execution and delivery hereof and thereof on behalf of such corporations by duly authorized officers and the performance of their respective obligations thereunder. Bancorp, in its capacity as the sole holder of outstanding capital stock of Bank, has approved this Agreement, the Merger and the Bank Merger. Nothing in the Articles of Incorporation or Bylaws of Bancorp or Bank or any other agreement, instrument, decree, proceeding, law or regulation (except as specifically referred to in this Agreement) by or to which either entity is bound or subject would prohibit or inhibit either of such corporations from consummating this Agreement, the Merger and the Bank Merger on the terms and conditions herein contained. This Agreement has been duly and validly executed and delivered by Bancorp and Bank and constitutes a legal, valid and binding obligation of each of them, enforceable against them in accordance with its terms. Neither Bancorp nor Bank is in default under nor in violation of any provision of its Articles of Incorporation, Bylaws or any promissory note, indenture or any evidence of indebtedness or security therefor, lease, contract, purchase or other material commitment or agreement.

         Section 2.03 Subsidiaries. Each of Bancorp's direct and indirect subsidiaries (hereinafter referred to singly as a "Bancorp Subsidiary" and collectively as the "Bancorp Subsidiaries"), the names and jurisdictions of incorporation of which are listed in Section 2.03 of the Disclosure Schedule, is duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation, and each of the Bancorp Subsidiaries has the corporate power to own its properties and assets, to incur its liabilities and to carry on its business as now being conducted. The number of issued and outstanding shares of capital stock of each Bancorp Subsidiary and the ownership of such shares is set forth in Section 2.03 of the Disclosure Schedule, and all of such shares are owned by Bancorp or a Bancorp Subsidiary, free and clear of all liens, encumbrances, rights of first refusal, options or other restrictions of any nature whatsoever, except as disclosed in Section 2.03 of the Disclosure Schedule. There are no options, warrants or rights outstanding to acquire any capital stock of any Bancorp Subsidiary, and no person or entity has any other right to purchase or acquire any unissued shares of stock of any Bancorp Subsidiary, nor does any Bancorp Subsidiary have any obligation of any nature with respect to its unissued shares of stock. Except as disclosed in Section
2.03 of the Disclosure Schedule, neither Bancorp nor any Bancorp Subsidiary is a party to any partnership or joint venture or owns an equity interest in any other business or enterprise.

         Section 2.04 Financial Information. The audited consolidated balance sheets of Bancorp and the Bancorp Subsidiaries as of December 31, 2000 and related consolidated income statements and statements of changes in shareholders' equity and of cash flows for the three years ended December 31, 2000, together with the notes thereto, included in Bancorp's Annual Report on Form 10-K for the year ended December 31, 2000 as currently on file with the Securities and Exchange Commission (the "SEC"); the unaudited consolidated balance sheets of Bancorp and the Bancorp Subsidiaries as of March 31, 2001 and related consolidated income statements and statements of changes in shareholders' equity and of cash flows for the three months ended March 31, 2001, together with the notes thereto, included in Bancorp's Quarterly Report on Form 10-Q for the three months ended March 31, 2001 as currently on file with the SEC; and the year-end and quarter-end Reports of Condition and Reports of Income of Bank for 2000 and for the three month period ending March 31, 2001, as filed with the FDIC (such financial statements and notes collectively referred to herein as the "Bancorp Financial Statements"), have been prepared in accordance with generally accepted accounting principles applied on a consistent basis (except as disclosed therein and except for regulatory reporting differences required in Bank's reports) and fairly present the consolidated financial position and the consolidated results of operations, changes in shareholders' equity and cash flows of the respective entity and its respective consolidated subsidiaries as of the dates and for the periods indicated.

         Section  2.05     Absence  of Changes.   Except as disclosed in Section
2.05 of the Disclosure Schedule, since December 31, 2000 there has not been any material adverse change in the financial condition, the results of operations or the business or prospects of Bancorp and the Bancorp Subsidiaries taken as a whole, nor have there been any events or transactions having such a material adverse effect which should be disclosed in order to make the Bancorp Financial Statements not misleading. Since December 11, 2000, there has been no material adverse change in the financial condition, the results of operations or the business or prospects of Bancorp or Bank except for any such changes as are disclosed in Bancorp Financial Statements filed since such date.

         Section 2.06 Regulatory Enforcement Matters. Except as disclosed in Section 2.06 of the Disclosure Schedule, neither Bancorp nor any Bancorp Subsidiary is subject to, or has been informed that it may become subject to, any order, agreement, memorandum of understanding or other regulatory enforcement action or proceeding with or by any federal or state agency charged with the supervision or regulation of banks or bank holding companies or engaged in the insurance of bank deposits or any other governmental agency having supervisory or regulatory authority with respect to Bancorp or any of the Bancorp Subsidiaries.

         Section  2.07     Tax Matters.

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

         (b) Bancorp has not (i) executed an extension or waiver that is currently in effect with respect to any statute of limitations on the assessment or collection of any tax; (ii) entered into any tax sharing or tax allocation agreement or been a part of a consolidated group filing a consolidated tax return (other than a group of which Bancorp is the parent); (iii) become liable for a tax of any other person or entity pursuant to Treasury Regulation 1.1502-6 (or any similar provision of state, local or foreign laws) as a transferee or successor or by contract or otherwise; or (iv) made any payment, become obligated to make any payment or been party to a contract or agreement that would obligate it to make any payment that would be disallowed as a deduction under Section 280G or 162(m) of the Internal Revenue Code of 1986, as amended (the "Code").

         (c) There has not been an  ownership  change of Bancorp,  as defined in
Section 382(g) of the Code, that occurred during or after any taxable period in which Bancorp incurred a net operating loss that carries over to any taxable period ending after December 31, 2000.

         (d) All material elections with respect to taxes affecting Bancorp have been and will be timely made.

         Section 2.08 Litigation. Except as disclosed in Section 2.08 of the Disclosure Schedule, there is no litigation, claim or other proceeding pending or, to the best of the knowledge of Bancorp and Bank, threatened against Bancorp or any of the Bancorp Subsidiaries, or of which the property of Bancorp or any of the Bancorp Subsidiaries is or would be subject.

         Section  2.09     Properties,  Contracts,  Employee  Benefit Plans  and
Other  Agreements.   Section  2.09  of  the  Disclosure  Schedule   specifically
identifies the following:

         (a) all real property owned by Bancorp or any Bancorp Subsidiary and the principal buildings and structures located thereon, together with a legal description of such real estate, and each lease of real property to which Bancorp or any Bancorp Subsidiary is a party, identifying the parties thereto, the annual rental payable, the expiration date thereof and a brief description of the property covered;

         (b) all loan and credit agreements, conditional sales contracts or other title retention agreements or security agreements relating to money borrowed by Bancorp or a Bancorp Subsidiary, exclusive of deposit agreements with customers of Bank entered into in the ordinary course of business, agreements for the purchase of federal funds and repurchase agreements;

         (c) all agreements, loans, contracts, leases, guaranties, letters of credit, lines of credit or commitments of Bancorp or any Bancorp Subsidiary not referred to elsewhere in this Section 2.09 which:

             (i) involve payment by Bancorp or any Bancorp Subsidiary of more than $200,000 (other than loans, loan commitments or letters of credit);

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

         (e) all leases, subleases or licenses with respect to real or personal property, whether as lessor, lessee, licensor or licensee, with annual rental or other payments due thereunder in excess of $60,000;

         (f) all agreements for the employment, retention or engagement, or with respect to the severance, of any officer, employee, agent, consultant or other person or entity which by its terms is not terminable by Bancorp or a Bancorp Subsidiary on thirty (30) days written notice or less without any payment by reason of such termination; and

         (g) the name and annual salary as of January 1, 2001 of each director or employee of Bancorp or any Bancorp Subsidiary with a salary in excess of $125,000.


         Copies of each document, plan or contract identified in Section 2.09 of
the   Disclosure   Schedule  are  appended  to  such  Schedule  and  are  hereby incorporated in and constitute a part of the Disclosure Schedule.

         Section 2.10 Reports. Bancorp and the Bancorp Subsidiaries have filed all reports and statements, together with any amendments required to be made with respect thereto, required to be filed with the SEC, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the Department of Financial Institutions of the State of California, the FDIC or any other governmental authority with jurisdiction over Bancorp or any Bancorp
Subsidiary. As of the dates indicated thereon, each of such reports and documents, including any financial statements, exhibits and schedules thereto, complied in all material respects with the relevant statutes, rules and regulations enforced or promulgated by the regulatory authority with which they were filed, and were accurate and complete in all material respects.

         Section 2.11 Investment Portfolio. All United States Treasury securities, obligations of other United States Government agencies and corporations, obligations of States and political subdivisions of the United States and other investment securities held by Bancorp or any Bancorp
Subsidiary, as reflected in the latest consolidated balance sheet of Bancorp included in the Bancorp Financial Statements, are carried in accordance with generally accepted accounting principles.

         Section  2.12     Loan Portfolio.

         (a) All loans and discounts reflected in the Bancorp Financial Statements as of March 31, 2001 or which were or will be entered into after March 31, 2001 but before the Closing Date were and will be made for good, valuable and adequate consideration in the ordinary course of the business of Bancorp and the Bancorp Subsidiaries, in accordance with Bancorp's or the Bancorp Subsidiaries' written lending policies, and they are not subject to any known defenses, setoffs or counterclaims, including without limitation as are afforded by usury or truth in lending laws, except as provided by bankruptcy, insolvency or similar laws or by general principles of equity;

         (b) the notes and other evidences of indebtedness evidencing such loans and all forms of pledges, mortgages and other collateral documents and security agreements are and will be in all material respects enforceable, valid, true and genuine and what they purport to be;

         (c) Except as disclosed in Section 2.12(c) of the Disclosure Schedule, Bancorp and the Bancorp Subsidiaries have complied and will through the Closing Date comply with all laws and regulations relating to such loans, or to the extent there has not been such compliance, such failure to comply will not materially interfere with the collection of any loan. All loans and loan commitments extended by Bank and any extensions, renewals or continuations of such loans and loan commitments were made in accordance with its customary lending standards in the ordinary course of business. Such loans are evidenced by appropriate and sufficient documentation based upon customary and ordinary past practices of Bank; and

         (d) Except as disclosed in Section 2.12(d) of the Disclosure Schedule, the reserve for loan losses reflected in the Bancorp Financial Statements as of March 31, 2001 is adequate under the requirements of generally accepted accounting principles to provide for losses on loans outstanding as of March 31, 2001.

         Section  2.13     Employee Matters and ERISA.

         (a) Except as disclosed in Section 2.13(a) of the Disclosure Schedule, neither Bancorp nor any Bancorp Subsidiary has entered into any collective bargaining agreement with any labor organization with respect to any group of employees of Bancorp or any Bancorp Subsidiary, and there is no present effort nor existing proposal to attempt to unionize any group of employees of Bancorp or any Bancorp Subsidiary.

         (b) (i)  Bancorp  and the  Bancorp  Subsidiaries  have  been and are in compliance  with  all  applicable  laws  respecting  employment  and  employment practices, terms and conditions of employment and wages and hours, including, without limitation, any laws respecting employment discrimination and occupational safety and health requirements, and neither Bancorp nor any Bancorp Subsidiary is engaged in any unfair labor practice; (ii) there is no unfair labor practice complaint against Bancorp or any Bancorp Subsidiary pending or, to the best of Bancorp's knowledge, threatened before the National Labor Relations Board; (iii) there is no labor dispute, strike, slowdown or stoppage actually pending or threatened against or directly affecting Bancorp or any Bancorp Subsidiary; and (iv) neither Bancorp nor any Bancorp Subsidiary has experienced any work stoppage or other material labor difficulty during the past five years.

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

         (d) All liabilities of the Employee Plans have been funded on the basis of consistent methods in accordance with sound actuarial assumptions and practices, and no Employee Plan, at the end of any plan year, or at March 31, 2001 had an accumulated funding deficiency. No actuarial assumptions have been changed since the last written report of actuaries on the Employee Plans. All insurance premiums (including premiums to the Pension Benefit Guaranty Corporation) have been paid in full, subject only to normal retrospective adjustments in the ordinary course. Except as reflected in the Bancorp Financial Statements, Bancorp and the Bancorp Subsidiaries have no contingent or actual liabilities under Title IV of ERISA. No accumulated funding deficiency (within the meaning of Section 302 of ERISA or Section 412 of the Code has been incurred with respect to any Employee Plan, whether or not waived. No reportable event (as defined in Section 4043 of ERISA) has occurred with respect to any Employee Plan as to which a notice would be required to be filed with the Pension Benefit Guaranty Corporation. No claim is pending, threatened or imminent with respect to any Employee Plan (other than a routine claim for benefits for which plan administrative review procedures have not been exhausted) for which Bancorp or any Bancorp Subsidiary would be liable, except as is reflected in the Bancorp Financial Statements. Bancorp and the Bancorp Subsidiaries have no liability for excise taxes under Sections 4971, 4975, 4976, 4977, 4979 or 4980B of the Code or for a fine under Section 502 of ERISA with respect to any Employee Plan. All Employee Plans have in all material respects been operated, administered and maintained in accordance with the terms thereof and in compliance with the requirements of all applicable laws, including, without limitation, ERISA.

         Section  2.14     Title to Properties; Licenses; Insurance.

         (a) Bancorp and the Bancorp Subsidiaries have marketable title, insurable at standard rates, free and clear of all liens, charges and encumbrances (except taxes which are a lien but not yet payable and liens, charges or encumbrances reflected in the Bancorp Financial Statements and easements, rights-of-way, and other restrictions which are not material, and further excepting in the case of other Real Estate Owned, as such real estate is internally classified on the books of Bancorp or any Bancorp Subsidiary, rights of redemption under applicable law), to all of their real properties;

         (b) all leasehold interests for real property and any material personal property used by Bancorp or a Bancorp Subsidiary in its business are held pursuant to lease agreements which are valid and enforceable in accordance with their terms;

         (c) all such properties comply in all material respects with all applicable private agreements, zoning requirements and other governmental laws and regulations relating thereto, and there are no condemnation proceedings pending or threatened with respect to any of such properties;

         (d) Except as disclosed in Section 2.14(d) of the Disclosure Schedule, Bancorp and the Bancorp Subsidiaries have valid title or other ownership rights under licenses to all material intangible personal or intellectual property used by Bancorp or any Bancorp Subsidiary in its business, free and clear of any material claim, defense or right of any other person or entity, subject only to rights of the licensors pursuant to applicable license agreements, which rights do not materially and adversely interfere with the use of such property; and

         (e) Bancorp and the Bancorp Subsidiaries carry the property, liability, worker' compensation and such other types of insurance with coverage amounts as is set forth in Section 2.14(e) of the Disclosure Schedule. Valid and enforceable policies are outstanding and duly in force and will remain duly in force through the Effective Time. Neither Bancorp nor any Bancorp Subsidiary has received notice or other communication from the issuer of any such insurance policy canceling or amending such policy or threatening to do so.

         Section 2.15 Environmental Matters. As used in this Agreement, "Environmental Laws" means all local, state and federal environmental, health and safety laws and regulations in all jurisdictions in which Bancorp or any Bancorp Subsidiary has done business or owned, leased or operated property, including, without limitation, the Federal Resource Conservation and Recovery Act, the Federal Comprehensive Environmental Response, Compensation and Liability Act, the Federal Clean Water Act, the Federal Clean Air Act, and the Federal Occupational Safety and Health Act.

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

         Section 2.16 Compliance with Laws and Regulations. Bancorp and the Bancorp Subsidiaries have all licenses, franchises, permits and other governmental authorizations that are necessary to enable them to conduct their respective businesses, are qualified to conduct business in every jurisdiction in which such qualification is legally required and are in compliance in all material respects with all applicable laws, ordinances and regulations.

         Section 2.17 Brokerage. Except for fees payable by Bancorp to Endicott Financial Advisors, L.L.C., there are no claims or agreements for brokerage commissions, investment banking fees, financial advisory fees, finders' fees or similar compensation in connection with the transactions contemplated by this Agreement payable by Bancorp or any Bancorp Subsidiary.

         Section 2.18 No Undisclosed Liabilities. Neither Bancorp nor any Bancorp Subsidiary has any material liability, whether known or unknown, asserted or unasserted, absolute or contingent, accrued or unaccrued, liquidated or unliquidated, and whether due or to become due (and there is no past or present fact, situation, circumstance, condition or other basis for any present or future action, suit or proceeding, hearing, charge, complaint, claim or demand against Bancorp or any Bancorp Subsidiary giving rise to any such liability), except (i) liabilities reflected in the Bancorp Financial Statements and (ii) liabilities of the same types incurred in the ordinary course of business since March 31, 2001.

         Section 2.19 Statements True and Correct. None of the information supplied or to be supplied by Bancorp for inclusion in any document to be filed with the SEC or any banking or other regulatory authority in connection with the transactions contemplated hereby, at the respective times such documents are filed, and, in the case of the Proxy Statement (as defined in Section 4.03), when first mailed to the stockholders of Bancorp and at the time of the Shareholder' Meeting (as defined in Section 4.03), will be false or misleading with respect to any material fact, omit to state any material fact necessary in order to make the statements therein not misleading or omit to state any material fact required to be stated in order to correct any statement in any earlier communication with respect to the solicitation of any proxy for the Shareholders' Meeting. All documents that Bancorp is responsible for filing with the SEC or any banking or other regulatory authority in connection with the transactions contemplated hereby will comply in all material respects with the provisions of applicable law and the applicable rules and regulations thereunder.

         Section  2.20     Commitments  and  Contracts.   Except as disclosed in
Section 2.20 of the Disclosure Schedule (and with a true and correct copy of the document or other item in question having been made available to FBA for inspection), neither Bancorp nor any Bancorp Subsidiary is a party or subject to any of the following (whether written or oral, express or implied):

         (a) any agreement, arrangement or commitment not made in the ordinary course of business;

         (b)      any  agreement,  indenture or other  instrument  not reflected in  the  Bancorp  Financial  Statements  relating  to  the borrowing of money by
Bancorp or a Bancorp Subsidiary or the guarantee by Bancorp or a Bancorp Subsidiary of any obligation (except trade payables or instruments related to transactions entered into in the ordinary course of business by Bancorp or a Bancorp Subsidiary, such as deposits, federal funds borrowings and repurchase agreements), other than agreements, indentures or instruments providing for annual payments of less than $50,000; or

         (c) any contract containing covenants which limit the ability of Bancorp or any Bancorp Subsidiary to compete in any line of business or with any person or containing any restriction of the geographical area in which, or method by which, Bancorp or any Bancorp Subsidiary may carry on its business.

         Section 2.21      Material Interest of Certain Persons.

         (a) Except as disclosed in Section 2.21(a) of the Disclosure Schedule, no officer or director of Bancorp or Bank or any "associate" (as such term is defined in Rule 14a-1 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of any such officer or director has any material interest in any contract or property (real or personal, tangible or intangible), used in or pertaining to the business of Bancorp or any Bancorp Subsidiary.

         (b) All outstanding loans from Bancorp or any Bancorp Subsidiary to any present officer, director, employee or any associate or related interest of any person referred to in subsection (a) were approved by or reported to the Board of Directors of the applicable entity in accordance with all applicable laws and regulations.

         Section 2.22 Conduct to Date. From and after December 31, 2000 through the date of this Agreement, except as disclosed in Section 2.22 of the Disclosure Schedule, neither Bancorp nor any Bancorp Subsidiary has done the following:

         (a) failed to conduct its business in the ordinary and usual course consistent with past practices;

         (b) issued, sold, granted, conferred or awarded any common or other stock, or any corporate debt securities properly classified under generally accepted accounting principles applied on a consistent basis as long-term debt on the balance sheets of Bancorp or Bank;

         (c) effected any stock split or adjusted, combined, reclassified or otherwise changed its capitalization;

         (d) declared, set aside or paid any cash or stock dividend or other distribution in respect of its capital stock, or purchased, redeemed, retired, repurchased, or exchanged, or otherwise directly or indirectly acquired or disposed of any of its capital stock;

         (e) incurred any material obligation or liability (absolute or contingent), except normal trade or business obligations or liabilities incurred in the ordinary course of business, or subjected to lien any of its assets or properties other than in the ordinary course of business consistent with past practice;

         (f) discharged or satisfied any material lien or paid any material obligation or liability (absolute or contingent), other than in accordance with its terms in the ordinary course of business;

         (g) sold, assigned, transferred, leased, exchanged, or otherwise disposed of any of its properties or assets other than for a fair consideration in the ordinary course of business;

        (h) except as required by contract, (A) increased the rate of compensation of, or paid any bonus to, any of its directors, officers, or other employees, except merit or promotion increases in accordance with existing policy, (B) entered into any new, or amended or supplemented any existing, employment, management, consulting, deferred compensation, severance or other similar contract, except as described in Section 5.04(c)and Section 5.04(d) of the Disclosure Schedule, (C) entered into, terminated or substantially modified any of the Employee Plans or (D) agreed to do any of the foregoing;

         (i) suffered any material damage, destruction or loss, whether as the result of fire, explosion, earthquake, accident, casualty, labor trouble, taking of property by any governmental authority, flood, windstorm, embargo, riot, act of God, act of war or other casualty or event, whether or not covered by insurance;

         (j) canceled or compromised any debt, except for debts charged off or compromised in accordance with past practice;

         (k) entered into any material transaction, contract or commitment outside the ordinary course of its business; or

         (l)      made or guaranteed any loan to any of the Employee Plans.

                                   ARTICLE III

                 REPRESENTATIONS AND WARRANTIES OF FBA AND FB&T


         FBA and FB&T each represents and warrants to Bancorp as follows:

         Section 3.01 Organization. FBA and FB&T are corporations duly organized, validly existing and in good standing under the laws of the States of Delaware and California, respectively. Each of such corporations has the power to own all of its property and assets, to incur all of its liabilities and to carry on its business as now conducted.

         Section 3.02 Authorization. The Boards of Directors of FBA and FB&T have by all requisite action approved this Agreement, the Merger and the Bank Merger and authorized the execution hereof on behalf of each corporation by duly authorized officers and the performance of their respective obligations hereunder. FBA, in its capacity as the sole holder of outstanding capital stock of FB&T, has approved this Agreement, the Merger and the Bank Merger. Nothing in the Certificate of Incorporation of FBA, the Articles of Incorporation of FB&T, or the Bylaws of either entity or any other agreement, instrument, decree, proceeding, law or regulation (except as specifically referred to in this Agreement) by or to which FBA or FB&T is bound or subject prohibits or inhibits either of them from consummating this Agreement, the Merger and the Bank Merger on the terms and conditions herein contained. This Agreement has been duly and validly executed and delivered by FBA and FB&T and constitutes a legal, valid and binding obligation of each of them, enforceable against them in accordance with its terms.

         Section 3.03 Financial Information. The audited consolidated balance sheets of FBA and its subsidiaries as of December 31, 2000 and related consolidated statements of income and statements of changes in stockholders' equity and of cash flows for the three years ended December 31, 2000, together with the notes thereto, included in FBA's Annual Report on Form 10-K for the year ended December 31, 2000 as currently on file with the SEC, and the unaudited consolidated balance sheets of FBA and its consolidated subsidiaries as of March 31, 2001 and related consolidated statements of income and statements of changes in stockholders' equity and of cash flows for the three months ended March 31, 2001, together with the notes thereto, included in FBA's Quarterly Report on Form 10-Q for the three months ended March 31, 2001 as currently on file with the SEC have been prepared in accordance with generally accepted accounting principles applied on a consistent basis (except as disclosed therein) and fairly present the consolidated financial position and the consolidated results of operations, changes in shareholders' equity and cash flows of the FBA and its consolidated subsidiaries as of the dates and for the periods indicated.

         Section 3.04 Absence of Changes. Since December 31, 2000 there has not been any material adverse change in the financial condition, the results of operations or the business or prospects of FBA and its subsidiaries taken as a whole, that would reasonably be expected to adversely affect FBA's ability to consummate the transactions contemplated by this Agreement.

         Section 3.05 Litigation; Proceedings. There is no litigation, claim or other proceeding pending or, to the best of the knowledge of FBA or FB&T, threatened, that would prohibit either of them from consummating the transactions contemplated by this Agreement. There is no regulatory proceeding pending or, to the best knowledge of FBA or FB&T, threatened, that would prohibit either of them from consummating the transactions contemplated by this Agreement.

         Section 3.06 Statements True and Correct. None of the information supplied or to be supplied by FBA or FB&T for inclusion in any document to be filed with any regulatory authority in connection with the transactions contemplated hereby will, at the respective times such documents are filed be false or misleading with respect to any material fact, or omit to state any material fact necessary in order to make the statements therein not misleading. All documents that FBA and FB&T are responsible for filing with any other regulatory authority in connection with the transactions contemplated hereby will comply with applicable laws, rules and regulations.

         Section 307 Access to Funds. As of the date of this Agreement, FBA has, and on the Closing Date it will have, access to sufficient funds to enable it to pay all of the consideration contemplated to be paid in connection with the Merger and all fees and expenses contemplated by this Agreement payable by FBA.

         Section 3.08 Regulatory Approvals. Neither FBA nor FB&T is aware of any fact or circumstance related to their respective business operations that cause either of them to believe that FBA and FB&T will not be able to obtain the regulatory approvals necessary for the consummation of the transactions contemplated by this Agreement.

                                   ARTICLE IV

                         AGREEMENTS OF BANCORP AND BANK

         Section  4.01     Business in Ordinary Course.   Bancorp and Bank agree
that, from the date of this Agreement until the earlier of the Closing Date or the termination of this Agreement in accordance with its terms:

         (a) Bancorp and the Bancorp Subsidiaries shall continue to carry on their business and the discharge or incurrence of obligations and liabilities only in the usual, regular and ordinary course of business, as heretofore conducted, and by way of amplification and not limitation, Bancorp and each Bancorp Subsidiary will not:

                  (i) declare or pay any dividend or make any other distribution to shareholders, whether in cash, stock or other property, except for dividends of Bancorp Subsidiaries payable to Bancorp or a Bancorp Subsidiary; or

                  (ii) issue any Bancorp Stock or other capital stock or any options, warrants, or other rights to subscribe for or purchase Bancorp Stock or any other capital stock or any securities convertible into or exchangeable for any capital stock (except for the issuance of Bancorp Common in accordance with the terms of convertible securities, exchangeable securities or Bancorp Options identified in
         Section 2.01(d) of the Disclosure Schedule); or

                  (iii) directly or indirectly redeem, purchase or otherwise acquire any Common Stock or any other capital stock of Bancorp or any Bancorp Subsidiary; or

                  (iv) effect a reclassification, recapitalization, splitup, exchange of shares, readjustment or other similar change in or to any capital stock, or otherwise reorganize or recapitalize; or

                  (v) change its certificate or articles of incorporation, as the case may be, or bylaws, nor enter into any agreement to merge or consolidate with, or sell a significant portion of its assets to, any person or entity.

         (b) Bancorp and each Bancorp Subsidiary will not, without the prior written consent of FBA:

                  (i) grant any increase (other than ordinary and normal increases consistent with past practices) in the compensation payable or to become payable to officers or salaried employees, grant any stock options or, except as required by law or as described in Section 5.04(c) of the Disclosure Schedule, adopt or make any change in any bonus, insurance, pension, or other Employee Plan, agreement, payment or arrangement made to, for or with any of such officers or employees;

                  (ii) borrow or agree to borrow any amount of funds except in the ordinary course of business, or directly or indirectly guarantee or agree to guarantee any obligations of others;

                  (iii) make or commit to make any new loan or letter of credit or any new or additional discretionary advance under any existing line of credit, in principal amounts in excess of $1,000,000 or that would increase the aggregate credit outstanding to any one borrower (or group of affiliated borrowers) to more than $2,000,000 (excluding for this purpose any accrued interest or overdrafts);

                  (iv) purchase or otherwise acquire any investment security for its own account having an average remaining life to maturity greater than five years or any asset-backed securities other than those issued or guaranteed by the Government National Mortgage Association, the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation;

                  (v) enter into any agreement, contract or commitment having a term in excess of three (3) months other than letters of credit, loan agreements, credit and deposit agreements and documents, in each case in the ordinary course of business;

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

                  (xii)    purchase   any   single  piece  of  real or  personal
         property or make any other single capital expenditure where the amount paid or committed therefor is in excess of $75,000; or

                  (xiii) increase or decrease the rate of interest paid on time deposits, except in a manner consistent with past practices.

         (c) Bancorp and the Bancorp Subsidiaries shall not, without the prior written consent of FBA, engage in any transaction or take any action that would render untrue in any material respect any of the representations and warranties of Bancorp and Bank contained in
         ARTICLE II hereof, if such representations and warranties were given immediately following such transaction or action.

         (d) Bancorp shall promptly notify FBA of the occurrence of any matter or event known to and directly involving Bancorp that is materially adverse to the business, operations, properties, assets, or condition (financial or otherwise) of Bancorp and the Bancorp Subsidiaries, taken as a whole.

         (e) Bancorp shall not solicit or encourage, or, except to the extent determined by Bancorp's Board of Directors, after consulting with outside counsel, to be required by applicable law, hold discussions or negotiations with or provide information to any person or entity in connection with any proposal for the acquisition of all or a substantial portion of the business, assets, shares of Bancorp Common or other securities or assets of Bancorp or any Bancorp Subsidiary (an "Acquisition Proposal"). Bancorp shall promptly advise FBA of its receipt of any Acquisition Proposal and the substance thereof.

         Section 4.02 Breaches. Bancorp and Bank shall, in the event either has knowledge of the occurrence, or impending or threatened occurrence, of any event or condition which would cause or constitute a breach (or would have caused or constituted a breach had such event occurred or been known prior to the date hereof) of any of its representations or agreements contained or referred to herein, give prompt written notice thereof to FBA and use their best efforts to prevent or promptly remedy the same.

         Section 4.03 Submission to Shareholders. Bancorp shall as soon as practicable (i) prepare and file with the SEC a Proxy Statement for a meeting of its shareholders (such meeting together with any adjournments is referred to as the "Shareholders' Meeting") for approval of this Agreement and the Merger (the "Proxy Statement") and (ii) promptly cause the Shareholders' Meeting to be duly called and held. Unless the Board of Directors of Bancorp shall have determined, after consulting with outside counsel, that it is required by applicable Corporate Law and fiduciary principles not to do so, Bancorp's Board of Directors shall unanimously recommend to Bancorp's shareholders the approval of this Agreement and the Merger, cause the Proxy Statement to be mailed to Bancorp's shareholders and use its best efforts to obtain such shareholder approval.

         Section 4.04 Consummation of Agreement. Bancorp and Bank shall perform and fulfill all conditions and obligations on their respective parts to be performed or fulfilled pursuant to this Agreement and to effect the Merger and the Bank Merger in accordance with the terms and provisions hereof. Bancorp and Bank shall furnish to FBA in a timely manner all information, data and documents reasonably requested by FBA and shall cooperate fully with FBA and FB&T in seeking such approvals and in consummating the transactions contemplated by this Agreement.

         Section 4.05 Environmental Reports. Bancorp and Bank shall provide to FBA, as soon as reasonably practical, but not later than forty five (45) days after the date hereof, a report of a phase one environmental investigation on all real property owned, leased or operated by Bancorp or any Bancorp Subsidiary as of the date hereof (other than space in retail and similar establishments leased by Bancorp for automatic teller machines), and within ten (10) days after the acquisition or lease of any real property acquired or leased by Bancorp or any Bancorp Subsidiary after the date hereof (other than space in retail and similar establishments leased or operated for automatic teller machines), except as otherwise provided in Section 4.01(b)(ix) If required by the phase one investigation, in FBA's reasonable opinion, Bancorp shall obtain and provide to FBA a report of a phase two investigation on properties requiring such additional study. FBA shall have fifteen (15) business days from the receipt of any such phase two report to notify Bancorp of any objection to the contents of such report. Should the cost of taking all remedial and corrective actions and measures with respect to any real property owned by Bancorp or any Bancorp Subsidiary (i) required by applicable law or (ii) recommended or suggested by such report or prudent in light of serious life, health or safety concerns, in the aggregate, exceed the sum of $400,000 as reasonably estimated by an environmental expert retained for such purpose by FBA and reasonably acceptable to Bancorp, or if the cost of such actions and measures cannot be so reasonably estimated by such expert to be $400,000 or less with a reasonable degree of certainty, then FBA shall have the right pursuant to Section 7.05 hereof, for a period of ten (10) business days following receipt of such estimate or indication that the cost of such actions and measures can not be so reasonably estimated, to terminate this Agreement, which shall be FBA's sole remedy in such event.

         Section 4.06 Access to Information. Bancorp and Bank shall permit FBA reasonable access, in a manner which will avoid undue disruption or interference with their normal operations, to their properties and shall cause the Bancorp Subsidiaries to provide to FBA comparable access to their properties. Bancorp and Bank shall disclose and make available to FBA all books, documents, papers and records relating to the assets, stock ownership, properties, operations, obligations and liabilities of Bancorp and the Bancorp Subsidiaries including, but not limited to, all books of account (including the general ledger), tax records, minute books of directors' and shareholders' meetings, organizational documents, material contracts and agreements, loan files, filings with any regulatory authority, accountants' workpapers (if available and subject to the respective independent accountants' consent), litigation files, plans affecting employees, and any other business activities or prospects in which FBA may have a reasonable and legitimate interest in furtherance of the transactions contemplated by this Agreement. However, Bancorp and Bank shall not be required to disclose or make available to FBA any documents or minutes that discuss FBA and the rights of Bancorp and Bank under the terms of this Agreement. FBA will hold any such information which is nonpublic in confidence in accordance with the provisions of Section 8.01 hereof.

         Section 4.07 Consents of Third Parties. Bancorp and Bank shall use their best efforts to obtain all consents of third parties necessary or desirable for the consummation of the transactions contemplated by this Agreement.

         Section 4.08 Subsequent Financial Statements. As soon as available after the date hereof, Bancorp shall deliver to FBA the monthly unaudited consolidated balance sheets and profit and loss statements of Bancorp prepared for its internal use, the Report of Condition and Income of Bank for each quarterly period completed prior to the Closing, and all other financial reports or statements submitted to regulatory authorities after the date hereof, to the extent permitted by law (collectively, the "Subsequent Bancorp Financial Statements"). The Subsequent Bancorp Financial Statements shall be prepared on a basis consistent with past accounting practices, shall fairly present the financial condition and results of operations for the dates and periods presented and shall not include any material assets or omit to state any material liabilities, absolute or contingent, or other facts, which inclusion or omission would render such financial statements misleading in any material respect.

         Section 4.09 Merger of Banks. Bancorp and Bank shall cooperate with FBA, execute such documents and file such applications and notices as may be required or desirable in order to enable Bank to enter into and consummate a merger with FB&T (the "Bank Merger"), to be effective immediately following the Effective Time or as soon thereafter as practicable.

                                    ARTICLE V

                           AGREEMENTS OF FBA AND FB&T

         Section 5.01 Regulatory Approvals. FBA and FB&T promptly shall file all regulatory applications required in order to consummate the Merger and the Bank Merger, including but not limited to the necessary applications for the prior approval of the Federal Reserve Board. FBA shall keep Bancorp reasonably informed as to the status of such applications and make available to Bancorp, upon reasonable request, copies of such applications and any supplementally filed materials.

         Section 5.02 Breaches. FBA and FB&T shall, in the event either has knowledge of the occurrence, or impending or threatened occurrence, of any event or condition which would cause or constitute a breach (or would have caused or constituted a breach had such event occurred or been known prior to the date hereof) of any of its representations or agreements contained or referred to herein, give prompt written notice thereof to Bancorp and use their best efforts to prevent or promptly remedy the same.

         Section 5.03 Consummation of Agreement. FBA and FB&T shall use their best efforts to perform and fulfill all conditions and obligations on their parts to be performed or fulfilled under this Agreement and to effect the Merger and the Bank Merger in accordance with the terms and conditions of this Agreement.

         Section  5.04     Employee Benefits.

         (a) FBA shall provide the benefits described in this Section 5.04 with respect to each person who remains an employee of Bancorp or a Bancorp Subsidiary following the Closing Date (each a "Continued Employee"). Subject to FBA's ongoing right to adopt subsequent amendments or modifications of any plan referred to in this Section 5.04 or to terminate any such plan, in FBA's sole discretion, each Continued Employee shall be entitled, as a new employee of a subsidiary of FBA, to participate in such employee benefit plans, as defined in
Section 3(3) of ERISA, or any non-qualified employee benefit plans or deferred compensation, stock option, bonus or incentive plans, or other employee benefit or fringe benefit programs as may be in effect generally for employees of all of FBA's subsidiaries (the "FBA Plans"), if and as a Continued Employee shall be eligible and, if required, selected for participation therein under the terms thereof and otherwise shall not be participating in a similar plan which is maintained by Bancorp after the Effective Time. Bancorp employees shall participate therein on the same basis as similarly situated employees of other subsidiaries of FBA. All such participation shall be subject to the terms of such plans as may be in effect from time to time, and this Section 5.04 shall not give Continued Employees any rights or privileges superior to those of other employees of subsidiaries of FBA. FBA may terminate or modify all Employee Plans, and FBA's obligation under this Section 5.04 shall not be deemed or construed so as to provide duplication of similar benefits but, subject to that qualification, FBA shall credit each Continued Employee with his or her term of service with Bancorp, for purposes of vesting and any age or period of service requirements for commencement of participation with respect to any FBA Plan in which Continued Employees may participate. Nothing in this Agreement shall obligate FBA, Bancorp or any other entity to employ any person or to continue to employ any person for any period of time.

         (b) Following the consummation of the Merger, FBA will cause Bancorp and FB&T to perform all of their obligations pursuant to the agreements identified in Section 5.04(c) of the Disclosure Schedule relating to severance obligations and payments required to be made upon a change of control.

         (c) Following the consummation of the Merger, FBA will provide, or cause Bancorp to provide, the benefits set forth in Section 5.04(c) of the Disclosure Schedule with respect to the employees of Bancorp and the Bancorp Subsidiaries.

         (d) Following the consummation of the Merger, FBA will pay, or cause Bancorp to pay, to the employees to be listed in a supplement to Section 5.04(d) of the Disclosure Schedule, which supplement is to be delivered by Bancorp to FBA within 30 days of the date of this Agreement, the retention bonuses listed on Schedule 5.04(d) of the Disclosure Schedule.

         Section  5.05     Indemnification and Insurance.

         (a) For five years after the Closing Date, FBA shall cause Bancorp to indemnify, defend and hold harmless the present and former officers, directors, employees and agents of Bancorp and the Bancorp Subsidiaries (each, an
"Indemnified Party") against all losses, expenses, claims, damages or liabilities arising out of actions or omissions related to their positions at Bancorp or a Bancorp Subsidiary occurring on or prior to the Closing Date (including, without limitation, the transactions contemplated by this Agreement) to the extent permitted by applicable Corporate Laws and required by Bancorp's Articles of Incorporation as in effect on March 31, 2001.

         (b) If after the Closing Date Bancorp or its successors or assigns (i) shall consolidate with or merge into any other corporation or entity and shall not be the continuing or surviving entity of such consolidation or merger, or
(ii) shall transfer all or substantially all of its properties and assets to any individual, corporation or other entity, then and in each such case, FBA shall cause Bancorp's successors and assigns to assume any remaining obligations set forth in this Section 5.05. If Bancorp shall liquidate, dissolve or otherwise wind up its business, then FBA shall indemnify, defend and hold harmless each Indemnified Party to the same extent and on the same terms that Bancorp was so obligated pursuant to this Section 5.05.

         (c) BYL shall be permitted to maintain up to $3 million in aggregate directors' and officers' liability insurance coverage for acts or omissions occurring prior to the Effective Time by persons who are currently covered by the directors' and officers' liability insurance policy maintained by BYL and to purchase an extension of the claims reporting period for the policy providing such coverage for a period of four years following the Effective Date. The total premium for the four-year extension of the claims reporting period shall not exceed $40,000.

         Section 5.06 Access to Information. FBA and FB&T shall disclose and make available to Bancorp all books, documents, papers and records relating to the assets, stock ownership, properties, operations, obligations and liabilities of FBA and FB&T including, but not limited to, all books of account (including the general ledger), tax records, minute books of directors' and shareholders' meetings, organizational documents, material contracts and agreements, loan files, filings with any regulatory authority, accountants' workpapers (if available and subject to the respective independent accountants' consent), litigation files, plans affecting employees, and any other business activities or prospects in which FBA may have a reasonable and legitimate interest in furtherance of the transactions contemplated by this Agreement. However, FBA and FB&T shall not be required to disclose or make available to Bancorp any documents or minutes that discuss Bancorp or Bank and the rights of FBA and FB&T under the terms of this Agreement. Bancorp will hold any such information which is nonpublic in confidence in accordance with the provisions of Section 8.01 hereof.

         Section 5.07 Conduct of Business. From the date of this Agreement until the Effective Time, FBA and FB&T will conduct their respective businesses in accordance with safe and sound business practices.

                                   ARTICLE VI

                       CONDITIONS PRECEDENT TO THE MERGER

         Section 6.01 Conditions to the Obligations of FBA and FB&T. The obligations of FBA and FB&T to effect the Merger and the other transactions contemplated by this Agreement shall be subject to the satisfaction (or waiver by FBA and FB&T) prior to or on the Closing Date of the following conditions:

         (a) the representations and warranties made by Bancorp and Bank in this Agreement shall be true in all material respects on and as of the Closing Date with the same effect as though such representations and warranties had been made or given on and as of the Closing Date;

         (b) Bancorp and Bank shall have performed and complied in all material respects with all of its obligations and agreements required to be performed prior to the Closing Date;

         (c) no temporary restraining order, preliminary or permanent injunction or other order issued by any court of competent jurisdiction or other legal restraint or prohibition preventing the consummation of the Merger or the Bank Merger shall be in effect, nor shall any proceeding by any regulatory authority or other person seeking any of the foregoing be pending. There shall not be any action taken, or any statute, rule, regulation or order enacted, entered, enforced or deemed applicable to the Merger or the Bank Merger which makes the consummation thereof illegal;

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

         (f) FBA shall have received all documents required to be received from Bancorp, including without limitation the consents referred to in Section 4.07, on or prior to the Closing Date, all in form and substance reasonably satisfactory to FBA; and

         (g) the Bank Merger shall have been authorized by all necessary parties, and any regulatory approvals required in connection therewith shall have been granted.

         Section 6.02 Conditions to the Obligations of Bancorp and Bank. The obligations of Bancorp and Bank to effect the Merger and the other transactions contemplated by this Agreement shall be subject to the satisfaction (or waiver by Bancorp and Bank) prior to or on the Closing Date of the following conditions:

         (a) the representations and warranties made by FBA and FB&T in this Agreement shall be true in all material respects on and as of the Closing Date with the same effect as though such representations and warranties had been made or given on the Closing Date;

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

                                   ARTICLE VII

                                   TERMINATION

         Section 7.01 Mutual Agreement. This Agreement may be terminated by the mutual written agreement of the parties at any time prior to the Closing Date, regardless of whether approval of this Agreement and the Merger by the shareholders of Bancorp shall have been previously obtained.

         Section 7.02 Breach of Agreements. In the event that there is a material breach of any of the representations and warranties or agreements of FBA or FB&T, on one hand, or Bancorp or Bank, on the other hand, which breach is not cured within thirty (30) days after notice to cure such breach is given to the breaching party by the non-breaching party, then the non-breaching parties, regardless of whether approval of this Agreement and the Merger by the shareholders of Bancorp shall have been previously obtained, may terminate and cancel this Agreement by providing written notice of such action to the other parties. FBA and FB&T acknowledge that the institution by PBOC Holdings, Inc. ("PBOC") or People's Bank of California ("People's Bank") or any of their respective successors of any legal proceedings against Bancorp or Bank related to the transactions contemplated by the Agreement and Plan of Reorganization dated as of November 1, 2000 between PBOC, People's Bank, Bancorp and Bank shall not constitute a material breach of the representations and warranties of Bancorp or Bank contained in this Agreement, entitling FBA and FB&T to terminate this Agreement.

          Section 7.03 Failure of Conditions. In the event that any of the conditions to the obligations of a party are not satisfied or waived on or prior to the Closing Date, and if any applicable cure period provided in Section 7.02 hereof has lapsed, then such party may, regardless of whether approval of the transactions contemplated by this Agreement by the shareholders of Bancorp shall have been previously obtained, terminate and cancel this Agreement by delivery of written notice of such action to the other parties.

         Section 7.04 Denial of Regulatory Approval. If any regulatory application filed pursuant to Section 5.01 hereof should be finally denied or disapproved by a regulatory authority, then this Agreement thereupon shall be deemed terminated and canceled; provided, however, that a request for additional information or undertaking by FBA, as a condition for approval, shall not be deemed to be a denial or disapproval so long as FBA diligently provides the requested information or undertaking. In the event an application is denied pending an appeal, petition for review or similar such act on the part of FBA (hereinafter referred to as the "Appeal"), then the application will be deemed denied unless FBA prepares and timely files and continues to pursue an Appeal seeking the necessary approval.

         Section  7.05     Environmental   Reports.   FBA   may  terminate  this
Agreement to the extent provided in Section 4.05 by giving written notice of such termination to Bancorp.

         Section 7.06 Regulatory Enforcement Matters. In the event that Bancorp or any Bancorp Subsidiary shall become a party or subject to any material written agreement, memorandum of understanding, cease and desist order, imposition of civil money penalties or other regulatory enforcement action or proceeding with any regulatory authority after the date of this Agreement, then FBA may terminate this Agreement by giving written notice of such termination to Bancorp; provided, however, that the matters identified in Section 2.06 of the Disclosure Schedule shall not be a basis of such a termination.

         Section 7.07 Unilateral Termination. If the Closing Date shall not have occurred on or prior to the day which is 240 days after the date of this Agreement, then this Agreement may be terminated by any party by giving written notice to the other parties.

         Section 7.08 Liquidated Damages. In the event that either FBA or Bancorp shall have breached any provision of this Agreement and the other party shall have properly terminated this Agreement pursuant to Section 7.020, then the party breaching this Agreement shall be liable to the non-breaching party for liquidated damages in the amount of $2,500,000.00. The amount of liquidated damages has been agreed to by the parties based upon their good faith analysis of the range of actual damages likely to be sustained by a non-breaching party, recognizing that the actual damages, including but not limited to fees of attorneys and other advisers, other out-of-pocket costs, opportunity costs and other potential direct and consequential damages would be difficult to ascertain with certainty; that the amount of liquidated damages is a reasonable amount as of the time this Agreement has been negotiated; and that no portion of such damages is intended to operate as a penalty to any party.

         Section 7.09 Acquisition Proposal. Bancorp may terminate this Agreement if its Board of Directors shall have approved an Acquisition Proposal after determining, upon the basis of the written legal advice of outside counsel (who may be Bancorp's regular outside counsel), that such approval is required in the exercise of its fiduciary obligations under applicable law.

         Section  7.10     Break-up Fee.

         (a) Bancorp hereby agrees to pay to FBA, and FBA shall be entitled to payment of, a fee in the amount of $2,500,000.00 (the "Fee") in immediately available funds within five (5) business days following the occurrence of a Purchase Event (as defined herein), provided that the right to receive the Fee shall terminate if any of the following (a "Fee Termination Event") occurs prior to the occurrence of a Purchase Event: (i) the Effective Time of the Merger;
(ii) termination of this Agreement in accordance with the provisions hereof if such termination occurs prior to the occurrence of a Preliminary Purchase Event (as defined herein), except a termination by FBA pursuant to Section7.020 hereof; or (iii) the expiration of eighteen months after termination of this Agreement if such termination follows the occurrence of a Preliminary Purchase Event or a termination by FBA pursuant to Section 7.02 0 hereof (provided that if a Preliminary Purchase Event continues or occurs beyond such termination, the Fee Termination Event shall be eighteen months after the expiration of the Last Preliminary Purchase Event but in no event more than 24 months after such termination). The "Last Preliminary Purchase Event" shall mean the last Preliminary Purchase Event to expire.

         (b) The term "Preliminary Purchase Event" shall mean any of the following events or transactions occurring after the date hereof:

                  (i) Bancorp, without having received FBA's prior written consent, shall have entered into an agreement to engage in an Acquisition Transaction (as defined herein) with any person (the term "person" for purposes of this Section 7.100 having the meaning assigned thereto in Sections 3(a)(9) and 13(d)(3) of the Exchange Act and the rules and regulations thereunder) other than FBA or a subsidiary of FBA (an "FBA Subsidiary"), or the Board of Directors of Bancorp shall have approved or recommended that the shareholders of Bancorp approve or accept any Acquisition Transaction with any person other than FBA or an FBA Subsidiary. For purposes of this Agreement, "Acquisition Transaction" shall mean (A) a merger, consolidation or any similar transaction involving Bancorp or a Bancorp Subsidiary, (B) a purchase, lease or other acquisition of all or substantially all of the assets of Bancorp or a Bancorp Subsidiary, (C) a purchase or other acquisition in compliance with applicable laws and regulations
         (including by way of merger, consolidation, share exchange or otherwise) of securities representing 10% or more of the voting power of Bancorp or a Bancorp Subsidiary, or (D) any transaction substantially similar in effect to any of the foregoing;

                  (ii) (A) any person (other than FBA, or an FBA Subsidiary, James F. Dierberg ("Dierberg"), any member of Dierberg's immediate family or any entity controlled by Dierberg or any member of Dierberg's immediate family) shall have acquired beneficial ownership or the right to acquire beneficial ownership of 10% or more of any class of voting securities of Bancorp or a Bancorp Subsidiary (the term "beneficial ownership" for purposes of this Agreement having the meaning assigned thereto under Section 13(d) of the Exchange Act and the rules and regulations thereunder), or (B) any group (as such term is defined in Section 13(d) of the Exchange Act) other than a group of which FBA or an FBA Subsidiary is a member, shall have been formed that beneficially owns 10% or more of any class of voting securities of Bancorp or a Bancorp Subsidiary;

                  (iii)    any person other than FBA or an FBA  Subsidiary shall
         have made a bona fide proposal to Bancorp or its shareholders, by public announcement or written communication, to engage in an Acquisition Transaction (including, without limitation, any transaction which any person other than FBA or an FBA Subsidiary shall have commenced, or shall have filed a registration statement under the Securities Act of 1933, as amended, with respect to a tender offer or exchange offer to purchase any shares of Bancorp Common such that, upon consummation of the offer, such person would own or control 25% or more of the then outstanding shares of Bancorp Common (such an offer being referred to herein as a "Tender Offer" or an "Exchange Offer," respectively);

                  (iv) after a proposal is made by a third party to Bancorp or its shareholders to engage in an Acquisition Transaction, Bancorp shall have breached any covenant or obligation contained in this Agreement, such breach would entitle FBA to terminate this Agreement under Section 7.02 of this Agreement and such breach shall not have been cured within thirty (30) days after written notice thereof from FBA;

                  (v) any person other than FBA or an FBA Subsidiary, other than in connection with a transaction to which FBA has given its prior written consent, shall have filed an application or notice with a governmental authority or regulatory or administrative agency or commission, domestic or foreign, for approval to engage in an Acquisition Transaction; or

                  (vi) the holders of Bancorp Common shall not have approved this Agreement at the meeting of shareholders held for the purpose of voting on this Agreement, such meeting shall not have been held or shall have been canceled or adjourned prior to termination of this Agreement, or Bancorp's Board of Directors shall have withdrawn or modified in a manner adverse to FBA the recommendation of Bancorp's Board of Directors with respect to this Agreement, in each case after any person (other than FBA or an FBA Subsidiary) shall have (A) made or disclosed an intention to make a proposal to engage in an Acquisition Transaction or (B) commenced a Tender Offer or an Exchange Offer.

         (c) the Term "Purchase Event" shall mean either of the following events or transactions occurring after the date hereof:

                  (i) the acquisition by any person, other than FBA or an FBA Subsidiary, alone or together with such person's affiliates and associates, or any group (as defined in Section 13(d) of the Exchange
         Act), of beneficial ownership of 25% or more of the then outstanding voting securities of Bancorp; or

                  (ii)     the   occurrence  of   a  Preliminary  Purchase Event
         described in Section 7.10(b)(i), except that the percentage referred to in clause (C) shall be 25%.

         (d) Bancorp shall notify FBA promptly in writing of its knowledge of the occurrence of any Preliminary Purchase Event or Purchase Event, but such notice by Bancorp shall not be a condition precedent to the right of FBA to receive payment of the Fee.


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

         Section 8.02 Publicity. FBA and Bancorp shall cooperate with each other in the development and distribution of all news releases and other public disclosures concerning this Agreement and the Merger. No party shall issue any news release or make any other public disclosure without the prior consent of the other parties, unless such is required by law upon the written advice of counsel or is in response to published newspaper or other mass media reports regarding the transactions contemplated hereby, in which latter event the parties shall consult with each other to the extent practicable regarding such responsive disclosure.

         Section 8.03 Return of Documents. Upon termination of this Agreement without the Merger becoming effective, each party shall deliver to the others originals and all copies of all Information made available to such party and will not retain any copies, extracts or other reproductions, in whole or in part, of such Information.

         Section 8.04 Notices. Any notice or other communication shall be in writing and shall be deemed to have been given or made on the date of delivery, in the case of hand delivery, or three (3) business days after deposit in the United States registered or certified mail, return receipt requested, postage prepaid, or upon receipt if transmitted by facsimile telecopy or any other means, addressed (in any case) as follows:

        (a)       if to FBA:

                           First Banks America, Inc.
                           600 James S. McDonnell Boulevard
                           Mail Stop 014
                           Hazelwood, Missouri 63042
                           Attention:  Mr. Allen H. Blake
                           Facsimile: (314) 592-6627

                  if to FB&T:

                           First Bank & Trust
                           550 Montgomery Street
                           San Francisco, California 94111
                           Attention: Mr. Terrance M. McCarthy, President
                           Facsimile: (415) 782-0536

                  with a copy to:

                           John S. Daniels
                           Attorney at Law
                           6440 North Central Expressway
                           Suite 503
                           Dallas, Texas 75206
                           Facsimile: (214) 368-9094



        (b)       if to Bancorp:

                           BYL Bancorp
                           1875 N. Tustin Avenue
                           Orange, California 92865
                           Attn:  Robert Ucciferri
                           President and Chief Executive Officer
                           Facsimile: (714) 685-1372

        (c)       if to Bank

                           BYL Bank Group
                           1875 N. Tustin Avenue
                           Orange, California 92865
                           Attn:  Robert Ucciferri
                           President and Chief Executive Officer
                           Facsimile: (714) 685-1372

                  with a copy to:

                           Knecht & Hansen
                           1301 Dove Street
                           Suite 900
                           Newport Beach, California
                           Attn: Loren P. Hansen, Esq.
                           Facsimile: (949) 851-1732

or to such other address as any party may from time to time designate by notice to the others.

Section 8.05 Nonsurvival of Representations, Warranties and Agreements. Except for the agreements set forth in Section 5.04, Section 5.05, Section 8.01 and Section 8.06 hereof, no representation, warranty or agreement contained in this Agreement shall survive the Closing. In the event that this Agreement is terminated prior to Closing, the representations, warranties and agreements set forth herein shall survive such termination.

Section 8.06 Costs and Expenses. Except as otherwise provided herein, each party shall pay its own costs and expenses incurred in connection with this Agreement and the matters contemplated hereby, including without limitation all fees and expenses of attorneys, accountants, brokers, financial advisors and other professionals.

Section 8.07 Entire Agreement. This Agreement, together with the Escrow Agreement, constitutes the entire agreement among the parties and supersedes and cancels any and all prior discussions, negotiations, undertakings, agreements in principle and other agreements among the parties relating to the subject matter hereof.

Section 8.08 Headings and Captions. The captions of Articles and Sections hereof are for convenience only and shall not control or affect the meaning or construction of any of the provisions of this Agreement.

Section 8.09      Waiver,  Amendment or  Modification.  The  conditions of  this
Agreement which may be waived may only be waived by a written instrument delivered to the other party. The failure of any party at any time or times to require performance of any provision hereof shall in no manner affect the right at a later time to enforce the same. This Agreement may not be amended or modified except by a written document duly executed by the parties hereto.

Section 8.10      Rules of Construction.  Unless the context otherwise requires:
(a) a term has the meaning assigned to it; (b) an accounting term not otherwise defined has the meaning assigned to it in accordance with generally accepted accounting principles; (c) "or" is not exclusive; and (d) words in the singular may include the plural and in the plural include the singular.

Section 8.11 Counterparts. This Agreement may be executed in multiple counterparts, each of which shall be deemed an original and all of which shall be deemed one and the same instrument.

Section 8.12 Successors and Assigns. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns. There shall be no third party beneficiaries hereof.

Section 8.13 Governing Law. This Agreement shall be governed by the laws of the State of California and any applicable federal laws and regulations.

         IN WITNESS WHEREOF, the parties have caused this Agreement to be signed by their respective officers thereunto duly authorized, all as of the date first written above.

                                    FIRST BANKS AMERICA, INC.


                                    By:  /s/ Allen H. Blake
                                    ------------------------------------------
                                    Its: Executive Vice President and
                                         Chief Operating Officer
                                    ------------------------------------------


                                    FIRST BANK & TRUST


                                    By:  /s/ Allen H. Blake
                                    ------------------------------------------
                                    Its: Vice President
                                    ------------------------------------------


                                    BYL BANCORP


                                    By:  /s/ Robert Ucciferri
                                    ------------------------------------------
                                    Its: President and Chief Executive Officer
                                    ------------------------------------------


                                    BYL BANK GROUP


                                    By:  /s/ Robert Ucciferri
                                    ------------------------------------------
                                    Its: President and Chief Executive Officer
                                    ------------------------------------------

                                    EXHIBIT A

                               AGREEMENT OF MERGER

         This Agreement of Merger is entered into between Newco, a California corporation ("Merging Corporation"), and BYL Bancorp, a California corporation ("Surviving Corporation").

         1.       Merging   Corporation  shall   be    merged   into   Surviving
Corporation.

         2.       The  outstanding  shares  of  Surviving  Corporation  shall be
converted into the right to receive cash  consideration of  $       per share.

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

         5. The effect and the effective date of the merger shall be as prescribed by applicable law.

         In Witness Whereof, the parties have executed  this Agreement of Merger
 as of                        , 2001.


NEWCO                                           BYL BANCORP


--------------------------                      ----------------------------
President                                       President


--------------------------                      ----------------------------
Secretary                                       Secretary

                                    EXHIBIT B

                               AGREEMENT OF MERGER

         This Agreement of Merger is entered into between BYL Bank Group, a California banking corporation ("Merging Corporation"), and First Bank & Trust, a California banking corporation ("Surviving Corporation").

         1.       Merging   Corporation   shall   be   merged   into   Surviving
Corporation.

         2.       The  outstanding  shares  of  Surviving  Corporation shall  be
converted into the right to receive cash  consideration of  $         per share.

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

         5. The effect and the effective date of the merger shall be as prescribed by applicable law.

         In Witness Whereof, the parties have executed this Agreement of  Merger
as of          , 2001.


BYL BANK GROUP                                       FIRST BANK & TRUST

--------------------------                           --------------------------
President                                            President


--------------------------                           --------------------------
Secretary                                            Secretary

                                    EXHIBIT C

                              Legal Opinion Matters
                                Bancorp and Bank

         1. The due incorporation, valid existence and good standing of Bancorp and Bank under the laws of the State of California, their corporate power and authority to own and operate their respective properties and to carry on their businesses as now conducted, and their corporate power and authority to enter into the Agreement and the Merger Agreement and to consummate the transactions contemplated thereby.

         2. The due incorporation, valid existence and good standing of each of the Bancorp Subsidiaries other than Bank, their power and authority to own and operate their properties and the possession of all licenses, permits and
authorizations   required  to  carry  on  their  respective  businesses  as  now conducted.

         3. With respect to Bancorp: (i) the number of authorized, issued and outstanding shares of capital stock of Bancorp immediately prior to the Closing,
(ii) the nonexistence of any violation of the preemptive or subscription rights of any person, (iii) the nonexistence of any outstanding options, warrants, or other rights to acquire, or securities convertible into, any equity security of Bancorp, except as set forth in Section 2.01 of the Agreement and (iv) the nonexistence of any obligation, contingent or otherwise, to reacquire any shares of capital stock of Bancorp.

         4. With respect to each of the Bancorp Subsidiaries: (i) the number of authorized, issued and outstanding shares of capital stock of such subsidiary;
(ii) the valid ownership by Bancorp of all outstanding shares thereof, free and clear of any claims, interests, liens, security interests and encumbrances;
(iii) the nonexistence of any outstanding options, warrants, or other rights to acquire, or securities convertible into, any equity security of such subsidiary; and (iv) the nonexistence of any obligation, contingent or otherwise, to reacquire any shares of capital stock of such subsidiary.

         5. The due and proper performance of all corporate acts and other corporate proceedings necessary or required to be taken by Bancorp and Bank to authorize the execution, delivery and performance of the Agreement and the Merger Agreement, the due execution and delivery of the Agreement and the Merger Agreement by Bancorp and Bank, and the Agreement and the Merger Agreement as valid and binding obligations of Bancorp and Bank, enforceable against them in accordance with their respective terms (subject to the provisions of bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium or similar laws affecting the enforceability of creditors' rights generally from time to time in effect, and equitable principles relating to the granting of specific performance and other equitable remedies as a matter of judicial discretion).

         6. The execution of the Agreement and the Merger Agreement by Bancorp and Bank and the consummation of the Merger do not violate or cause a default under their respective Articles of Incorporation or Bylaws, any statute, regulation or rule applicable to Bancorp or Bank or any judgment, order or decree known to counsel against, or any agreement binding upon Bancorp or Bank.

         7. The receipt of all required consents, approvals, orders and authorizations of, and registrations, declaration and filings with and notices to, any court, administrative agency and commission and other governmental authority and instrumentality, domestic and foreign, and the approval of Bancorp's shareholders, in connection with the execution and delivery of the Agreement and the Merger Agreement by Bancorp, the performance of its obligations thereunder and the consummation of the transactions contemplated therein.

         8. The nonexistence of knowledge of any material actions, suits, proceedings, orders, investigations or claims pending or threatened against or affecting Bancorp or any Bancorp Subsidiary which, if adversely determined, would have a material adverse effect upon their respective properties or assets or the consummation of the Merger.

                                    EXHIBIT D

                              Legal Opinion Matters
                                  FBA and FB&T

         1. The due incorporation, valid existence and good standing of FBA and FB&T under the laws of the States of Delaware and California, respectively, their corporate power and authority to own and operate their respective properties and to carry on their businesses as now conducted, and their corporate power and authority to enter into the Agreement and the Merger Agreement and to consummate the transactions contemplated by the Agreement and the Merger Agreement.

         2. The due incorporation or organization, valid existence and good standing of Newco and its power and authority to enter into and consummate the Merger Agreement.

         3. The due and proper performance of all corporate acts and other corporate proceedings necessary or required to be taken by FBA and FB&T to authorize the execution, delivery and performance of the Agreement and the Merger Agreement, the due execution and delivery of the Agreement and the Merger Agreement by FBA and FB&T, and the Agreement and the Merger Agreement as the valid and binding obligations of FBA and FB&T, enforceable against them in accordance with their respective terms (subject to the provisions of bankruptcy, insolvency, fraudulent conveyance, reorganization, moratorium or similar laws affecting the enforceability of creditors' rights generally from time to time in effect, and equitable principles relating to the granting of specific performance and other equitable remedies as a matter of judicial discretion).

         4. The execution of the Agreement by FBA and FB&T and of the Merger Agreement by Newco, and the consummation of the Merger do not violate or cause a default under their respective Certificate or Articles of incorporation or Bylaws, any statute, regulation or rule applicable to FBA, FB&T or Newco or any judgment, order or decree known to counsel against, or any material agreement known to counsel and binding upon, FBA, FB&T or Newco.

         5. The receipt of all required consents, approvals, orders and authorizations of, and registrations, declaration and filings with and notices to, any court, administrative agency and commission and other governmental authority and instrumentality, domestic and foreign, and every other person and entity known by counsel to be required to be obtained or made by FBA, FB&T or Newco in connection with the execution and delivery of the Agreement and the Merger Agreement, the performance of their respective obligations thereunder or the consummation of the transactions contemplated therein.

         6. The nonexistence of any material actions, suits, proceedings, orders, investigations or claims pending or threatened against or affecting FBA, FB&T or Newco which, if adversely determined, would have a material adverse effect upon the consummation of the Merger.