Form 10-Q
period 2001-09-30
FIRST BANKS AMERICA INC
filed 2001-11-13
CIK 310979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                      Yes                     No      X
                           --------               ---------


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                          Shares outstanding
              Class                                       at October 31, 2001
              -----                                       -------------------

  Common Stock, $0.15 par value                              10,356,060
  Class B Common Stock, $0.15 par value                       2,500,000

                            FIRST BANKS AMERICA, INC.

                                TABLE OF CONTENTS





                                                                                                             Page
                                                                                                             ----

PART I.         FINANCIAL INFORMATION

        ITEM 1. FINANCIAL STATEMENTS - (UNAUDITED):

                CONSOLIDATED BALANCE SHEETS.........................................................           1

                CONSOLIDATED STATEMENTS OF INCOME...................................................           3

                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    AND COMPREHENSIVE INCOME........................................................           4

                CONSOLIDATED STATEMENTS OF CASH FLOWS...............................................           5

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................................           6

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS........................................................          12

        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................          24

PART II.        OTHER INFORMATION

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K....................................................          25

SIGNATURES..........................................................................................          26


                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                            FIRST BANKS AMERICA, INC.

                    CONSOLIDATED BALANCE SHEETS - (UNAUDITED)
        (dollars expressed in thousands, except share and per share data)



                                                                                       September 30,    December 31,
                                                                                            2001           2000
                                                                                            ----           ----

                                                ASSETS
                                                ------

Cash and cash equivalents:
    Cash and due from banks...........................................................  $    71,342          96,934
    Interest-bearing deposits with other financial institutions
       with maturities of three months or less........................................        4,652           3,101
    Federal funds sold................................................................       59,600          53,175
                                                                                        -----------     -----------
         Total cash and cash equivalents..............................................      135,594         153,210
                                                                                        -----------     -----------

Investment securities:
    Available for sale, at fair value.................................................      340,010         330,557
    Held to maturity, at amortized cost (fair value of $4,086 and $4,615
       at September 30, 2001 and December 31, 2000, respectively).....................        3,988           4,662
                                                                                        -----------     -----------
         Total investment securities..................................................      343,998         335,219
                                                                                        -----------     -----------
Loans:
    Commercial and financial..........................................................      696,878         686,426
    Real estate construction and development..........................................      447,275         444,218
    Real estate mortgage..............................................................      870,246         883,103
    Consumer and installment..........................................................       28,081          50,247
                                                                                        -----------     -----------
         Total loans..................................................................    2,042,480       2,063,994
    Unearned discount.................................................................       (6,554)         (5,317)
    Allowance for loan losses.........................................................      (36,203)        (37,930)
                                                                                        -----------     -----------
         Net loans....................................................................    1,999,723       2,020,747
                                                                                        -----------     -----------

Derivative instruments................................................................       48,604              --
Bank premises and equipment, net of depreciation and amortization.....................       39,769          45,526
Intangibles associated with the purchase of subsidiaries, net of amortization.........       72,728          74,609
Accrued interest receivable...........................................................       18,743          20,048
Deferred tax assets...................................................................       37,999          45,308
Other assets..........................................................................       41,985          46,712
                                                                                        -----------     -----------
         Total assets.................................................................  $ 2,739,143       2,741,379
                                                                                        ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST BANKS AMERICA, INC.

              CONSOLIDATED BALANCE SHEETS, CONTINUED - (UNAUDITED) (dollars expressed in thousands, except share and per share data)



                                                                                        September 30,   December 31,
                                                                                            2001           2000
                                                                                            ----           ----

                                              LIABILITIES
                                              -----------

Deposits:
    Demand:
      Non-interest-bearing............................................................  $   432,154         475,785
      Interest-bearing................................................................      235,906         195,585
    Savings...........................................................................      814,181         766,587
    Time deposits:
      Time deposits of $100 or more...................................................      307,291         301,649
      Other time deposits.............................................................      500,489         566,750
                                                                                        -----------     -----------
         Total deposits...............................................................    2,290,021       2,306,356

Note payable..........................................................................       46,100          98,000
Short-term borrowings.................................................................       63,541          57,585
Accrued interest payable..............................................................       12,308           8,434
Deferred tax liabilities..............................................................       19,555           5,525
Accrued expenses and other liabilities................................................       16,156          24,290
                                                                                        -----------     -----------
         Total liabilities............................................................    2,447,681       2,500,190
                                                                                        -----------     -----------

Guaranteed preferred beneficial interest in First Banks
    America, Inc. subordinated debentures.............................................       44,327          44,280
                                                                                        -----------     -----------

                                         STOCKHOLDERS' EQUITY
                                         --------------------


Common stock:
    Common stock, $0.15 par value; 15,000,000 shares authorized;
      9,612,703 shares and 9,610,703 shares issued
      at September 30, 2001 and December 31, 2000, respectively.......................        1,442           1,442
    Class B common stock, $0.15 par value; 4,000,000 shares
      authorized; 2,500,000 shares issued and outstanding at
      September 30, 2001 and December 31, 2000........................................          375             375
Capital surplus.......................................................................      154,540         153,929
Retained earnings since elimination of accumulated deficit
    effective December 31, 1994.......................................................       64,544          40,894
Common treasury stock, at cost; 60,400 shares and 4,500 shares
    at September 30, 2001 and December 31, 2000, respectively.........................       (1,332)            (76)
Accumulated other comprehensive income................................................       27,566             345
                                                                                        -----------     -----------
         Total stockholders' equity...................................................      247,135         196,909
                                                                                        -----------     -----------
         Total liabilities and stockholders' equity...................................  $ 2,739,143       2,741,379
                                                                                        ===========     ===========

                            FIRST BANKS AMERICA, INC.

                 CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
             (dollars expressed in thousands, except per share data)

                                                                                   Three months ended      Nine months ended
                                                                                      September 30,          September 30,
                                                                                ---------------------    ------------------
                                                                                  2001          2000       2001       2000
                                                                                  ----          ----       ----       ----

Interest income:
    Interest and fees on loans..............................................    $45,467       39,897     141,784    112,692
    Investment securities...................................................      3,700        3,349      12,439      9,945
    Federal funds sold and other............................................      1,618        1,769       3,682      4,018
                                                                                -------      -------     -------    -------
         Total interest income..............................................     50,785       45,015     157,905    126,655
                                                                                -------      -------     -------    -------
Interest expense:
    Deposits:
      Interest-bearing demand...............................................        939          559       2,780      1,719
      Savings...............................................................      6,644        6,591      21,748     17,703
      Time deposits of $100 or more.........................................      3,987        4,677      12,773      7,571
      Other time deposits...................................................      6,652        6,088      22,765     22,211
    Note payable............................................................        792           32       3,659        246
    Short-term borrowings...................................................        596          440       1,804      1,167
                                                                                -------      -------     -------    -------
         Total interest expense.............................................     19,610       18,387      65,529     50,617
                                                                                -------      -------     -------    -------
         Net interest income................................................     31,175       26,628      92,376     76,038
Provision for loan losses...................................................      2,000          365       2,910      1,817
                                                                                -------      -------     -------    -------
         Net interest income after provision for loan losses................     29,175       26,263      89,466     74,221
                                                                                -------      -------     -------    -------
Noninterest income:
    Service charges on deposit accounts and customer service fees...........      2,354        1,990       6,611      5,523
    (Loss) gain on sales of securities, net.................................        (32)        (180)       (219)       199
    Gain on derivative instruments, net.....................................      5,108           --       7,995         --
    Other income............................................................      1,593        1,476       5,358      3,229
                                                                                -------      -------     -------    -------
         Total noninterest income...........................................      9,023        3,286      19,745      8,951
                                                                                -------      -------     -------    -------
Noninterest expense:
    Salaries and employee benefits..........................................      7,962        6,215      24,340     18,952
    Occupancy, net of rental income.........................................      2,353        2,077       7,340      5,983
    Furniture and equipment.................................................      1,048          829       2,900      2,691
    Postage, printing and supplies..........................................        489          323       1,290      1,082
    Data processing fees....................................................      2,615        1,905       7,420      5,262
    Legal, examination and professional fees................................      3,061        1,805       7,802      5,177
    Amortization of intangibles associated with
    the purchase of subsidiaries............................................      1,385          797       4,146      2,138
    Guaranteed preferred debentures.........................................        975          975       2,925      2,945
    Other...................................................................      3,631        2,545      10,585      6,270
                                                                                -------      -------     -------    -------
         Total noninterest expense..........................................     23,519       17,471      68,748     50,500
                                                                                -------      -------     -------    -------
         Income before provision for income tax expense and cumulative
           effective of change in accounting principle......................     14,679       12,078      40,463     32,672
Provision for income tax expense............................................      6,095        4,872      16,354     12,776
                                                                                -------      -------     -------    -------
         Income before cumulative effective of change
           in accounting principle..........................................      8,584        7,206      24,109     19,896
Cumulative effect of change in accounting principle, net of tax.............         --           --        (459)        --
                                                                                -------      -------     --------   -------
         Net income.........................................................    $ 8,584        7,206      23,650     19,896
                                                                                =======      =======     =======    =======
Earnings per common share:
    Basic:
      Income before cumulative effective of change in accounting principle..    $  0.71         0.59        2.00       1.64
      Cumulative effect of change in accounting principle, net of tax.......         --           --       (0.04)        --
                                                                                -------      -------     -------    -------
      Basic.................................................................    $  0.71         0.59        1.96       1.64
                                                                                =======      =======     =======    =======

    Diluted:
      Income before cumulative effective of change in accounting principle..    $  0.71         0.59        2.00       1.64
      Cumulative effect of change in accounting principle, net of tax.......         --           --       (0.04)        --
                                                                                -------      -------     -------    -------
      Diluted...............................................................    $  0.71         0.59        1.96       1.64
                                                                                =======      =======     =======    =======

Weighted average common stock outstanding (in thousands)....................     12,053       12,119      12,072     12,135
                                                                                =======      =======     =======    =======
The accompanying notes are an integral part of the consolidated financial statements.


                                  FIRST BANKS AMERICA, INC.

 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME - (UNAUDITED)
      Nine months ended September 30, 2001 and 2000 and three months ended December 31, 2000
                   (dollars expressed in thousands, except per share data)


                                                                                                                Accu-
                                                                                                               mulated
                                                                                                                other
                                                                                                               compre-    Total
                                                    Class B               Compre-                 Common       hensive   stock-
                                           Common    common    Capital     hensive   Retained     treasury      income   holders'
                                           stock     stock    surplus     income     earnings      stock       (loss)    equity
                                           -----     -----    -------     ------     --------      -----       ------    ------

Consolidated balances,
   December 31, 1999....................  $1,441     375     161,613                  25,097      (11,369)    (2,644)    174,513
Nine months ended September 30, 2000:
   Comprehensive income:
    Net income..........................      --      --          --      19,896      19,896           --         --      19,896
    Other comprehensive income,
      net of tax - unrealized gains
      on securities, net of
      reclassification adjustment (1)...      --      --          --       1,327          --           --      1,327       1,327
                                                                          ------
    Comprehensive income................                                  21,223
                                                                          ======
   Compensation paid in stock...........      --      --          36                      --           --         --          36
   Exercise of stock options............       1      --          24                      --           --         --          25
   Repurchases of common stock..........      --      --          --                      --       (1,264)        --      (1,264)
   Pre-merger transactions of FB&T......      --      --       5,001                  (7,000)          --         --      (1,999)
                                          ------     ---     -------                  ------      -------     ------     -------
Consolidated balances,
   September 30, 2000...................   1,442     375     166,674                  37,993      (12,633)    (1,317)    192,534
Three months ended December 31, 2000:
   Comprehensive income:
    Net income..........................      --      --          --       7,901       7,901           --         --       7,901
    Other comprehensive income,
      net of tax - unrealized gains
      on securities, net of
      reclassification adjustment (1)...      --      --          --       1,662          --           --      1,662       1,662
                                                                          ------
    Comprehensive income................                                   9,563
                                                                          ======
   Repurchases of common stock..........      --      --          --                      --         (190)        --        (190)
   Retirement and reissuance of
      treasury stock....................      --      --     (12,747)                     --       12,747         --          --
   Pre-merger transactions of FB&T......      --      --           2                  (5,000)          --         --      (4,998)
                                          ------     ---     -------                  ------      -------    -------     -------
Consolidated balances,
   December 31, 2000....................   1,442     375     153,929                  40,894          (76)       345     196,909
Nine months ended September 30, 2001:
   Comprehensive income:
    Net income..........................      --      --          --      23,650      23,650           --         --     23,650
    Other comprehensive income,
      net of tax:
        Unrealized gains on
         securities, net of
         reclassification adjustment (1)..    --      --          --       2,764          --           --      2,764      2,764
        Derivative instruments:
         Cumulative effect of change
           in accounting principle.......     --      --          --       4,950          --           --      4,950      4,950
         Current period transactions.....     --      --          --      21,305          --           --     21,305     21,305
         Reclassification to earnings....     --      --          --      (1,798)         --           --     (1,798)    (1,798)
                                                                          ------
    Comprehensive income................                                  50,871
                                                                          ======
   Reduction of deferred tax asset
    valuation reserve...................      --      --         565                      --           --         --        565
   Compensation paid in stock...........      --      --          46                      --           --         --         46
   Repurchases of common stock..........      --      --          --                      --       (1,256)        --     (1,256)
                                          ------     ---     -------                  ------      -------    -------    -------
Consolidated balances,
   September 30, 2001...................  $1,442     375     154,540                  64,544       (1,332)    27,566    247,135
                                          ======     ===     =======                  ======      =======    =======    =======


(1) Disclosure of reclassification adjustment:
                                                                      Three months ended  Nine months ended  Three months ended
                                                                        September 30,       September 30,       December 31,
                                                                       ---------------     ---------------    ----------------
                                                                        2001      2000      2001      2000         2000
                                                                        ----      ----      ----      ----         ----

    Unrealized gains arising during the period........................  $ 658    1,109     2,622     1,456        1,648
    Less reclassification adjustment for (losses)
       gains included in net income...................................    (21)    (117)     (142)      129          (14)
                                                                        -----    -----     -----     -----        -----

    Unrealized gains on investment securities.........................  $ 679    1,226     2,764     1,327        1,662
                                                                        =====    =====     =====     =====        =====

The accompanying notes are an integral part of the consolidated financial statements.



                            FIRST BANKS AMERICA, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                        (dollars expressed in thousands)
                                                                                                Nine months ended
                                                                                                  September 30,
                                                                                                -----------------
                                                                                                2001         2000
                                                                                                ----         ----

Cash flows from operating activities:
    Net income............................................................................   $   23,650       19,896
    Adjustments to reconcile net income to cash provided by operating activities:
        Cumulative effect of change in accounting principle, net of tax...................          459           --
        Depreciation, amortization and accretion, net.....................................        5,995        4,052
        Provision for loan losses.........................................................        2,910        1,817
        Provision for income tax expense..................................................       16,354       12,776
        Payments of income taxes..........................................................       (3,571)     (10,990)
        Loss (gain) on sales of securities, net...........................................          219         (199)
        Gain on derivative instruments, net...............................................       (7,995)          --
        Decrease (increase) in accrued interest receivable................................        1,305       (1,733)
        Interest accrued on liabilities...................................................       65,529       50,617
        Payments of interest on liabilities...............................................      (61,655)     (48,238)
        Other operating activities, net...................................................      (11,373)      (4,849)
                                                                                             ----------    ---------
              Net cash provided by operating activities...................................       31,827       23,149
                                                                                             ----------    ---------

Cash flows from investing activities:
    Cash paid for acquired subsidiaries, net of cash and cash equivalents received........           --       (9,115)
    Proceeds from sales of investment securities available for sale.......................       59,871       10,270
    Maturities of investment securities available for sale................................      305,330      106,283
    Maturities of investment securities held to maturity..................................          693           22
    Purchases of investment securities available for sale.................................     (369,006)     (55,072)
    Proceeds from termination of swap agreements..........................................        2,659           --
    Net decrease (increase) in loans......................................................       15,052     (145,289)
    Recoveries of loans previously charged-off............................................        3,062        4,179
    Purchases of bank premises and equipment..............................................         (917)      (2,017)
    Proceeds from sales of other real estate..............................................           11          900
    Other investing activities, net.......................................................         (907)        (932)
                                                                                             ----------    ---------
              Net cash provided by (used in) investing activities.........................       15,848      (90,771)
                                                                                             ----------    ---------

Cash flows from financing activities:
    Other (decreases) increases in deposits:
      Demand and savings deposits.........................................................       44,284      135,015
      Time deposits.......................................................................      (62,375)      38,980
    Decrease in federal funds purchased...................................................           --      (27,500)
    Increase in securities sold under agreements to repurchase............................        5,956       18,537
    Advances drawn on note payable........................................................           --        9,200
    Repayments of note payable............................................................      (51,900)      (9,200)
    Exercise of stock options.............................................................           --           25
    Repurchases of common stock for treasury..............................................       (1,256)      (1,264)
    Pre-merger transactions of First Bank & Trust.........................................           --       (1,999)
                                                                                             ----------    ---------
              Net cash (used in) provided by financing activities.........................      (65,291)     161,794
                                                                                             ----------    ---------
              Net (decrease) increase in cash and cash equivalents........................      (17,616)      94,172
Cash and cash equivalents, beginning of period............................................      153,210       97,296
                                                                                             ----------    ---------
Cash and cash equivalents, end of period..................................................   $  135,594      191,468
                                                                                             ==========    =========

Noncash investing and financing activities:
    Loans transferred to other real estate................................................   $       --          295
    Reduction of deferred tax asset valuation reserve.....................................          565           --
    Loans exchanged for and transferred to available-for-sale investment securities.......           --       17,207
    Compensation paid in stock............................................................           46           36
                                                                                             ==========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST BANKS AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION

         The consolidated financial statements of First Banks America, Inc. and subsidiaries (FBA or the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2000 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and conform to predominant practices within the banking industry. Management of FBA has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

         The consolidated financial statements include the accounts of the parent company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 2000 amounts have been made to conform to the 2001 presentation.

         FBA is majority owned by First Banks, Inc., St. Louis, Missouri (First Banks). Accordingly, First Banks has effective control over the management and policies of FBA and the election of its directors. First Banks' ownership interest in FBA was 93.27% and 92.86% at September 30, 2001 and December 31, 2000, respectively.

         FBA operates through its wholly owned subsidiary bank holding company, The San Francisco Company (SFC), which is headquartered in San Francisco, California, and SFC's wholly owned subsidiary bank, First Bank & Trust (FB&T), which is also headquartered in San Francisco, California.

(2)      ACQUISITION OF FIRST BANK & TRUST/RESTATEMENT OF FINANCIAL INFORMATION

         Effective October 31, 2000, FBA completed its acquisition of First Bank & Trust in a transaction accounted for as a combination of entities under common control. FBA acquired First Bank & Trust from First Banks. Prior to the acquisition, First Banks owned 84.42% of the outstanding common stock of FBA and all of the outstanding common stock of First Bank & Trust.

         The consolidated financial statements at September 30, 2000, and for the three and nine months then ended, give retroactive effect to this transaction and, as a result, the consolidated balance sheets, statements of income and statements of cash flows are presented as if the combining entities had been consolidated for all periods subsequent to First Banks' acquisition of First Bank & Trust on March 15, 1995. The consolidated statements of changes in stockholders' equity and comprehensive income reflect the accounts of FBA as if the common stock, excluding the treasury shares, issued to First Banks in exchange for its interest in First Bank & Trust had been outstanding for all periods subsequent to March 15, 1995.

(3)      ACQUISITIONS

         On October 16, 2001, FBA completed its acquisition of Charter Pacific Bank (Charter Pacific), Agoura Hills, California, in exchange for $19.3 million in cash. Charter Pacific was headquartered in Agoura Hills, California, and had one other branch office in Beverly Hills, California. At the time of the transaction, Charter Pacific had $101.5 million in total assets, $70.2 million in loans, net of unearned discount, $7.5 million in investment securities and $89.0 million in deposits. FBA funded the acquisition from an advance on the revolving line of credit it maintains with First Banks. Charter Pacific was merged with and into First Bank & Trust at the time of the transaction.

         On October 31,  2001,  FBA  completed  its  acquisition  of BYL Bancorp
(BYL), and its wholly owned banking subsidiary, BYL Bank Group, in exchange for $49.0 million in cash. BYL was headquartered in Orange, California, and had six other branch offices located in Orange and Riverside counties. At the time of the transaction, BYL had $281.5 million in total assets, $175.0 million in loans, net of unearned discount, $12.6 million in investment securities and $251.8 million in deposits. FBA funded the acquisition using a combination of dividends from FB&T, borrowings under a line of credit FBA maintains with First Banks and the sale of approximately 804,000 shares of additional common stock to First Banks. The common stock was sold to First Banks for $32.50 per share, a price set by FBA's Board of Directors based on recent trading prices for FBA's stock on the New York Stock Exchange. FBA intends to conduct a rights offering during the first quarter of 2002, whereby all of its stockholders will be given the right to purchase proportionate amounts of FBA common stock at the same price paid by First Banks. BYL Bank Group was merged with and into FB&T at the time of the transaction.

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

         Interest Rate Cap and Floor Agreements. Interest rate cap and floor agreements are accounted for at fair value. Changes in the fair value of interest rate cap and floor agreements are recognized in noninterest income on each monthly measurement date.

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

(5)      EARNINGS PER COMMON SHARE

         The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share (EPS) computations for the periods indicated:

                                                                                Income         Shares      Per share
                                                                              (numerator)   (denominator)   amount
                                                                              -----------   -------------   ------
                                                                              (in thousands, except per share data)

         Three months ended September 30, 2001:
              Basic EPS-- income before cumulative effect..................     $ 8,584       12,053        $  0.71
              Cumulative effect of change in accounting principle,
                 net of tax................................................          --           --             --
                                                                                -------       ------        -------
              Basic EPS - income available to common stockholders..........       8,584       12,053           0.71
              Effect of dilutive securities-- stock options................          --           --             --
                                                                                -------       ------        -------
              Diluted EPS-- income available to common stockholders........     $ 8,584       12,053        $  0.71
                                                                                =======       ======        =======

         Three months ended September 30, 2000:
              Basic EPS-- income available to common stockholders..........     $ 7,206       12,119        $  0.59
              Effect of dilutive securities-- stock options................          --           --             --
                                                                                -------       ------        -------
              Diluted EPS-- income available to common stockholders........     $ 7,206       12,119        $  0.59
                                                                                =======       ======        =======

         Nine months ended September 30, 2001:
              Basic EPS-- income before cumulative effect..................     $24,109       12,072        $  2.00
              Cumulative effect of change in accounting principle,
                 net of tax................................................        (459)          --          (0.04)
                                                                                -------       ------        -------
              Basic EPS - income available to common stockholders..........      23,650       12,072           1.96
                                                                                     --           --             --
                                                                                -------       ------        -------
              Diluted EPS-- income available to common stockholders........     $23,650       12,072        $  1.96
                                                                                =======       ======        =======

         Nine months ended September 30, 2000:
              Basic EPS-- income available to common stockholders..........     $19,896       12,135        $  1.64
              Effect of dilutive securities-- stock options................          --            2             --
                                                                                -------       ------        -------
              Diluted EPS-- income available to common stockholders........     $19,896       12,137        $  1.64
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

         First Banks provides management services to FBA and FB&T. Management services are provided under management fee agreements whereby FBA compensates First Banks for its use of personnel for various functions including internal audit, loan review, income tax preparation and assistance, accounting, asset/liability management and investment services, loan servicing and other management and administrative services. Fees paid under these agreements were $2.2 million and $5.8 million for the three and nine months ended September 30, 2001, and $1.4 million and $4.0 million for the comparable periods in 2000, respectively.

         First Services L.P., a limited partnership indirectly owned by First Banks' Chairman and his adult children, provides data processing services and various related services to FBA and FB&T under the terms of data processing agreements. Fees paid under these agreements were $2.6 million and $7.4 million for the three and nine months ended September 30, 2001, and $1.6 million and $4.7 million for the comparable periods in 2000, respectively.

         FB&T had $87.5 million and $108.2 million in whole loans and loan participations outstanding at September 30, 2001 and December 31, 2000, respectively, that were purchased from First Bank, a wholly owned banking subsidiary of First Banks. In addition, FB&T had sold $137.6 million and $146.1 million in whole loan and loan participations to First Bank at September 30, 2001 and December 31, 2000, respectively.

         FBA has a $100.0 million revolving note payable from First Banks on which the outstanding principal and accrued interest under the note payable were due and payable on June 30, 2005. On August 23, 2001, FBA and First Banks modified the note payable by making interest payable quarterly, shortening the maturity date to February 24, 2003, and securing the note by a pledge of FBA's stock in its subsidiaries. The borrowings under the note payable bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. The amounts outstanding under the note payable at September 30, 2001 and December 31, 2000, were $46.1 million and $98.0 million, respectively. The interest expense under the note payable was $792,000 and $3.7 million for the three and nine months ended September 30, 2001, and $32,000 and $246,000 for the comparable periods in 2000, respectively.

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

         Quantitative measures established by regulation to ensure capital adequacy require FBA and its subsidiary banks to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of September 30, 2001, FB&T was well capitalized under the applicable regulations. At September 30, 2001 and December 31, 2000, FBA's total capital ratio fell below the well-capitalized level, however, FBA remained adequately capitalized. FBA's reduction in the total capital ratio is primarily attributable to the acquisitions of Millennium Bank and SFC in December 2000, which added total assets of approximately $300.8 million.

         As of September 30, 2001, the most recent notification from FBA's primary regulator categorized FBA and FB&T as adequately capitalized and well capitalized, respectively, under the regulatory framework for prompt corrective action. To be categorized as well capitalized, FBA and FB&T must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.

         At September 30, 2001 and December 31, 2000, FBA's, FB&T's and Bank of San Francisco's (BSF) required and actual capital ratios were as follows:


                                                           Actual                                    To be well
                                                 ---------------------------     For capital      capitalized under
                                                 September 30,  December 31,      adequacy        prompt corrective
                                                     2001          2000           purposes        action provisions
                                                     ----          ----           --------        -----------------


         Total capital (to risk-weighted assets):
             FBA................................      9.20%         8.01%            8.0%               10.0%
             FB&T...............................     11.09         10.58             8.0                10.0
             BSF (1)............................        --         22.38             8.0                10.0

         Tier 1 capital (to risk-weighted assets):
             FBA................................      7.93          6.76             4.0                 6.0
             FB&T...............................      9.84          9.32             4.0                 6.0
             BSF (1)............................        --         21.42             4.0                 6.0

         Tier 1 capital (to average assets):
             FBA................................      7.40          7.34             3.0                 5.0
             FB&T...............................      9.19          9.27             3.0                 5.0
             BSF (1)............................        --         22.00             3.0                 5.0

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



         The business segment results are summarized as follows:

                                                        FB&T (1)          Corporate and other (2)          Consolidated totals
                                             -------------------------- ----------------------------   --------------------------
                                             September 30, December 31, September 30, December 31,     September 30, December 31,
                                                  2001        2000          2001        2000              2001          2000
                                                  ----        ----          ----        ----              ----          ----
                                                                     (dollars expressed in thousands)
Balance sheet information:

Investment securities.......................  $  342,074      330,478        1,924       4,741           343,998       335,219
Loans, net of unearned discount.............   2,035,926    2,058,628           --          49         2,035,926     2,058,677
Total assets................................   2,734,952    2,733,545        4,191       7,834         2,739,143     2,741,379
Deposits....................................   2,290,127    2,306,469         (106)       (113)        2,290,021     2,306,356
Stockholders' equity........................     338,738      333,186      (91,603)   (136,277)          247,135       196,909
                                              ==========    =========      =======    ========         =========     =========


                                                        FB&T (1)          Corporate and other (2)          Consolidated totals
                                              -------------------------   ---------------------------  --------------------------
                                                   Three months ended       Three months ended              Three months ended
                                                      September 30,            September 30,                  September 30,
                                              -------------------------   ----------------------       --------------------------
                                                 2001          2000        2001            2000          2001            2000
                                                 ----          ----        ----            ----          ----            ----
                                                                     (dollars expressed in thousands)
Income statement information:

Interest income.............................  $   50,773       44,945           12          70            50,785        45,015
Interest expense............................      18,818       18,381          792           6            19,610        18,387
                                               ---------    ---------      -------    --------         ---------     ---------
      Net interest income...................      31,955       26,564         (780)         64            31,175        26,628
Provision for loan losses...................       2,000          365           --          --             2,000           365
                                               ---------    ---------      -------    --------         ---------     ---------
      Net interest income after
        provision for loan losses...........      29,955       26,199         (780)         64            29,175        26,263
                                               ---------    ---------      -------    --------         ---------     ---------
Noninterest income..........................       9,023        3,354           --         (68)            9,023         3,286
Noninterest expense.........................      22,383       15,950        1,136       1,521            23,519        17,471
                                               ---------    ---------      -------    --------         ---------     ---------
      Income (loss) before provision
        (benefit)for income tax expense.....      16,595       13,603       (1,916)     (1,525)           14,679        12,078
Provision (benefit) for income tax expense..       6,751        5,392         (656)       (520)            6,095         4,872
                                               ---------    ---------      -------    --------         ---------     ---------
      Net income (loss).....................  $    9,844        8,211       (1,260)     (1,005)            8,584         7,206
                                              ==========    =========      =======    ========         =========     =========


                                                        FB&T (1)          Corporate and other (2)          Consolidated totals
                                              -------------------------   --------------------------   --------------------------
                                                    Nine months ended        Nine months ended            Nine months ended
                                                      September 30,            September 30,                September 30,
                                              -------------------------   ----------------------       --------------------------
                                                 2001          2000        2001            2000         2001             2000
                                                 ----          ----        ----            ----         ----             ----
                                                                    (dollars expressed in thousands)
Income statement information:

Interest income.............................  $  157,851      126,413           54         242           157,905       126,655
Interest expense............................      61,870       50,422        3,659         195            65,529        50,617
                                              ----------    ---------      -------    --------        ----------     ---------
      Net interest income...................      95,981       75,991       (3,605)         47            92,376        76,038
Provision for loan losses...................       2,910        1,817           --          --             2,910         1,817
                                              ----------    ---------      -------    --------        ----------     ---------
      Net interest income after
        provision for loan losses...........      93,071       74,174       (3,605)         47            89,466        74,221
                                              ----------    ---------      -------    --------        ----------     ---------
Noninterest income..........................      19,876        9,197         (131)       (246)           19,745         8,951
Noninterest expense.........................      65,346       47,068        3,402       3,432            68,748        50,500
                                              ----------    ---------      -------    --------        ----------     ---------
      Income (loss) before provision
        (benefit)for income tax expense and
        cumulative effect of change
        in accounting principle.............      47,601       36,303       (7,138)     (3,631)           40,463        32,672
Provision (benefit) for income tax expense..      18,807       14,419       (2,453)     (1,643)           16,354        12,776
                                              ----------    ---------      -------    --------        ----------     ---------
      Income (loss) before cumulative effect
        of change in accounting principle...      28,794       21,884       (4,685)     (1,988)           24,109        19,896
Cumulative effect of change in
   accounting principle, net of tax.........         459           --           --          --               459            --
                                              ----------    ---------      -------    --------        ----------     ---------
      Net income (loss).....................  $   28,335       21,884       (4,685)     (1,988)           23,650        19,896
                                              ==========    =========      =======    ========        ==========     =========

-----------------
(1) Includes BSF, which was acquired by FBA on December 31, 2000. FB&T merged with BSF on March 29, 2001, and BSF was renamed First Bank & Trust.
(2) Corporate and other includes $634,000 and $1.9 million of guaranteed preferred debentures expense, after applicable income tax benefit of $342,000 and $1.0 million for the three and nine months ended September 30, 2001 and 2000, respectively.

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

         The discussion set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to our financial condition, results of operations and business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to fluctuations in interest rates and in the economy, including the negative impact on the economy resulting from the events of September 11, 2001 in New York City and Washington D.C.; the impact of laws and regulations applicable to us and changes therein; the impact of accounting pronouncements applicable to us and changes therein; competitive conditions in the markets in which we conduct our operations, including competition from banking and non-banking companies with substantially greater resources than us, some of which may offer and develop products and services not offered by us; our ability to control the composition of our loan portfolio without adversely affecting interest income; and our ability to respond to changes in technology. With regard to our efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include the potential for higher than anticipated operating costs arising from the geographic dispersion of our offices, as compared with competitors operating solely in contiguous markets; the competition of larger acquirers with greater resources than us; fluctuations in the prices at which acquisition targets may be available for sale; and the potential for difficulty or unanticipated costs in realizing the benefits of particular acquisition transactions. Readers of our Form 10-Q should therefore not place undue reliance on forward-looking statements.


                                     General

         We are a registered bank holding company incorporated in Delaware and headquartered in St. Louis County, Missouri. Through the operation of our subsidiaries, we offer a broad array of financial services to consumer and commercial customers. We currently operate one banking subsidiary that has 56 branch offices in California and Texas. At September 30, 2001, we had total assets of $2.74 billion, loans, net of unearned discount, of $2.04 billion, total deposits of $2.29 billion and total stockholders' equity of $247.1 million.

         We operate through our subsidiary bank holding company, The San Francisco Company, or SFC, which is headquartered in San Francisco, California, and our subsidiary bank, First Bank & Trust, or FB&T, which is also headquartered in San Francisco, California. Our subsidiaries are wholly owned by their respective parent companies.

         We offer a broad range of commercial and personal banking services, including demand, savings, money market and time deposit accounts. In addition, we market combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. We also offer both consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, commercial leasing and trade financing. Other financial services include mortgage banking, debit cards, brokerage services, credit-related insurance, internet banking, automated teller machines, telephone banking, safe deposit boxes, escrow and bankruptcy deposit services, stock option services and trust and private banking services.

         Primary responsibility for managing FB&T rests with the officers and directors. However, we centralize overall corporate policies, procedures and administrative functions and provide operational support functions for our subsidiaries. This practice allows us to achieve various operating efficiencies while allowing our subsidiary banking units to focus on customer service.

                               Financial Condition

         Our total assets were $2.74 billion at September 30, 2001 and December 31, 2000. The slight decline in total assets, which was primarily attributable to an anticipated level of attrition associated with our acquisitions of Commercial Bank of San Francisco, Millennium Bank and Bank of San Francisco, which were completed during the fourth quarter of 2000, was offset by an increase in derivative instruments of $48.6 million, resulting solely from the implementation of Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 - Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, and SFAS No. 138 - Accounting for Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133. Loans, net of unearned discount, decreased by $22.8 million, which is further discussed under "--Loans and Allowance for Loan Losses." Investment securities increased by $8.8 million to $344.0 million at September 30, 2001 from $335.2 million at December 31, 2000. We attribute the increase to a $138.8 million increase in available-for-sale investment securities during the third quarter of 2001 offset by the overall decline in deposits, the liquidation of certain investment securities acquired through acquisitions that did not meet our investment objectives and a higher than normal level of investment security calls experienced during the nine months ended September 30, 2001. Total deposits decreased by $16.3 million to $2.29 billion at September 30, 2001 from $2.31 billion at December 31, 2000, which reflects an anticipated level of attrition associated with our acquisitions in the fourth quarter of 2000 and continued aggressive competition within our market areas. In addition, our note payable decreased by $51.9 million to $46.1 million at September 30, 2001 from $98.0 million at December 31, 2000. The reduction of our note payable was funded with dividends from FB&T and a capital reduction of $23.0 million that was recorded in conjunction with the merger of our former subsidiary, First Bank & Trust, with Bank of San Francisco, effective March 29, 2001. In conjunction with this merger, Bank of San Francisco was renamed First Bank & Trust. Furthermore, accrued expenses and other liabilities decreased by $8.1 million to $16.2 million at September 30, 2001 from $24.3 million at December 31, 2000. We attribute this decrease primarily to our quarterly tax payments and the timing of certain other routine payments.

         During the three and nine months ended September 30, 2001, we purchased $392,000 and $1,256,000 of our common stock at an average cost of $22.67 per share and $21.67 per share, respectively. We utilized available cash and the proceeds from sales of available-for-sale investment securities to fund our repurchases of common stock. Our Board of Directors, through various resolutions passed from 1995 to 2000, has authorized the purchase of up to a cumulative total of 1,094,797 shares of common stock. As of September 30, 2001, we had purchased a total of 863,857 shares of common stock held for treasury. On October 31, 2000, we issued 803,429 treasury shares to First Banks in conjunction with our acquisition of First Bank & Trust. At September 30, 2001, we could purchase approximately 231,000 additional shares under the existing authorization.


                              Results of Operations

Net Income

         Net income was $8.6 million, or $0.71 per share on a diluted basis, for the three months ended September 30, 2001, in comparison to $7.2 million, or $0.59 per share on a diluted basis, for the comparable period in 2000. For the nine months ended September 30, 2001 and 2000, net income was $23.7 million, or $1.96 per share on a diluted basis, and $19.9 million, or $1.64 per share on a diluted basis, respectively. The implementation of SFAS No. 133, as amended, on January 1, 2001, resulted in the recognition of a cumulative effect of change in accounting principle of $459,000, net of tax, which reduced net income. Excluding this item, net income was $24.1 million, or $2.00 per share on a diluted basis, for the nine months ended September 30, 2001. The accounting for derivatives under the requirements of SFAS No. 133 will continue to have an impact on future financial results as further discussed under "--Noninterest Income." The earnings progress for the first nine months of 2001 was primarily driven by increased net interest income and noninterest income offset by higher operating expenses, an increased provision for loan losses as further discussed under "--Provision for Loan Losses," and the impact of a change in accounting principle. The increased net interest income was generated through internal loan growth and our acquisitions of Lippo Bank, Bank of Ventura, Commercial Bank of San Francisco, Millennium Bank and Bank of San Francisco, completed during 2000. However, the improvement in net interest income for the three and nine months ended September 30, 2001, was partially offset by reductions in prevailing interest rates that occurred during the first nine months of 2001.

         The improvement in net interest income and noninterest income for the three and nine months ended September 30, 2001, was partially offset by increased operating expenses. The increased operating expenses are primarily attributable to the operating expenses of the acquisitions completed during 2000; increased salaries and employee benefit expenses; increased data processing fees; increased legal, examination and professional fees; increased amortization of intangibles associated with the purchase of the aforementioned banks; and a $1.8 million charge to other expense associated with the establishment of a specific reserve for an unfunded letter of credit.

Net Interest Income

         Net interest income was $31.2 million, or 5.13% of average interest-earning assets, for the three months ended September 30, 2001, in comparison to $26.6 million, or 5.50% of average interest-earning assets, for the comparable period in 2000. For the nine months ended September 30, 2001 and 2000, net interest income was $92.4 million, or 5.18% of average interest-earning assets, in comparison to $76.0 million, or 5.49% of average interest-earning assets, respectively. We credit the increased net interest income for the three and nine months ended September 30, 2001, primarily to the net interest-earning assets provided by our acquisitions completed during 2000 and earnings on interest rate swap agreements that we entered into in conjunction with our risk management program.

         Average loans, net of unearned discount, increased by $440.0 million to $2.07 billion for the three months ended September 30, 2001 from $1.63 billion for the comparable period in 2000. For the nine months ended September 30, 2001 and 2000, average loans, net of unearned discount, were $2.06 billion and $1.56 billion, respectively. The yield on our loan portfolio decreased to 8.72% and 9.19% for the three and nine months ended September 30, 2001, respectively, in comparison to 9.77% and 9.63% for the comparable periods in 2000. This was a major contributor to the decline in our net interest rate margin of 37 basis points and 31 basis points for the three and nine months ended September 30, 2001, respectively, from the comparable periods in 2000. We attribute the decline in yields and our net interest rate margin primarily to the continued decreases in prevailing interest rates. During the period from December 31, 2000 through September 30, 2001, the Board of Governors of the Federal Reserve System decreased the targeted Federal funds rate eight times, resulting in eight decreases in the prime rate of interest from 9.5% to 6.0%. This is reflected not only in the rate of interest earned on loans that are indexed to the prime rate, but also in other assets and liabilities which either have variable or adjustable rates, or which matured or repriced during this period. As further discussed under "--Interest Rate Risk Management," the reduced level of interest income earned on our loan portfolio as a result of declining interest rates was partially mitigated by the earnings associated with our interest rate swap agreements. For the three and nine months ended September 30, 2001, these agreements provided net interest income of $3.5 million and $6.5 million, respectively, in comparison to net interest expense of $667,000 and $1.3 million incurred for the comparable periods in 2000.

         For the three and nine months ended September 30, 2001, the aggregate weighted average rate paid on our deposit portfolio was 3.93% and 4.42%, respectively, compared to 4.83% and 4.63% for the comparable periods in 2000, respectively. We attribute the decline primarily to rates paid on savings deposits, which have continued to decline in conjunction with interest rate reductions as previously discussed. The decrease in rates paid for the three and nine months ended September 30, 2001, is a result of generally decreasing interest rates during the first nine months of 2001 as compared to generally increasing rates for the comparable period in 2000, offset by increased rates paid by us to attract and retain deposits due to the high level of competition within our market areas. In addition, the aggregate weighted average rate paid on our note payable and short-term borrowings decreased to 4.89% from 5.27% for the three months ended September 30, 2001 and 2000, respectively, and increased to 5.95% from 5.56% for the nine months ended September 30, 2001 and 2000, respectively. Amounts outstanding under our $100.0 million revolving note payable to First Banks bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. Thus, our revolving note payable represents a relatively high-cost funding source, although it has been mitigated by the continued reductions in the prime lending rate, as increased advances under the revolving note payable have the effect of increasing the weighted average rate of non-deposit liabilities. During 2000, we utilized the note payable to fund our acquisitions of Commercial Bank of San Francisco, Millennium Bank and Bank of San Francisco, thus resulting in a significantly higher level of borrowings occurring during the fourth quarter of 2000.

         The following table sets forth certain information relating to our average balance sheets, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the periods indicated.

                                           Three months ended September 30,               Nine months ended September 30,
                                    ---------------------------------------------- ------------------------------------------------
                                              2001                    2000                  2001                  2000
                                    ----------------------  ---------------------- --------------------- --------------------------
                                            Interest                Interest                Interest                Interest
                                    Average income/ Yield/  Average income/ Yield/  Average Income/ Yield/  Average Income/ Yield/
                                    balance expense rate    balance expense  rate   balance expense rate    balance expense rate
                                    ------- ------- ----    ------- -------  ----   ------- ------- ----    ------- ------- ----
                                                                       (dollars expressed in thousands)
             Assets
             ------

Interest-earning assets:
   Loans (1)(2)(3)(4)........... $2,068,463 45,467  8.72%  $1,625,402 39,897 9.77% $2,061,680 141,784 9.19% $1,563,036 112,692 9.63%
   Investment securities (3)....    233,752  3,700  6.28      190,805  3,349 6.98     236,077  12,439 7.04     200,271   9,945 6.63
   Federal funds sold and other.    108,056  1,618  5.94      108,423  1,769 6.49      87,880   3,682 5.60      86,561   4,018 6.20
                                 ---------- ------         ---------- ------       ---------- -------       ---------- -------
     Total interest-
        earning assets..........  2,410,271 50,785  8.36    1,924,630 45,015 9.30   2,385,637 157,905 8.85   1,849,868 126,655 9.15
                                            ------                    ------                  -------                  -------
Nonearning assets...............    267,425                   184,867                 270,564                  178,091
                                 ----------                ----------              ----------               ----------
     Total assets............... $2,677,696                $2,109,497              $2,656,201               $2,027,959
                                 ==========                ==========              ==========               ==========

Liabilities and
   Stockholders' Equity
   --------------------

Interest-bearing liabilities:
   Interest-bearing
     demand deposits............ $  239,249    939  1.56%  $  162,125    559 1.37% $  221,832   2,780 1.68% $  162,432   1,719 1.41%
   Savings deposits.............    786,044  6,644  3.35      579,959  6,591 4.52     756,806  21,748 3.84     544,942  17,703 4.34
   Time deposits (4)............    811,919 10,639  5.20      732,577 10,765 5.85     839,432  35,538 5.66     712,342  29,782 5.58
                                 ---------- ------         ---------- ------       ---------- -------       ---------- -------
     Total interest-
        bearing deposits........  1,837,212 18,222  3.93    1,474,661 17,915 4.83   1,818,070  60,066 4.42   1,419,716  49,204 4.63
   Note payable and
    short-term borrowings.......    112,512  1,388  4.89       35,612    472 5.27     122,675   5,463 5.95      33,956   1,413 5.56
                                 ---------- ------         ---------- ------       ---------- -------       ---------- -------
     Total interest-bearing
        liabilities.............  1,949,724 19,610  3.99    1,510,273 18,387 4.84   1,940,745  65,529 4.51   1,453,672  50,617 4.65
                                            ------                    ------                  -------                  -------

Noninterest-bearing liabilities:
   Demand deposits..............    412,366                   345,818                 412,017                  323,389
   Other liabilities............     85,176                    68,980                  85,327                   70,706
                                 ----------                ----------              ----------               ----------
     Total liabilities..........  2,447,266                 1,925,071               2,438,089                1,847,767
Stockholders' equity............    230,430                   184,426                 218,112                  180,192
                                 ----------                ----------              ----------               ----------
     Total liabilities and
        stockholders' equity.... $2,677,696                $2,109,497              $2,656,201               $2,027,959
                                 ==========                ==========              ==========               ==========

Net interest income.............            31,175                    26,628                   92,376                   76,038
                                            ======                    ======                  =======                  =======
Interest rate spread............                    4.37                     4.46                     4.34                     4.50
Net interest margin.............                    5.13%                    5.50%                    5.18%                    5.49%
                                                    ====                     ====                     ====                     ====

-------------------------
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)  Interest income on loans includes loan fees.
(3)  FBA has no tax-exempt income.
(4) Interest income/expense includes the effects of interest rate exchange agreements.

Provision for Loan Losses

         The provision for loan losses was $2.0 million and $2.9 million for the three and nine months ended September 30, 2001, in comparison to $365,000 and $1.8 million for the comparable periods in 2000, respectively. We attribute the change in the provision for loan losses primarily to an increase in net loan charge-offs and nonperforming loans. Loan charge-offs were $1.9 million and $7.7 million for the three and nine months ended September 30, 2001, in comparison to $893,000 and $2.9 million for the comparable periods in 2000. The increase in loan charge-offs reflects a $1.4 million charge-off on a single credit relationship, a $675,000 charge-off with respect to a loan in an acquired portfolio as well as the general slow down in economic conditions prevalent within our markets. Loan recoveries were $1.5 million and $3.1 million for the three and nine months ended September 30, 2001, in comparison to $1.0 million and $4.2 million for the comparable periods in 2000. Loan recoveries for the nine months ended September 30, 2000 included a recovery of $1.3 million on a single credit relationship. Nonperforming assets and past-due loans have increased during the three and nine months ended September 30, 2001, and we anticipate these trends will continue in the near future. However, we believe these trends represent normal cyclical trends experienced within the banking industry during times of economic slow down. Management considered these trends in its overall assessment of the adequacy of the allowance for loan losses.

         Tables summarizing nonperforming assets, past-due loans and charge-off and recovery experience are presented under "--Loans and Allowance for Loan Losses."

Noninterest Income

         Noninterest income was $9.0 million and $19.7 million for the three and nine months ended September 30, 2001, in comparison to $3.3 million and $9.0 million for the comparable periods in 2000, respectively. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, net gains on derivative instruments and other income.

         Service charges on deposit accounts and customer service fees increased to $2.4 million and $6.6 million for the three and nine months ended September 30, 2001, from $2.0 million and $5.5 million for the comparable periods in 2000, respectively. We attribute the increase in service charges and customer service fees to:

         >> increased savings and interest-bearing deposit balances provided by internal growth;

         >> our acquisitions completed during 2000;

         >> additional products and services available and utilized by our expanding base of retail and corporate customers;

         >> increased fee income resulting from revisions of customer service charge rates, effective June 1, 2000 and July 1, 2001, and enhanced control of fee waivers; and

         >> increased income associated with automated teller machine services and debit cards.

         The net gain on derivative instruments of $5.1 million and $8.0 million for the three and nine months ended September 30, 2001, respectively, includes $2.2 million of gains resulting from the termination of certain interest rate swap agreements in April and June 2001 to adjust our interest rate hedge position consistent with changes in the portfolio structure and mix. In addition, the net gain reflects changes in the fair value of our interest rate cap agreements, interest rate floor agreements and fair value hedges, in accordance with the requirements of SFAS No. 133, as amended, which was implemented on January 1, 2001. See "--Interest Rate Risk Management" and Note 3 to our consolidated financial statements.

         Other income was $1.6 million and $5.4 million for the three and nine months ended September 30, 2001, in comparison to $1.5 million and $3.2 million for the comparable periods in 2000, respectively. We attribute the primary components of the increase to:

         >> our acquisitions completed during 2000;

         >> increased   earnings  associated  with  our  international   banking
            products, which were initially offered in March 2000;

         >> increased  brokerage  revenue  associated  with   the  stock  option
            services acquired in conjunction with our acquisition of Bank of San Francisco;

         >> increased earnings associated with our official check processing program, in which we earn a fee based upon the amount of official checks issued and outstanding; and,

         >> income of approximately $300,000 and $900,000 for the three and nine months ended September 30, 2001, respectively, associated with equipment leasing activities that were acquired in conjunction with our acquisition of Bank of San Francisco in December 2000.

Noninterest Expense

         Noninterest expense was $23.5 million and $68.7 million for the three and nine months ended September 30, 2001, in comparison to $17.5 million and $50.5 million for the comparable periods in 2000, respectively. The increase reflects:

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

         >> increased   amortization   of  intangibles   associated   with  our
            acquisitions completed during 2000; and

         >> increased other expense.

         Salaries and employee benefits were $8.0 million and $24.3 million for the three and nine months ended September 30, 2001, in comparison to $6.2 million and $19.0 million for the comparable periods in 2000, respectively. We primarily associate the increase with our 2000 acquisitions. However, the increase also reflects the competitive environment in the employment market that has resulted in a higher demand for limited resources, thus escalating industry salary and employee benefit costs associated with employing and retaining qualified personnel. In addition, the increase includes various additions to our staff to enhance management expertise.

         Data processing fees were $2.6 million and $7.4 million for the three and nine months ended September 30, 2001, in comparison to $1.9 million and $5.3 million for the comparable periods in 2000, respectively. As more fully described in Note 6 to our consolidated financial statements, First Services, L.P. provides data processing and various related services to FB&T and us. We attribute the increased data processing fees to growth and technological advancements consistent with our product and services offerings, continued upgrades to technological equipment, networks and communication channels, and certain nonrecurring expenses associated with the data processing conversions of Redwood Bank, Commercial Bank of San Francisco, Bank of San Francisco and Millennium Bank, completed in February 2001, March 2001, June 2001 and July 2001, respectively.

         Legal, examination and professional fees were $3.1 million and $7.8 million for the three and nine months ended September 30, 2001, in comparison to $1.8 million and $5.2 million for comparable periods in 2000, respectively. The increase in these fees is primarily attributable to our expanded utilization of legal and professional services in conjunction with general corporate activities, commercial loan documentation, collection efforts and an increase in management fees paid to First Banks for various corporate services. See Note 6 to our consolidated financial statements for a further discussion of transactions with related parties.

         Amortization   of   intangibles   associated   with  the   purchase  of
subsidiaries was $1.4 million and $4.1 million for the three and nine months ended September 30, 2001, in comparison to $797,000 and $2.1 million for the comparable periods in 2000, respectively. The increase for 2001 is primarily attributable to amortization of the cost in excess of the fair value of the net assets acquired of the five acquisitions that we completed during 2000.

         Other expense was $3.6 million and $10.6 million for the three and nine months ended September 30, 2001, in comparison to $2.5 million and $6.3 million for the comparable periods in 2000, respectively. Other expense encompasses numerous general and administrative expenses including travel, meals and entertainment, insurance, freight and courier services, correspondent bank charges, miscellaneous losses and recoveries, memberships and subscriptions, transfer agent fees and sales taxes. We attribute the majority of the increase in other expense to:

         >> our acquisitions completed during 2000;

         >> increased   travel  expenses  primarily   associated  with  business
            development efforts and the ongoing integration of the recently acquired entities into our corporate culture and systems;

         >> increased   losses   attributable  to  certain  fraudulent  customer
            activities;

         >> a reduced level of recoveries of loans of acquired entities that had been fully charged-off prior to the acquisition dates;

         >> the establishment of a $1.8 million specific reserve for an unfunded letter of credit; and

         >> overall continued growth and expansion of our banking franchise.

Provision for Income Tax Expense

         The provision for income tax expense was $6.1 million and $16.4 million for the three and nine months ended September 30, 2001, representing an effective income tax rate of 41.5% and 40.4%, respectively, in comparison to $4.9 million and $12.8 million, representing an effective income tax rate of 40.3% and 39.1% for the comparable periods in 2000, respectively. The increase in the effective income tax rate for the three and nine months ended September 30, 2001 reflects:

         >> the increase in amortization of intangibles associated with the purchase of subsidiaries, which is not deductible for tax purposes; and

         >> a  reduction  of   the  deferred  tax  asset  valuation  reserve  of
            approximately $405,000 related to the utilization of net operating losses associated with a previously acquired entity, which was recorded in March 2000.

                          Interest Rate Risk Management

         We utilize derivative financial instruments and hedging activities to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The derivative instruments we hold are summarized as follows:

                                                                    September 30, 2001          December 31, 2000
                                                                  ----------------------     ----------------------
                                                                   Notional     Credit       Notional       Credit
                                                                    amount     exposure       amount       exposure
                                                                    ------     --------       ------       --------
                                                                            (dollars expressed in thousands)

         Cash flow hedges.....................................  $  630,000         952        535,000         1,112
         Fair value hedges....................................      54,900         846             --            --
         Interest rate floor agreements.......................     175,000       8,218             --            --
         Interest rate cap agreement..........................     150,000         354        150,000         1,251
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

         During the three and nine months ended September 30, 2001, the net interest income realized on our derivative financial instruments was $3.5 million and $6.5 million, respectively, in comparison to net interest expense of $667,000 and $1.3 million realized on our derivative financial instruments for the comparable periods in 2000.

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

         During September 2000, March 2001 and April 2001, we entered into $300.0 million, $200.0 million and $130.0 million notional amount, respectively, of interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time. The swap agreements, which have been designated as cash flow hedges, provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus either 2.70% or 2.82%. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. The amount receivable by us under the swap agreements was $2.7 million and $621,000 at September 30, 2001 and December 31, 2000, respectively, and the amount payable by us under the swap agreements was $1.7 million and $623,000 at September 30, 2001 and December 31, 2000, respectively.

         The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as cash flow hedges as of September 30, 2001 and December 31, 2000 were as follows:

                                                          Notional     Interest rate     Interest rate      Fair
                         Maturity date                     amount          paid            received         value
                         -------------                    --------      -----------     -------------    ----------
                                                                      (dollars expressed in thousands)

         September 30, 2001:
             September 20, 2004.......................  $ 300,000           3.30%             6.78%        $ 24,067
             March 21, 2005...........................    200,000           3.18              5.24            7,510
             April 2, 2006............................    130,000           3.18              5.45            6,049
                                                        ---------                                          --------
                                                        $ 630,000           3.24              6.02         $ 37,626
                                                        =========           ====              ====         ========

         December 31, 2000:
             September 27, 2001.......................  $ 130,000           6.80%             6.14%        $     49
             June 11, 2002............................     15,000           6.80              6.00                7
             September 16, 2002.......................     20,000           6.80              5.36             (184)
             September 18, 2002.......................     70,000           6.80              5.33             (690)
             September 20, 2004.......................    300,000           6.80              6.78            8,434
                                                        ---------                                          --------
                                                        $ 535,000           6.80              6.35         $  7,616
                                                        =========           ====              ====         ========

Fair Value Hedges

         During January 2001, we entered into $54.9 million notional amount of interest rate swap agreements to effectively shorten the repricing characteristics of certain interest-bearing liabilities with the objective of stabilizing net interest income over time. The swap agreements, which have been designated as fair value hedges, provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. The amount receivable and payable by us under the swap agreements was $686,000 and $489,000 at September 30, 2001, respectively.

         The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as fair value hedges as of September 30, 2001 were as follows:


                                                          Notional     Interest rate     Interest rate      Fair
                         Maturity date                     amount          paid            received         value
                         -------------                    --------      -----------     -------------    ----------
                                                                      (dollars expressed in thousands)

         September 30, 2001:
             January 9, 2004..........................  $  10,000           3.82%             5.37%        $   400
             January 9, 2006..........................     44,900           3.82              5.51           2,005
                                                        ---------                                          -------
                                                        $  54,900           3.82              5.48         $ 2,405
                                                        =========           ====              ====         =======

Interest Rate Floor Agreements

         During January 2001 and March 2001, we entered into $100.0 million and $75.0 million notional amount, respectively, of four-year interest rate floor agreements to further stabilize net interest income in the event of a falling rate scenario. The interest rate floor agreements provide for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month London Interbank Offering Rate and the strike prices of 5.50% or 5.00%, respectively, should the three-month London Interbank Offering Rate fall below the respective strike prices. At September 30, 2001, the carrying value of the interest rate floor agreements, which is included in derivative instruments in the consolidated balance sheet at fair value, was $8.2 million. For the three and nine months ended September 30, 2001, these agreements provided net interest income of $692,000 and $852,000, respectively.

Interest Rate Cap Agreement

         In conjunction with the interest rate swap agreements that we entered into in September 2000, we also entered into a four-year $150.0 million notional amount interest rate cap agreement to limit the net interest expense associated with our interest rate swap agreements in the event of a rising rate scenario. The interest rate cap agreement provides for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month London Interbank Offering Rate and the strike price of 7.50% should the three-month London Interbank Offering Rate exceed the strike price. At September 30, 2001 and December 31, 2000, the carrying value of this interest rate cap agreement, which is included in derivative instruments in the consolidated balance sheet, was $354,000 and $1.3 million, respectively.

Pledged Collateral

         At September 30, 2001, we had pledged investment securities available for sale with a carrying value of $954,000 in connection with our interest rate swap agreements. In addition, at September 30, 2001, we had accepted investment securities with a fair value of $41.2 million as collateral in connection with our interest rate swap agreements. We are permitted by contract to sell or repledge the collateral accepted from our counterparties, however, at September 30, 2001, we had not sold or repledged any of this collateral.

                       Loans and Allowance for Loan Losses

         Interest earned on our loan portfolio represents our principal source of income. Interest and fees on loans were 89.5% and 88.6% of total interest income for the three months ended September 30, 2001 and 2000, respectively, and 89.8% and 89.0% for the nine months ended September 30, 2001 and 2000, respectively. Total loans, net of unearned discount, were $2.04 billion, or 74.3% of total assets, at September 30, 2001, compared to $2.06 billion, or 75.1% of total assets, at December 31, 2000. The decrease in loans, as summarized on our consolidated balance sheets, is primarily attributable to an anticipated amount of attrition associated with our acquisitions completed during the fourth quarter of 2000, current economic conditions prevalent in our markets, a decreased level of loans purchased from First Bank and the continued decline in our existing consumer and installment portfolio. Commensurate with our prescribed credit exposure guidelines for extending credit to an individual borrower, loan participations sold to and purchased from First Bank were $137.6 million and $87.5 million at September 30, 2001, respectively, in comparison to $146.1 million and $108.2 million at December 31, 2000, respectively. See Note 6 to the consolidated financial statements for a further discussion of transactions with related parties.

         Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of the dates indicated:

                                                                                      September 30,    December 31,
                                                                                          2001             2000
                                                                                          ----             ----
                                                                                    (dollars expressed in thousands)

         Nonperforming loans........................................................  $    20,422         15,005
         Other real estate..........................................................          547            694
                                                                                      -----------      ---------
                  Total nonperforming assets........................................  $    20,969         15,699
                                                                                      ===========      =========

         Loans, net of unearned discount............................................  $ 2,035,926      2,058,677
                                                                                      ===========      =========

         Loans past due:
             Over 30 days to 90 days................................................  $    11,385         12,387
             Over 90 days and still accruing........................................        1,751            985
                                                                                      -----------      ---------
                  Total past-due loans..............................................  $    13,136         13,372
                                                                                      ===========      =========

         Allowance for loan losses to loans.........................................         1.78%          1.84%
         Nonperforming loans to loans...............................................         1.00           0.73
         Allowance for loan losses to nonperforming loans...........................       177.27         252.78
         Nonperforming assets to loans and other real estate........................         1.03           0.76
                                                                                      ===========      =========

         Nonperforming loans, consisting of loans on nonaccrual status and certain restructured loans, were $20.4 million at September 30, 2001, in comparison to $15.0 million at December 31, 2000. While nonperforming loans have increased at September 30, 2001 compared to December 31, 2000, past-due loans have decreased slightly to $13.1 million at September 30, 2001 from $13.4 million at December 31, 2000. We attribute these trends to be reflective of cyclical trends experienced within the banking industry as a result of economic slow down. Consistent with the general economic slow down experienced within our primary markets, we anticipate this trend will continue in the upcoming months.

         The following table is a summary of our loan loss experience for the periods indicated:

                                                                         Three months ended      Nine months ended
                                                                            September 30,          September 30,
                                                                       ----------------------   -------------------
                                                                        2001            2000       2001        2000
                                                                        ----            ----       ----        ----
                                                                             (dollars expressed in thousands)

         Allowance for loan losses, beginning of period............    $34,586         33,555      37,930    30,192
         Acquired allowances for loan losses.......................         --            547          --     1,346
                                                                       -------       --------    --------   -------
                                                                        34,586         34,102      37,930    31,538
                                                                       -------       --------    --------   -------
         Loans charged-off.........................................     (1,902)          (893)     (7,699)   (2,912)
         Recoveries of loans previously charged-off................      1,519          1,048       3,062     4,179
                                                                       -------       --------    --------   -------
         Net loan (charge-offs) recoveries.........................       (383)           155      (4,637)    1,267
                                                                       -------       --------    --------   -------
         Provision for loan losses.................................      2,000            365       2,910     1,817
                                                                       -------       --------    --------   -------
         Allowance for loan losses, end of period..................    $36,203         34,622      36,203    34,622
                                                                       =======       ========    ========   =======

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

                                    Liquidity

         Our liquidity and the liquidity of FB&T is the ability to maintain a cash flow which is adequate to fund operations, service debt obligations and meet other commitments on a timely basis. FB&T receives funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more, borrowing federal funds, selling securities sold under agreements to repurchase and utilizing borrowings from the Federal Home Loan Bank and other borrowings, including our revolving note payable to First Banks. The aggregate funds acquired from these sources were $416.9 million and $457.2 million at September 30, 2001 and December 31, 2000, respectively.

         The following table presents the maturity structure of these other sources of funds, which consists of certificates of deposit of $100,000 or more, the revolving note payable and other short-term borrowings, at September 30, 2001:

                                         (dollars expressed in thousands)

      3 months or less..........................    $136,182
      Over 3 through 6 months...................      72,329
      Over 6 through 12 months..................      96,303
      Over 12 months............................     112,118
                                                    --------
        Total...................................    $416,932
                                                    ========

         We have periodically borrowed from First Banks under our revolving note payable. Borrowings under the revolving note payable have been utilized to facilitate the funding of our acquisitions, support repurchases of common stock from time to time and for other corporate purposes. Borrowings under the revolving note payable bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. The principal under the revolving note payable is due and payable on February 24, 2003 and interest is payable on a quarterly basis. At September 30, 2001 and December 31, 2000, there were $46.1 million and $98.0 million in advances outstanding under the revolving note payable. See Note 6 to the consolidated financial statements.

         In 1999, FB&T established a borrowing relationship with the Federal Reserve Bank of San Francisco. This borrowing relationship, which is secured by commercial loans, provides an additional liquidity facility that may be utilized for contingency purposes. At September 30, 2001 and December 31, 2000, the borrowing capacity under this agreement was approximately $774.7 million and $756.4 million, respectively. In addition, FB&T's borrowing capacity through its relationship with the Federal Home Loan Bank was approximately $7.7 million and $20.4 million at September 30, 2001 and December 31, 2000, respectively.

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

         In July 2001, the FASB issued SFAS No. 141 -- Business Combinations, and SFAS No. 142 -- Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 -- Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The amortization of goodwill ceases upon adoption of SFAS No. 142, which for calendar year-end companies, will be January 1, 2002.

         As of January 1, 2002, the date of adoption, we expect to have unamortized goodwill, exclusive of our acquisitions of Charter Pacific and BYL, of approximately $72.2 million, all of which will be subject to the transition provisions of SFAS No. 141 and SFAS No. 142. Amortization of intangibles associated with the purchase of subsidiaries was $1.4 million and $4.1 million for the three and nine months ended September 30, 2001, in comparison to $797,000 and $2.1 million for the comparable periods in 2000, respectively. We are currently evaluating the additional requirements of SFAS No. 141 and SFAS No. 142 to determine their potential impact on our consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144 -- Accounting for the Impairment or Disposal of Long-Lived Assets. This Statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 broadens the presentation of discontinued operations to include more disposal transactions. Therefore, the accounting for similar events and circumstances will be the same. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. We are currently evaluating the requirements of SFAS No. 144 to determine its potential impact on our consolidated financial statements. However, we do not believe these requirements will have a material effect on our consolidated financial statements.

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At December 31, 2000, our risk management program's simulation model indicated a loss of projected net interest income in the event of a decline in interest rates. While a decline in interest rates of less than 100 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous, parallel decline in the interest yield curve of 100 basis points indicated a pre-tax projected loss of approximately 7.5% of net interest income. An instantaneous, parallel shift in the yield curve of 200 basis points and 300 basis points indicated a pre-tax projected loss of approximately 10.5% and 14.8% of net interest income, respectively, based on assets and liabilities at December 31, 2000. At September 30, 2001, we remain in an "asset-sensitive" position and thus, remain subject to a higher level of risk in a declining interest-rate environment, as experienced during the first nine months of 2001. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with reductions in prevailing interest rates throughout the last nine months, is reflected in our reduced net interest rate margin for the three and nine months ended September 30, 2001, as further discussed under "--Results of Operations." During the three and nine months ended September 30, 2001, our asset-sensitive position and overall susceptibility to market risks have not changed materially.

                            PART II-OTHER INFORMATION


                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

               Exhibit Number                            Description
               --------------                            -----------

                    10(b) Promissory note payable to First Banks, Inc., dated August 23, 2001 - filed herewith.

(b)   FBA  filed   no   reports  on  Form 8-K  during  the  three  months  ended
      September 30, 2001.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    FIRST BANKS AMERICA, INC.





                                    By: /s/James F. Dierberg
                                       -----------------------------------------
                                           James F. Dierberg
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer
November 13, 2001                          (Principal Executive Officer)




                                    By: /s/Allen H. Blake
                                        ----------------------------------------
                                           Allen H. Blake
                                           Executive Vice President and
                                           Chief Financial Officer
November 13, 2001                          (Principal Financial and Accounting
                                           Officer)

                                                                   Exhibit 10(b)


                                INTERCOMPANY NOTE


$100,000,000.00                 CLAYTON, MISSOURI                August 23, 2001

         On or before February 24, 2003, First Banks America, Inc., a Delaware corporation (hereinafter called "Borrower"), promises to pay to the order of First Banks, Inc., a Missouri corporation (hereinafter called "Lender") at its offices at 135 North Meramec, Clayton, Missouri, in lawful money of the United States of America, the sum of One Hundred Million Dollars ($100,000,000.00), or so much thereof as is advanced from time to time and remains outstanding, together with interest thereon from the date hereof until maturity at a varying rate per annum which is one-quarter percent per annum less than the "Prime Rate" as hereinafter defined (but in no event to exceed the maximum rate of non-usurious interest allowed from time to time by law, hereinafter called the "Highest Lawful Rate"), with adjustments in such varying rate to be made on the first day of each month beginning on September 1, 2001, and adjustments due to changes in the Highest Lawful Rate to be made on the effective date of any change in the Highest Lawful Rate. All past due principal and interest shall, at the option of Lender, bear interest at the Highest Lawful Rate from maturity until paid. Interest shall be computed on a per annum basis of a year of 365 days and for the actual number of days (including the first but excluding the last day) elapsed.

         Interest accruing on the principal balance of this Note shall be payable in arrears on the last days of October, January, April and July, with the first quarterly payment of interest due on the last day of October, 2001. Principal owing on this Note and any accrued but then-unpaid interest shall be due and payable on February 24, 2003.

         This Note is secured by (i) a Collateral Pledge Agreement of even date herewith by and between Borrower and Lender and (ii) a Third Party Pledge Agreement of even date herewith by and between The San Francisco Company, a Delaware corporation which is a wholly-owned subsidiary of Borrower, and Lender.

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

         This Note is given by Borrower in replacement of that certain Note dated November 30, 2000 in the principal amount of one hundred million dollars ($100,000,000.00) (the "2000 Note"), and the accrued interest on the 2000 Note as of the date of this Note shall become accrued interest on this Note from and after the date hereof. This Note shall be construed under and governed by the laws of the State of Missouri.

         "Prime Rate" shall mean at any time that variable rate of interest per annum published under "Money Rates" in the then most recent edition of The Wall Street Journal and defined therein as "the base rate on corporate loans posted by at least 75% of the nation's 30 largest banks," or any successor to such rate announced as such by The Wall Street Journal. If the foregoing rate ceases to be published, Lender will choose a new basis for the prime rate, based upon comparable information, and Lender will give Borrower notice of such change.

         EXECUTED effective as of the 23rd day of August, 2001.

                                                 BORROWER:
                                                 FIRST BANKS AMERICA, INC.

                                                 By:/s/Allen H. Blake
                                                    ----------------------------
                                                       Allen H. Blake
                                                       Executive Vice President
ADDRESS:
135 North Meramec
Clayton, Missouri 63105