Form 10-K405
period 2001-12-31
FIRST BANKS AMERICA INC
filed 2002-03-25
CIK 310979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
    (Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2001

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
    (State or other jurisdiction of      (I.R.S. Employer Identification Number)
       corporation or organization)

             550 Montgomery Street, San Francisco, California 94111
               (Address of principal executive offices) (Zip code)

                                 (415) 781-7810
              (Registrant's telephone number, including area code)
                         -------------------------------

           Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
             Title of class                         on which registered
             --------------                         -------------------

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ X ]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant, based on the closing price of the Common Stock on the New York Stock Exchange on March 22, 2002 was $31,202,798. For purposes of this computation, officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such directors, officers or 5% beneficial owners are, in fact, affiliates of the registrant.

     As of March 22, 2002, there were 10,356,060 shares of the registrant's Common Stock, $0.15 par value, and 2,500,000 shares of the registrant's Class B Common Stock, $0.15 par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the year ended December 31, 2001, or our 2001 Annual Report, are incorporated by reference into Parts I, II and IV of this report, as follows:

     The following portions of our 2001 Annual Report to Stockholders, or our 2001 Annual Report, are incorporated by reference in this report:

                                                       Page(s) in our 2001
                Section                                   Annual Report
                -------                                   -------------

     Management's Discussion and Analysis of Financial
          Condition and Results of Operations ("MD&A").........  3-26
     Selected Consolidated and Other Financial Data............    2
     Consolidated Financial Statements.........................  28-55
     Supplementary Financial Data..............................   27
     Range of Prices of Common Stock and Preferred Securities..   57

     Except for the parts of our 2001 Annual Report expressly incorporated by reference, such report is not deemed filed with the Securities and Exchange Commission.

                                     PART I

     Information appearing in this report, in documents incorporated by reference herein and in documents subsequently filed with the Securities and Exchange Commission which are not statements of historical fact may include forward-looking statements with respect to our financial condition, results of operations and business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to fluctuations in interest rates and in the economy, including the negative impact on the economy resulting from the events of September 11, 2001 in New York City and Washington, D.C and the national response to those events.; the impact of laws and regulations applicable to us and changes therein; the impact of accounting pronouncements applicable to us and changes therein; competitive conditions in the markets in which we conduct our operations, including competition from banking and non-banking companies with substantially greater resources, some of which may offer and develop products and services that we do not offer; our ability to control the composition of our loan portfolio without adversely affecting interest income; and our ability to respond to changes in technology. With regard to our efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include the potential for higher than anticipated operating costs arising from the geographic dispersion of our offices, as compared with competitors operating solely in contiguous markets; the competition of larger acquirers with greater resources; fluctuations in the prices at which acquisition targets may be available for sale and in the market for our securities; and the potential for difficulty or unanticipated costs in realizing the benefits of particular acquisition transactions. Readers of our Form 10-K and our 2001 Annual Report should therefore not place undue reliance on forward-looking statements.

Item 1. Business

General. First Banks America, Inc. is a registered bank holding company under the Bank Holding Company Act of 1956, as amended. We were incorporated in Delaware in 1978 and our corporate headquarters are located in San Francisco, California. Our principal function is to assist in the management of our banking subsidiary.

     At December 31, 2001, we had $3.06 billion in total assets, $2.32 billion in loans, net of unearned discount, $2.56 billion in total deposits and $285.3 million in total stockholders' equity. We operate through one subsidiary bank and one wholly owned subsidiary bank holding company, as follows:

    The San Francisco Company, or SFC,  headquartered in San Francisco,
      California, and its wholly owned subsidiary:
       First Bank & Trust, or FB&T,  headquartered in San Francisco, California.

     All of our Class B common stock, or Class B Stock, is owned by First Banks, Inc., or First Banks, a multi-bank holding company headquartered in St. Louis, Missouri. The Class B Stock has the same voting rights per share as the Common

Stock, and the two classes of stock are generally equivalent except the Class B Stock is not registered with the Securities and Exchange Commission, not listed on any exchange and, with limited exceptions, is not transferable, other than to an affiliate of First Banks. In the event we were to commence the payment of dividends to our stockholders, the Class B Stock would receive dividends only to the extent that dividends on the Common Stock exceed $0.45 per share annually. The terms of the Class B Stock allow First Banks to purchase additional shares of Class B Stock through 2002 if a sufficient number of additional shares of Common Stock are issued to cause First Banks' voting power to fall below 55%, at prices to be determined based on a formula related to the book value per share of common stock. The Class B Stock is convertible into shares of Common Stock at the option of First Banks.

     In February 1999, First Banks completed its purchase of 314,848 shares of our Common Stock, pursuant to a tender offer that commenced in January 1999. This tender offer increased First Banks' ownership interest to 82.34% of our outstanding voting stock. At December 31, 1999, First Banks owned 83.37% of our outstanding voting stock.

     On October 31, 2000, we completed our acquisition of First Bank & Trust, Newport Beach, California, a wholly owned subsidiary of First Banks, as described further in the MD&A section of our 2001 Annual Report and in Note 2 to our Consolidated Financial Statements. In conjunction with this transaction, First Bank & Trust and two of our former wholly owned subsidiary banks, First Bank of California and First Bank Texas N.A., were merged with and into Redwood Bank, our other wholly owned subsidiary bank, which was renamed "First Bank & Trust." In addition, in connection with our acquisition of First Bank & Trust, we issued 5,727,340 shares of our Common Stock and 803,429 shares of our Common Stock held for treasury to First Banks. At December 31, 2000, First Banks owned 92.86% of our outstanding voting stock.

     On October 31, 2001, we completed our acquisition of BYL Bancorp, Orange, California. In order to maintain our capital position at levels prescribed by our regulatory agencies for bank holding companies and to provide a portion of the funds required for this acquisition, we issued 803,757 shares of our common stock to First Banks in exchange for $32.50 per share, or $26.1 million, in cash. During the first half of 2002, we plan to offer a proportionate number of shares of our common stock to our public shareholders at the same price paid by First Banks. At December 31, 2001, First Banks owned 93.69% of our outstanding voting stock.

     As of March 22, 2002, the total Common Stock and Class B Stock owned by First Banks constituted approximately 93.69% of our outstanding voting stock. Accordingly, First Banks exercises control over our management, policies and the election of our officers and directors.

     For the three years ended December 31, 2001, we completed 10 acquisitions and one branch office purchase. These transactions provided us with total assets of $2.46 billion and 55 banking locations. For a description of these acquisitions and our acquisition policies, see "MD&A - Acquisitions" and Note 2 to our Consolidated Financial Statements in our 2001 Annual Report.

     Through FB&T, we offer a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, we market combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. We also offer both consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, commercial leasing and trade financing. Other financial services include mortgage banking, debit cards, brokerage services, credit-related insurance, internet banking, automated teller machines, telephone banking, safe deposit boxes, escrow and bankruptcy deposit services, stock option services and trust and private banking services.

     Primary responsibility for managing FB&T rests with its officers and directors. However, in keeping with our policy, we centralize overall corporate policies, procedures and administrative functions and provide operational support functions. This practice allows us to achieve various operating efficiencies while allowing FB&T to focus on customer service.

     The following table summarizes selected data about FB&T at December 31, 2001:

                                          Loans, Net of
       Number of        Total               Unearned                 Total
       Locations        Assets              Discount                Deposits
       ---------        ------               --------               --------
                                  (dollars expressed in thousands)

         56            $3,057,920             2,323,263             2,555,396

     We purchase certain services and supplies, directly or through FB&T, including information technology services, internal audit, loan review, income tax preparation and assistance, accounting, asset/liability management and investment services, loan servicing and other management and administrative services, from our majority stockholder, First Banks. Additional information regarding the nature of our arrangements with First Banks appears in Note 16 to our Consolidated Financial Statements incorporated herein by reference.

     Further discussion of our business operations and our policies is set forth in the MD&A section of our 2001 Annual Report, which is incorporated herein by reference.

Competition and Branch Banking. FB&T engages in highly competitive activities. Those activities and the geographic markets served primarily involve competition with other banks, some of which are affiliated with large regional or national holding companies. Financial institutions compete based upon interest rates offered on deposit accounts, interest rates charged on loans and other credit and service charges, the quality of services rendered, the convenience of banking facilities and, in the case of loans to large commercial borrowers, relative lending limits.

     Our principal competitors include other commercial banks, savings banks, savings and loan associations, mutual funds, finance companies, trust companies, insurance companies, leasing companies, credit unions, mortgage companies, private issuers of debt obligations and suppliers of other investment alternatives, such as securities firms and financial holding companies. Many of our non-bank competitors are not subject to the same degree of regulation as that imposed on bank holding companies, federally insured banks and national or state chartered banks. As a result, such non-bank competitors have advantages over us in providing certain services. We also compete with major multi-bank holding companies, which are significantly larger than us and have greater access to capital and other resources.

     We believe we will continue to face competition in the acquisition of independent banks and savings banks from bank and financial holding companies. We often compete with larger financial institutions that have substantially greater resources available for making acquisitions.

     Subject to regulatory approval, commercial banks situated in California and Texas are permitted to establish branches throughout their respective states, thereby creating the potential for additional competition in our service areas.

Supervision and Regulation

General. Federal and state laws extensively regulate FB&T and us primarily to protect depositors and customers of FB&T. To the extent this discussion refers to statutory or regulatory provisions, it is not intended to summarize all such provisions and is qualified in its entirety by reference to the relevant statutory and regulatory provisions. Changes in applicable laws, regulations or regulatory policies may have a material effect on our business and prospects. We are unable to predict the nature or extent of the effects on our business and earnings that new federal and state legislation or regulation may have. The enactment of the legislation described below has significantly affected the banking industry generally and is likely to have ongoing effects on FB&T and us in the future.

     We are a registered bank holding company under the Bank Holding Company Act of 1956. Consequently, the Board of Governors of the Federal Reserve System (Federal Reserve) regulates, supervises and examines us in conjunction with our majority owner, First Banks. We file annual reports with the Federal Reserve and provide to the Federal Reserve additional information as it may require.

     FB&T is chartered by the State of California and is subject to supervision, regulation and examination by the California Department of Financial
Institutions. FB&T is also regulated by the Federal Deposit Insurance Corporation, which provides deposit insurance of up to $100,000 for each insured depositor.

Bank Holding Company Regulation. Our activities and those of FB&T have in the past been limited to the business of banking and activities "closely related" or "incidental" to banking. Under the Gramm-Leach-Bliley Act, which was enacted in November 1999 and is discussed below, bank holding companies now have the opportunity to seek broadened authority, subject to limitations on investment, to engage in activities that are "financial in nature" if all of their subsidiary depository institutions are well capitalized, well managed and have at least a satisfactory rating under the Community Reinvestment Act (discussed briefly below).

     We are also subject to capital requirements applied on a consolidated basis, which are substantially similar to those required of FB&T (briefly summarized below). The Bank Holding Company Act also requires a bank holding company to obtain approval from the Federal Reserve before:

     o acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares (unless it already owns or controls a majority of such shares);

     o acquiring all or substantially all of the assets of another bank or bank holding company; or

     o    merging or consolidating with another bank holding company.

     The Federal Reserve will not approve any acquisition, merger or consolidation that would have a substantially anti-competitive result, unless the anti-competitive effects of the proposed transaction are clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The Federal Reserve also considers capital adequacy and other financial and managerial factors in reviewing acquisitions and mergers.

Safety and Soundness and Similar Regulations. We are subject to various regulations and regulatory policies directed at the financial soundness of FB&T. These include, but are not limited to, the Federal Reserve's source of strength policy, which obligates a bank holding company such as us to provide financial and managerial strength to its subsidiary banks; restrictions on the nature and size of certain affiliate transactions between a bank holding company and its subsidiary depository institutions; and restrictions on extensions of credit by our subsidiary bank to executive officers, directors, principal stockholders and the related interests of such persons.

Regulatory Capital Standards. The federal bank regulatory agencies have adopted substantially similar risk-based and leverage capital guidelines for banking organizations. Risk-based capital ratios are determined by classifying assets and specified off-balance-sheet obligations and financial instruments into weighted categories, with higher levels of capital being required for categories deemed to represent greater risk. Federal Reserve policy also provides that banking organizations generally, and in particular those that are experiencing internal growth or actively making acquisitions, are expected to maintain capital positions that are substantially above the minimum supervisory levels, without significant reliance on intangible assets.

     Under the risk-based capital standard, the minimum consolidated ratio of total capital to risk-adjusted assets required for bank holding companies is 8%. At least one-half of the total capital must be composed of common equity, retained earnings, qualifying noncumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries, less certain items such as goodwill and certain other intangible assets, which amount is referred to as "Tier I capital." The remainder may consist of qualifying hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock that does not qualify as Tier I capital and a limited amount of loan and lease loss reserves, which amount, together with Tier I capital, is referred to as "Total Risk-Based Capital."

     In addition to the risk-based standard, we are subject to minimum requirements with respect to the ratio of our Tier I capital to our average assets less goodwill and certain other intangible assets, or the Leverage Ratio.

Applicable requirements provide for a minimum Leverage Ratio of 3% for bank holding companies that have the highest supervisory rating, while all other bank holding companies must maintain a minimum Leverage Ratio of at least 4% to 5%. The Office of the Comptroller of the Currency (OCC) and the FDIC have established capital requirements for banks under their respective jurisdictions that are consistent with those imposed by the Federal Reserve on bank holding companies. Information regarding our capital levels and FB&T's capital levels under the federal capital requirements is contained in Note 19 to our Consolidated Financial Statements incorporated herein by reference.

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

     The federal regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels. Under the regulations, a bank will be:

     o "well capitalized" if it has a total risk-based capital ratio of 10% or greater, a Tier I capital ratio of 6% or greater and a Leverage Ratio of 5% or greater and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure;

     o "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier I capital ratio of 4% or greater and a Leverage Ratio of 4% or greater (3% in certain circumstances);

     o "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier I capital ratio of less than 4% or a Leverage Ratio of less than 4% (3% in certain circumstances);

     o "significantly undercapitalized" if it has a total risk-based capital ratio of less than 6%, a Tier I capital ratio of less than 3% or a Leverage Ratio of less than 3%; and

     o "critically undercapitalized" if its tangible equity is equal to or less than 2% of average quarterly tangible assets.

     Under certain circumstances, a depository institution's primary federal regulatory agency may use its authority to lower the institution's capital category. The banking agencies are permitted to establish individual minimum capital requirements exceeding the general requirements described above. Generally, failing to maintain the status of "well capitalized" or "adequately capitalized" subjects a bank to restrictions and limitations on its business that become progressively more severe as the capital levels decrease.

     A bank is prohibited from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the bank would thereafter be "undercapitalized." Limitations exist for "undercapitalized" depository institutions regarding, among other things, asset growth, acquisitions, branching, new lines of business, acceptance of brokered deposits and borrowings from the Federal Reserve System. These institutions are also required to submit a capital restoration plan that includes a guarantee from the institution's holding company. "Significantly undercapitalized"
depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become "adequately capitalized," requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. The appointment of a receiver or conservator may be required for "critically undercapitalized" institutions.

Dividends. Our primary source of funds in the future is the dividends, if any, paid by FB&T. The ability of FB&T to pay dividends is limited by federal laws, by regulations promulgated by the bank regulatory agencies and by principles of prudent bank management. Additional information concerning limitations on the ability of FB&T to pay dividends appears in Note 15 to our Consolidated Financial Statements incorporated herein by reference.

Customer Protection. FB&T is also subject to consumer laws and regulations intended to protect consumers in transactions with depository institutions, as well as other laws or regulations affecting customers of financial institutions generally. These laws and regulations mandate various disclosure requirements and substantively regulate the manner in which financial institutions must deal with their customers. FB&T must comply with numerous regulations in this regard and is subject to periodic examinations with respect to its compliance with the requirements.

Community Reinvestment Act. The Community Reinvestment Act of 1977 requires that, in connection with examinations of financial institutions within their jurisdiction, the federal banking regulators evaluate the record of the financial institutions in meeting the credit needs of their local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of those banks. These factors are also considered in evaluating mergers, acquisitions and other applications to expand.

The Gramm-Leach-Bliley Act. The Gramm-Leach-Bliley Act, or GLB Act, enacted in 1999, amended and repealed portions of the Glass-Steagall Act and other federal laws restricting the ability of bank holding companies, securities firms and insurance companies to affiliate with each other and to enter new lines of business. The GLB Act established a comprehensive framework to permit financial companies to expand their activities, including through such affiliations, and to modify the federal regulatory structure governing some financial services activities. This authority of financial firms to broaden the types of financial services offered to customers and to affiliates with other types of financial services companies may lead to further consolidation in the financial services industry. However, it may lead to additional competition in the markets in which we operate by allowing new entrants into various segments of those markets that are not the traditional competitors in those segments. Furthermore, the authority granted by the GLB Act may encourage the growth of larger competitors.

     The GLB Act also adopted consumer privacy safeguards requiring financial services providers to disclose their policies regarding the privacy of customer information to their customers and, subject to some exceptions, allowing customers to "opt out" of policies permitting such companies to disclose confidential financial information to non-affiliated third parties. Final regulations implementing the new privacy standards became effective in 2001.

Reserve Requirements; Federal Reserve System and Federal Home Loan Bank System. The Federal Reserve requires all depository institutions to maintain reserves against their transaction accounts and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve may be used to satisfy liquidity requirements. Institutions are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve regulations require institutions to exhaust other reasonable alternative sources of funds, including advances from Federal Home Loan Banks, before borrowing from the Federal Reserve Bank.

     FB&T is a member of the Federal Home Loan Bank System and is required to hold an investment in the regional bank within that system. FB&T was in compliance with these requirements at December 31, 2001, with an investment of $1.3 million in stock of the Federal Home Loan Bank of San Francisco.

Monetary Policy and Economic Control. The commercial banking business is affected by legislation, regulatory policies and general economic conditions as well as the monetary policies of the Federal Reserve. The instruments of monetary policy available to the Federal Reserve include the following:

     o changes in the discount rate on member bank borrowings and the targeted federal funds rate;

     o    the availability of credit at the "discount window;"

     o    open market operations;

     o the imposition of changes in reserve requirements against deposits of domestic banks;

     o the imposition of changes in reserve requirements against deposits and assets of foreign branches; and

     o the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates.

     These monetary policies are used in varying combinations to influence overall growth and distributions of bank loans, investments and deposits, and this use may affect interest rates charged on loans or paid on liabilities. The monetary policies of the Federal Reserve have had a significant effect on the operating results of commercial banks and are expected to do so in the future. Such policies are influenced by various factors, including inflation, unemployment, short-term and long-term changes in the international trade balance and in the fiscal policies of the U.S. Government. We cannot predict the effect that changes in monetary policy or in the discount rate on member bank borrowings will have on our future business and earnings or those of FB&T.

Employment

        As of March 22, 2002, we employed approximately 665 employees. None of our employees are subject to a collective bargaining agreement. We consider our relationships with our employees to be good.
Executive Officers of the Registrant

        Information regarding executive officers is contained in Item 10 of Part III hereof (pursuant to General Instruction G) and is incorporated herein by this reference.

Item 2. Properties

        Our executive office and the headquarters of FB&T are located in a building leased by FB&T, which is located at 550 Montgomery Street, San Francisco, California. In addition to this office, as of March 22, 2002, FB&T conducts business at 56 branch offices in Texas and California, of which 17 are located in buildings that we own and 39 are located in buildings that we lease.

        We consider the properties at which we do business to be in good condition, suitable for our business conducted at each location. To the extent our properties or those acquired in connection with the acquisition of other entities provide space in excess of that effectively utilized in the operations of FB&T, we seek to lease or sublease any excess space to third parties. Additional information regarding the premises and equipment utilized by FB&T appears in Note 6 to our Consolidated Financial Statements incorporated herein by reference.

Item 3. Legal Proceedings

        In the ordinary course of business, we and our subsidiaries become involved in legal proceedings. Our management, in consultation with legal counsel, believes the ultimate resolution of these proceedings will not have a material adverse effect on our business, financial condition or results of operations.

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

        Information regarding the number of stockholders and the market prices for Common Stock since January 1, 2002 is set forth under the caption "Investor Information" of our 2001 Annual Report and is incorporated herein by reference.

Dividends. In recent years, we have not paid any dividends on our Common Stock. Our ability to pay dividends is limited by regulatory requirements and by the receipt of dividend payments from FB&T, which is also subject to regulatory requirements. See Note 15 to our Consolidated Financial Statements incorporated herein by reference.

Item 6. Selected Financial Data

        The information required by this item is incorporated herein by reference from page 2 of our 2001 Annual Report under the caption "Selected Consolidated and Other Financial Data."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The information required by this item is incorporated herein by reference from pages 3 through 26 of our 2001 Annual Report under the caption "MD&A."

Item 7a.Quantitative and Qualitative Disclosure About Market Risk

        The information required by this item is incorporated herein by reference from page 11 of our 2001 Annual Report under the caption "MD&A - Interest Rate Risk Management."

     In addition to the information included in our 2001 Annual Report under the caption "MD&A - Interest Rate Risk Management," we also prepare and review a more traditional interest rate sensitivity position in conjunction with the results of our simulation model. The following table presents the projected maturities and periods to repricing of our rate sensitive assets and liabilities as of December 31, 2001, adjusted to account for anticipated prepayments:

                                                                   Over       Over
                                                                   Three       Six        Over
                                                        Three     through    through       One       Over
                                                       Months       Six      Twelve      through     Five
                                                       or Less    Months     Months    Five Years    Years      Total
                                                       -------    ------     ------    ----------    -----      -----
                                                                    (dollars expressed in thousands)

Interest-earning assets:
   Loans (1)......................................  $1,908,960    182,491    154,312     76,306     1,194   2,323,263
   Investment securities..........................     108,096     23,036     25,386    154,986    56,703     368,207
   Federal funds sold and other...................      15,676         --         --         --        --      15,676
                                                    ----------    -------   --------    -------   -------   ---------
     Total interest-earning assets................   2,032,732    205,527    179,698    231,292    57,897   2,707,146
   Effect of interest rate swap agreements........    (555,000)        --         --    555,000        --          --
                                                    ----------    -------   --------    -------   -------   ---------
     Total interest-earning assets after
         the effect of interest
         rate swap agreements.....................  $1,477,732    205,527    179,698    786,292    57,897   2,707,146
                                                    ==========    =======   ========    =======   =======   =========
   Interest-bearing liabilities:
   Interest-bearing demand accounts...............  $  109,901     68,318     44,555     32,674    41,585     297,033
   Money market demand accounts...................     752,703         --         --         --        --     752,703
   Savings accounts...............................      28,566     23,525     20,164     28,566    67,213     168,034
   Time deposits..................................     237,348    193,737    216,827    159,478       177     807,567
   Note payable...................................          --         --         --     71,000        --      71,000
   Other borrowed funds...........................      49,236        544      5,000      5,000        --      59,780
                                                    ----------    -------   --------    -------   -------   ---------
     Total interest-bearing liabilities...........   1,177,754    286,124    286,546    296,718   108,975   2,156,117
   Effect of interest rate swap agreements........      54,900         --         --    (54,900)       --          --
                                                    ----------    -------   --------    -------   -------   ---------
     Total interest-bearing liabilities
         after the effect of interest
         rate swap agreements.....................  $1,232,654    286,124    286,546    241,818   108,975   2,156,117
                                                    ==========    =======   ========    =======   =======   =========
     Interest-sensitivity gap:
   Periodic.......................................  $  245,078    (80,597)  (106,848)   544,474   (51,078)    551,029
   Cumulative.....................................     245,078    164,481     57,633    602,107   551,029   =========
                                                    ==========    =======   ========    =======   =======
     Ratio of interest-sensitive assets
       to interest-sensitive liabilities:
          Periodic................................        1.20       0.72       0.63       3.25      0.53        1.26
          Cumulative..............................        1.20       1.11       1.03       1.29      1.26   =========
                                                    ==========    =======   ========    =======   =======

----------------------
(1) Loans are presented net of unearned discount.

     Management made certain assumptions in preparing the table above. These assumptions included:

     o    loans will repay at projected repayment speeds;

     o mortgage-backed securities, included in investment securities, will repay at projected repayment speeds;

     o    interest-bearing    demand   accounts   and   savings   accounts   are
          interest-sensitive at rates ranging from 11% to 37% and 12% to 40%, respectively, of the remaining balance for each period presented; and

     o    fixed maturity deposits will not be withdrawn prior to maturity.

     A significant variance in actual results from one or more of these assumptions could materially affect the results reflected in the table above.

     At December 31, 2001 and 2000, our asset-sensitive position on a cumulative basis through the twelve-month time horizon was $57.6 million, or 1.88% of total assets, and $154.0 million, or 5.62% of total assets, respectively. The asset-sensitive position is attributable to the composition of our loan and investment security portfolios as compared to our deposit base. We attribute the decrease for 2001 to our interest rate swap agreements entered into in conjunction with our interest rate risk management program in September 2000 and during 2001.

        The interest-sensitivity position is one of several measurements of the impact of interest rate changes on net interest income. Its usefulness in assessing the effect of potential changes in net interest income varies with the constant change in the composition of our assets and liabilities and changes in interest rates. For this reason, we place greater emphasis on our simulation model for monitoring our interest rate risk exposure.

Item 8. Financial Statements and Supplementary Data

        Our consolidated financial statements are incorporated herein by reference from pages 28 through 55 of our 2001 Annual Report under the captions "Independent Auditors' Report," "Consolidated Balance Sheets," "Consolidated Statements of Income," "Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Income," "Consolidated Statements of Cash Flows," and "Notes to Consolidated Financial Statements."

        Our Supplementary Financial Information is incorporated herein by reference from page 27 of our 2001 Annual Report under the caption "Quarterly Condensed Financial Data - Unaudited."

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

                                      Director               Principal Occupation(s) During Last Five Years
          Name                 Age     Since                    and Directorships of Public Companies
          ----                 ---     -----                    -------------------------------------


James F. Dierberg (1)         64      1994        Chairman of the Board of Directors,  President  and Chief  Executive
                                                  Officer  of  FBA  since  1994;  Chairman  of  the  Board  and  Chief
                                                  Executive  Officer of First  Banks  since  1988;  Director  of First
                                                  Banks  since  1979;  President  of First Banks from 1979 to 1992 and from  1994 to  October  1999;  Trustee  of First  Preferred  Capital
                                                  Trust,,  First America Capital Trust,  First Preferred Capital Trust
                                                  II and First Preferred  Capital Trust III since 1997, 1998, May 2001 and October 2001, respectively.

Allen H. Blake                59      1994        Executive Vice President,  Chief Operating  Officer and Secretary of
                                                  FBA  since  1998;  Chief  Financial  Officer  of FBA  from  1994  to
                                                  September  1999  and since June 2001;  Vice  President and Secretary of FBA  from 1994 to 1998;  President  of First Banks since  October
                                                  1999; Chief Operating  Officer of First Banks  since 1998;  Director and Secretary of First Banks  since 1988;  Chief  Financial  Officer of First  Banks  from 1984 to  September  1999  and since June 2001;
                                                  Trustee of  First  Preferred  Capital Trust,  First America  Capital
                                                  Trust,  First  Preferred  Capital  Trust  II   and  First  Preferred
                                                  Capital  Trust  III  since  1997,  1998,  2000   and  October  2001,
                                                  respectively.

Charles A. Crocco, Jr. (2)    63      1988        Counsel  to the law firm  of Crocco & De Maio,  P.C.,  Mount  Kisco,
                                                  New York  since  April  2000;  Counsel to the law firm of Jackson  &
                                                  Nash,  LLP.,  New York ,  New York from  January 1999 to April 2000;
                                                  Counsel to Crocco & De Maio,  P.C. in 1998;  Partner in Crocco &  De
                                                  Maio,  P.C.,  New York,  New York  prior to 1998 ;  Director  of The
                                                  Hallwood Group Incorporated, a merchant banking firm.

Albert M. Lavezzo (2)         65      1998        President  and Chief  Executive  Officer of the law firm of Favaro ,
                                                  Lavezzo,   Gill,   Caretti  &  Heppell,   Vallejo,   California,   a
                                                  professional legal corporation, since 1974;  Former Chairman of  the
                                                  Board of Directors of Surety Bank  (15 years) ;  Director  of FB&T ;
                                                  President of North Bay Exchange Co., Inc.

Terrance M. McCarthy          47      2001        Executive  Vice  President;  Chairman  of the  Board of  Directors,
                                                  President and Chief Executive Officer of FB&T since 1998.  Prior  to
                                                  1998,  Mr. McCarthy was  employed in  various  executive  capacities with First Banks.








Ellen D. Schepman (1)         27      1999        Retail  Marketing  Officer of First  Banks  since  May 1999;  Retail
                                                  Marketing  Specialist of  FB&T  from  1997 to May 1999.

Edward T. Story, Jr. (2)      58      1987        President,   Chief   Executive   Officer   and    Director  of  SOCO
                                                  International, plc, Comfort, Texas,  a  corporation  listed  on  the
                                                  London  Stock  Exchange  and  engaged  in international  oil and gas operations, since 1991; Director of  Cairn Energy, plc and  Hallwood
                                                  Realty Corporation.

----------------------------------
(1)  Mrs.  Schepman  is the  daughter  of Mr.  James F.  Dierberg.  See Item 12. Security Ownership of Certain Beneficial
     Owners and Management.
(2)  Member of the Audit Committee.

Executive Officers

     Our executive officers, each of whom was elected to the office(s) indicated by our Board of Directors, as of March 22, 2002, were as follows:

                                                                                      Principal Occupation(s)
          Name                Age        Current FBA Office(s) Held                   During Last Five Years
          ----                ---        --------------------------                   ----------------------

James F. Dierberg             64     Chairman  of  the  Board,  President     See Item 10 - "Directors  and  Executive
                                     and Chief Executive Officer.             Officers of the  Registrant  - Board  of
                                                                              Directors."

Allen H. Blake                59     Executive  Vice   President,   Chief     See   Item   10   -    "Directors    and
                                     Operating  Officer,  Chief Financial     Executive  Officers  of  the  Registrant
                                     Officer and Secretary.                   - Board of Directors."

Terrance M. McCarthy          47     Executive Vice  President;  Chairman     See   Item   10    -   "Directors    and
                                     of   the    Board   of    Directors,     Executive  Officers  of  the  Registrant
                                     President   and   Chief    Executive     - Board of Directors."
                                     Officer of FB&T.

Donald W. Williams            54     Executive  Vice  President and Chief     Senior   Executive  Vice  President  and
                                     Credit Officer.                          Chief  Credit  Officer  of  First  Banks
                                                                              since 2000;Executive Vice  President and
                                                                              Chief  Credit  Officer  of  First  Banks
                                                                              since  1996;   Chairman  of   the  Board
                                                                              of   Directors ,  President   and  Chief
                                                                              Executive Officer of First Bank,a wholly
                                                                              owned  subsidiary of  First Banks  since
                                                                              2000 ; and  Chairman  of  the  Board  of
                                                                              Directors of First Capital  Group, Inc.,
                                                                              a wholly owned subsidiary of First Banks
                                                                              since 2000.

     Except for the relationship of Mrs. Schepman and Mr. Dierberg described above, there are no family relationships between any of our nominees for director, our directors or executive officers or our directors or executive officers of FB&T.

Section 16(a) Beneficial Ownership Reporting Compliance

     To our knowledge, our directors, executive officers or shareholders, who are subject, in their capacity as such, to the reporting obligations set forth in Section 16 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, filed on a timely basis reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2001.

Item 11.  Executive Compensation

     The following table sets forth certain information regarding compensation earned during the year ended December 31, 2001, and specified information with respect to the two preceding years, by Mr. McCarthy, who is our only executive officer whose annual compensation in 2001 from FB&T or us exceeded $100,000.

     Messrs.  Dierberg,   Blake,  Williams  and  McCarthy  do  not  receive  any
compensation directly from FB&T or us. We and FB&T have entered into various contracts with First Banks, of which Messrs. Dierberg, Blake and Williams are directors and executive officers and Mr. McCarthy is an executive officer, pursuant to which services are provided to FB&T and us (see "Compensation Committee Interlocks and Insider Participation" for additional information regarding contracts with First Banks).

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                                                          All Other
         Name and Principal Position(s)          Year        Salary (1)     Bonus     Compensation (2)
         ------------------------------          ----        ----------     -----     ----------------

Terrance M. McCarthy                             2001        $220,000       38,000         5,200
   Executive Vice President;                     2000         180,000       25,000         6,650
   Chairman of the Board of Directors,           1999         147,500       20,000         4,950
   President and Chief Executive Officer
   of FB&T

---------------------
(1) The total of all other annual compensation for Mr. McCarthy is less than the amount required to be reported which is the lesser of (a) $50,000 or
     (b) ten percent (10%) of the total of the annual salary and bonus paid to that person.
(2) All other compensation reported represents matching contributions to our 401(k) Plan for the year indicated and ownership interests granted in units of Star Lane Trust, First Bank's unit investment trust that was created on January 21, 2000.

Compensation of Directors. Directors who are not our officers or affiliated with First Banks (Messrs. Crocco, Story and Lavezzo) were paid a fee of $2,000 for each meeting of our Board of Directors attended, and a fee of $500 for each committee meeting attended. For their service as directors in 2001, Messrs. Crocco, Story and Lavezzo each received aggregate fees of $10,000. Mrs. Schepman, who serves as a Retail Marketing Officer of First Banks, but who is not an officer of FBA, also received $8,000 for her service as a director in 2001. Furthermore, Mr. Lavezzo received $1,500 as a member of the Board of Directors of FB&T.

     Messrs. Crocco, Story and Lavezzo and Mrs. Schepman also participated in our 1993 Directors' Stock Bonus Plan, or our Stock Bonus Plan, which provides for an annual grant of 500 shares of our Common Stock to each such director. Future grants, if any, would apply equally to current directors and to any individual who becomes our director in the future. The maximum number of shares that may be issued may not exceed 16,667 shares, and the plan expired on July 1, 2001. Directors' compensation expense of $46,000 was incurred in 2001 in connection with our Stock Bonus Plan.

     None of our three directors who are also executive officers of First Banks (Messrs. Dierberg, Blake and McCarthy) receive any compensation from FB&T or us for service as a director, nor do they participate in our Stock Bonus Plan or any of our other compensation plans. First Banks, of which Messrs. Dierberg, Blake and Williams are directors and executive officers and Mr. McCarthy is an executive officer, provides various services to FB&T and us for which it is compensated (see "Compensation Committee Interlocks and Insider Participation").

Compensation Committee Interlocks and Insider Participation. Messrs. Dierberg, Blake and Williams, who are our executive officers but do not receive any compensation for their services as such, are also executive officers and members of the Board of Directors of First Banks. First Banks does not have a separate compensation committee, but its Board of Directors performs the functions of such a committee. Except for the foregoing, none of our executive officers served during 2001 as a member of our compensation committee, or any other committee performing similar functions, or as a director of another entity, any of whose executive officers or directors served on our Board of Directors.

     We purchase certain services and supplies from or through First Banks. Our financial position and operating results could significantly differ from those that would be obtained if our relationship with First Banks did not exist.

     First Banks provides management services to FB&T and us. Management services are provided under management fee agreements whereby we compensate First Banks for our use of personnel for various functions including internal audit, loan review, income tax preparation and assistance, accounting, asset/liability management and investment services, loan servicing and other management and administrative services. Fees paid under these agreements were $8.0 million, $5.2 million and $4.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and his adult children, provides information technology and various related services to FB&T and us under the terms of information technology agreements. Fees paid under these agreements were $9.2 million, $6.8 million and $5.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     FB&T had $93.1 million and $108.2 million in whole loans and loan participations outstanding at December 31, 2001 and 2000, respectively, that were purchased from First Bank, a wholly owned subsidiary of First Banks. In addition, FB&T had sold $137.6 million and $146.1 million in whole loans and loan participations to First Bank at December 31, 2001 and 2000, respectively. These loans and loan participations were acquired and sold at interest rates and terms prevailing at the dates of their purchase or sale and under standards and policies followed by FB&T.

     As more fully discussed in Note 8 to our Consolidated Financial Statements of our 2001 Annual Report, we have a $100.0 million revolving note payable to First Banks. At December 31, 2001 and 2000, the amounts outstanding under our note payable were $71.0 million and $98.0 million, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of March 22, 2002, certain information with respect to the beneficial ownership of our Common Stock and Class B Stock by each person known to us to be the beneficial owner of more than five percent of the outstanding shares of either class of our stock, by each of our directors and executive officers and by all of our executive officers and directors as a group:

         Title of                  Name of                  Number of Shares and Nature         Percent of
          Class               Beneficial Owner                of Beneficial Ownership              Class
          -----               ----------------                -----------------------              -----

       Class B Stock        First Banks, Inc.                     2,500,000 (1)(2)(3)              100.0%
                            135 North Meramec
                            Clayton, Missouri 63105

       Class B Stock        James F. Dierberg                     2,500,000 (1)(2)(3)              100.0

       Common Stock         First Banks, Inc.                     9,545,107 (1)(2)(3)               92.2

       Common Stock         James F. Dierberg                     9,545,107 (1)(2)(3)               92.2

       Common Stock         Allen H. Blake                            1,000 (4)                      (*)

       Common Stock         Charles A. Crocco, Jr.                    8,272 (4)                      (*)

       Common Stock         Albert M. Lavezzo                        10,710 (4)                      (*)

       Common Stock         Terrance M. McCarthy                      2,000 (4)                      (*)

       Common Stock         Ellen D. Schepman                         1,500 (2)(3)(4)                (*)

       Common Stock         Edward T. Story, Jr.                     11,182 (4)                      (*)

       Common Stock         Donald W. Williams                          100 (4)                      (*)

       All executive officers                                     9,579,871 shares                  92.5% of
         and directors as a                                       Common Stock                  Common Stock
         group (8 persons)

                                                                  2,500,000 shares                 100% of
                                                                  Class B Stock                Class B Stock

------------------------
(*)   Less than one percent

(1) The shares shown as beneficially owned by First Banks and James F. Dierberg comprise 100% of the outstanding shares of Class B Stock and 92.2% of the outstanding shares of Common Stock. Each share of Common Stock and Class B Stock is entitled to one vote on matters subject to stockholder vote. All of the shares of Class B Stock and Common Stock owned by First Banks are pledged to secure a loan to First Banks from a group of unaffiliated lenders. The related credit agreement contains customary provisions which could ultimately result in the transfer of such shares if First Banks were to default in the repayment of the loan and such default were not cured, or other arrangements satisfactory to the lenders were not made, by First Banks.

(2) The controlling stockholders of First Banks are (i) the James F. Dierberg II Family Trust, dated December 30, 1992; (ii) Irrevocable Trust of Michael
     J. Dierberg, dated May 1, 1998; (iii) the Ellen C. Dierberg Family Trust, dated December 30, 1992; (iv) James F. Dierberg, trustee of the James F. Dierberg living trust, dated October 8, 1985; (v) the Michael J. Dierberg Family Trust, dated December 30, 1992; and (vi) First Trust (Mary W. Dierberg and First Bank, Trustees) established U/I James F. Dierberg, dated December 30, 1992. Mr. James F. Dierberg and Mrs. Mary W. Dierberg are husband and wife, and Messrs. James F. Dierberg II, Michael James Dierberg and Mrs. Ellen D. Schepman, formerly Ellen C. Dierberg, are their adult children.

(3) Due to the relationships among James F. Dierberg, Mary W. Dierberg, First Bank and the three adult children of James F. and Mary W. Dierberg, Mr. Dierberg is deemed to share voting and investment power over all of the outstanding voting stock of First Banks which in turn exercises voting and investment power over the shares of Common Stock and Class B Stock attributed to it in the table.

(4) All of the shares attributed in the table to Messrs. Blake, Crocco, Lavezzo, McCarthy, Story and Williams and Mrs. Schepman are owned by them directly.

Item 13. Certain Relationships and Related Transactions

         Outside of normal customer relationships, no directors, executive officers or stockholders holding over 5% of our voting stock, and no corporations or firms with which such persons or entities are associated, currently maintain or have maintained since the beginning of the last full fiscal year, any significant business or personal relationships with FB&T or us, other than that which arises by virtue of such position or ownership interest in FB&T or us, except as set forth in Item 11 - "Executive Compensation - Compensation of Directors," or as described in the following paragraphs.

         FB&T has had in the past, and may have in the future, loan transactions in the ordinary course of business with our directors or their affiliates. These loan transactions have been and will be on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with unaffiliated persons and did not and will not involve more than the normal risk of collectibility or present other unfavorable features. FB&T does not extend credit to our officers or to officers of FB&T, except extensions of credit secured by mortgages on personal residences, loans to purchase automobiles and personal credit card accounts.

         Certain of our directors and officers and their respective affiliates have deposit accounts with FB&T. It is the policy of FB&T not to permit any of their officers or directors or their affiliates to overdraw their respective deposit accounts unless that person has been previously approved for overdraft protection under a plan whereby a credit limit has been established in accordance with the standard credit criteria of FB&T.

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

           (b)    Reports on Form 8-K.

                    A current  report on Form 8-K was filed on November 7, 2001.
                    Item 2 of the Report describes our acquisition of BYL Bancorp, and its wholly owned banking subsidiary, BYL Bank Group, which we completed on October 31, 2001.

           (c) The index of required exhibits is included beginning on page 19 of this Report.

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                FIRST BANKS AMERICA, INC.



                                By: /s/   James F. Dierberg
                                    --------------------------------------------
                                    James F. Dierberg
                                    Chairman of the Board of Directors,
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

March 25, 2002


                                By: /s/ Allen H. Blake
                                    --------------------------------------------
                                    Allen H. Blake
                                    Executive Vice President and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

March 25, 2002


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

            Signatures                                        Title                                  Date
            ----------                                        -----                                  ----


       /s/James F. Dierberg                                   Director                           March 25, 2002
       -------------------------
          James F. Dierberg

       /s/Allen H. Blake                                      Director                           March 25, 2002
       -------------------------
          Allen H. Blake

       /s/Charles A. Crocco, Jr.                              Director                           March 25, 2002
       -------------------------
          Charles A. Crocco, Jr.

       /s/Albert M. Lavezzo                                   Director                           March 25, 2002
       -------------------------
          Albert M. Lavezzo

       /s/Terry M. McCarthy                                   Director                           March 25, 2002
       -------------------------
          Terry M. McCarthy

       /s/Ellen D. Schepman                                   Director                           March 25, 2002
       -------------------------
          Ellen D. Schepman

       /s/Edward T. Story, Jr.                                Director                           March 25, 2002
       -------------------------
          Edward T. Story, Jr.

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

    3(d) Certificate of Amendment of the Restated Certificate of Incorporation of the Company effective December 26, 2000 (filed as Exhibit 3(d) on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).

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

   10(f) Promissory note payable to First Banks, Inc. dated August 23, 2001 (filed as Exhibit 10(b) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

   10(g)* Resignation  and General  Release  Agreement  among Anthony S. Dee,
          Redwood Bank, First Banks America, Inc. and its affiliates, dated March 12, 2000 (filed as Exhibit 10(bb) to the Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference).

   10(h) Agreement and Plan of Reorganization by and between First Banks America, Inc. and Commercial Bank of San Francisco, dated June 27, 2000 (filed as Exhibit 10(dd) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

   10(i) Agreement and Plan of Reorganization by and among First Banks America, Inc., Redwood Bank, First Banks, Inc. and First Bank & Trust, dated June 29, 2000 (filed as Exhibit 10(ee) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

   10(j) Agreement and Plan of Reorganization by and between First Banks America, Inc. and Millennium Bank, dated August 23, 2000 (filed as
          Exhibit 10(ff) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

   10(k) Agreement and Plan of Merger by and among First Banks America, Inc., Redwood Bank, The San Francisco Company and Bank of San Francisco, dated September 22, 2000 (filed as Exhibit 10(gg) to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).

   10(l) Agreement and Plan of Reorganization by and among First Banks America, Inc., First Bank & Trust, BYL Bancorp and BYL Bank Group, dated June 22, 2001 (filed as Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).

   10(m)* Service Agreement by and between First Services, L.P. and First Bank
          & Trust, dated October 15, 2001 - filed herewith.

   13 The Company's 2001 Annual Report to Stockholders filed herewith. Portions not specifically incorporated by reference in this Report are not deemed "filed" for purposes of the Securities Exchange Act of 1934
          - filed herewith.

   21     Subsidiaries of the Company - filed herewith.

   23     Consent of KPMG LLP - filed herewith.

--------------------
* Exhibits designated by an asterisk in this Index to Exhibits relate to management contracts and/or compensatory plans or arrangements.

                                                                   EXHIBIT 10(m)

                                SERVICE AGREEMENT

          THIS SERVICE AGREEMENT is made and entered into as of the Fifteenth day of October, 2001, by and between FIRST SERVICES, L.P., a Missouri
     Limited Partnership and FIRST BANK & TRUST, a banking institution duly organized and existing by virtue of the laws of the State of California.

          WHEREAS, FIRST BANK & TRUST and FIRST SERVICES, L.P. entered into a Service Agreement dated April 1, 1997; and

          WHEREAS, said Service Agreement was assigned to First Services, L.P. on or about April 1, 1997; and

          WHEREAS, FIRST SERVICES, L.P. and FIRST BANK & TRUST desire to amend and restate said Service Agreement in its entirety.

          NOW, THEREFORE, for and in consideration of the mutual promises and covenants contained herein, and the sum of Ten Dollars ($10.00) in hand paid, each to the other, the receipt and sufficiency of which is hereby acknowledged, the parties agree as follows:

        I.     TERMINATION AND REVOCATION

          The Parties hereto hereby revoke, cancel and hold for naught the Service Agreement dated April 1, 1997, and hereby substitute in its place the Service Agreement herein contained.

        II.    SERVICES

               A. First Services, L.P. shall furnish First Bank & Trust data processing and item processing services selected by First Bank & Trust from the Product and Price Schedule as per Attachment 1, attached hereto and incorporated herein by reference thereto. Additional services may be selected upon prior written notice to First Services, L.P. at First Services, L.P.'s then current list price by executing an amended Summary Page.
               B. First Services, L.P. will provide conversion and training services for the fees specified from the Product and Price Schedule (Attachment 1). Classroom training in the use and operation of the system for the number of First Bank & Trust personnel mutually agreed upon in the conversion planning process will be provided at a training facility mutually agreed upon. Conversion services are those activities designed to transfer the processing of First Bank & Trust's data from its present processing company to First Services, L.P.
               C. First Services, L.P. will also provide Network Support Service consisting of communication line monitoring and diagnostic equipment and support personnel to discover, diagnose, repair or report line problems to the appropriate telephone company. The fee for this service is also listed from the Product and Price Schedule (Attachment 1).
               D. First Services, L.P. shall upon request act as First Bank & Trust's designated representative to arrange for the purchase, and installation of data lines necessary to access the First Services, L.P. system. Where requested, additional dial-up lines and equipment to be utilized as a backup to the regular data lines may also be ordered. First Services, L.P. shall bill First Bank & Trust for the actual charges incurred for the data lines and for the maintenance of the modems and other interface devices.
               E. First Services, L.P. will provide and support an Internet Banking application capability, at a fee listed on the Product and Pricing Schedule (Attachment 1). First Services, L.P. will ensure access to this system by employees and those customers who meet the requirements established by the First Bank Internet Banking Group. Any request for access that is denied will be resolved by mutual agreement of the parties hereto.
               F. First Services, L.P. will provide e-mail, Internet, and Intranet capabilities at a fee listed on the Product and Pricing Schedule (Attachment 1).
               G. Processing priorities will be determined by mutual agreement of the parties hereto.

               H. In addition, First Services, L.P. acknowledges that First Bank & Trust acts as a correspondent bank to certain Affiliate Banks and that as part of its duties hereunder First Services, L.P. will be performing certain services for First Bank & Trust which are necessary because of its status as a correspondent bank.

        III.   TERM

          The term of this Agreement shall be twelve (12) months commencing on October 15, 2001. Upon expiration, the Agreement will automatically renew for successive terms of twelve (12) months each unless either party shall have provided written notice to the other at least one-hundred eighty (180) days prior to the expiration of the then current term, of its intent not to renew. In the event of termination, First Services, L.P. shall provide reasonable time allowance to allow First Bank & Trust to convert to another system.

        IV.    SOFTWARE / FIRMWARE

          Unmodified third party software or firmware ("Software") may be supplied as part of the Agreement. All such Software shall be provided subject to Software License Agreements.

        V.     PRICE AND PAYMENT

               A. Fees for First Services, L.P.'s services are set forth from the Product and Price Schedule (Attachment 1) including where applicable minimum monthly charges and payment schedules for onetime fees.
               B.   Standard  Fees shall be invoiced no later than the fifteenth
                    (15th) of each month for the then current month. Terms of payment shall be net cash.
               C. The Base Service Charge listed from the Product and Price Schedule (Attachment 1) shall not change more than twice a year. The fee schedule shall be reviewed annually to ensure fair market value in pricing. Comparisons will be made with peers and other providers of similar services. New products and services can be added as they become available and will be priced accordingly.
               D. This above limitation shall not apply to pass-thru expenses. A pass-thru expense is a charge for goods or services by First Services, L.P. on First Bank & Trust's behalf that are to be billed to First Bank & Trust without mark-up.
               E. The fees listed from the Product and Price Schedule (Attachment 1) do not include and First Bank & Trust is responsible for furnishing transportation or transmission of information between First Services, L.P.'s data center, First Bank & Trust's site and any applicable clearing house, regulatory agency or Federal Reserve Bank. Where First Bank & Trust has elected to have First Services, L.P. provide Telecommunication Services, the price for the Services will be provided and billed as a pass-thru expense.
               F. Network Support Service Fees and Local Network Fees are based upon services rendered from First Services, L.P.'s premises. Off-premise support will be provided upon First Bank & Trust's request on an as available basis at First Services, L.P. then current charges for time and materials, plus reasonable travel and living expenses.

        VI.    CLIENT OBLIGATIONS

               A. First Bank & Trust shall be solely responsible for the input, transmission or delivery of all information and data required by First Services, L.P. to perform the services except where First Bank & Trust has retained First Services, L.P. to handle such responsibilities on its behalf. The data shall be provided in a format and manner approved by First Services, L.P. First Bank & Trust will provide at its own expense or procure from First Services, L.P. all equipment, computer software communication lines and interface devices required to access the First services, L.P. System. If First Bank & Trust has elected to provide such items itself, First Services, L.P. shall provide First Bank & Trust with a list of compatible equipment and software.
               B. First Bank & Trust shall designate appropriate First Bank & Trust personnel for training in the use of the First services, L.P. System, shall allow First Services, L.P. access to First Bank & Trust's site during normal business hours for conversion and shall cooperate with First services, L.P. Personnel in the conversion and implementation of the services.

               C. First Bank & Trust shall comply with any operating instructions on the use of the First Services, L.P. reports furnished by First Services, L.P. for accuracy and shall work with First Services, L.P. to reconcile any out of balance conditions. First Bank & Trust shall determine and be responsible for the authenticity and accuracy of all information and data submitted to First Services, L.P.
               D. First Bank & Trust shall furnish, or if First Services, L.P. agrees to so furnish, reimburse First Services, L.P. for courier services applicable to the services requested.

        VII.   GENERAL ADMINISTRATION

          First Services, L.P. is continually reviewing and modifying the First Services, L.P. system to improve service and to comply with federal government regulations applicable to the data utilized in providing services to First Bank & Trust. First Services, L.P. reserves the right to make changes in the service, including, but not limited to operating procedures, security procedures, the type of equipment resident at and the location of First Services, L.P.'s data center.

        VIII.  CLIENT CONFIDENTIAL INFORMATION

               A. First Services, L.P. shall treat all information and data relating to First Bank & Trust business provided to First Services, L.P. by First Bank & Trust, or information relating to First Bank & Trust's customers, as confidential and shall safe-guard First Bank & Trust's information with the same degree of care used to protect First Services, L.P.'s confidential information. First Services, L.P. and First Bank & Trust agree that master and transaction data files are owned by and constitute property of First Bank & Trust data and records shall be subject to regulation and examination by State and Federal supervisory agencies to the same extent as if such information were on First Bank & Trust's premises. First Services, L.P.'s obligations under this Section VIII shall survive the termination or expiration of this Agreement.
               B. First Services, L.P. agrees now and at all times in the future that all such Confidential Information shall be held in strict confidence and disclosed only to those employees whose duties reasonably require access to such information. First Services, L.P. may use such Confidential Information only in connection with its performance under this Agreement. Confidential Information shall be returned to First Bank & Trust or destroyed upon First Bank & Trust's request once the services contemplated by this Agreement have been completed or upon termination of this Agreement.
               C. First Services, L.P. shall maintain adequate backup procedures including storage of duplicate record files as necessary to reproduce First Bank & Trust's records and data. In the event of a service disruption due to reasons beyond First Services, L.P.'s control, First Services L.P. shall use diligent efforts to mitigate the effects of such an occurrence.
               D. First Services, L.P. shall establish and maintain policies and procedures to insure compliance with this section. First Services, L.P. agrees to permit First Bank & Trust to audit First Services' compliance with this section during regular business hours upon reasonable notice to First Services, L.P. The provisions of this section shall survive any termination of this Agreement.

        IX.    FIRST SERVICES, L.P. CONFIDENTIAL INFORMATION

               A. First Bank & Trust shall not use or disclose to any third persons any confidential information concerning First Services, L.P. confidential information is that which relates to First Services, L.P.'s software, research, development, trade secrets or business affairs including, but not limited to, the terms conditions of this Agreement but does not include information in the public domain through no fault of First Bank & Trust. First Bank & Trust obligations under this Section IX shall survive the termination or expiration of this agreement.
               B. First Services, L.P.'s system contains information and computer software that is proprietary and confidential information of First Services, L.P., its suppliers and licensees. First Bank & Trust agrees not to attempt to circumvent the devices employed by First Services, L.P. to prevent unauthorized access to the First Services, L.P.'s system.

        X.     WARRANTIES

          First Services, L.P. will accurately process First Bank & Trust's work provided that First Bank & Trust supplies accurate data and follows the procedures described in First Services, L.P.'s User Manuals, notices and advises. First Services, L.P. personnel will exercise due care in the processing of First Bank & Trust's work. In the event of an error caused by First Services, L.P.'s personnel, programs or equipment, First Services, L.P. shall correct the data and/or reprocess the affected report at no additional cost to First Bank & Trust.

        XI.    LIMITATION OF LIABILITY

          IN NO EVENT SHALL FIRST SERVICES, L.P. BE LIABLE FOR LOSS OF GOODWILL, OR FOR SPECIAL, INDIRECT, INCIDENTAL OR CONSEQUENTIAL DAMAGES ARISING FROM FIRST BANK & TRUST'S USE OF FIRST SERVICES, L.P.'S SERVICES, OR FIRST SERVICES, L.P.'S SUPPLY OF EQUIPMENT OR SOFTWARE, UNDER THIS AGREEMENT REGARDLESS OF WHETHER SUCH CLAIM ARISES IN TORT OR IN CONTRACT. FIRST SERVICES, L.P.'S AGGREGATE LIABILITY FOR ANY AND ALL CAUSES OF ACTION RELATING TO SERVICES PERFORMED HEREUNDER OR ANY DAMAGE OR LOSS INCURRED OR SUSTAINED BY FIRST BANK & TRUST RELATING TO THIS AGREEMENT AND THE SERVICES PERFORMED HEREUNDER SHALL BE LIMITED TO THE AMOUNT OF TOTAL FEES PAID BY FIRST BANK & TRUST TO FIRST SERVICES, L.P. IN THE THREE (3) MONTH PERIOD PRECEDING THE DATE THE CLAIM ACCRUED. FIRST SERVICES, L.P.'S AGGREGATE LIABILITY FOR A DEFAULT RELATING TO EQUIPMENT OR SOFTWARE SHALL BE LIMITED TO THE AMOUNT PAID FOR THE EQUIPMENT OR SOFTWARE.

        XII.   PERFORMANCE STANDARDS

               A. On-Line Availability - First Services, L.P.'s standard of performance shall be on-line availability of the system 98% of the time that it is scheduled to be so available over a three (3) month period (the "Measurement Period"). Actual on-line performance will be calculated monthly by comparing the number of hours which the system was scheduled to be operational on an on-line basis with the number of hours, or a portion thereof, it was actually operational on an on-line basis. Downtime may be caused by operator error, hardware malfunction or failure, or environmental failures such as loss of power or air conditioning. Downtime caused by reasons beyond First Services, L.P.'s control should not be considered in the statistics.
               B. Report Availability - First Services, L.P.'s standard of performance for report availability shall be that, over a three (3) month period, ninety-five percent (95%) of all Critical Daily Reports shall be available for remote printing on time without significant errors. A Critical Daily Report shall mean priority group reports, which First Services, L.P. and First Bank & Trust have mutually agreed in writing, are necessary to properly account for the previous day's activity and properly notify First Bank & Trust of overdraft, NSF or return items. A significant error is one that impairs First Bank & Trust's ability to properly account for the previous days activity and/or properly account for overdraft, NSF or return items. Actual performance will be calculated monthly by comparing the total number of First Bank & Trust reports scheduled to be available from First Services, L.P. to the number of reports which were available on time and without error.

               C. Exclusive Remedy - In the event that First Services, L.P.'s performance fails to meet the standards listed above and such failure is not the result of First Bank & Trust's error or omission, First Bank & Trust sole and exclusive remedy for such default shall be the right to terminate this
                    Agreement in accordance with the provisions of this paragraph. In the event that First Services, L.P. fails to achieve any Performance Standards, alone or in combination, for the prescribed measurement period, First Bank & Trust shall notify First Services, L.P. of its intent to terminate this agreement if First Services, L.P. fails to restore performance to the committed levels. First Services, L.P. shall advise First Bank & Trust promptly upon correction of the system deficiencies (in no event shall corrective action exceed sixty (60) days from the notice date) and shall begin an additional measurement period. Should First Services,
                    L.P. fail to achieve the required Performance Standards during the remeasurement period, First Bank & Trust may terminate this Agreement and First Services, L.P. shall cooperate with First Bank & Trust to achieve an orderly transition to First Bank & Trust's replacement processing system. First Bank & Trust may also terminate this Agreement if First Services, L.P.'s performance for the same standard is below the relevant performance standard for more than two
                    (2) measurement periods in any consecutive twelve (12) months or for more than five (5) measurement periods during the term of this agreement. During the period of transition, First Bank & Trust shall pay only such charges as are incurred for monthly fees until the date of deconversion. First Services, L.P. shall not charge First Bank & Trust for services relating to First Bank & Trust's deconversion.
               D. Audit - First Bank & Trust shall have the right to perform reasonable audits, at its cost, upon giving written notice to First Services, L.P. of its intent to do so. First Services, L.P. shall provide, upon request, financial information to First Bank & Trust.

        XIII.  BUSINESS CONTINUITY / DISASTER RECOVERY

               A. A Disaster shall mean any unplanned interruption of the operations of or inaccessibility to the First Services, L.P. data center which appears in First Services, L.P.'s reasonable judgment to require relocation of processing to an alternative site. First Services, L.P. shall notify First Bank & Trust as soon as possible after it deems a service outage to be a Disaster. First Services, L.P. shall move the processing of First Bank & Trust's critical services to an alternative processing center as expeditiously as possible. First Services, L.P. shall work with First Bank & Trust to define those services deemed as critical to the operation, revenue, and capital preservation of the Bank. First Bank & Trust shall maintain adequate records of all transactions during the period of service interruption and shall have personnel available to assist First Services, L.P., Inc. in implementing the switch over to be alternative processing site. During a disaster, non-critical, optional or on-request services shall be provided by First Services, L.P. only to the extent that there is adequate capacity at the alternate center and only after stabilizing the provision of critical services.
               B. First Services, L.P. shall work with First Bank & Trust to establish a plan for alternative data communications in the event of a disaster. First Bank & Trust shall be responsible for furnishing any additional communications equipment and data lines required under the adopted plan.
               C. First Services, L.P. shall test the Business Continuity Plan by conducting, at least, one annual test. First Bank & Trust agrees to participate in and assist First Services, L.P. with such testing. Test results will be made available to First Bank & Trust's regulators, internal and external auditors, and (upon request) to First Bank & Trust's insurance underwriters.
               D. First Bank & Trust understands and agrees that the Business Continuity Plan is designed to minimize but not eliminate risks associated with a disaster affecting First Services, L.P.'s data center. First Services, L.P. does not warrant that service will be uninterrupted or error free in the event of a disaster. First Bank & Trust maintains responsibility for adopting a business continuity plan relating to disasters affecting First Bank & Trust's facilities and for securing resources necessary to properly protect First Bank & Trust's revenues in the event of a disaster.

        XIV.   DEFAULT

               A. In the event that First Bank & Trust is thirty (30) days in arrears in making any payment required, or in the event of any other material default by either First Services, L.P. or First Bank & Trust in the performance of their obligations, the affected party shall have the right to give written notice to the other of the default and its intent to terminate this Agreement stating with reasonable particularity the nature of the claimed default. This Agreement shall terminate if the default has not been cured within a reasonable time with a minimum being thirty (30) days from the effective date of the notice.
               B. Upon the expiration of this Agreement, or its termination, First Services, L.P. shall furnish to First Bank & Trust such copies of First Bank & Trust's data files as First Bank & Trust may request in machine readable format form along with such other information and assistance as or is reasonable and customary to enable First Bank & Trust to deconvert from the First Services, L.P. system. First Bank & Trust shall reimburse First Services, L.P. for the production of data records and other services at First Services, L.P.'s current fees for such services.

        XV.    INSURANCE

          First Services, L.P. carries Comprehensive General Liability insurance with primary limits of two million dollars, Commercial Crime Insurance covering Employee Dishonesty in the amount of thirty million dollars, all-risk replacement cost coverage on all equipment used at First Services, L.P.'s data center and Worker Compensation coverage on First Services, L.P. employees wherever located in the United States. In addition, First Services, L.P. carries coverage for computer/computer related theft in the amount of twenty million dollars. First Bank & Trust shall carry adequate insurance to cover liability for source documents while in transit and in case of data loss through errors and omissions.

        XVI.   GENERAL

               A. This Agreement is binding upon the parties and their respective successors and permitted assigns. Neither party may assign this Agreement in whole or in part without the consent of First Bank & Trust and/or First Services, L.P., provided, however, that First Services, L.P. may subcontract any or all of the services to be performed under this Agreement without the written consent of First Bank & Trust. Any such subcontractors shall be required to comply with all of the applicable terms and conditions of this Agreement.
               B. The parties agree that, in connection with the performance of their obligations hereunder, they will comply with applicable Federal, State, and local laws including the laws and regulations regarding Equal Employment Opportunities.
               C. First Services, L.P. agrees that the Federal Reserve Bank, and FDIC will have the authority and responsibility pursuant to the Bank Service Corporation Act, 12 U.S.C. 1867(C)relating to service performed by contract or otherwise. First Services, L.P., also agrees that its services shall be subject to oversight by the Federal Reserve Bank, FDIC or state banking departments as may be applicable under laws and regulations pertaining to First Bank & Trust's charter and shall, if applicable, provide the Federal Reserve Bank and FDIC with a copy of First Services, L.P.'s current audit and financial statements and a copy of any current third party review report when a review has been performed.
               D. Neither party shall be liable for any errors, delays or non-performance due to events beyond its reasonable control including, but not limited to, acts of God, failure or delay of power or communications, changes in law or regulation or other acts of governmental authority, strike, weather conditions or transportation.

               E. All written notices required to be given under this Agreement shall be sent by Registered or Certified Mail, Return Receipt Requested, postage prepaid, or by confirmed facsimile to the persons and at the addresses listed below or to such other address or person as a party shall have designated in writing.
                        First Services, L.P.            First Bank & Trust
                        600 James S. McDonnell Blvd.    550 Montgomery Street
                        Hazelwood, MO  63042            San Francisco, CA 94111
               F. The failure of either party to exercise in any respect any right provided for herein shall not be deemed a waiver of any rights.
               G. Each party acknowledges that is has read this Agreement, understands it, and agrees that it is the complete and exclusive statement of the Agreement between the parties and supersedes and merges any prior or simultaneous proposals, understandings and all other agreements with respect to the subject matter. This Agreement may not be modified or altered except by a written instrument duly executed by both parties.
               H. No waiver of any of the terms of this Agreement shall be effective unless in writing and signed by the duly authorized representative of the party charged therewith. No waiver of any provision hereof shall extend to or affect any obligation not expressly waived, impair any rights consequent on such obligation or imply a subsequent waiver of that or any other provision.
               I. This Agreement shall be governed by, construed and interpreted in accordance with the laws of the State of Missouri.

     IN WITNESS WHEREOF, the parties have executed this Agreement the date first above written.

     First Bank & Trust                         First Services, L.P.
     550 Montgomery Street                      600 James S. McDonnell Boulevard
     San Francisco, California 94111            Hazelwood, Missouri 63042

     BY:/s/  Terrance M. McCarthy               BY:/s/  Michael F. Hickey
        ------------------------                   ----------------------
             Terrance M. McCarthy                       Michael F. Hickey
             President                                  President

                                                                    Attachment 1
                              First Services, L.P.
                           Product and Price Schedule
                            Effective January 1, 2001


ACCOUNT/ITEM/TRANSACTION BASED SERVICES

ACCOUNTS PROCESSED - BASE SERVICES
DDA Accounts                                    $.75
Savings Accounts                                $.70
Time Accounts                                   $.70
Loan Accounts                                   $.75
CIF Records                                     $.20
ATM/Debit Cards                                 $.225

    Accounts Processed - Base Services Include:

    Collection System (Cyber Resources)             ACH Origination
    Recovery System (Cyber Resources)               ATM/Debit Card Processing
    Organizational Profitability (IPS)              General Ledger
    Asset/Liability (Bankware)                      Loan Tracking (Baker Hill)
    Fixed Asset Interface                           Optical System (RVI)
    Loan Spread Sheet (Baker Hill)                  Interactive Voice
    MCIF (Okra)                                     Credit Scoring (Fair Issac)
    Card Management System                          Loan Documentation (FTI/CFI)
    Cash Management System (Firstlink)              Wire Transfer (Fundtech)
    Bank Audit                                      Commercial Analysis
    NOW Reclassification                            Accounts Payable Interface
    Charge Back System                              Long Distance Management
    Remote Laser Printing                           Teller (Encore)
    Retrofit/New Releases                           Query Report Writer
    Mortgage (Unify)                                Forms and Supplies
    Currency Transaction Reporting                  Year-end Processing


STATEMENTS PRODUCED
DDA                                             $ .30
Savings                                         $ .10
Time                                            $ .02
Loan                                            $ .15
Year End                                        $1.00
5498                                            $1.00


TRANSACTIONS PROCESSED - BASE SERVICES - ITEM PROCESSING
Proof Items                                     $.040
POD and EFT Items                               $.014
Inclearing and Transmission Items               $.014


Transactions Processed - Base Services - Item Processing Includes:

MICR Rejects                Serial Sort             Teller Adjustments
Transit Float Analysis      Microfilming            Deposit Corrections
Endorsement Services        Forms and Supplies      Check Truncation
Exception Item Sort         Statement Sort          Interest Check Mailings
Statement Enclosures        Notice Mailings


TRANSACTIONS PROCESSED - OTHER SERVICES

Wire Activity                                   $     5.00
First Link Activity                             $    30.00
ACH Activity                                    $      .042
Research Requests                               $    15.00
Adjustments Processed                           $    15.00
Lock Box Transactions                           $      .45
Lock Box Postage                                    as incurred
Lock Box Copies                                 $      .08
Mail Services:
         FB Midwest                             $   900.00 per month
         FB&T                                   $   900.00 per month


BRANCH BASED SERVICES


CONNECTION CHARGES
Support Unit Data Connections                   $   varies
Branch Data Connections                         $   900.00 per location
ATM Connections                                 $   100.00 per location
Dierbergs ATM Connections                       $   700.00 per location

Contingency Pln/Disaster Rec                    $   200.00 per location
Mail Courier Routes (MO/IL)                     $    40.00 per day

USER BASED SERVICES

Network/Telecom Support/Infrastructure          $   60.00 per user
Help Desk Support                               $   25.00 per user
Microsoft Application Licenses                  $   25.00 per user
Email                                           $   10.00 per user
Web (Internet) Access                           $   15.00 per user
Dial-In (Remote) Access                         $   20.00 per user
Information Security                            $   25.00 per user

         User Based Services include:

         Network Technical support                  Network Infrastructure
         Help Desk                                  MS Word
         MS Excel                                   MS Access
         MS Powerpoint                              Anti-Virus
         Email usage                                Web usage
         Dial-In Access capability                  User/Password Administration
         Security Monitoring                        Access Control



APPLICATION/PROJECT BASED SERVICES

Application Support/Software Maintenance        $   60.00/hr
Project Management and Support                  $   60.00/hr
Project Office                                  $   60.00/hr
Acquisition/New Business Support                $   60.00/hr
Asset Management/Technical Purchasing           $   28.85/hr

   The Above Services Include:
   Production problem support                       Application Q/A
   Application software upgrades/releases           Project Management
   Project Office tracking and reporting            Acquisition Conversions
   Branch Deconversions                             Mergers
   Equipment quotes, orders, and delivery           Asset tracking
   Invoice payment

Operations Support                              $   28.85/hr
IRA Support                                     $   17.50/hr
Reconciliation/Appl Balancing                   $   14.50/hr
Records Management                              $   32.00/hr

Bookkeeping Support                             $   20.50/hr

    Bookkeeping Support includes:

        Returns             Large Item Notification     Signature Verification
        Chargebacks         Kiting                      Savings Bonds
        Unposted Items      OFAC                        American Express
        NSF Notices         Year-End Notifications

                                                                      Exhibit 13















                            FIRST BANKS AMERICA, INC.

                               2001 ANNUAL REPORT




                                TABLE OF CONTENTS




                                                                                                             PAGE

LETTER TO SHAREHOLDERS............................................................................             1

SELECTED CONSOLIDATED AND OTHER FINANCIAL DATA....................................................             2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS......................................................................             3

QUARTERLY CONDENSED FINANCIAL DATA - UNAUDITED....................................................            27

FINANCIAL STATEMENTS:

   CONSOLIDATED BALANCE SHEETS....................................................................            28

   CONSOLIDATED STATEMENTS OF INCOME..............................................................            30

   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
      AND COMPREHENSIVE  INCOME...................................................................            31

   CONSOLIDATED STATEMENTS OF CASH FLOWS..........................................................            32

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................................................            33

INDEPENDENT AUDITORS' REPORT......................................................................            55

DIRECTORS AND SENIOR MANAGEMENT...................................................................            56

INVESTOR INFORMATION..............................................................................            57

To Our Valued Shareholders, Customers and Friends:

First Banks America, Inc. continued its solid financial performance in 2001, boasting a 42.5% increase in net income despite slowing economic conditions and a significant decline in the overall interest rate environment. The Company reported earnings of $39.6 million, or $3.25 per share on a diluted basis, for 2001, compared to $27.8 million, or $2.29 per share on a diluted basis, in 2000. These earnings equated to a return on average assets of 1.44% and a return on average stockholders' equity of 17.14%. The improved earnings reflect increased net interest income and noninterest income as well as a reduced provision for income taxes. The reduced provision for income taxes includes the effect of an $8.1 million reduction in our deferred tax asset valuation allowance that was no longer deemed necessary as our overall net deferred tax assets are expected to be recoverable through future earnings. The overall improvement in our earnings was partially offset by an increased provision for loan losses and higher operating expenses.

Our primary objective of achieving progressive and profitable growth remains constant. We have focused our efforts on building and reorganizing the infrastructure necessary to accomplish our internal growth objectives. In addition, we supplement this internal growth through the acquisition of other financial institutions. Our acquisitions may serve to enhance our presence in a given market, to expand the extent of our market areas or to enable us to enter new or noncontiguous markets. During the fourth quarter of 2001, we increased our presence in our southern California market areas through the acquisitions of Charter Pacific Bank in Agoura Hills, California, and BYL Bancorp in Orange, California, which added assets of approximately $383.0 million.

One of the key components of our earnings and growth is net interest income. We continue to emphasize our commercial and commercial real estate lending activities, which resulted in an increase in average loans of $487.9 million, or 30.1%, in 2001. This volume increase contributed to the improvement in our net interest income to $125.3 million in 2001, compared to $105.6 million in 2000. However, the improvement in our net interest income was significantly mitigated by continued reductions in prevailing interest rates throughout 2001. Our net interest rate margin decreased 41 basis points from 2000 to 5.10% of our interest-earning assets in 2001.

We employ an interest rate risk management program to assist us in limiting the adverse impact that changes in interest rates, similar to those experienced in 2001, may have on our net interest income. We utilize various derivative financial instruments, including interest rate swap, floor and cap agreements, in the overall management of our interest rate exposure. This program contributed $12.3 million to net interest income and $10.2 million to noninterest income in 2001.

While our revenue growth improved, our operating expenses for employees, facilities, technology and general expenditures increased to $93.6 million in 2001, compared to $70.0 million in 2000. We are committed to improving the efficiency of our Company, while expanding and enhancing the products and services available to our customers. As a result, these increased expenses reflect our continued investments in qualified personnel, improved technology and additional market presence through internal growth as well as our acquisition strategy.

Our credit quality weakened slightly in 2001, primarily as a result of slowing economic conditions. Nonperforming loans increased $4.6 million to $19.6 million, representing 0.84% of our loan portfolio at the end of 2001, compared to 0.73% at the end of 2000. Consistent with current economic conditions prevalent in our market areas, we also experienced a sizeable increase in past due loans to $27.4 million at the end of 2001.

The year 2001 certainly represents a memorable year in light of the tragic events of September 11, 2001 in New York City and Washington, D.C. as well as the future challenges facing our nation. Now more than ever, I wish to extend my deepest appreciation for the dedication of our employees, the loyalty of our customers and the continued support of our shareholders. Your support enabled First Banks America to have another successful year, and we are dedicated to serving our existing and future customers by providing high quality, diversified products and services and the necessary flexibility to meet your changing financial needs.

Sincerely,



/s/   James F. Dierberg
--------------------------------------
      Chairman of the Board, President
        and Chief Executive Officer

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

                                                                        As of or for the Year Ended December 31, (1)
                                                                ---------------------------------------------------------
                                                                2001         2000         1999         1998          1997
                                                                ----         ----         ----         ----          ----
                                                                  (dollars expressed in thousands, excep per share data)
Income Statement Data:
    Interest income.......................................   $  208,347      177,248      132,720      108,833       85,163
    Interest expense......................................       83,024       71,625       51,239       49,295       39,560
                                                             ----------   ----------   ----------   ----------   ----------
    Net interest income...................................      125,323      105,623       81,481       59,538       45,603
    Provision for loan losses.............................        5,010        1,877        4,183        1,750        4,000
                                                             ----------   ----------   ----------   ----------   ----------
    Net interest income after provision for loan losses...      120,313      103,746       77,298       57,788       41,603
    Noninterest income....................................       27,140       12,077        9,880        7,856        5,469
    Noninterest expense...................................       93,568       70,019       58,463       48,965       32,312
                                                             ----------   ----------   ----------   ----------   ----------
    Income before provision for income taxes, minority
       interest in income of subsidiary and cumulative
       effect of change in accounting principle...........       53,885       45,804       28,715       16,679       14,760
    Provision for income taxes............................       13,811       18,007       11,116        6,605        4,018
                                                             ----------   ----------   ----------   ----------   ----------
    Income before minority interest in income of
         subsidiary and cumulative effect of change
         in accounting principle..........................       40,074       27,797       17,599       10,074       10,742
    Minority interest in income of subsidiary.............           --           --          --            --          294
                                                             ----------   ----------   ----------   ----------   ----------
    Income before cumulative effect of change in
         accounting principle.............................       40,074       27,797       17,599       10,074       10,448
    Cumulative effect of change in accounting
        principle, net of tax.............................         (459)          --           --           --           --
                                                             ----------   ----------   ----------   ----------    ---------
    Net income............................................   $   39,615       27,797       17,599       10,074       10,448
                                                             ==========   ==========   ==========   ==========   ==========
Per Share Data:
    Earnings per common share:
      Basic:
        Income before cumulative effect of change in
           accounting principle...........................   $     3.29         2.29         1.44         0.86         0.99
        Cumulative effect of change in accounting
           principle, net of tax..........................        (0.04)          --           --           --           --
                                                             ----------   ----------   ----------   ----------   ----------
        Basic.............................................   $     3.25         2.29         1.44         0.86         0.99
                                                             ==========   ==========   ==========   ==========   ==========
      Diluted:
        Income before cumulative effect of change in
           accounting principle...........................   $     3.29         2.29         1.44         0.86         0.99
        Cumulative effect of change in accounting
           principle, net of tax..........................        (0.04)          --           --           --           --
                                                             ----------   ----------   ----------   ----------   ----------
        Diluted...........................................   $     3.25         2.29         1.44         0.86         0.99
                                                             ==========   ==========   ==========   ==========   ==========
    Weighted average common stock outstanding.............       12,204       12,129       12,235       11,671       10,600
Balance Sheet Data:
    Investment securities.................................   $  368,207      335,219      196,174      251,166      372,799
    Loans, net of unearned discount.......................    2,323,263    2,058,677    1,469,091    1,089,965      816,707
    Total assets..........................................    3,060,988    2,741,379    1,861,862    1,513,276    1,317,490
    Total deposits........................................    2,555,261    2,306,356    1,584,999    1,297,859    1,154,796
    Note payable..........................................       71,000       98,000          --            --       14,900
    Guaranteed preferred beneficial interest in First
      Banks America, Inc. subordinated debentures.........       44,342       44,280       44,218       44,155           --
    Stockholders' equity..................................      285,317      196,909      174,513      143,194      101,190
Earnings Ratios:
    Return on average total assets........................         1.44%        1.32%        1.04%        0.72%        0.97%
    Return on average total stockholders' equity..........        17.14        15.86        11.36         8.43        11.31
    Efficiency ratio (2)..................................        61.37        59.49        63.99        72.65        63.27
    Net interest margin (3)...............................         5.10         5.51         5.27         4.66         4.52
Asset Quality Ratios:
    Allowance for loan losses to loans....................         1.84         1.84         2.06         2.29         2.52
    Nonperforming loans to loans (4)......................         0.84         0.73         1.11         2.30         1.37
    Allowance for loan losses to nonperforming loans (4)..       218.37       252.78       185.87        99.61       184.03
    Nonperforming assets to loans and other real
      estate (5)..........................................         0.87         0.76         1.13         2.38         1.64
    Net loan charge-offs to average loans.................         0.27         0.01         0.15         0.06         0.39
Capital Ratios:
    Average total stockholders' equity to average
    total assets..........................................         8.41         8.34         9.12         8.54         8.57
    Total risk-based capital ratio........................         8.82         8.01        12.04        13.51         9.70
    Leverage ratio........................................         7.14         7.34         9.91        10.66         6.62

--------------------------
(1) The comparability of the selected data presented is affected by the acquisitions of 12 banks and five branch office purchases during the five-year period ended December 31, 2001. These acquisitions were accounted for as purchases and, accordingly, the selected data includes the financial position and results of operations of each acquired entity only for the periods subsequent to its respective date of acquisition.
(2) Efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income.
(3) Net interest margin is the ratio of net interest income to average interest-earning assets.
(4) Nonperforming loans consist of nonaccrual loans and certain loans with restructured terms.
(5)  Nonperforming assets consist of nonperforming loans and other real estate.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


     The discussion set forth in the Letter to Shareholders and Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to our financial condition, results of operations and business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause our actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to fluctuations in interest rates and in the economy, including the negative impact on the economy resulting from the events of September 11, 2001 in New York City and Washington, D.C. and the national response to those events; the impact of laws and regulations applicable to us and changes therein; the impact of accounting pronouncements applicable to us and changes therein; competitive conditions in the markets in which we conduct our operations, including competition from banking and non-banking companies with substantially greater resources, some of which may offer and develop products and services that we do not offer; our ability to control the composition of our loan portfolio without adversely affecting interest income; and our ability to respond to changes in technology. With regard to our efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include the potential for higher than anticipated operating costs arising from the geographic dispersion of our offices, as compared with competitors operating solely in contiguous markets; the competition of larger acquirers with greater resources; fluctuations in the prices at which acquisition targets may be available for sale; and the potential for difficulty or unanticipated costs in realizing the benefits of particular acquisition transactions. Readers of our Annual Report should therefore not place undue reliance on forward-looking statements.

Company Profile

     We are a registered bank holding company incorporated in Delaware and headquartered in San Francisco, California. Through the operation of our subsidiaries, we offer a broad array of financial services to consumer and commercial customers. Over the years, our organization has grown significantly, primarily as a result of acquisitions, as well as through internal growth. We currently operate one banking subsidiary that operates 56 branch offices in northern and southern California and Houston, Dallas, Irving and McKinney, Texas. At December 31, 2001, we had total assets of $3.06 billion, loans, net of unearned discount, of $2.32 billion, total deposits of $2.56 billion and total stockholders' equity of $285.3 million.
     We offer a broad range of commercial and personal deposit products, including demand, savings, money market and time deposit accounts. In addition, we market combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. We also offer both consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, commercial leasing and trade financing. Other financial services include mortgage banking, debit cards, brokerage services, credit-related insurance, internet banking, automated teller machines, telephone banking, safe deposit boxes, escrow and bankruptcy deposit services, stock option services and trust and private banking services.
     We operate through our wholly owned subsidiary bank holding company, The San Francisco Company, or SFC, headquartered in San Francisco, California, and its wholly owned bank subsidiary, First Bank & Trust, or FB&T, also headquartered in San Francisco, California.
     We are majority owned by First Banks, Inc., or First Banks, headquartered in St. Louis County, Missouri. At December 31, 2001, First Banks owned 2,500,000 shares of our Class B common stock and 9,545,107 shares of our common stock, which represented 93.69% of our total outstanding voting stock. Accordingly, First Banks has effective control over our management and policies, and the election of our directors.
     Primary responsibility for managing FB&T rests with its officers and directors. However, in keeping with our policy, we centralize overall corporate policies, procedures and administrative functions and provide operational support functions. This practice allows us to achieve various operating efficiencies while allowing FB&T to focus on customer service.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


     In the development of our banking franchise, we emphasize acquiring other financial institutions as one means of achieving our growth objectives. Acquisitions may serve to enhance our presence in a given market, to expand the extent of our market area or to enable us to enter into new or noncontiguous markets. We believe we must achieve a size sufficient to enable us to take advantage of many of the efficiencies available to our much larger competitors. We also view a combination of internal growth and acquisitions as the means by which we will achieve our overall growth objectives. However, by using cash in our acquisitions, the characteristics of the acquisition arena may, at times, place us at a competitive disadvantage relative to other acquirers offering stock transactions. This results from the market attractiveness of other financial institutions' stock and the related advantages of tax-free exchanges to the selling shareholders. Our acquisition activities are generally somewhat sporadic because we consummate multiple transactions in a particular period, followed by substantially less active acquisition periods. Furthermore, the intangible assets recorded in conjunction with these acquisitions create an immediate reduction in regulatory capital. This reduction, as required by regulatory policy, provides further financial disincentives to paying large premiums in cash acquisitions.
     Recognizing these facts, we follow certain patterns in our acquisitions. First, we typically acquire several smaller institutions, sometimes over an extended period of time, rather than a single larger one. We attribute this approach to the constraints imposed by the amount of funds required for a larger transaction, as well as the opportunity to minimize the aggregate premium required through smaller individual transactions. Secondly, in some acquisitions, we may acquire institutions having significant asset-quality, ownership, regulatory or other problems unique to the respective acquisition target, which we seek to address the risks of this approach through pricing and other means. In these institutions, these issues may diminish their attractiveness to other potential acquirers, and we believe it reduces the amount of acquisition premium required. Finally, we may pursue our acquisition strategy in other geographic areas, or pursue internal growth more aggressively because cash transactions may not be economically viable in extremely competitive acquisition markets.
     Although we originally viewed Texas, particularly the Dallas and Houston areas, as our primary acquisition area, during the mid-1990s prices for acquisitions escalated sharply in those areas. The prices required to successfully consummate these transactions would have caused substantial diminution in the economic benefits that we envisioned would be available in our acquisition program. This diminution in benefits resulted in our evaluation of California for acquisition candidates, where acquisition pricing was considerably more favorable. During the five years ended December 31, 2001, we have concentrated our acquisitions solely in California, completing 12 acquisitions of banks and five purchases of branch offices. In addition, our October 2000 acquisition of First Bank & Trust from our parent company, First Banks, Inc., and the associated internal reorganizations significantly expanded our presence throughout the state of California in order to improve operational efficiencies, convey a more consistent image and quality of service and more cohesively market and deliver our products and services.
     In conjunction with our acquisition strategy, we have also focused on building and reorganizing the infrastructure necessary to accomplish our objectives for internal growth. This process included expanding our commercial, financial and agricultural, commercial real estate and real estate construction business development staff, enhancing our retail service delivery organization and systems, improving overall asset quality and changing the composition of our loan portfolio. Previously, our lending strategy had been focused on consumer lending, particularly indirect automobile lending. With the expansion of our business development staff, we have continued to build our portfolio of commercial, financial and agricultural, commercial real estate and real estate construction loans, while substantially reducing our indirect automobile loan portfolio as further discussed under "--Loans and Allowance for Loan Losses." We continue to focus on modifying and effectively repositioning our internal and external resources to better serve the markets in which we operate. Although these efforts have led to increased capital expenditures and noninterest expenses, we anticipate they will lead to additional internal growth, more efficient operations and improved profitability over the long term.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


     Our acquisitions have provided us with access into several new major market areas and, accordingly, an opportunity for future growth and profitability. We continue to meld the acquired entities into our operations, systems and culture. Some of the acquired institutions exhibited elements of financial distress prior to their acquisitions, which generally resulted from asset quality problems and/or high noninterest expenses. Although we have incurred significant expenses in the amalgamation of newly acquired entities into our corporate culture and systems, and in the expansion of our organizational capabilities, the earnings of the acquired entities and the improved net interest income resulting from the transition in the composition of our loan portfolio have contributed to improving net income. For the years ended December 31, 2001 and 2000, net income was $39.6 million and $27.8 million, respectively, compared with $17.6 million in 1999.
     In July 1998, our financing subsidiary, First America Capital Trust, a Delaware statutory business trust, issued $46.0 million of 8.50% trust preferred securities. Proceeds from this offering, net of underwriting fees and offering expenses, were approximately $44.0 million and were used to reduce borrowings, to support possible repurchases of our common stock from time to time and for general corporate purposes. The preferred securities are publicly held and traded on the New York Stock Exchange and have no voting rights except in certain limited circumstances.

Acquisitions

     In the development of our banking franchise, we emphasize acquiring other financial institutions as one means of achieving our growth objectives. Acquisitions may serve to enhance our presence in a given market, to expand the extent of our market area or to enable us to enter new or noncontiguous markets. After we consummate an acquisition, we expect to enhance the franchise of the acquired entity by supplementing the marketing and business development efforts to broaden the customer bases, strengthening particular segments of the business or filling voids in the overall market coverage. In addition, our acquisition program enables us to further leverage the operational support services available through First Banks and its affiliates and to provide the products and services typically available only through such a larger organization. We have primarily utilized cash, voting stock, borrowings and the issuance of trust preferred securities to meet our growth objectives under our acquisition program.
     Although in the past we have issued voting stock as consideration in some acquisitions, the majority of our recent acquisitions have been for cash, and our present intention is to seek cash transactions. Our ability to consummate additional acquisitions will be dependent, in part, on our access to cash resources with which to fund such transactions, and the maintenance of capital levels which are adequate to satisfy regulatory requirements and internal policies.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

     During the three years ended December 31, 2001, we completed ten bank acquisitions and one branch office purchase. As demonstrated below, our acquisitions during the three years ended December 31, 2001 have served to increase our presence in the California markets that we originally entered during 1995 and to further augment our existing markets. These transactions are summarized as follows:


                                                                                                                  Number
                                                                       Loans, net of                               of
                                                             Total       unearned      Investment                 banking
             Entity                          Date            assets      discount      securities   Deposits     locations
             ------                          ----            ------      --------     ----------    --------     ---------
                                                                    (dollars expressed in thousands)
2001
----

     BYL Bancorp
     Orange, California               October 31, 2001    $  281,500      175,000       12,600       251,800         7

     Charter Pacific Bank
     Agoura Hills, California         October 16, 2001       101,500       70,200        7,500        89,000         2
                                                          ----------    ---------     --------     ---------      ----
                                                          $  383,000      245,200       20,100       340,800         9
                                                          ==========    =========     ========     =========      ====

2000
----

     The San Francisco Company
     San Francisco, California       December 31, 2000    $  183,800      115,700       38,300       137,700         1

     Millennium Bank
     San Francisco, California       December 29, 2000       117,000       81,700       21,100       104,200         2

     Commercial Bank of San Francisco
     San Francisco, California        October 31, 2000       155,600       97,700       45,500       109,400         1

     First Bank & Trust
     Newport Beach, California        October 31, 2000     1,104,000      894,200       91,100       959,400        27

     Bank of Ventura
     Ventura, California               August 31, 2000        63,800       39,400       15,500        57,300         1

     Lippo Bank
     San Francisco, California       February 29, 2000        85,300       40,900       37,400        76,400         3
                                                          ----------    ---------     --------     ---------      ----
                                                          $1,709,500    1,269,600      248,900     1,444,400        35
                                                          ==========    =========     ========     =========      ====

1999
----

     Brentwood Bank of California
     Malibu, California branch
        office                      September 17, 1999    $   23,600        6,300           --        17,300         1

     Century Bank
     Beverly Hills, California         August 31, 1999       156,000       94,800       26,100       132,000         6

     Redwood Bancorp
     San Francisco, California           March 4, 1999       183,900      134,400       34,400       162,900         4
                                                          ----------    ---------     --------     ---------      ----
                                                          $  363,500      235,500       60,500       312,200        11
                                                          ==========    =========     ========     =========      ====

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


     Except for the acquisition of First Bank & Trust, we funded these acquisitions from available cash reserves, proceeds from sales and maturities of available-for-sale investment securities, borrowings under our revolving note payable to First Banks and proceeds from the issuance of trust preferred securities. We acquired First Bank & Trust through an exchange of shares of our common stock for all of the issued and outstanding shares of its common stock.

Restatements to Reflect Reorganizations

     In connection with our acquisition of First Bank & Trust on October 31, 2000, our financial information has been restated to include First Banks' ownership interest, reflected at historical cost, for all periods subsequent to First Banks' acquisition of First Bank & Trust, consistent with the accounting treatment applicable to combinations of entities under common control. Accordingly, Management's Discussion and Analysis of Financial Condition and Results of Operations and our accompanying consolidated financial statements are presented as if First Bank & Trust had been consolidated into our operations for all periods subsequent to March 15, 1995.

Critical Accounting Policies

     Our financial condition and results of operations presented in the consolidated financial statements, accompanying notes to the consolidated financial statements, selected consolidated and other financial data appearing elsewhere within this report, and management's discussion and analysis of financial condition and results of operations are, to large degree, dependent upon our accounting policies. The selection and application of our accounting policies involve judgments, estimates and uncertainties that are susceptible to change.
     We have identified the following accounting policies that we believe are the most critical to the understanding of our financial condition and results of operations. These critical accounting policies require management's most difficult, subjective and complex judgments about matters that are inherently uncertain. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of a materially different financial condition and/or results of operations could be a reasonable likelihood. The impact and any associated risks related to our critical accounting policies on our business operations is discussed throughout "--Management's Discussion and Analysis of Financial Condition and Results of Operations," where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 to our consolidated financial statements.

     Loans and Allowance for Loan Losses. We maintain an allowance for loan losses at a level considered adequate to provide for probable losses in our loan portfolio. The determination of our allowance for loan losses requires management to make significant judgments and estimates based upon a periodic analysis of our loans held for portfolio and held for sale considering, among other factors, current economic conditions, loan portfolio composition, past loan loss experience, independent appraisals, the fair value of underlying loan collateral, our customers' ability to pay and selected key financial ratios. If actual events prove the estimates and assumptions we used in determining our allowance for loan losses were incorrect, we may need to make additional provisions for loan losses. See further discussion under "--Loans and Allowance for Loan Losses" and Note 4 to our consolidated financial statements.

     Derivative   Financial   Instruments.   We  utilize  derivative   financial
instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The judgments and assumptions that are most critical to the application of this critical accounting policy are those affecting the estimation of fair value and hedge effectiveness. Fair value is based on quoted market prices where available. If quoted market prices are unavailable, fair value is based upon quoted market prices of comparable derivative instruments. Factors that affect hedge effectiveness include the initial selection of the derivative that will be used as a hedge and how well changes in its cash flow or fair value has correlated and is expected to correlate with changes in the cash flow or fair value of the underlying hedged asset or liability. Past correlation is easy to demonstrate, but expected correlation depends upon projections and trends that may not always hold true within acceptable limits. Changes in assumptions and conditions could result in greater than expected inefficiencies that, if large enough, could reduce or eliminate the economic benefits anticipated when the hedges were established and/or invalidate continuation of hedge accounting. The consequence of greater inefficiency and discontinuation of hedge accounting results in increased volatility to reported earnings. For cash flow hedges, this would result as more or all of the change in the fair value of the affected derivative would be reported in noninterest income. For fair value hedges, this would result as less or none of the change in the fair value of the derivative would be offset by changes in the fair value of the underlying hedged asset or liability. See further discussion under "--Interest Rate Risk Management" and Note 5 to our consolidated financial statements.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


     Deferred Tax Assets. We recognize deferred tax assets and liabilities for the estimated future tax effects of temporary differences, net operating loss carryforwards and tax credits. We recognize deferred tax assets subject to management's judgment based upon available evidence that realization is more likely than not. Our deferred tax assets are reduced, if necessary, by a deferred tax asset valuation allowance. In the event that we determine we would not be able to realize all or part of our net deferred tax assets in the future, we would need to adjust the recorded value of our deferred tax assets, which would result in a direct charge to our provision for income taxes in the period in such determination is made. See further discussion under "--Comparison of Results of Operations for the Years Ended December 31, 2001 and 2000 - Provision for Income Taxes" and Note 10 to our consolidated financial statements.

     Business Combinations. We emphasize acquiring other financial institutions as one means of achieving our growth objectives. The determination of the fair value of the assets and liabilities acquired in these transactions as well as the returns on investment that may be achieved requires management to make significant judgments and estimates based upon detailed analyses of the existing and future economic value of such assets and liabilities and/or the related income steams, including the resulting intangible assets. If actual events prove the estimates and assumptions we used in determining the fair values of the acquired assets and liabilities or the projected income were incorrect, we may need to make additional adjustments to the recorded values of such assets and liabilities, which could result in increased volatility to reported earnings. In addition, we may need to make additional adjustments to the recorded value of our intangible assets, which directly impact our regulatory capital levels. See further discussion under "--Acquisitions," "--Effects of New Accounting Standards," and Note 2 and Note 19 to our consolidated financial statements.

Financial Condition and Average Balances

     Our average total assets were $2.75 billion for the year ended December 31, 2001, compared to $2.10 billion and $1.70 billion for the years ended December 31, 2000 and 1999, respectively. We attribute the increase of $646.6 million in total average assets for 2001 primarily to the acquisitions completed during the fourth quarter of 2000 and in 2001; internal loan growth generated through the efforts of our business development staff and an increase in the amount of derivative instruments held resulting from a change in accounting principle and increased utilization of these instruments to hedge our interest rate risk. The acquisitions of BYL Bancorp and Charter Pacific Bank, completed in October 2001, provided assets of $281.5 million and $101.5 million, respectively. Similarly, we attribute the increase of $404.6 million in total average assets for 2000 primarily to the acquisitions of Commercial Bank of San Francisco, Bank of Ventura and Lippo Bank, which provided total assets of $155.6 million, $63.8 million and $85.3 million, respectively, as well as internal loan growth. The acquisitions of Millennium Bank and The San Francisco Company were completed on December 29, 2000 and December 31, 2000, respectively, and therefore did not have a significant impact on our average total assets for the year ended December 31, 2000. These acquisitions alone provided $300.8 million, or 49.7% of the total assets we acquired in 2000.
     The increase in assets for 2001 was primarily funded by an increase in average deposits of $507.7 million to $2.30 billion for the year ended December 31, 2001. We utilized the majority of the funds generated from our deposit growth to fund a portion of our loan growth, and the remaining funds were either temporarily invested in federal funds sold or invested in available-for-sale investment securities, resulting in an increase in average investment securities of $60.9 million to $266.6 million for the year ended December 31, 2001. Similarly, we funded the increase in assets for 2000 by an increase in total average deposits of $357.3 million to $1.80 billion for the year ended December 31, 2000 and a decrease in average investment securities of $2.7 million to $205.7 million for the year ended December 31, 2000. We utilized the majority of the funds generated from our deposit growth to fund a portion of our loan growth, and the remaining funds were temporarily invested in federal funds sold, resulting in an increase in average federal funds sold and other of $55.7 million to $88.8 million for the year ended December 31, 2000.
     Loans, net of unearned discount, averaged $2.11 billion, $1.62 billion and $1.30 billion for the years ended December 31, 2001, 2000 and 1999, respectively. The acquisitions we completed during 2000 and 2001, excluding First Bank & Trust, provided loans, net of unearned discount, of $375.4 million and $245.2 million, respectively. In addition to the growth provided by these acquisitions, for 2001, $50.9 million of net loan growth was provided by corporate banking business development, consisting of an increase of $41.9 million of commercial, financial and agricultural loans, an increase of $71.7 million of commercial real estate loans and a decrease of $62.7 million of real estate construction and land development loans. These changes were partially offset by continuing reductions in consumer and installment loans, net of unearned discount, which consist primarily of indirect automobile loans, of $17.0 million and residential real estate loans of $13.2 million. These changes are consistent with our objectives of de-emphasizing consumer lending and expanding commercial lending, and result from the focus we have placed on our business development efforts and the portfolio repositioning which we began in the mid-1990s. This repositioning provided for the origination of indirect automobile loans to be substantially reduced. In addition, the overall increase in loans, net of unearned discount, was further offset by anticipated attrition in the loan portfolios associated with our acquisitions completed during the fourth quarter of 2000.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


     Investment securities averaged $266.6 million, $205.7 million and $208.5 million for the years ended December 31, 2001, 2000 and 1999, respectively, reflecting an increase of $60.9 million for the year ended December 31, 2001 and a decrease of $2.7 million for the year ended December 31, 2000. The increase for 2001 is primarily associated with the investment securities that we acquired in conjunction with our 2000 and 2001 acquisitions and the investment of excess funds available due to reduced loan demand. This increase was partially offset by the liquidation of certain acquired investment securities, a higher than normal level of calls of investment securities prior to their normal maturity dates throughout 2001 resulting from the general decline in interest rates and sales of certain available-for-sale investment securities. We attribute the decrease for 2000 primarily to the liquidation of certain acquired investment securities and to sales of investment securities available for sale necessary to provide an additional source of funds for our loan growth.
     Our average nonearning assets were $290.6 million for the year ended December 31, 2001, compared to $186.7 million and $152.8 million for the years ended December 31, 2000 and 1999, respectively. The increase in average nonearning assets for the year ended December 31, 2001 is primarily due to our acquisitions completed during 2000 and 2001 and to derivative instruments of $28.9 million at December 31, 2001, resulting from the implementation of Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 - Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, and SFAS No. 138 - Accounting for Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133.
     We use deposits as our primary funding source and acquire them from a broad base of local markets, including both individual and corporate customers. Deposits averaged $2.30 billion, $1.80 billion and $1.44 billion for the years ended December 31, 2001, 2000 and 1999, respectively. Total deposits increased by $248.9 million to $2.56 billion at December 31, 2001 from $2.31 billion at December 31, 2000. We credit the increases primarily to our acquisitions completed during the respective periods and the expansion of our deposit product and service offerings available to our customer base. The overall increase for 2001 was partially offset by an anticipated level of account attrition associated with our acquisitions completed during the fourth quarter of 2000.
     Note payable and short-term borrowings averaged $126.2 million, $38.7 million and $39.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. Our note payable decreased by $27.0 million to $71.0 million at December 31, 2001 from $98.0 million at December 31, 2000. The reduction for 2001 was primarily funded with dividends from FB&T. In addition, the merger of our former subsidiary, First Bank & Trust, with and into Bank of San Francisco, effective March 29, 2001, allowed us to further reduce our note payable through a capital reduction of $23.0 million. The overall decline in our note payable for the year ended December 31, 2001 was partially offset by additional advances of $26.0 million drawn to fund our acquisitions of Charter Pacific Bank and BYL Bancorp.
     Stockholders' equity averaged $231.1 million, $175.3 million and $154.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. We associate the increase for 2001 primarily with net income of $39.6 million, an $18.9 million increase in accumulated other comprehensive income and a $26.2 million increase from the issuance of additional common stock to First Banks, which served as a partial funding source for our acquisition of BYL Bancorp. The increase in accumulated other comprehensive income reflects an increase of $17.4 million associated with our derivative financial instruments as accounted for under SFAS 133, as amended, and an increase of $1.5 million resulting from the change in unrealized gains and losses on available-for-sale investment securities. In addition, an increase of $5.0 million was attributed to a reduction of our deferred tax asset valuation reserve resulting from the expected utilization of net operating losses. We associate the increase in stockholders' equity for 2000 primarily to net income of $27.8 million and a $3.0 million increase in accumulated other comprehensive income, resulting from the change in unrealized gains and losses on available-for-sale investment securities. The increase was partially offset by repurchases of $1.5 million of common stock for treasury and a reduction of $7.0 million associated with pre-merger transactions of FB&T, which represent transactions that occurred prior to our acquisition of FB&T.

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

                                                                 Years ended December 31,
                                --------------------------------------------------------------------------------------------
                                           2001                             2000                          1999
                                ---------------------------    -----------------------------   -----------------------------
                                               Interest                     Interest                         Interest
                                    Average    income/   Yield/  Average    income/     Yield/    Average    income/   Yield/
                                    balance    expense   rate    balance    expense     rate      balance    expense   rate
                                    -------    -------   ----    -------    -------     ----      -------    -------   ----
                                                                (dollars expressed in thousands)
        ASSETS
        ------
Interest-earning assets:
  Loans (1) (2) (3) (4).........  $2,109,284   187,426   8.89%  $1,621,432   158,020    9.75%   $1,303,742   118,279   9.07%
  Investment securities (3).....     266,643    16,520   6.20      205,746    13,652    6.64       208,481    12,753   6.12
  Federal funds sold and other..      82,710     4,401   5.32       88,782     5,576    6.28        33,041     1,688   5.11
                                  ----------   -------          ----------  --------            ----------   -------
    Total interest-earning
      assets....................   2,458,637   208,347   8.47    1,915,960   177,248    9.25     1,545,264   132,720   8.59
                                               -------                      --------                         -------
Nonearning assets...............     290,637                       186,709                         152,827
                                  ----------                    ----------                      ----------
    Total assets................  $2,749,274                    $2,102,669                      $1,698,091
                                  ==========                    ==========                      ==========


   LIABILITIES AND
 STOCKHOLDERS' EQUITY
 --------------------

Interest-bearing liabilities:
  Interest-bearing demand
   deposits....................  $   238,512     3,634   1.52%  $  152,487     2,415    1.58%   $  133,976     2,053   1.53%
  Savings deposits..............     794,590    27,470   3.46      575,227    25,398    4.42       454,022    17,146   3.78
  Time deposits (4).............     836,017    45,138   5.40      727,695    41,561    5.71       586,970    30,009   5.11
                                  ----------   -------          ----------  --------            ----------   -------
    Total interest-bearing
      deposits..................   1,869,119    76,242   4.08    1,455,409    69,374    4.77     1,174,968    49,208   4.19
  Note payable and
   short-term borrowings.......      126,171     6,782   5.38       38,696     2,251    5.82        39,677     2,031   5.12
                                  ----------   -------          ----------  --------            ----------   -------
    Total interest-bearing
     liabilities................   1,995,290    83,024   4.16    1,494,105    71,625    4.79     1,214,645    51,239   4.22
                                               -------                      --------                         -------

Noninterest-bearing liabilities:
  Demand deposits...............     434,290                       340,278                         263,427
  Other liabilities.............      88,547                        92,967                          65,092
                                  ----------                    ----------                      ----------
    Total liabilities...........   2,518,127                     1,927,350                       1,543,164
Stockholders' equity............     231,147                       175,319                         154,927
                                  ----------                    ----------                      ----------
    Total liabilities and
     stockholders' equity.......  $2,749,274                    $2,102,669                      $1,698,091
                                  ==========                    ==========                      ==========
Net interest income.............               125,323                       105,623                          81,481
                                               =======                      ========                         =======
Interest rate spread............                         4.31%                          4.46%                          4.37%
Net interest margin (5) ........                         5.10                           5.51                           5.27
                                                         ====                           ====                           ====

------------------------
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)  Interest income on loans includes loan fees.
(3)  We have no tax-exempt income.
(4) Interest income and interest expense includes the effects of interest rate swap agreements.
(5) Net interest margin in the ratio of net interest income to average interest-earning assets.

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

                                                       Increase (Decrease) Attributable to Change in:
                                             ------------------------------------------------------------------
                                               December 31, 2001 compared           December 31, 2000 compared
                                                  to December 31, 2000                 to December 31, 1999
                                             -----------------------------         ----------------------------
                                                                    Net                                   Net
                                             Volume     Rate       Change         Volume      Rate       Change
                                             ------     ----       ------         ------      ----       ------
                                                              (dollars expressed in thousands)

Interest-earning assets:
   Loans (1) (2) (3) (4)..................  $ 44,306   (14,900)    29,406         30,391      9,350      39,741
   Investment securities (3)..............     3,823      (955)     2,868           (170)     1,069         899
   Federal funds sold and other...........      (363)     (812)    (1,175)         3,404        484       3,888
                                            --------   -------    -------         ------     ------      ------
         Total interest income............    47,766   (16,667)    31,099         33,625     10,903      44,528
                                            --------   -------    -------         ------     ------      ------
Interest-bearing liabilities:
   Interest-bearing demand deposits.......     1,314       (95)     1,219            293         69         362
   Savings deposits.......................     8,357    (6,285)     2,072          5,049      3,203       8,252
   Time deposits..........................     5,927    (2,350)     3,577          7,648      3,904      11,552
   Note payable and
     short-term borrowings................     4,714      (183)     4,531            (51)       271         220
                                            --------   -------    -------         ------     ------      ------
         Total interest expense...........    20,312    (8,913)    11,399         12,939      7,447      20,386
                                            --------   -------    -------         ------     ------      ------
         Net interest income..............  $ 27,454    (7,754)    19,700         20,686      3,456      24,142
                                            ========   =======    =======         ======     ======      ======

------------------------
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)  Interest income on loans includes loan fees.
(3)  We have no tax-exempt income.
(4) Interest income and interest expense includes the effect of interest rate swap agreements.


Net Interest Income

     The primary source of our income is net interest income, which is the difference between the interest earned on our interest-earning assets and the interest paid on our interest-bearing liabilities. Net interest income increased to $125.3 million, or 5.10% of average interest-earning assets, for the year ended December 31, 2001, from $105.6 million, or 5.51% of average interest-earning assets, and $81.5 million, or 5.27% of average interest-earning assets, for the years ended December 31, 2000 and 1999, respectively. We credit the increased net interest income for 2001 primarily to the net interest-earning assets provided by our acquisitions completed during 2000 and 2001, internal loan growth and earnings on our interest rate swap agreements that we entered into in conjunction with our interest rate risk management program. The overall increase in net interest income was partially offset by continued reductions in prevailing interest rates throughout 2001, resulting in the overall decline in our net interest rate margin. We credit the increase in net interest income for 2000 primarily to the net interest-earning assets provided by our acquisitions completed during 1999 and 2000, internal loan growth and increases in prevailing interest rates which resulted in increased yields on interest-earning assets. However, the overall increase in net interest income for 2000 was partially offset by the expense associated with our interest rate swap agreements.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


     Average total loans, net of unearned discount, increased by $487.9 million to $2.11 billion for the year ended December 31, 2001, from $1.62 billion and $1.30 billion for the years ended December 31, 2000 and 1999, respectively. The yield on our loan portfolio, however, declined to 8.89% for the year ended December 31, 2001, in comparison to 9.75% for 2000. This was a major contributor to the 41 basis point decline in our net interest rate margin for 2001. We attribute the decline in yields and our net interest rate margin primarily to decreases in prevailing interest rates. During 2001, the Board of Governors of the Federal Reserve System decreased the targeted federal funds rate 11 times, resulting in 11 decreases in the prime rate of interest from 9.50% to 4.75%. This is reflected not only in the rate of interest earned on loans that are indexed to the prime rate, but also in other assets and liabilities which either have variable or adjustable rates, or which matured or repriced during this period. In addition, increased competition within our market areas led to reduced lending rates. As further discussed under "--Interest Rate Risk Management," the reduced level of interest income earned on our loan portfolio as a result of declining interest rates was partially mitigated by the earnings associated with our interest rate swap agreements. For the year ended December 31, 2001, these agreements provided net interest income of $12.3 million. Conversely, the yield on our loan portfolio for the year ended December 31, 2000 increased to 9.75% from 9.07% for the year ended December 31, 1999, principally as a result of increases in prevailing interest rates. During the period from June 30, 1999 to December 31, 2000, the Board of Governors of the Federal Reserve System increased the targeted federal funds rate six times, resulting in six increases in the prime rate of interest from 7.75% to 9.50%, respectively. However, the improved yield on our loan portfolio was partially offset by the expense associated with our interest rate swap agreements, which was $2.1 million for the year ended December 31, 2000.
     For the years ended December 31, 2001, 2000 and 1999, the aggregate weighted average rate paid on our interest-bearing deposit portfolio was 4.08%, 4.77% and 4.19%, respectively. We attribute the decline in 2001 primarily to rates paid on savings and time deposits, which have continued to decline in conjunction with the interest rate reductions previously discussed. The overall decrease in rates paid is a result of generally decreasing interest rates in 2001 as compared to generally increasing interest rates in 2000. However, the competitive pressures on deposits within our market areas precluded us from fully reflecting the general interest rate decreases in our deposit pricing and still providing an adequate funding source for continued loan growth.
     The aggregate weighted average rate paid on our revolving note payable and short-term borrowings decreased to 5.38% for the year ended December 31, 2001, from 5.82% for the year ended December 31, 2000, reflecting a decrease in market interest rates. Amounts outstanding under our $100.0 million revolving note payable to First Banks bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. Thus, our revolving note payable represents a relatively high-cost funding source which, although it has been mitigated by reductions in the prime lending rate throughout 2001, has the effect of increasing the weighted average rate of non-deposit liabilities. During 2000, we utilized the note payable to fund our acquisitions of Lippo Bank, Commercial Bank of San Francisco, Millennium Bank and The San Francisco Company, thus resulting in a significantly higher level of borrowings occurring during the fourth quarter of 2000. During 2001, our revolving note payable was utilized to fund our acquisitions of Charter Pacific Bank and BYL Bancorp.

Interest Rate Risk Management

     For financial institutions, the maintenance of a satisfactory level of net interest income is a primary factor in achieving acceptable income levels. However, the maturity and repricing characteristics of the institution's loan and investment portfolios may differ significantly from its deposit structure. The nature of the loan and deposit markets within which a financial institution operates, and its objectives for business development within those markets at any point in time, influence these characteristics. In addition, the ability of borrowers to repay loans and depositors to withdraw funds prior to stated maturity dates introduces divergent option characteristics which operate primarily as interest rates change. These factors cause various elements of the institution's balance sheet to react in different manners and at different times relative to changes in interest rates, thereby leading to increases or decreases in net interest income over time. Depending upon the direction and velocity of interest rate movements and their effect on the specific components of the institution's balance sheet, the effects on net interest income can be substantial. Consequently, managing a financial institution requires establishing effective control over the exposure of the institution to changes in interest rates.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


     We manage our interest rate risk by:

     >>   maintaining an Asset Liability Committee,  or ALCO, responsible to our
          Board  of  Directors,   to  review  the  overall  interest  rate  risk
          management activity and approve actions taken to reduce risk;

     >> maintaining an effective simulation model to determine our exposure to changes in interest rates;

     >> coordinating the lending, investing and deposit-generating functions to control the assumption of interest rate risk; and

     >> employing various financial instruments, including derivatives, to offset inherent interest rate risk when it becomes excessive.

     The objective of these procedures is to limit the adverse impact that changes in interest rates may have on our net interest income.
     The ALCO has overall responsibility for the effective management of interest rate risk and the approval of policy guidelines. The ALCO includes our Chairman and Chief Executive Officer, President and the senior executives of investments, credit, banking support and finance, and certain other officers. The Asset Liability Management Group, which monitors interest rate risk, supports the ALCO, prepares analyses for review by the ALCO and implements actions which are either specifically directed by the ALCO or established by policy guidelines.
     In managing sensitivity, we strive to reduce the adverse impact on earnings by managing interest rate risk within internal policy constraints. Our policy is to manage exposure to potential risks associated with changing interest rates by maintaining a balance sheet posture in which annual net interest income is not significantly impacted by reasonably possible near-term changes in interest rates. To measure the effect of interest rate changes, we project our net income over two one-year horizons on a pro forma basis. The analysis assumes various scenarios for increases and decreases in interest rates including both instantaneous and gradual, and parallel and non-parallel shifts in the yield curve, in varying amounts. For purposes of arriving at reasonably possible near-term changes in interest rates, we include scenarios based on actual changes in interest rates, which have occurred over a two-year period, simulating both a declining and rising interest rate scenario. We are "asset-sensitive," and our simulation model indicates a loss of projected net interest income should interest rates decline. While a decline in interest rates of less than 100 basis points has a relatively minimal impact on our net interest income, an instantaneous, parallel decline in the interest yield curve of 100 basis points indicates a pre-tax projected loss of approximately 5.5% of net interest income, based on assets and liabilities at December 31, 2001. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time.
     As previously discussed, we utilize derivative financial instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The derivative financial instruments we hold are summarized as follows:

                                                                            December 31
                                                          ----------------------------------------------
                                                                   2001                    2000
                                                          ----------------------  ----------------------
                                                          Notional     Credit      Notional     Credit
                                                           Amount     Exposure      Amount     Exposure
                                                           ------     --------      ------     --------
                                                                 (dollars expressed in thousands)

         Cash flow hedges..............................   $ 555,000     1,006        535,000      1,112
         Fair value hedges.............................      54,900     1,881             --         --
         Interest rate cap agreements..................     150,000       688        150,000      1,251
                                                          =========    ======      =========    =======

     The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of our credit exposure through its use of these instruments. The credit exposure represents the accounting loss we would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value.
     During 2001 and 1999, we realized net interest income on our derivative financial instruments of $12.3 million and $226,000, respectively, in comparison to net interest expense of $2.1 million in 2000. In addition, we realized a net gain on derivative instruments, which is included in noninterest income in the consolidated statements of income, of $10.2 million for the year ended December 31, 2001.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

     Cash Flow Hedges. We entered into the following interest rate swap agreements, designated as cash flow hedges, to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income over time:

     >> During 1998, we entered into $105.0 million notional amount of interest rate swap agreements that provided for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the daily weighted average prime lending rate minus 2.705%. The terms of the swap agreements provided for us to pay quarterly and receive payment semiannually. In June 2001, we terminated these swap agreements, which would have expired in 2002, in order to appropriately modify our overall hedge position in accordance with our risk management program. In conjunction with the termination of these swap agreements, we recorded a pre-tax gain of $1.4 million.

     >> During September 1999, we entered into $130.0 million notional amount of interest rate swap agreements that provided for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the daily weighted average prime lending rate minus 2.70%. The terms of the swap agreements provided for us to pay and receive interest on a quarterly basis. In April 2001, we terminated these swap agreements, which would have expired in September 2001, and replaced them with similar swap agreements with extended maturities in order to lengthen the period covered by the swaps. In conjunction with the termination of these swap agreements, we recorded a pre-tax gain of $731,000.

     >> During September 2000, March 2001 and April 2001, we entered into $300.0 million, $200.0 million and $130.0 million notional amount, respectively, of interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate equivalent to the weighted average prime lending rate minus either 2.70% or 2.82%. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. In November 2001, we terminated $75 million notional amount of these swap agreements, which would have expired in April 2006, in order to appropriately modify our overall hedge position in accordance with our risk management program. We recorded a pre-tax gain of $2.6 million in conjunction with the termination of these swap agreements. The amount receivable by us under the remaining swap agreements was $1.7 million and $621,000 at December 31, 2001 and 2000, respectively, and the amount payable by us under the swap agreements was $647,000 and $623,000 at December 31, 2001 and 2000, respectively.

     The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as cash flow hedges as of December 31, 2001 and 2000 were as follows:

                                                         Notional       Interest Rate     Interest Rate       Fair
                         Maturity Date                    Amount            Paid            Received         Value
                         -------------                   --------        -----------      -------------     --------
                                                                      (dollars expressed in thousands)

         December 31, 2001:
             September 20, 2004.......................  $ 300,000           2.05%             6.78%        $ 20,490
             March 21, 2005...........................    200,000           1.93              5.24            4,951
             April 2, 2006............................     55,000           1.93              5.45            1,268
                                                        ---------                                          --------
                                                        $ 555,000           1.99              6.09         $ 26,709
                                                        =========          =====             =====         ========

         December 31, 2000:
             September 27, 2001.......................  $ 130,000           6.80%             6.14%        $     49
             June 11, 2002............................     15,000           6.80              6.00                7
             September 16, 2002.......................     20,000           6.80              5.36             (184)
             September 18, 2002.......................     70,000           6.80              5.33             (690)
             September 20, 2004.......................    300,000           6.80              6.78            8,434
                                                        ---------                                          --------
                                                        $ 535,000           6.80              6.35         $  7,616
                                                        =========          =====             =====         ========

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


     Fair Value Hedges. During January 2001, we entered into $54.9 million notional amount of interest rate swap agreements to effectively shorten the repricing characteristics of certain interest-bearing liabilities with the objective of stabilizing net interest income over time. The swap agreements provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. The amount receivable and payable by us under the swap agreements was $1.4 million and $318,000 at December 31, 2001, respectively.
     The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as fair value hedges as of December 31, 2001 were as follows:

                                                         Notional      Interest Rate     Interest Rate      Fair
                         Maturity Date                    Amount           Paid            Received         Value
                         -------------                   --------       -----------     -------------    ----------
                                                                      (dollars expressed in thousands)

         December 31, 2001:
             January 9, 2004..........................  $  10,000           2.48%             5.37%        $   352
             January 9, 2006..........................     44,900           2.48              5.51           1,160
                                                        ---------                                          -------
                                                        $  54,900           2.48              5.48         $ 1,512
                                                        =========          =====             =====         =======

     Interest Rate Floor Agreements. During January 2001 and March 2001, we entered into $100.0 million and $75.0 million notional amount, respectively, of four-year interest rate floor agreements to further stabilize net interest income in the event of a falling rate scenario. The interest rate floor agreements provided for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month London Interbank Offering Rate and the strike prices of 5.50% or 5.00%, respectively, should the three-month London Interbank Offering Rate fall below the respective strike prices. In November 2001, we terminated these interest rate floor agreements in order to appropriately modify our overall hedge position in accordance with our risk management program. In conjunction with the termination, we recorded a pre-tax adjustment of $2.6 million representing the decline in fair value from our previous month-end measurement date. These agreements provided net interest income of $1.2 million for the year ended December 31, 2001.

     Interest Rate Cap Agreements. In conjunction with the interest rate swap agreements entered into in September 2000, we also entered into a four-year $150.0 million notional amount interest rate cap agreement to limit the net interest expense associated with the interest rate swap agreements in the event of a rising rate scenario. The interest rate cap agreement provides for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month London Interbank Offering Rate and the strike price of 7.50% should the three-month London Interbank Offering Rate exceed the strike price. At December 31, 2001 and 2000, the carrying value of this interest rate cap agreement, which is included in derivative instruments in the consolidated balance sheets, was $688,000 and $1.3 million, respectively.

     Pledged Collateral. At December 31, 2001 and 2000, we had pledged investment securities available for sale with a carrying value of $894,000 and $2.6 million, respectively, in connection with the interest rate swap agreements. In addition, we had accepted, as collateral in connection with the interest rate swap agreements, cash of $1.5 million and investment securities with a fair value of $28.5 million at December 31, 2001, and investment securities with a fair value of $8.5 million at December 31, 2000. We are permitted by contract to sell or repledge the collateral accepted from its counterparties; however, at December 31, 2001 and 2000, we had not done so.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison  of Results of Operations  for the Years Ended  December 31, 2001 and
2000

     Net Income. Net income was $39.6 million, or $3.25 per share on a diluted basis, for the year ended December 31, 2001, compared to $27.8 million, or $2.29 per share on a diluted basis, for 2000. The implementation of SFAS 133, as amended, on January 1, 2001, resulted in the recognition of a cumulative effect of change in accounting principle of $459,000, net of tax, which reduced net income. Excluding this item, net income was $40.1 million, or $3.29 per share on a diluted basis, for the year ended December 31, 2001. The improved earnings primarily result from increased net interest income and noninterest income as well as a reduced provision for income taxes. The reduced provision for income taxes includes the effect of an $8.1 million reduction in our deferred tax asset valuation allowance that was no longer deemed necessary as our overall net deferred tax assets are expected to be recoverable through future earnings. The overall improvement in earnings was partially offset by an increased provision for loan losses and higher operating expenses, including a nonrecurring charge associated with the establishment of a specific reserve related to a contingent liability.
     Net interest income improved to $125.3 million for the year ended December 31, 2001, compared to $105.6 million for 2000. However, our net interest rate margin declined to 5.10% for the year ended December 31, 2001 from 5.51% for 2000. Net interest income increased primarily as a result of increased earning assets generated through internal loan growth along with our acquisitions completed throughout 2000 and 2001. However, the improvement in net interest income was significantly mitigated by continued reductions in prevailing interest rates throughout 2001. We funded the overall loan growth primarily through deposits added through acquisitions and internal deposit growth. During the year ended December 31, 2001, noninterest income improved significantly to $27.1 million from $12.1 million for the years ended December 31, 2001 and 2000, respectively, as further discussed under "--Noninterest Income."
     The improvement in net interest income and noninterest income was partially offset by increased operating expenses to $93.6 million for the year ended December 31, 2001, compared to $70.0 million for 2000. The increased operating expenses reflect the operating expenses of our 2000 and 2001 acquisitions, exclusive of First Bank & Trust, subsequent to their respective acquisition dates; increased salaries and employee benefit expenses; increased information technology fees; increased legal, examination and professional fees; increased amortization of intangibles associated with the purchase of subsidiaries; and a charge to other expense associated with the establishment of a specific reserve on an unfunded letter of credit.

     Provision for Loan Losses. The provision for loan losses was $5.0 million and $1.9 million for the years ended December 31, 2001 and 2000, respectively. The provisions for loan losses reflect the level of loan charge-offs and recoveries, the adequacy of the allowance for loan losses and the effect of economic conditions within our markets. We attribute the increase in the provision for loan losses primarily to the overall growth in our loan portfolio, both internal and through acquisitions, a general increase in risk associated with the continued changing composition of our loan portfolio and an increase in nonperforming assets and past due loans, which is further discussed under "--Loans and Allowance for Loan Losses." Loan charge-offs were $10.0 million and $5.4 million for the years ended December 31, 2001 and 2000, respectively. The increase in loan charge-offs reflects a $1.4 million charge-off on a single shared national credit relationship, a $675,000 charge-off with respect to a loan in an acquired portfolio as well as the effects of the slowdown in economic conditions prevalent within our markets. Loan recoveries were $4.2 million and $5.2 million for the years ended December 31, 2001 and 2000, respectively. Nonperforming assets and past due loans increased by $18.4 million to $47.5 million from $29.1 million at December 31, 2001 and 2000, respectively, and we anticipate these trends will continue in the near future. However, we believe these trends represent normal cyclical trends experienced within the banking industry during times of economic slowdown. Management considered these trends in its overall assessment of the adequacy of the allowance for loan losses. Our acquisitions during 2000 and 2001 provided $6.1 million and $5.5 million, respectively, in additional allowance for loan losses at the respective acquisition dates.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

     Tables summarizing nonperforming assets, past-due loans and charge-off and recovery experience are presented under "--Loans and Allowance for Loan Losses."

     Noninterest Income and Expense. The following table summarizes noninterest income and noninterest expense for the years ended December 31, 2001 and 2000:

                                                                                        Increase (Decrease)
                                                                                        -------------------
                                                                2001        2000         Amount     Percent
                                                                ----        ----         ------     -------
                                                                       (dollars expressed in thousands)

     Noninterest income:
       Service charges on deposit accounts
         and customer service fees........................   $  9,610       7,626         1,984      26.02%
       Net (loss) gain on sales of available-for-sale
         securities.......................................       (418)        177          (595)   (336.16)
       Bank-owned life insurance investment income........      1,539       1,339           200      14.94
       Gain on derivative instruments, net................     10,173          --        10,173     100.00
       Other .............................................      6,236       2,935         3,301     112.47
                                                             --------     -------      --------
           Total noninterest income.......................   $ 27,140      12,077        15,063     124.72
                                                             ========     =======      ========     ======

     Noninterest expense:
       Salaries and employee benefits.....................   $ 32,788      25,917         6,871      26.51%
       Occupancy, net of rental income....................     10,671       8,496         2,175      25.60
       Furniture and equipment............................      4,027       3,588           439      12.24
       Postage, printing and supplies.....................      1,779       1,459           320      21.93
       Information technology fees........................     10,174       7,406         2,768      37.38
       Legal, examination and professional fees...........     10,548       6,995         3,553      50.79
       Amortization of intangibles associated with the
         purchase of subsidiaries.........................      5,522       3,234         2,288      70.75
       Communications.....................................      1,255         943           312      33.09
       Advertising and business development...............        735         969          (234)    (24.15)
       Guaranteed preferred debentures....................      3,900       3,908            (8)     (0.20)
       Other..............................................     12,169       7,104         5,065      71.30
                                                             --------     -------      --------
           Total noninterest expense......................   $ 93,568      70,019        23,549      33.63
                                                             ========     =======      ========     ======

     Noninterest Income. Noninterest income was $27.1 million for the year ended December 31, 2001, compared to $12.1 million for 2000. Noninterest income consists primarily of service charges on deposit accounts and customer service fees, net gains on derivative instruments and other income.
     Service charges on deposit accounts and customer service fees increased to $9.6 million for 2001, from $7.6 million for 2000. We attribute the increase in service charges and customer service fees to:

     >>   increased deposit balances provided by internal growth;

     >>   our acquisitions completed throughout 2000 and 2001;

     >> additional products and services available and utilized by our expanding base of retail and commercial customers;

     >> increased fee income resulting from revisions of customer service charge rates, effective June 30, 2000 and July 1, 2001, and enhanced control of fee waivers; and

     >> increased income associated with automated teller machine services and debit cards.

     Noninterest income for the year ended December 31, 2001 included a net loss on sales of available-for-sale investment securities of $418,000, as compared to a net gain of $177,000 in 2000. The net loss in 2001 resulted from sales of certain equity investment securities and a higher than normal level of investment security calls experienced as a result of the prevailing interest rate environment. The net gain in 2000 resulted from sales of investment securities held by acquired institutions that did not meet our overall investment objectives.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


     The net gain on derivative instruments of $10.2 million for the year ended December 31, 2001 is due to gains resulting from the terminations of certain interest rate floor and swap agreements to adjust our interest rate hedge position consistent with changes in the portfolio structure and mix. In addition, the net gain reflects changes in the fair value of our interest rate cap agreements, interest rate floor agreements and fair value hedges, in accordance with the requirements of SFAS No. 133, as amended, which was implemented on January 1, 2001.
     Other income was $6.2 million and $2.9 million for the years ended December 31, 2001 and 2000, respectively. We attribute the primary components of the increase to:

     >>   our acquisitions completed during 2000 and, to a lesser extent, 2001;

     >> increased earnings associated with our international banking products, which were initially offered in March 2000;

     >> increased brokerage revenue of $1.1 million, which is primarily associated with the stock option services acquired in conjunction with our acquisition of Bank of San Francisco in December 2000;

     >> increased earnings associated with our official check processing program, in which we earn a fee based upon the amount of official checks issued and outstanding; and

     >> income of approximately $1.2 million associated with equipment leasing activities that were acquired in conjunction with our acquisition of Bank of San Francisco.

     Noninterest Expense. Noninterest expense was $93.6 million for the year ended December 31, 2001, compared to $70.0 million for 2000. The increase reflects:

     >>   the noninterest  expense  associated with our  acquisitions  completed
          during  2000  and  2001,  including  certain   nonrecurring   expenses
          associated with those acquisitions;

     >>   increased salaries and employee benefit expenses;

     >>   increased information technology fees;

     >>   increased legal, examination and professional fees;

     >> increased amortization of intangibles associated with our acquisitions completed during 2000; and

     >>   increased other expense.

     Salaries and employee benefits increased by $6.9 million to $32.8 million from $25.9 million for the years ended December 31, 2001 and 2000, respectively. We primarily associate the increase with our 2000 and 2001 acquisitions.
However, the increase also reflects the competitive environment in the employment market that has resulted in a higher demand for limited resources, thus escalating industry salary and employee benefit costs associated with employing and retaining qualified personnel. In addition, the increase includes various additions to our staff to enhance management expertise.
     Occupancy, net of rental income, and furniture and equipment expense totaled $14.7 million in 2001, in comparison to $12.1 million in 2000. The increase is primarily attributable to our acquisitions, the relocation of certain California and Texas branches and increased depreciation expense associated with numerous capital expenditures.
     Information technology fees were $10.2 million and $7.4 million for the years ended December 31, 2001 and 2000, respectively, of which $9.2 million and $6.8 million were paid to First Services, L.P., an affiliate of First Banks. First Services, L.P. provides information technology and various related services to FB&T and us. We attribute the increased fees to growth and technological advancements consistent with our product and service offerings, continued expansion upgrades to technological equipment, networks and communication channels, and certain nonrecurring expenses associated with the data processing conversions of Redwood Bank, Commercial Bank of San Francisco, Bank of San Francisco, Millennium Bank, Charter Pacific Bank and BYL Bancorp completed in 2001.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


     Legal, examination and professional fees were $10.5 million and $7.0 million for the years ended December 31, 2001 and 2000, respectively. We primarily attribute the increase in these fees to the ongoing professional services utilized by certain of our acquired entities and increased legal fees associated with commercial loan documentation, collection efforts, expanded corporate activities and certain defense litigation.
     Intangibles associated with the purchase of subsidiaries are amortized on a straight-line basis generally over 15 years. Amortization of these intangibles was $5.5 million and $3.2 million in 2001 and 2000, respectively. The increase for 2001 is primarily attributable to amortization of the cost in excess of the fair value of the net assets acquired of Commercial Bank of San Francisco, Bank of Ventura, Lippo Bank, Millennium Bank and The San Francisco Company.
     Other expense was $12.2 million and $7.1 million for the years ended December 31, 2001 and 2000, respectively. Other expense encompasses numerous general and administrative expenses including travel, meals and entertainment, insurance, freight and courier services, correspondent bank charges, miscellaneous losses and recoveries, memberships and subscriptions, transfer agent fees and sales taxes. We attribute the overall increase in other expense to:

     >>   our acquisitions completed during 2000 and 2001;

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

     Provision for Income Taxes. The provision for income taxes was $13.8 million for the year ended December 31, 2001, representing an effective income tax rate of 25.6%, in comparison to $18.0 million, representing an effective income tax rate of 39.3%, for the year ended December 31, 2000. The decrease in the effective income tax rate is primarily attributable to:

     >> a reduction of our deferred tax asset valuation allowance of $13.1 million recorded in December 2001. This reduction, of which $8.1 million represented a reduction in our provision for income taxes and $5.0 million represented an increase in capital surplus, reflects the recognition of deferred tax assets for net operating loss carryforwards and the expectation of future taxable income sufficient to realize the net deferred tax assets; partially offset by

     >> the increase in amortization of intangibles associated with the purchase of subsidiaries, which is not deductible for tax purposes.

Comparison  of Results of Operations  for the Years Ended  December 31, 2000 and
1999

     Net Income. Net income was $27.8 million, or $2.29 per share on a diluted basis, for the year ended December 31, 2000, compared to $17.6 million, or $1.44 per share on a diluted basis, for 1999. The earnings progress was primarily driven by increased net interest income generated from our acquisitions completed during 1999 and 2000; the continued change in the composition of our loan portfolio; increased yields on earning assets; internal loan growth; a reduced provision for loan losses; and increased noninterest income. We funded the overall loan growth primarily through internal deposit growth. As previously discussed under "--Financial Condition and Average Balances" and "--Net Interest Income," net interest income increased by $24.1 million to $105.6 million, or 5.51% of average interest-earning assets, from $81.5 million, or 5.27% of average interest-earnings assets, for the years ended December 31, 2000 and 1999, respectively.
     The improvement in net income was partially offset by increased operating expenses. The increased operating expenses reflect the operating expenses of our 1999 and 2000 acquisitions, exclusive of First Bank & Trust, subsequent to their respective acquisition dates; increased salaries and employee benefit expenses; increased information technology fees; increased legal, examination and professional fees and increased amortization of intangibles associated with the purchase of subsidiaries.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


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

     Noninterest Income and Expense. The following table summarizes noninterest income and noninterest expense for the years ended December 31, 2000 and 1999:

                                                                                         Increase (Decrease)
                                                                                         -------------------
                                                               2000         1999         Amount      Percent
                                                               ----         ----         ------      -------
                                                                     (dollars expressed in thousands)

     Noninterest income:
       Service charges on deposit accounts
         and customer service fees........................   $  7,626       6,210         1,416        22.80%
       Net gain on sales of available-for-sale
         securities.......................................        177         485          (308)      (63.51)
       Bank-owned life insurance investment income........      1,339       1,222           117         9.57
       Other .............................................      2,935       1,963           972        49.52
                                                             --------     -------      --------
           Total noninterest income.......................   $ 12,077       9,880         2,197        22.24
                                                             ========     =======      ========     ========

     Noninterest expense:
       Salaries and employee benefits.....................   $ 25,917      21,889         4,028        18.40%
       Occupancy, net of rental income....................      8,496       6,980         1,516        21.72
       Furniture and equipment............................      3,588       3,232           356        11.01
       Postage, printing and supplies.....................      1,459       1,362            97         7.12
       Information technology fees........................      7,406       5,570         1,836        32.96
       Legal, examination and professional fees...........      6,995       5,753         1,242        21.59
       Amortization of intangibles associated with the
         purchase of subsidiaries.........................      3,234       2,296           938        40.85
       Communications.....................................        943       1,098          (155)      (14.12)
       Advertising and business development...............        969         819           150        18.32
       Guaranteed preferred debentures....................      3,908       3,966           (58)       (1.46)
       Other..............................................      7,104       5,498         1,606        29.21
                                                             --------     -------      --------
           Total noninterest expense......................   $ 70,019      58,463        11,556        19.77
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

     >>   our acquisitions completed throughout 1999 and 2000;

     >> additional services available and utilized by our expanding base of retail and corporate customers;

     >> increased fee income resulting from revisions of customer service charge rates, effective April 1, 1999 and June 30, 2000, and enhanced control of fee waivers; and

     >> increased income associated with automated teller machine services and debit cards.

     The net gain on sales of available-for-sale investment securities was $177,000 and $485,000 for the years ended December 31, 2000 and 1999, respectively. The net gain in 2000 resulted from sales of certain investment securities held by acquired institutions that did not meet our overall investment objectives, whereas the net gain in 1999 resulted from sales of certain investment securities to facilitate the funding of loan growth.
     Bank-owned life insurance investment income was $1.3 million and $1.2 million for the years ended December 31, 2000 and 1999, respectively. The increase for 2000 reflects an increased rate of return on this product primarily associated with the current interest rate environment as well as the reinvestment of product earnings.
     Other income was $2.9 million and $2.0 million for the years ended December 31, 2000 and 1999, respectively. We attribute the increase to increased earnings associated with our International Banking Division, which was initially acquired in conjunction with our Lippo Bank acquisition and has subsequently been expanded to offer these services to our entire customer base; and approximately $620,000 relating to the repayment of an acquired loan in excess of our historical cost basis.

     Noninterest Expense. Noninterest expense was $70.0 million for the year ended December 31, 2000, compared to $58.5 million for 1999. The increase reflects:

     >> the noninterest expense of our acquisitions completed throughout 1999 and 2000 subsequent to the respective acquisition dates, including certain nonrecurring expenses associated with those acquisitions;

     >>   increased salaries and employee benefit expenses;

     >>   increased information technology fees;

     >>   increased legal, examination and professional fees; and

     >> increased amortization of intangibles associated with the purchase of subsidiaries.

     Salaries and employee benefits increased by $4.0 million to $25.9 million from $21.9 million for the years ended December 31, 2000 and 1999, respectively. We primarily associate the increase with our 1999 and 2000 acquisitions.
However, the increase also reflects the competitive environment in the employment market that has resulted in a higher demand for limited resources, thus escalating industry salary and employee benefit costs associated with employing and retaining qualified personnel. In addition, the increase includes various additions to our staff to enhance management expertise.
     Occupancy, net of rental income, and furniture and equipment expense totaled $12.1 million in 2000, in comparison to $10.2 million in 1999. The increase is primarily attributable to acquisitions, the relocation of certain California and Texas branches and increased depreciation expense associated with numerous capital expenditures made throughout 1999, including the implementation of our new teller system.
     Information technology fees were $7.4 million and $5.6 million for the years ended December 31, 2000 and 1999, respectively, of which $6.8 million and $5.3 million were paid to First Services, L.P., an affiliate of First Banks. First Services, L.P. provides information technology and various related services to FB&T and us. We attribute the increased fees to growth and technological advancements consistent with our product and service offerings and upgrades to technological equipment, networks and communication channels.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


     Legal, examination and professional fees were $7.0 million and $5.8 million for the years ended December 31, 2000 and 1999, respectively. We attribute the increase in these fees to our expanded utilization of legal and professional
services  in  conjunction  with  general   corporate   activities.
     Intangibles associated with the purchase of subsidiaries are amortized on a straight-line basis generally over 15 years. Amortization of these intangibles was $3.2 million and $2.3 million in 2000 and 1999, respectively. The increase for 2000 is primarily attributable to amortization of the cost in excess of the fair value of the net assets acquired of Commercial Bank of San Francisco, Bank of Ventura, Lippo Bank, Century Bank and Redwood Bancorp.
     Other expense was $7.1 million and $5.5 million for the years ended December 31, 2000 and 1999, respectively. Other expense encompasses numerous general and administrative expenses including but not limited to travel, meals and entertainment, insurance, freight and courier services, correspondent bank charges, miscellaneous losses and recoveries, memberships and subscriptions, transfer agent fees and sales taxes. We attribute the overall increase in these expenses to the continued growth and expansion of our banking franchise.

     Provision for Income Taxes. The provision for income taxes was $18.0 million for the year ended December 31, 2000, representing an effective income tax rate of 39.3%, in comparison to $11.1 million, representing an effective income tax rate of 38.7%, for the year ended December 31, 1999. The increase in the effective income tax rate is primarily attributable to:

     >> the increase in amortization of intangibles associated with the purchase of subsidiaries, which is not deductible for tax purposes; and

     >> a reduction of the deferred tax asset valuation reserve of approximately $405,000 related to the utilization of net operating losses associated with a previously acquired entity, which was recorded in March 2000.

Investment Securities

     We classify the securities within our investment portfolio as held to maturity or available for sale. We do not engage in the trading of investment securities. Our investment security portfolio consists primarily of securities designated as available for sale. The investment security portfolio was $368.2 million at December 31, 2001, compared to $335.2 million and $196.2 million at December 31, 2000 and 1999, respectively. We attribute the increase in investment securities during 2000 and 2001 to securities acquired through acquisitions and the overall level of loan demand within our market areas, which affects the amount of funds available for investment. In addition, the increase for 2001 is partially offset by the liquidation of certain investment securities and a significant increase in calls of investment securities prior to their normal maturity dates resulting from the general decline in interest rates during 2001.

Loans and Allowance for Loan Losses

     Interest earned on our loan portfolio represents our principal source of income. Interest and fees on loans were 90.0%, 89.2% and 89.1% of total interest income for the years ended December 31, 2001, 2000 and 1999, respectively. Loans, net of unearned discount, represented 75.9% of total assets as of December 31, 2001, compared to 75.1% and 78.9% as of December 31, 2000 and 1999, respectively. Total loans, net of unearned discount, increased $264.6 million to $2.32 billion for the year ended December 31, 2001, and $589.6 million to $2.06 billion for the year ended December 31, 2000. We view the quality, yield and growth of our loan portfolio to be instrumental elements in determining our profitability.
     During the five years ended December 31, 2001, total loans, net of unearned discount, increased substantially from $816.7 million at December 31, 1997 to $2.32 billion at December 31, 2001. Throughout this period, we have significantly enhanced our capabilities for achieving and managing internal growth. A key element of this process has been the expansion of our corporate business development staff, which is responsible for the internal development and management of both loan and deposit relationships with commercial customers. While this process was occurring, in an attempt to achieve more diversification, a higher level of interest yield and a reduction in interest rate risk within our loan portfolio, we also focused on repositioning our portfolio. As the corporate business development effort continued to originate a substantial new volume of commercial, financial and agricultural, real estate construction and development and real estate mortgage loans, we substantially reduced our consumer lending, which had been primarily concentrated in indirect automobile lending. The decrease in consumer lending is primarily attributable to reductions in new loan volumes and the repayment of principal on our existing loan portfolio. This allowed us to fund a part of the growth in corporate lending through the reduction in indirect automobile lending.
     In addition, our acquisitions added substantial portfolios of new loans. Some of these portfolios, particularly those from acquisitions completed in the mid-1990s, contained significant loan problems, which we anticipated and considered in our acquisition pricing. As we resolved the asset quality issues, the portfolios of the acquired entities tended to decline because many of the resources which would otherwise be directed toward generating new loans were concentrated on improving or eliminating existing relationships.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

     The following table summarizes the effects of these factors on our loan portfolio for the five years ended December 31, 2001:

                                                                   Increase (Decrease) For the Years Ended December 31,
                                                               -----------------------------------------------------------
                                                                   2001        2000         1999         1998       1997
                                                                   ----        ----         ----         ----       ----
                                                                                 (dollars expressed in thousands)

     Internal loan volume increase (decrease):
         Commercial lending...................................   $ 50,856     273,099      191,223     235,202     166,805
         Indirect automobile lending..........................     (8,419)    (13,865)     (21,841)    (14,343)    (28,317)
         Other................................................    (23,051)    (45,048)     (25,756)    (75,201)    (23,481)
     Loans provided by acquisition............................    245,200     375,400      235,500     127,600      54,400
                                                                 --------     -------      -------     -------     -------
              Total increase in loans, net of unearned discount  $264,586     589,586      379,126     273,258     169,407
                                                                 ========     =======      =======     =======     =======

     Our lending strategy stresses quality, growth and diversification. Throughout our organization, we employ a common credit underwriting policy. Our commercial lenders focus principally on small to middle-market companies. Consumer lenders focus principally on residential loans, including home equity loans, and other consumer financing opportunities arising out of our branch banking network.
     Commercial, financial and agricultural loans include loans that are made primarily based on the borrowers' general credit strength and ability to generate cash flows for repayment from income sources even though such loans may also be secured by real estate or other assets. Real estate construction and development loans, primarily relating to residential properties and commercial properties, represent financing during the period projects are being developed, secured by the real estate under construction. Real estate mortgage loans consist primarily of loans secured by single-family, owner-occupied properties and various types of commercial properties on which the income from the property is the intended source of repayment. Consumer and installment loans are loans to individuals and consist primarily of loans secured by automobiles.
     The following table summarizes the composition of our loan portfolio by major category and the percent of each category to the total portfolio as of the dates presented:

                                                                         December 31,
                            ----------------------------------------------------------------------------------------------------
                                   2001                 2000                 1999                 1998                  1997
                            ----------------    -----------------    ------------------      ---------------     ---------------
                             Amount   Percent     Amount   Percent     Amount   Percent     Amount   Percent      Amount   Percent
                             ------   -------     ------   -------     ------   -------     ------   -------      ------   -------
                                                          (dollars expressed in thousands)

Commercial, financial
  and agricultural.......  $  770,992   33.2%   $  686,426   33.3%   $  427,974   29.1%   $  337,084   30.9%      217,214   26.6%
Real estate construction
  and development........     518,325   22.3       444,218   21.6       377,254   25.7       293,665   26.9       146,147   17.9
Real estate mortgage.....   1,001,663   43.1       883,103   42.9       607,171   41.3       394,255   36.2       370,790   45.4
Consumer and installment,
  net of unearned
  discount...............      32,283    1.4        44,930    2.2        56,692    3.9        64,961    6.0        82,556   10.1
                           ----------  -----    ----------  -----    ----------  -----    ----------  -----      --------  -----
    Total loans..........  $2,323,263  100.0%   $2,058,677  100.0%   $1,469,091  100.0%   $1,089,965  100.0%     $816,707  100.0%
                           ==========  =====    ==========  =====    ==========  =====    ==========  =====      ========  =====

        Loans at December 31, 2001 mature as follows:

                                                                             Over One Year
                                                                             Through Five
                                                                                 Years         Over Five Years
                                                                           -----------------   ---------------
                                                              One Year     Fixed    Floating    Fixed  Floating
                                                              or Less      Rate       Rate      Rate     Rate      Total
                                                              -------      ----       ----      ----     ----      -----
                                                                          (dollars expressed in thousands)

Commercial, financial and agricultural....................  $   691,123    62,918      9,687    7,264       --    770,992
Real estate construction and development..................      495,970    21,115         --    1,240       --    518,325
Real estate mortgage......................................      722,244   118,253     52,386  106,086    2,694  1,001,663
Consumer and installment, net of unearned discount........       13,591    17,755        127      810       --     32,283
                                                            -----------  --------   --------  -------  -------  ---------
      Total loans.........................................  $ 1,922,928   220,041     62,200  115,400    2,694  2,323,263
                                                            ===========  ========   ========  =======  =======  =========

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

     The following table is a summary of loan loss experience for the five years ended December 31, 2001:

                                                                 As of or For the Years Ended December 31,
                                                  -----------------------------------------------------------------------
                                                  2001             2000            1999            1998            1997
                                                  ----             ----            ----            ----            ----
                                                                    (dollars expressed in thousands)

Allowance for loan losses, beginning of year.. $   37,930          30,192          24,947          20,586          19,156
Acquired allowances for loan losses...........      5,493           6,062           3,008           3,200              30
                                               ----------       ---------       ---------       ---------       ---------
                                                   43,423          36,254          27,955          23,786          19,186
                                               ----------       ---------       ---------       ---------       ---------
Loans charged off:
  Commercial, financial and agricultural......     (9,110)         (4,893)         (5,458)         (2,347)         (1,158)
  Real estate construction and development....        --              --            (228)             --              (15)
  Real estate mortgage........................       (554)           (113)           (586)         (1,416)         (4,528)
  Consumer and installment....................       (296)           (384)           (835)         (1,099)         (2,524)
                                               ----------       ---------       ---------       ---------       ---------
      Total loans charged-off.................     (9,960)         (5,390)         (7,107)         (4,862)         (8,225)
                                               ----------       ---------       ---------       ---------       ---------
Recoveries of loans previously charged off:
  Commercial, financial and agricultural......      2,723           3,575           2,201           2,357           1,188
  Real estate construction and development....          8              75             400             219             183
  Real estate mortgage........................      1,183           1,066           1,745             912           3,075
  Consumer and installment....................        334             473             815             785           1,179
                                               ----------       ---------       ---------       ---------       ---------
      Total recoveries of loans previously
         charged off..........................      4,248           5,189           5,161           4,273           5,625
                                               ----------       ---------       ---------       ---------       ---------
      Net loan charge-offs....................     (5,712)           (201)         (1,946)           (589)         (2,600)
                                               ----------       ---------       ---------       ---------       ---------
Provision for loan losses.....................      5,010           1,877           4,183           1,750           4,000
                                               ----------       ---------       ---------       ---------       ---------
Allowance for loan losses, end of year........ $   42,721          37,930          30,192          24,947          20,586
                                               ==========       =========       =========       =========       =========

Loans outstanding, net of unearned discount:
  Average..................................... $2,109,284       1,621,432       1,303,742         935,284         669,902
  End of year.................................  2,323,263       2,058,677       1,469,091       1,089,965         816,707

Ratio of allowance for loan losses
  to loans outstanding:
    Average...................................       2.03%           2.34%           2.32%           2.67%           3.07%
    End of year...............................       1.84            1.84            2.06            2.29            2.52
Ratio of net loan charge-offs to
  average loans outstanding...................       0.27            0.01            0.15            0.06            0.39
Ratio of current year recoveries to
  preceding year's total charge-offs..........      78.81           73.01          106.15           51.95           31.23
                                               ==========       =========       =========       =========       =========

Allocation of allowance for loan losses
  at end of year:
    Commercial, financial and agricultural.... $   20,595          13,626          10,051           7,413           5,256
    Real estate construction and development..     10,147           8,038           6,582           6,982           2,979
    Real estate mortgage......................     11,525          11,665           8,405           5,987           6,865
    Consumer and installment..................        454             929           1,933           2,166           2,464
    Unallocated (1) ..........................         --           3,672           3,221           2,399           3,022
                                               ----------       ---------       ---------       ---------       ---------
      Total................................... $   42,721          37,930          30,192          24,947          20,586
                                               ==========       =========       =========       =========       =========

--------------------
(1) During 2001, we reviewed our practice of maintaining unallocated reserves in light of continuing refinement in our loss estimation processes. We concluded the use of unallocated reserves would be discontinued. Consequently, these unallocated reserves were aligned with their respective portfolios.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


     Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of the dates indicated:

                                                                          December 31,
                                                 ------------------------------------------------------------
                                                    2001          2000         1999        1998        1997
                                                    ----          ----         ----        ----        ----
                                                                  (dollars expressed in thousands)

   Nonperforming loans.........................  $   19,564       15,005       16,244       25,044     11,186
   Other real estate, net......................         547          694          389          935      2,254
                                                 ----------    ---------    ---------    ---------    -------
         Total nonperforming assets............  $   20,111       15,699       16,633       25,979     13,440
                                                 ==========    =========    =========    =========    =======

   Loans, net of unearned discount.............  $2,323,263    2,058,677    1,469,091    1,089,965    816,707
                                                 ==========    =========    =========    =========    =======

   Loans past due:
      Over 30 days to 90 days..................  $   18,713       12,387        6,284       17,497      9,673
      Over 90 days and still accruing..........       8,660          985        4,626          816      1,314
                                                 ----------    ---------    ---------    ---------    -------
         Total past-due loans..................  $   27,373       13,372       10,910       18,313     10,987
                                                 ==========    =========    =========    =========    =======

   Ratio of:
      Allowance for loan losses to loans.......        1.84%        1.84%        2.06%        2.29%      2.52%
      Nonperforming loans to loans.............        0.84         0.73         1.11         2.30       1.37
      Allowance for loan losses
         to nonperforming loans................      218.37       252.78       185.87        99.61     184.03
      Nonperforming assets to loans
         and other real estate.................        0.87         0.76         1.13         2.38       1.64
                                                 ==========    =========    =========    =========    =======

     Nonperforming loans, consisting of loans on nonaccrual status and certain restructured loans, were $19.6 million at December 31, 2001, in comparison to $15.0 million at December 31, 2000. The increase in nonperforming and past-due loans for 2001 reflects cyclical trends experienced within the banking industry as a result of economic slowdown as well as the asset quality of acquired institutions. Consistent with the economic slowdown experienced within our primary markets, we anticipate this trend will continue in the upcoming months. The decrease in nonperforming loans in 2000 and 1999 primarily results from continued aggressive collection efforts and management's continued efforts to effectively monitor and manage the loan portfolios of acquired entities. As previously discussed, certain acquired loan portfolios, particularly those acquired during the mid-1990s, exhibited varying degrees of distress prior to their acquisition. While these problems had been identified and considered in the acquisition pricing, the acquisitions led to an increase in nonperforming assets and problem loans. Nonperforming assets and problem loans were $24.7 million at December 31, 1997. At December 31, 1998, nonperforming assets and problem loans increased to $30.5 million. We associate the increase for 1998 primarily with our acquisitions of Republic Bank and Pacific Bay Bank and the overall growth of our loan portfolio, principally in commercial, financial and agricultural, real estate construction and development and real estate mortgage loans.
     As of December 31, 2001, 2000 and 1999, $39.0 million, $8.1 million and $13.2 million, respectively, of loans not included in the table above were identified by management as having potential credit problems (problem loans). We attribute the increase for 2001 primarily to our acquisitions and to portfolio growth, as well as the slowdown and uncertainties that have occurred in the economy surrounding the markets in which we operate. Problem loans totaled $4.5 million and $11.3 million at December 31, 1998 and 1997, respectively.
     Our credit management policies and procedures focus on identifying, measuring and controlling credit exposure. These procedures employ a lender-initiated system of rating credits, which is ratified in the loan approval process and subsequently tested in internal loan reviews, external audits and regulatory bank examinations. The system requires rating all loans at the time they are originated, except for homogeneous categories of loans, such as residential real estate mortgage loans and other various types of consumer loans. These homogeneous loans are assigned an initial rating based on our experience with each type of loan. We adjust these ratings based on payment performance subsequent to their origination.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


     We include adversely rated credits, including loans requiring close monitoring which would not normally be considered criticized credits by regulators, on a monthly loan watch list. Loans may be added to our watch list for reasons that are temporary and correctable, such as the absence of current financial statements of the borrower or a deficiency in loan documentation. Other loans are added whenever any adverse circumstance is detected which might affect the borrower's ability to meet the terms of the loan. The delinquency of a scheduled loan payment, a deterioration in the borrower's financial condition identified in a review of periodic financial statements, a decrease in the value of the collateral securing the loan, or a change in the economic environment within which the borrower operates could initiate the addition of a loan to the list. Loans on the watch list require periodic detailed loan status reports prepared by the responsible officer, which are discussed in formal meetings with loan review and credit administration staff members. Downgrades of loan risk ratings may be initiated by the responsible loan officer at any time. However, upgrades of risk ratings may only be made with the concurrence of selected loan review and credit administration staff members generally at the time of the formal watch list review meetings.
     Each month, the credit administration department provides management with detailed lists of loans on the watch list and summaries of the entire loan portfolio of FB&T by risk rating. These are coupled with analyses of changes in the risk profiles of the portfolio, changes in past-due and nonperforming loans and changes in watch list and classified loans over time. In this manner, we continually monitor the overall increases or decreases in the levels of risk in the portfolio. Factors are applied to the loan portfolio for each category of loan risk to determine acceptable levels of allowance for loan losses. We derive these factors primarily from the actual loss experience of FB&T and from published national surveys of norms in the industry. The calculated allowance required for the portfolio is then compared to the actual allowance balance to determine the provision necessary to maintain the allowance at an appropriate level. In addition, management exercises a certain degree of judgment in its analysis of the overall adequacy of the allowance for losses. In its analysis, management considers the change in the portfolio, including growth, composition and the ratio of net loans to total assets, and the economic conditions of the regions in which we operate. Based on this quantitative and qualitative analysis, provisions are made to our allowance for loan losses. Such provisions are reflected in our consolidated statements of income.

Deposits

     Deposits are the primary source of funds for FB&T. Our deposits consist principally of core deposits from FB&T's local market areas, including individual and corporate customers. The following table sets forth the distribution of our average deposit accounts for the years indicated and the weighted average interest rates on each category of deposits:

                                                                     December 31,
                                     -------------------------------------------------------------------------------
                                               2001                      2000                          1999
                                     ----------------------   -------------------------     ------------------------
                                              Percent                   Percent                       Percent
                                                of                        of                            of
                                    Amount   Deposits Rate    Amount   Deposits   Rate     Amount    Deposits  Rate
                                    ------   -------- ----    ------   --------   ----     ------    --------  ----
                                                                (dollars expressed in thousands)

Noninterest-bearing demand.....  $  434,290    18.85%    --% $  340,278   18.95%    --%  $  263,427    18.31%     --%
Interest-bearing demand........     238,512    10.35   1.52     152,487    8.49   1.58      133,976     9.31    1.53
Savings........................     794,590    34.50   3.46     575,227   32.04   4.42      454,022    31.56    3.78
Time deposits..................     836,017    36.30   5.40     727,695   40.52   5.71      586,970    40.82    5.11
                                 ----------   ------   ====  ----------  ------   ====   ----------   ------   =====
   Total average deposits......  $2,303,409   100.00%        $1,795,687  100.00%         $1,438,395   100.00%
                                 ==========   ======         ==========  ======          ==========   ======

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Capital

     On October 31, 2000, we completed our acquisition of First Bank & Trust. In connection with this acquisition, we issued 5,727,340 shares of our common stock and 803,429 shares of our common stock held for treasury to First Banks. The consolidated statements of changes in stockholders' equity and comprehensive income reflect our accounts as if the common stock, excluding the treasury shares, issued to acquire First Banks' interest in First Bank & Trust, had been outstanding since March 15, 1995. In addition, for the years ended December 31, 2000 and 1999, the statements of changes in stockholders' equity and other comprehensive income includes $7.0 million and $18.2 million, respectively, of pre-merger transactions of FB&T.
     On October 31, 2001, we completed our acquisition of BYL Bancorp. In order to maintain our capital position at levels prescribed by our regulatory agencies for bank holding companies and to provide a portion of the funds required for this acquisition, we issued 803,757 shares of our common stock to First Banks in exchange for $32.50 per share, or $26.1 million in cash. During the first half of 2002, we plan to offer a proportionate number of shares of our common stock to our public shareholders at the same price paid by First Banks.
     Our Board of Directors, through various resolutions passed from 1995 to 2001, has authorized the purchase of up to a cumulative total of 1,094,797 shares of common stock. As of December 31, 2001, we had purchased a cumulative total of 863,857 shares of common stock held for treasury. However, as previously discussed, we issued 803,429 treasury shares to First Banks in conjunction with our acquisition of First Bank & Trust. As a result, at December 31, 2001, we held 60,400 shares of common stock for treasury at an aggregate cost of $1.3 million. At December 31, 2001, we could purchase approximately 231,000 additional shares under the existing authorization.
     Management believes as of December 31, 2001 and 2000, FB&T was "well capitalized" as defined by the Federal Deposit Insurance Corporation Improvement Act of 1991. In 2000, our consolidated total capital ratio fell below the well capitalized level, however we remained adequately capitalized at December 31, 2001 and 2000. The reduction in our total capital for 2000 is primarily attributable to our acquisitions of Millennium Bank and The San Francisco Company in December 2000, which added assets of approximately $300.8 million. The improvement in our total capital for 2001 is primarily attributable to increased earnings and the issuance of additional shares of our common stock to First Banks.
     In July 1998, we formed First America Capital Trust for the purpose of issuing $46.0 million of trust preferred securities. For regulatory reporting purposes, the trust preferred securities are eligible for inclusion, subject to certain limitations, in our Tier 1 capital.

Liquidity

     Our liquidity and the liquidity of FB&T is the ability to maintain a cash flow which is adequate to fund operations, service debt obligations and meet other commitments on a timely basis. FB&T receives funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more, borrowing federal funds, selling securities under agreements to repurchase and utilizing borrowings from the Federal Home Loan Banks and other borrowings, including our revolving note payable to First Banks. The aggregate funds acquired from these sources were $445.1 million and $457.2 million at December 31, 2001 and 2000, respectively.
     The following table presents the maturity structure of these other sources of funds, which consists of certificates of deposit of $100,000 or more, our revolving note payable and other short-term borrowings, at December 31, 2001:

                                     (dollars expressed in thousands)

        3 months or less.........................  $  159,710
        Over 3 through 6 months..................      76,350
        Over 6 through 12 months.................      88,160
        Over 12 months...........................     120,847
                                                   ----------
          Total..................................  $  445,067
                                                   ==========

     We have periodically borrowed from First Banks under our revolving note payable. Borrowings under the revolving note payable have been utilized to facilitate the funding of our acquisitions, support repurchases of common stock from time to time and for other corporate purposes. Borrowings under the revolving note payable bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. The principal under the revolving note payable is due and payable on February 24, 2003 and interest is payable on a quarterly basis. At December 31, 2001 and 2000, there were $71.0 million and $98.0 million, respectively, of advances outstanding under our revolving note payable.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

     In addition to these sources of funds, FB&T has established a borrowing relationship with the Federal Reserve Bank of San Francisco. This borrowing relationship, which is secured by commercial loans, provides an additional liquidity facility that may be utilized for contingency purposes. At December 31, 2001 and 2000, FB&T's borrowing capacity under this agreement was approximately $774.5 million and $756.4 million, respectively. In addition, FB&T's borrowing capacity through its relationship with the Federal Home Loan Bank was approximately $1.0 million and $20.4 million at December 31, 2001 and 2000, respectively.
     Management believes the available liquidity and operating results of FB&T will be sufficient to provide funds for growth and to permit the distribution of dividends to us sufficient to meet our operating and debt service requirements, both on a short-term and long-term basis, and to pay the dividends on the trust preferred securities issued by our financing subsidiary.

Effects of New Accounting Standards

     In September 2000, the FASB issued SFAS No. 140 -- Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, a replacement of FASB Statement 125. SFAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities which are based on the consistent application of a financial-components approach. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. On December 31, 2000, we implemented the disclosure requirements of SFAS 140, which did not have a material effect on our consolidated financial statements. In addition, on April 1, 2001, we implemented the additional requirements of SFAS 140, which did not have a material effect on our consolidated financial statements.
     In July 2001, the FASB issued SFAS No. 141 -- Business Combinations, and SFAS No. 142 -- Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 -- Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The amortization of goodwill ceases upon adoption of SFAS No. 142, which for calendar year-end companies will be January 1, 2002.
     On July 1, 2001, we implemented SFAS No. 141, which did not have a material effect on our consolidated financial statements as all of our acquisitions, with the exception of First Bank & Trust completed in October 2000 and First Commercial Bancorp, Inc. completed in February 1998, have been accounted for under the purchase method of accounting. As of January 1, 2002, the date we adopted SFAS No. 142, we had unamortized goodwill of $96.7 million and core deposit intangibles of $6.5 million, all of which are subject to the transition provisions of SFAS No. 141 and SFAS No. 142. Amortization of intangibles associated with the purchase of subsidiaries was $5.5 million, $3.2 million and $2.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. Under SFAS No. 142, we will continue to amortize our core deposit intangibles and goodwill associated with purchases of branch offices. We are currently evaluating the ongoing future requirements of SFAS No. 142, particularly the impairment testing provisions, to determine their potential impact on our consolidated financial statements. However, we do not believe these requirements will have a material effect on our consolidated financial statements.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

     In August 2001, the FASB issued SFAS No. 144 -- Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 broadens the presentation of discontinued operations to include more disposal transactions. Therefore, the accounting for similar events and circumstances will be the same. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. We are currently evaluating the requirements of SFAS No. 144 to determine their potential impact on our consolidated financial statements. However, we do not believe these requirements will have a material effect on our consolidated financial statements.

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

                 QUARTERLY CONDENSED FINANCIAL DATA - UNAUDITED


                                                                                    2001 Quarter Ended
                                                                    ---------------------------------------------------
                                                                     March 31    June 30    September 30    December 31
                                                                    ---------    --------   ------------    -----------
                                                                       (dollars in thousands, except per share data)

Interest income..................................................   $  54,823      52,297        50,785        50,442
Interest expense.................................................      24,195      21,724        19,610        17,495
                                                                    ---------    --------       -------      --------
       Net interest income.......................................      30,628      30,573        31,175        32,947
Provision for loan losses........................................          90         820         2,000         2,100
                                                                    ---------    --------       -------      --------
       Net interest income after provision for loan losses.......      30,538      29,753        29,175        30,847
Noninterest income...............................................       4,379       6,343         9,023         7,395
Noninterest expense..............................................      21,969      23,260        23,519        24,820
                                                                    ---------    --------       -------      --------
       Income before provision (benefit) for income taxes and
         cumulative effect of change in accounting principle.....      12,948      12,836        14,679        13,422
 Provision (benefit) for income taxes............................       5,222       5,037         6,095        (2,543)
                                                                    ---------    --------       -------      --------
       Income before cumulative effect of change in
         accounting principle....................................       7,726       7,799         8,584        15,965
Cumulative effect of change in accounting principle, net of tax..        (459)         --            --            --
                                                                    ---------    --------       -------      --------
       Net income................................................   $   7,267       7,799         8,584        15,965
                                                                    =========    ========       =======      ========
Earnings per common share:
     Basic:
       Income before cumulative effect of change in
        accounting principle.....................................   $    0.64        0.65          0.71          1.27
       Cumulative effect of change in accounting principle.......      (0.04)         --            --            --
                                                                    ---------    --------       -------      --------
       Basic.....................................................   $    0.60        0.65          0.71          1.27
                                                                    =========    ========       =======      ========
     Diluted:
       Income before cumulative effect of change in
         accounting principle....................................   $    0.64        0.65          0.71          1.27
       Cumulative effect of change in accounting principle.......       (0.04)         --            --            --
                                                                    ---------    --------       -------      --------
       Diluted...................................................   $    0.60        0.65          0.71          1.27
                                                                    =========    ========       =======      ========



                                                                                    2000 Quarter Ended
                                                                    ---------------------------------------------------
                                                                     March 31     June 30   September 30    December 31
                                                                    ---------    --------   ------------    -----------
                                                                       (dollars in thousands, except per share data)

Interest income..................................................   $  38,888      42,752        45,015        50,593
Interest expense.................................................      15,137      17,094        18,386        21,008
                                                                    ---------    --------       -------      --------
       Net interest income.......................................      23,751      25,658        26,629        29,585
Provision for loan losses........................................         982         470           365            60
                                                                    ---------    --------       -------      --------
       Net interest income after provision for loan losses.......      22,769      25,188        26,264        29,525
Noninterest income...............................................       2,914       2,752         3,285         3,126
Noninterest expense..............................................      15,610      17,418        17,472        19,519
                                                                    ---------    --------       -------      --------
       Income before provision for income tax expense............      10,073      10,522        12,077        13,132
Provision for income tax expense.................................       3,655       4,249         4,872         5,231
                                                                    ---------    --------       -------      --------
       Net income................................................   $   6,418       6,273         7,205         7,901
                                                                    =========    ========       =======      ========
Earnings per common share:
       Basic.....................................................   $    0.53        0.52          0.59          0.65
       Diluted...................................................        0.53        0.52          0.59          0.65
                                                                    =========    ========       =======      ========




                           CONSOLIDATED BALANCE SHEETS

        (dollars expressed in thousands, except share and per share data)



                                                                                                    December 31,
                                                                                             --------------------------
                                                                                               2001              2000
                                                                                               ----              ----

                                     ASSETS
                                     ------

Cash and cash equivalents:
    Cash and due from banks.............................................................  $   103,421            96,934
    Interest-bearing deposits with other financial institutions
       with maturities of three months or less..........................................        4,376             3,101
    Federal funds sold..................................................................       11,300            53,175
                                                                                          -----------       -----------
         Total cash and cash equivalents................................................      119,097           153,210
                                                                                          -----------       -----------

Investment securities:
    Available for sale, at fair value...................................................      364,518           330,557
    Held to maturity, at amortized cost (fair value of $3,745 and
       $4,615 at December 31, 2001 and 2000, respectively)..............................        3,689             4,662
                                                                                          -----------       -----------
         Total investment securities....................................................      368,207           335,219
                                                                                          -----------       -----------
Loans:
    Commercial, financial and agricultural..............................................      770,992           686,426
    Real estate construction and development............................................      518,325           444,218
    Real estate mortgage................................................................    1,001,663           883,103
    Consumer and installment............................................................       33,578            50,247
                                                                                          -----------       -----------
         Total loans....................................................................    2,324,558         2,063,994
    Unearned discount...................................................................       (1,295)           (5,317)
    Allowance for loan losses...........................................................      (42,721)          (37,930)
                                                                                          -----------       -----------
         Net loans......................................................................    2,280,542         2,020,747
                                                                                          -----------       -----------

Derivative instruments..................................................................       28,909             1,251
Bank premises and equipment, net of accumulated depreciation and amortization...........       46,746            45,526
Intangibles associated with the purchase of subsidiaries, net of amortization...........      103,153            74,609
Bank-owned life insurance...............................................................       28,119            26,866
Accrued interest receivable.............................................................       15,233            20,048
Deferred income taxes...................................................................       57,746            45,308
Other assets............................................................................       13,236            18,595
                                                                                          -----------       -----------
         Total assets...................................................................  $ 3,060,988         2,741,379
                                                                                          ===========       ===========

The accompanying notes are an integral part of the consolidated financial statements.



                     CONSOLIDATED BALANCE SHEETS, CONTINUED

       (dollars expressed in thousands, except share and per share data)



                                                                                                   December 31,
                                                                                           --------------------------
                                                                                           2001                 2000
                                                                                           ----                 ----

                                  LIABILITIES
                                  -----------

Deposits:
    Demand:
      Non-interest-bearing............................................................  $   529,924             475,785
      Interest-bearing................................................................      297,033             195,585
    Savings...........................................................................      920,737             766,587
    Time deposits:
      Time deposits of $100 or more...................................................      314,287             301,649
      Other time deposits.............................................................      493,280             566,750
                                                                                        -----------         -----------
         Total deposits...............................................................    2,555,261           2,306,356

Note payable..........................................................................       71,000              98,000
Short-term borrowings.................................................................       59,780              57,585
Accrued interest payable..............................................................        6,277               8,434
Deferred income taxes.................................................................       19,054               5,525
Accrued expenses and other liabilities................................................       19,957              24,290
                                                                                        -----------         -----------
         Total liabilities............................................................    2,731,329           2,500,190
                                                                                        -----------         -----------

Guaranteed preferred beneficial interest in First Banks
    America, Inc. subordinated debentures.............................................       44,342              44,280
                                                                                        -----------         -----------

                              STOCKHOLDERS' EQUITY
                              --------------------

Common stock:
    Common stock, $0.15 par value; 15,000,000 shares authorized at December 31, 2001 and 2000; 10,416,460 shares and
      9,610,703 shares issued at December 31, 2001 and 2000,
      respectively....................................................................        1,562               1,442
    Class B common stock, $0.15 par value; 4,000,000 shares
      authorized; 2,500,000 shares issued and outstanding
      at December 31, 2001 and 2000...................................................          375                 375
Capital surplus.......................................................................      184,979             153,929
Retained earnings since elimination of accumulated
    deficit, effective December 31, 1994..............................................       80,509              40,894
Common treasury stock, at cost; 60,400 shares and 4,500
    shares at December 31, 2001 and 2000, respectively................................       (1,332)                (76)
Accumulated other comprehensive income................................................       19,224                 345
                                                                                        -----------         -----------
         Total stockholders' equity...................................................      285,317             196,909
                                                                                        -----------         -----------
         Total liabilities and stockholders' equity...................................  $ 3,060,988           2,741,379
                                                                                        ===========         ===========

                        CONSOLIDATED STATEMENTS OF INCOME

             (dollars expressed in thousands, except per share data)

                                                                                           Years Ended December 31,
                                                                                      ---------------------------------
                                                                                       2001         2000         1999
                                                                                       ----         ----         ----
Interest income:
    Interest and fees on loans..................................................    $ 187,426      158,020      118,279
    Investment securities.......................................................       16,520       13,652       12,753
    Federal funds sold and other................................................        4,401        5,576        1,688
                                                                                    ---------    ---------    ---------
         Total interest income..................................................      208,347      177,248      132,720
                                                                                    ---------    ---------    ---------
Interest expense:
    Deposits:
      Interest-bearing demand...................................................        3,634        2,415        2,053
      Savings...................................................................       27,470       25,398       17,146
      Time deposits of $100 or more.............................................       16,598       11,288        6,283
      Other time deposits.......................................................       28,540       30,273       23,726
    Short-term borrowings.......................................................        2,305        1,769        2,031
    Note payable................................................................        4,477          482           --
                                                                                    ---------    ---------    ---------
         Total interest expense.................................................       83,024       71,625       51,239
                                                                                    ---------    ---------    ---------
         Net interest income....................................................      125,323      105,623       81,481
Provision for loan losses.......................................................        5,010        1,877        4,183
                                                                                    ---------    ---------    ---------
         Net interest income after provision for loan losses....................      120,313      103,746       77,298
                                                                                    ---------    ---------    ---------
Noninterest income:
    Service charges on deposit accounts and customer service fees...............        9,610        7,626        6,210
    Net (loss) gain on sales of available-for-sale securities...................         (418)         177          485
    Bank-owned life insurance investment income.................................        1,539        1,339        1,222
    Gain on derivative instruments, net.........................................       10,173           --           --
    Other.......................................................................        6,236        2,935        1,963
                                                                                    ---------    ---------    ---------
         Total noninterest income...............................................       27,140       12,077        9,880
                                                                                    ---------    ---------    ---------
Noninterest expense:
    Salaries and employee benefits..............................................       32,788       25,917       21,889
    Occupancy, net of rental income.............................................       10,671        8,496        6,980
    Furniture and equipment.....................................................        4,027        3,588        3,232
    Postage, printing and supplies..............................................        1,779        1,459        1,362
    Information technology fees.................................................       10,174        7,406        5,570
    Legal, examination and professional fees....................................       10,548        6,995        5,753
    Amortization of intangibles associated with the purchase of subsidiaries....        5,522        3,234        2,296
    Communications..............................................................        1,255          943        1,098
    Advertising and business development........................................          735          969          819
    Guaranteed preferred debentures.............................................        3,900        3,908        3,966
    Other.......................................................................       12,169        7,104        5,498
                                                                                    ---------    ---------    ---------
         Total noninterest expense..............................................       93,568       70,019       58,463
                                                                                    ---------    ---------    ---------
         Income before provision for income taxes and cumulative
           effect of change in accounting principle.............................       53,885       45,804       28,715
Provision for income taxes......................................................       13,811       18,007       11,116
                                                                                    ---------    ---------    ---------
         Income before cumulative effect of change in accounting principle......       40,074       27,797       17,599
Cumulative effect of change in accounting principle, net of tax.................         (459)          --           --
                                                                                    ---------    ---------    ---------
         Net income.............................................................    $  39,615       27,797       17,599
                                                                                    =========    =========    =========

Earnings per common share:
    Basic:
     Income before cumulative effect of change in accounting principle..........    $    3.29         2.29         1.44
     Cumulative effect of change in accounting principle, net of tax............        (0.04)          --           --
                                                                                    ---------    ---------    ---------
     Basic......................................................................    $    3.25         2.29         1.44
                                                                                    =========    =========    =========
    Diluted:
     Income before cumulative effect of change in accounting principle..........    $    3.29         2.29         1.44
     Cumulative effect of change in accounting principle, net of tax............        (0.04)          --           --
                                                                                    ---------    ---------    ---------
     Diluted....................................................................    $    3.25         2.29         1.44
                                                                                    =========    =========    =========
Weighted average common stock outstanding (in thousands)........................       12,204       12,129       12,235
                                                                                    =========    =========    =========

The accompanying notes are an integral part of the consolidated financial statements.

              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS'
                        EQUITY AND COMPREHENSIVE INCOME

                       Three Years Ended December 31, 2001
             (dollars expressed in thousands, except per share data)
                                                                                                               Accu-
                                                                                                              mulated
                                                                                                               Other
                                                                                                              Compre-    Total
                                                            Class B            Compre-             Common     hensive    Stock-
                                                   Common    Common   Capital  hensive  Retained  Treasury    Income    holders'
                                                   Stock     Stock    Surplus  Income   Earnings    Stock     (Loss)     Equity
                                                   -----     -----    -------  ------   --------    -----     ------     ------

Consolidated balances, January 1, 1999..........   $1,441    375      128,985            20,860    (10,088)    1,621    143,194
Year ended December 31, 1999:
   Comprehensive income:
    Net income..................................       --     --           --  17,599    17,599         --        --     17,599
    Other comprehensive income, net of tax -
      unrealized losses on securities, net
      of reclassification adjustment (1)........       --     --           --  (4,265)       --         --    (4,265)    (4,265)
                                                                               ------
    Comprehensive income........................                               13,334
                                                                               ======
   Reduction of deferred tax asset
      valuation allowance.......................       --     --          981                --         --        --        981
   Compensation paid in stock...................       --     --           36                --         --        --         36
   Repurchases of common stock..................       --     --           --                --     (1,281)       --     (1,281)
   Pre-merger transactions of FB&T..............       --     --       31,611           (13,362)        --        --     18,249
                                                   ------    ---      -------           -------   --------    ------    -------
Consolidated balances, December 31, 1999........    1,441    375      161,613            25,097    (11,369)   (2,644)   174,513
Year ended December 31, 2000:
   Comprehensive income:
    Net income..................................       --     --           --  27,797    27,797         --        --     27,797
    Other comprehensive income, net of tax -
      unrealized gains on securities, net
      of reclassification adjustment (1)........       --     --           --   2,989        --         --     2,989      2,989
                                                                               ------
    Comprehensive income........................                               30,786
                                                                               ======
   Exercise of stock options....................        1     --           24                --         --        --         25
   Compensation paid in stock...................       --     --           36                --         --        --         36
   Repurchases of common stock..................       --     --           --                --     (1,454)       --     (1,454)
   Retirement and reissuance of treasury stock..       --     --      (12,747)               --     12,747        --         --
   Pre-merger transactions of FB&T..............       --     --        5,003           (12,000)        --        --     (6,997)
                                                   ------    ---      -------           -------   --------    ------    -------
Consolidated balances, December 31, 2000........    1,442    375      153,929            40,894        (76)      345    196,909
Year ended December 31, 2001:
   Comprehensive income:
    Net income..................................       --     --           --  39,615    39,615         --        --     39,615
    Other comprehensive income, net of tax:
      Unrealized gains on securities, net
         of reclassification adjustment (1).....       --     --           --   1,519        --         --     1,519      1,519
      Derivative instruments:
         Cumulative effect of change in
           accounting principle, net............       --     --           --   4,950        --         --     4,950      4,950
         Current period transactions............       --     --           --  16,567        --         --    16,567     16,567
         Reclassification to earnings...........       --     --           --  (4,157)       --         --    (4,157)    (4,157)
                                                                               ------
    Comprehensive income................ .......                               58,494
                                                                               ======
   Reduction of deferred tax asset
      valuation allowance.......................       --     --        4,971                --         --        --      4,971
   Compensation paid in stock...................       --     --           46                --         --        --         46
   Repurchases of common stock..................       --     --           --                --     (1,256)       --     (1,256)
   Issuance of common stock.....................      120     --       26,033                --         --        --     26,153
                                                   ------    ---      -------           -------   --------    ------    -------
Consolidated balances, December 31, 2001           $1,562    375      184,979            80,509     (1,332)   19,224    285,317
                                                   ======    ===      =======           =======   ========    ======    =======
-------------------------------------
(1)  Disclosure of reclassification adjustment:
                                                                                              Years Ended December 31,
                                                                                              ------------------------
                                                                                             2001      2000        1999
                                                                                             ----      ----        ----

    Unrealized gains (losses) arising during the year...................................    $1,247     3,104      (3,950)
    Less reclassification adjustment for (losses) gains included in net income..........      (272)      115         315
                                                                                            -----      -----      ------
    Unrealized gains (losses) on investment securities..................................    $1,519     2,989      (4,265)
                                                                                            ======     =====      ======
The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        (dollars expressed in thousands)
                                                                                          Years Ended December 31,
                                                                                    -----------------------------------
                                                                                      2001           2000            1999
                                                                                      ----           ----            ----

Cash flows from operating activities:
    Net income...............................................................    $  39,615          27,797         17,599
    Adjustments to reconcile net income to cash
     provided by operating activities:
      Cumulative effect of change in accounting principle, net of tax........          459              --             --
      Depreciation, amortization and accretion, net..........................        9,447           5,695          5,070
      Provision for loan losses..............................................        5,010           1,877          4,183
      Provision for income tax expense.......................................       13,811          18,007         11,116
      Payments of income taxes...............................................       (5,970)        (15,162)        (5,912)
      Net gain (loss) on sales of available-for-sale securities..............          418            (177)          (485)
      Gain on derivative instruments, net....................................      (10,173)             --             --
      Increase (decrease) in accrued interest receivable.....................        5,846          (3,017)          (713)
      Interest accrued on liabilities........................................       83,024          71,625         51,239
      Payments of interest on liabilities....................................      (85,547)        (68,630)       (50,185)
      Other operating activities, net........................................          733           7,173         (5,536)
                                                                                 ---------       ---------      ---------
              Net cash provided by operating activities......................       56,673          45,188         26,376
                                                                                 ---------       ---------      ---------

Cash flows from investing activities:
    Cash received (paid) for acquired entities, net of
     cash and cash equivalents (paid) received...............................       31,963         (86,106)        15,538
    Proceeds from sales of investment securities.............................       60,682          25,062         60,891
    Maturities of investment securities available for sale...................      552,020         165,897        134,404
    Maturities of investment securities held to maturity.....................        1,102              46            143
    Purchases of investment securities available for sale....................     (625,517)       (155,680)       (88,708)
    Purchases of investment securities held to maturity......................         (100)         (2,828)            --
    Proceeds from terminations of derivative instruments.....................       12,902              --             --
    Net increase in loans....................................................      (29,398)       (236,158)      (152,689)
    Recoveries of loans previously charged-off...............................        4,248           5,189          5,161
    Purchases of bank premises and equipment.................................       (2,060)         (3,738)        (5,719)
    Proceeds from sales of other real estate.................................           10             899          2,868
    Other investing activities, net..........................................       (4,114)         (1,239)        (1,524)
                                                                                 ---------       ---------      ---------
              Net cash provided by (used in) investing activities............        1,738        (288,656)       (29,635)
                                                                                 ---------       ---------      ---------

Cash flows from financing activities:
    Other increases (decreases) in deposits:
     Demand and savings deposits.............................................       54,258         183,774        (20,017)
     Time deposits ..........................................................     (146,843)         52,305         12,180
    (Decrease) increase in federal funds purchased and
      short-term borrowings..................................................           --         (54,600)        27,500
    Repayments of Federal Home Loan Bank advances............................       (5,000)             --             --
    Increase in securities sold under agreements to repurchase...............        7,195          28,329            200
    Advances drawn on note payable...........................................       26,000         124,200             --
    Repayments of note payable...............................................      (53,000)        (26,200)            --
    Exercise of stock options................................................           --              25             --
    Proceeds from issuance of common stock to First Banks....................       26,122              --             --
    Repurchases of common stock..............................................       (1,256)         (1,454)        (1,281)
    Pre-merger transactions of FB&T..........................................           --          (6,997)       (13,250)
                                                                                 ---------       ---------      ---------
              Net cash (used in) provided by financing activities............      (92,524)        299,382          5,332
                                                                                 ---------       ---------      ---------
              Net (decrease) increase in cash and cash equivalents...........      (34,113)         55,914          2,073
Cash and cash equivalents, beginning of year.................................      153,210          97,296         95,223
                                                                                 ---------       ---------      ---------
Cash and cash equivalents, end of year.......................................    $ 119,097         153,210         97,296
                                                                                 =========       =========      =========

Noncash investing and financing activities:
    Loans transferred to other real estate...................................    $      --             295          1,443
    Loans exchanged for and transferred to
     available-for-sale investment securities................................           --          17,207             --
    Compensation paid in stock...............................................           46              36             36
    Reduction of deferred tax valuation reserve..............................        4,971              --            981
                                                                                 =========       =========      =========

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     The following is a summary of the significant accounting policies followed by First Banks America, Inc. and subsidiaries (FBA or the Company):

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

     Restatements. Effective October 31, 2000, FBA completed its acquisition of First Bank & Trust in a transaction accounted for as a combination of entities under common control. FBA acquired First Bank & Trust from First Banks, Inc., St. Louis, Missouri (First Banks). Prior to the acquisition, First Banks owned 84.42% of the outstanding common stock of FBA and all of the outstanding common stock of First Bank & Trust.
     The accompanying consolidated financial statements give retroactive effect to this transaction and, as a result, the consolidated balance sheets, statements of income and statements of cash flows are presented as if the combining entities had been consolidated for all periods presented that are subsequent to First Banks' acquisitions of First Bank & Trust on March 15, 1995. The consolidated statements of changes in stockholders' equity and comprehensive income reflect the accounts of FBA as if the common stock, excluding treasury shares, issued to First Banks in exchange for its interest in First Bank & Trust had been outstanding for all periods subsequent to March 15, 1995.

     Principles of Consolidation. The consolidated financial statements include the accounts of the parent company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 2000 and 1999 amounts have been made to conform with the 2001 presentation.
     FBA is majority owned by First Banks. Accordingly, First Banks has effective control over the management and policies of FBA and the election of its directors. First Banks' ownership interest in FBA at December 31, 2001 and 2000 was 93.69% and 92.86%, respectively.
     FBA operates through its wholly owned subsidiary bank holding company, The San Francisco Company, headquartered in San Francisco, California (SFC), and its wholly owned subsidiary bank, First Bank & Trust, also headquartered in San Francisco, California (FB&T).

     Cash and Cash Equivalents. Cash, due from banks, federal funds sold and interest-bearing deposits with maturities of three months or less are considered to be cash and cash equivalents for purposes of the consolidated statements of cash flows.
     FB&T is required to maintain certain daily reserve balances in accordance with regulatory requirements. These reserve balances maintained in accordance with such requirements were $15.1 million and $15.4 million at December 31, 2001 and 2000, respectively.

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

     Loans. Loans are carried at cost, adjusted for amortization of premiums and accretion of discounts using the interest method. Interest and fees on loans are recognized as income using the interest method. Loan origination fees are deferred and accreted to interest income over the estimated life of the loans using the interest method. Loans are stated at cost as FBA has the ability and it is management's intention to hold them to maturity.

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

     Allowance for Loan Losses. The allowance for loan losses is maintained at a level considered adequate to provide for probable losses. The provision for loan losses is based on a periodic analysis of loans by management, considering, among other factors, current economic conditions, loan portfolio composition, past loan loss experience, independent appraisals, loan collateral, payment experience and selected key financial ratios. As adjustments become necessary, they are reflected in the results of operations in the periods in which they become known. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require FBA to increase its allowance for loan losses based on their judgment about information available to them at the time of their examination.

     Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 -- Accounting for Derivative Instruments and Hedging Activities (SFAS 133). In June 1999 and June 2000, the FASB issued SFAS No. 137
- Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, an Amendment of FASB Statement No. 133, and SFAS No. 138 - Accounting for Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133, respectively. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133, as amended, requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge in one of three categories. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. Under SFAS 133, as amended, an entity that elects to apply hedge accounting is required to establish, at the inception of the hedge, the method it will use for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the entity's approach to managing risk.
     On January 1, 2001, FBA implemented SFAS 133, as amended. The implementation of SFAS 133, as amended, resulted in an increase in derivative instruments of $6.9 million, an increase in deferred tax liabilities of $2.7 million and an increase in other comprehensive income of $5.0 million. In addition, FBA recorded a cumulative effect of change in accounting principle of $459,000, net of taxes of $247,000, as a reduction of net income.
     FBA utilizes derivative instruments and hedging activities to assist in the management of interest rate sensitivity and to modify the repricing, maturity and option characteristics of certain assets and liabilities. FBA uses such derivative instruments solely to reduce its interest rate risk exposure. FBA's accounting policies for derivative instruments and hedging activities under SFAS 133, as amended, are as follows:

     >> Interest Rate Swap Agreements - Cash Flow Hedges. Interest rate swap agreements designated as cash flow hedges are accounted for at fair value. The effective portion of the change in the cash flow hedge's gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into noninterest income when the underlying transaction affects earnings. The ineffective portion of the change in the cash flow hedge's gain or loss is recorded in noninterest income on each monthly measurement date. The net interest differential is recognized as an adjustment to interest income or interest expense of the related asset or liability being hedged.

     >> Interest Rate Swap Agreements - Fair Value Hedges. Interest rate swap agreements designated as fair value hedges are accounted for at fair value. Changes in the fair value of the swap agreements are recognized currently in noninterest income. The change in the fair value of the underlying hedged item attributable to the hedged risk adjusts the carrying amount of the underlying hedged item and is also recognized currently in noninterest income. All changes in fair value are measured on a monthly basis. The net interest differential is recognized as an adjustment to interest income or interest expense of the related asset or liability.

     >> Interest Rate Cap and Floor Agreements. Interest rate cap and floor agreements are accounted for at fair value. Changes in the fair value of interest rate cap and floor agreements are recognized in noninterest income on each monthly measurement date.

     Prior to the implementation of SFAS 133, interest rate swap, floor and cap agreements were accounted for on an accrual basis with the net interest differential being recognized as an adjustment to interest income or interest expense of the related asset or liability. Premiums and fees paid upon the purchase of interest rate swap, floor and cap agreements were amortized over the life of the agreements using the straight-line method. In the event of early termination of the derivative financial instruments, the net proceeds received or paid were deferred and amortized over the shorter of the remaining contract life of the derivative financial instrument or the maturity of the related asset or liability. If, however, the amount of the underlying asset or liability was repaid, then the gains or losses on the agreements were recognized immediately in the consolidated statements of income. The unamortized premiums and fees paid are included in derivative instruments in the accompanying consolidated balance sheets.

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

     Intangibles Associated With the Purchase of Subsidiaries. Intangibles associated with the purchase of subsidiaries include excess of cost over net assets acquired and core deposit intangibles. The excess of cost over net assets acquired of purchased subsidiaries is amortized using the straight-line method over the estimated periods to be benefited, which generally has been estimated at 15 years. The core deposit intangibles are amortized using the straight-line method over the estimated periods to be benefited, which has been estimated at seven years. FBA reviews intangibles for impairment whenever events or changes in circumstances indicate the carrying value of an underlying asset associated with the intangibles may not be recoverable. FBA measures recoverability based upon the future cash flows expected to result from the use of the underlying asset and its eventual disposition. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying value of the underlying asset, FBA recognizes an impairment loss. The impairment loss recognized represents the amount by which the carrying value of the underlying asset exceeds the fair value of the underlying asset. As such adjustments become necessary, they are reflected in the results of operations in the periods in which they become known.

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

     Income Taxes. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.
     FBA and its subsidiaries filed a consolidated federal income tax return through February 19, 1999. Each subsidiary paid its allocation of federal income taxes to FBA, or received payment from FBA to the extent tax benefits were realized. Subsequent to February 19, 1999, FBA and its subsidiaries join in filing a consolidated federal and unitary or consolidated state income tax returns with First Banks, as First Banks' ownership of FBA is greater than 80%. FBA and its subsidiaries pay their allocation of federal income taxes to First Banks, or receive payment from First Banks to the extent tax benefits are realized.

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

(2)  ACQUISITIONS

     During the three years ended December 31, 2001, FBA completed the following acquisitions:

                                                                            Total          Purchase         Excess
           Entity                                         Date              Assets          Price            Cost
           ------                                         ----              -----          -----             ----
                                                                               (dollars expressed in thousands)
   2001
   ----

     BYL Bancorp
     Orange, California                           October 31, 2001       $  281,500         49,000          19,000

     Charter Pacific Bank
     Agoura Hills, California                     October 16, 2001          101,500         18,900           6,300
                                                                         ----------       --------        --------
                                                                         $  383,000         67,900          25,300
                                                                         ==========       ========        ========
   2000
   ----

     The San Francisco Company
     San Francisco, California                    December 31, 2000      $  183,800         62,200          16,300

     Millennium Bank
     San Francisco, California                    December 29, 2000         117,000         20,700           8,700

     Commercial Bank of San Francisco
     San Francisco, California                    October 31, 2000          155,600         26,400           9,300

     First Bank & Trust
     Newport Beach, California                    October 31, 2000        1,104,000        120,800              --

     Bank of Ventura
     Ventura, California                           August 31, 2000           63,800         14,200           7,200

     Lippo Bank
     San Francisco, California                    February 29, 2000          85,300         17,200           4,800
                                                                         ----------       --------        --------
                                                                         $1,709,500        261,500          46,300
                                                                         ==========       ========        ========
   1999
   ----

     Century Bank
     Beverly Hills, California                     August 31, 1999       $  156,000         31,500           4,500

     Redwood Bancorp
     San Francisco, California                      March 4, 1999           183,900         26,000           9,500
                                                                         ----------       --------        --------
                                                                         $  339,900         57,500          14,000
                                                                         ==========       ========        ========

     In addition to the acquisitions included in the table above, on September 17, 1999, First Bank & Trust completed its assumption of the deposits and certain  liabilities  and  the  purchase  of  selected  assets  of  the  Malibu,
California branch office of Brentwood Bank of California. The transaction resulted in the acquisition of approximately $6.3 million in loans, $17.3 million in deposits and one branch office. The excess of the cost over the fair value of the net assets acquired was $325,000 and is being amortized over 15 years.
     With the exception of First Bank & Trust, the aforementioned acquisition transactions were accounted for using the purchase method of accounting and, accordingly, the consolidated financial statements include the financial position and results of operations for the periods subsequent to the respective acquisition dates, and the assets acquired and liabilities assumed were recorded at fair value at the acquisition dates. These acquisitions, exclusive of First Bank & Trust, were funded from available cash reserves, proceeds from sales and maturities of available-for-sale investment securities, borrowing under FBA's $100.0 million revolving note payable to First Banks and the proceeds from First America Capital Trust's issuance of trust preferred securities. As further described below, First Bank & Trust was acquired through an exchange of shares of FBA common stock for all of the issued and outstanding shares of common stock of First Bank & Trust.
     On October 31, 2000, FBA acquired First Bank & Trust. In conjunction with this transaction, First Bank & Trust and two of FBA's former wholly owned subsidiary banks, First Bank of California and First Bank Texas N.A., were merged with and into Redwood Bank, FBA's other wholly owned subsidiary bank, and Redwood Bank was renamed FB&T. In accordance with the terms of the Agreement and Plan of Reorganization, FBA issued 5,727,340 shares of its common stock and 803,429 shares of its common shares held for treasury to First Banks in exchange for First Banks' 100% interest in First Bank & Trust. First Bank & Trust had 27 banking offices in the counties of Los Angeles, Orange, Ventura and Santa Barbara, California as well as branches in San Jose and Walnut Creek, in
Northern California. At the time of the transaction, First Bank & Trust had $1.10 billion in total assets, $91.1 million in investment securities, $894.2 million in total loans, net of unearned discount, and $959.4 million in total deposits.
     Prior to this transaction, First Banks owned majority interests in FBA and First Bank & Trust. Consistent with the accounting treatment for a combination of entities under common control, FBA accounted for the acquisition of First Bank & Trust as follows:

     >> First Banks' interest in First Bank & Trust was accounted for at First Banks' historical cost. First Banks' historical cost basis in First Bank & Trust was determined utilizing the purchase method of accounting, effective upon First Banks' acquisition of First Bank & Trust on March 15, 1995. Accordingly, First Banks' historical cost basis includes the financial position and results of operations of First Bank & Trust for the periods subsequent to March 15, 1995, and the assets acquired and liabilities assumed were recorded at fair value at March 15, 1995.

     >> FBA's consolidated financial statements were restated to reflect First Banks' interest in the financial condition and results of operations of First Bank & Trust for the periods subsequent to March 15, 1995.

(3)  INVESTMENTS IN DEBT AND EQUITY SECURITIES

     Securities Available for Sale. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities available for sale at December 31, 2001 and 2000 were as follows:

                                                        Maturity                     Total
                                        -----------------------------------------
                                                                           After      Amor-        Gross             Weighted
                                         1 Year       1-5        5-10        10       tized     Unrealized    Fair   Average
                                                                                              -------------
                                         or Less     Years       Years     Years      Cost    Gains  Losses   Value   Yield
                                        --------    -------     ------    -------     ----    -----  ------   -----   -----
                                                                    (dollars expressed in thousands)

 December 31, 2001:
    Carrying value:
       U.S. Treasury..................  $ 85,816         --         --         --    85,816       2     (24)   85,794  1.79%
       U.S. Government agencies
          and corporations:
              Mortgage-backed.........        --     14,722     10,327    207,252   232,301   1,360      --   233,661  5.82
              Other...................     9,476     29,228      1,184         --    39,888   1,434     (13)   41,309  5.96
       Corporate debt securities......        --      1,985         --         --     1,985     107      --     2,092  6.76
       Equity investments in other
          financial institutions
          (no stated maturity)........       319         --         --         --       319      --      --       319   --
       Federal Home Loan Bank and
          Federal Reserve Bank stock
          (no stated maturity)........     1,343         --         --         --     1,343      --      --     1,343  5.31
                                        --------    -------     ------    -------   ------    -----  ------   -------
                Total.................  $ 96,954     45,935     11,511    207,252   361,652   2,903    (37)   364,518  4.87
                                        ========    =======     ======    =======   =======   =====  ======   =======  ====

    Fair value:
       Debt securities................  $ 95,461     47,585     11,797    208,013
       Equity securities..............     1,662         --         --         --
                                        --------    -------     ------    -------
                Total.................  $ 97,123     47,585     11,797    208,013
                                        ========    =======     ======    =======

    Weighted average yield............      2.34%      5.68%      6.34%      5.74%
                                        ========    =======     ======    =======


 December 31, 2000:
    Carrying value:
       U.S. Treasury..................  $ 65,193        801         --         --    65,994      23     (23)   65,994  5.88%
       U.S. Government agencies
          and corporations:
              Mortgage-backed.........       576     19,248      6,568     73,600    99,992     418    (132)  100,278  6.87
              Other...................    17,065    104,005     10,131     20,256   151,457   1,664  (1,483)  151,638  6.68
       Corporate debt securities......       912      1,961         --        500     3,373      --     (20)    3,353  7.65
       Equity investments in other
          financial institutions
          (no stated maturity)........     5,082         --         --         --     5,082      28    (369)    4,741  7.77
       Federal Home Loan Bank and
          Federal Reserve Bank stock
          (no stated maturity)........     4,553         --         --         --     4,553      --      --     4,553  6.45
                                        --------    -------     ------    -------   ------    -----  ------   -------
                Total.................  $ 93,381    126,015     16,699     94,356   330,451   2,133  (2,027)  330,557  6.61
                                        ========    =======     ======    =======   =======   =====  ======   =======  ====

    Fair value:
       Debt securities................  $ 83,767    126,957     16,896     93,643
       Equity securities..............     9,294         --         --         --
                                        --------    -------     ------    -------
                Total.................  $ 93,061    126,957     16,896     93,643
                                        ========    =======     ======    =======

    Weighted average yield............      6.10%      6.76%      7.06%      6.92%
                                        ========    =======     ======    =======

     Securities Held to Maturity. The amortized cost, contractual maturity, gross unrealized gains and losses and fair value of investment securities held to maturity at December 31, 2001 and 2000 were as follows:

                                                    Maturity                        Total
                                              ---------------------------
                                                                       After        Amor-        Gross              Weighted
                                              1 Year   1-5    5-10      10          tized     Unrealized     Fair    Average
                                                                                            --------------
                                              or Less  Years  Years    Years        Cost    Gains   Losses   Value    Yield
                                              -------  -----  -----    -----        ----    -----   ------   -----    -----
                                                                (dollars expressed in thousands)

 December 31, 2001:
    Carrying value:
       Mortgage-backed securities...........  $    --    --     --    3,589         3,589      67     (8)    3,648    6.89%
       State and political subdivisions.....             --    100       --           100      --     (4)       96    5.75
                                                       ----   ----    -----         -----    ----    ---     -----    ----
                Total.......................  $    --    --    100    3,589         3,689      67    (12)    3,744    6.85
                                              =======  ====   ====    =====         =====    ====    ===     =====    ====

    Fair value:
       Debt securities......................  $    --    --     96    3,648
                                              =======  ====   ====    =====

    Weighted average yield..................       --%   --%  5.75%    6.89%
                                              =======  ====   ====    =====

 December 31, 2000:
    Carrying value:
       Mortgage-backed securities...........  $    --    --     --    4,662         4,662       3    (50)    4,615    6.75%
                                              =======  ====   ====    =====         =====    ====    ===     =====    ====

    Fair value:
       Debt securities......................  $    --    --     --    4,615
                                              =======  ====   ====    =====

    Weighted average yield..................       --%   --%    --%    6.75%
                                              =======  ====   ====    =====

     Proceeds from sales of available-for-sale investment securities were $60.7 million, $25.1 million and $60.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. Gross gains of $20,000, $565,000 and $485,000 were realized on these sales during the years ended December 31, 2001, 2000 and 1999, respectively. Gross losses of $438,000 and $388,000 were realized on these sales during the years ended December 31, 2001 and 2000, respectively. There were no losses realized on these sales in 1999.
     FB&T is a member of the Federal Home Loan Bank (FHLB) system and maintains an investment in the FHLB. This investment is recorded at cost, which represents redemption value. The investment in FHLB stock is maintained at a minimum amount equal to the greater of 1% of the aggregate outstanding balance of FB&T's loans secured by residential real estate, or 5% of advances from the FHLB to FB&T.
     Investment securities with a carrying value of approximately $145.2 million and $28.1 million at December 31, 2001 and 2000, respectively, were pledged in connection with deposits of public and trust funds, securities sold under agreements to repurchase and for other purposes as required by law.

(4)  LOANS AND ALLOWANCE FOR LOAN LOSSES

     Changes in the allowance for loan losses for the years ended December 31 were as follows:

                                                                                  2001         2000        1999
                                                                                  ----         ----        ----
                                                                                 (dollars expressed in thousands)

                Balance, beginning of year...................................    $37,930       30,192       24,947
                Acquired allowances for loan losses..........................      5,493        6,062        3,008
                                                                                 -------      -------      -------
                                                                                  43,423       36,254       27,955
                                                                                 -------      -------      -------
                Loans charged-off............................................     (9,960)      (5,390)      (7,107)
                Recoveries of loans previously charged-off...................      4,248        5,189        5,161
                                                                                 -------      -------      -------
                    Net loan charge-offs.....................................     (5,712)        (201)      (1,946)
                                                                                 -------      -------      -------
                Provision for loan losses....................................      5,010        1,877        4,183
                                                                                 -------      -------      -------
                Balance, end of year.........................................    $42,721       37,930       30,192
                                                                                 =======      =======      =======

     At December 31, 2001 and 2000, FBA had $19.6 million and $15.0 million of impaired loans, including $17.6 million and $12.1 million, respectively, of loans on nonaccrual status. At December 31, 2001 and 2000, impaired loans also included $2.0 million and $2.9 million, respectively, of restructured loans. Interest on nonaccrual loans, which would have been recorded under the original terms of the loans, was $1.9 million, $1.5 million and $2.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. Of these amounts, $860,000, $630,000 and $1.3 million were actually recorded as interest income on such loans in 2001, 2000 and 1999, respectively. The allowance for loan losses includes an allocation for each impaired loan. The aggregate allocation of the allowance for loan losses related to impaired loans was approximately $5.6 million and $3.2 million at December 31, 2001 and 2000, respectively. The average recorded investment in impaired loans was $17.6 million, $13.9 million and $20.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. The amount of interest income recognized using a cash basis method of accounting during the time those loans were impaired was $1.9 million, $895,000 and $1.5 million in 2001, 2000 and 1999, respectively.
     FBA's primary market areas are southern and northern California and Houston, Dallas, Irving and McKinney, Texas. At December 31, 2001 and 2000, approximately 90.5% and 88.5% of the total loan portfolio, respectively, and 89.7% and 89.8% of the commercial, financial and agricultural loan portfolio, respectively, were made to borrowers within these regions.
     Real estate lending constituted the only significant concentration of credit risk. Real estate loans comprised approximately 65.4% and 64.5% of the loan portfolio at December 31, 2001 and 2000, respectively.
     FBA is, in general, a secured lender. At December 31, 2001 and 2000, approximately 96.9% and 93.9%, respectively, of the loan portfolio was secured. Collateral is required in accordance with the normal credit evaluation process based upon the creditworthiness of the customer and the credit risk associated with the particular transaction.

(5)  DERIVATIVE INSTRUMENTS

     FBA utilizes derivative financial instruments to assist in the management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The derivative financial instruments FBA holds are summarized as follows:

                                                                            December 31
                                                          ----------------------------------------------
                                                                   2001                    2000
                                                          ----------------------  ----------------------
                                                          Notional     Credit       Notional     Credit
                                                           Amount     Exposure       Amount     Exposure
                                                           ------     --------       ------     -------
                                                                 (dollars expressed in thousands)

         Cash flow hedges..............................   $ 555,000      1,006        535,000      1,112
         Fair value hedges.............................      54,900      1,881             --         --
         Interest rate cap agreements..................     150,000        688        150,000      1,251
                                                          =========     ======       ========     ======

     The notional amounts of derivative financial instruments do not represent amounts exchanged by the parties and, therefore, are not a measure of FBA's credit exposure through its use of these instruments. The credit exposure represents the accounting loss FBA would incur in the event the counterparties failed completely to perform according to the terms of the derivative financial instruments and the collateral held to support the credit exposure was of no value.
     During 2001 and 1999, FBA realized net interest income on its derivative financial instruments of $12.3 million and $226,000, respectively, in comparison to net interest expense of $2.1 million in 2000. In addition, FBA realized a net gain on derivative instruments, which is included in noninterest income in the consolidated statements of income, of $10.2 million for the year ended December 31, 2001.

     Cash Flow Hedges
     FBA entered into the following interest rate swap agreements, designated as cash flow hedges, to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income, over time:

     >> During 1998, FBA entered into $105.0 million notional amount of interest rate swap agreements that provided for FBA to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the daily weighted average prime lending rate minus 2.705%. The terms of the swap agreements provided for FBA to pay quarterly and receive payment semiannually. In June 2001, FBA terminated these swap agreements, which would have expired in 2002, in order to appropriately modify its overall hedge position in accordance with its risk management program. In conjunction with the termination of these swap agreements, FBA recorded a pre-tax gain of $1.4 million.

     >> During September 1999, FBA entered into $130.0 million notional amount of interest rate swap agreements that provided for FBA to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the daily weighted average prime lending rate minus 2.70%. The terms of the swap agreements provided for FBA to pay and receive interest on a quarterly basis. In April 2001, FBA terminated these swap agreements, which would have expired in September 2001, and replaced them with similar swap agreements with extended maturities in order to lengthen the period covered by the swaps. In conjunction with the termination of these swap agreements, FBA recorded a pre-tax gain of $731,000.

     >> During September 2000, March 2001 and April 2001, FBA entered into $300.0 million, $200.0 million and $130.0 million notional amount, respectively, of interest rate swap agreements that provide for FBA to receive a fixed rate of interest and pay an adjustable rate equivalent to the weighted average prime lending rate minus either 2.70% or
          2.82%. The terms of the swap agreements provide for FBA to pay and receive interest on a quarterly basis. In November 2001, FBA terminated $75 million notional amount of these swap agreements, which would have expired in April 2006, in order to appropriately modify its overall hedge position in accordance with its risk management program. FBA recorded a pre-tax gain of $2.6 million in conjunction with the termination of these swap agreements. The amount receivable by FBA under the remaining swap agreements was $1.7 million and $621,000 at December 31, 2001 and 2000, respectively, and the amount payable by FBA under the swap agreements was $647,000 and $623,000 at December 31, 2001 and 2000, respectively.

     The maturity dates, notional amounts, interest rates paid and received and fair value of FBA's interest rate swap agreements designated as cash flow hedges as of December 31, 2001 and 2000 were as follows:

                                                          Notional     Interest Rate     Interest Rate      Fair
                         Maturity Date                     Amount          Paid            Received         Value
                         -------------                    --------      -----------     -------------      --------
                                                                      (dollars expressed in thousands)

         December 31, 2001:
             September 20, 2004.......................  $ 300,000           2.05%             6.78%        $ 20,490
             March 21, 2005...........................    200,000           1.93              5.24            4,951
             April 2, 2006............................     55,000           1.93              5.45            1,268
                                                        ---------                                          --------
                                                        $ 555,000           1.99              6.09         $ 26,709
                                                        =========          =====             =====         ========

         December 31, 2000:
             September 27, 2001.......................  $ 130,000           6.80%             6.14%        $     49
             June 11, 2002............................     15,000           6.80              6.00                7
             September 16, 2002.......................     20,000           6.80              5.36             (184)
             September 18, 2002.......................     70,000           6.80              5.33             (690)
             September 20, 2004.......................    300,000           6.80              6.78            8,434
                                                        ---------                                          --------
                                                        $ 535,000           6.80              6.35         $  7,616
                                                        =========          =====             =====         ========

     Fair Value Hedges
     During January 2001, FBA entered into $54.9 million notional amount of interest rate swap agreements to effectively shorten the repricing characteristics of certain interest-bearing liabilities with the objective of stabilizing net interest income over time. The swap agreements provide for FBA to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate. The terms of the swap agreements provide for FBA to pay and receive interest on a quarterly basis. The amount receivable and payable by FBA under the swap agreements was $1.4 million and $318,000 at December 31, 2001, respectively.
     The maturity dates, notional amounts, interest rates paid and received and fair value of FBA's interest rate swap agreements designated as fair value hedges as of December 31, 2001 were as follows:

                                                          Notional     Interest Rate     Interest Rate      Fair
                         Maturity Date                     Amount          Paid            Received         Value
                         -------------                    --------      -----------     -------------    ----------
                                                                      (dollars expressed in thousands)

         December 31, 2001:
             January 9, 2004..........................  $  10,000         2.48%             5.37%          $  352
             January 9, 2006..........................     44,900         2.48              5.51            1,160
                                                        ---------                                          ------
                                                        $  54,900         2.48              5.48           $1,512
                                                        =========         ====              ====           ======


     Interest Rate Floor Agreements
     During January 2001 and March 2001, FBA entered into $100.0 million and $75.0 million notional amount, respectively, of four-year interest rate floor agreements to further stabilize net interest income in the event of a falling rate scenario. The interest rate floor agreements provided for FBA to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month London Interbank Offering Rate and the strike prices of 5.50% or 5.00%, respectively, should the three-month London Interbank Offering Rate fall below the respective strike prices. In November 2001, FBA terminated these interest rate floor agreements in order to appropriately modify its overall hedge position in accordance with its risk management program. In conjunction with the termination, FBA recorded a pre-tax adjustment of $2.6 million representing the decline in fair value from the previous month-end measurement date. These agreements provided net interest income of $1.2 million for the year ended December 31, 2001.

     Interest Rate Cap Agreements
     In conjunction with the interest rate swap agreements entered into in September 2000, FBA also entered into a four-year $150.0 million notional amount interest rate cap agreement to limit the net interest expense associated with the interest rate swap agreements in the event of a rising rate scenario. The interest rate cap agreement provides for FBA to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month London Interbank Offering Rate and the strike price of 7.50% should the three-month London Interbank Offering Rate exceed the strike price. At December 31, 2001 and 2000, the carrying value of this interest rate cap agreement, which is included in derivative instruments in the consolidated balance sheets, was $688,000 and $1.3 million, respectively.

     Pledged Collateral
     At December 31, 2001 and 2000, FBA had pledged investment securities available for sale with a carrying value of $894,000 and $2.6 million, respectively, in connection with the interest rate swap agreements. In addition, FBA had accepted, as collateral in connection with the interest rate swap agreements, cash of $1.5 million and investment securities with a fair value of $28.5 million at December 31, 2001, and investment securities with a fair value of $8.5 million at December 31, 2000. FBA is permitted by contract to sell or repledge the collateral accepted from its counterparties; however, at December 31, 2001 and 2000, FBA had not done so.

(6)  BANK PREMISES AND EQUIPMENT

     Bank premises and equipment were comprised of the following at December 31:

                                                                                       2001          2000
                                                                                       ----          ----
                                                                                (dollars expressed in thousands)

                  Land.............................................................  $  8,455        7,512
                  Buildings and improvements.......................................    25,896       15,462
                  Furniture, fixtures and equipment................................    28,937       22,470
                  Leasehold improvements...........................................    29,897       32,853
                  Construction in progress.........................................       770        2,084
                                                                                     --------      -------
                      Total........................................................    93,955       80,381
                  Less accumulated depreciation and amortization ..................    47,209       34,855
                                                                                     --------      -------
                      Bank premises and equipment, net.............................  $ 46,746       45,526
                                                                                     ========      =======

     Depreciation and amortization expense for the years ended December 31, 2001, 2000 and 1999 totaled $4.7 million, $2.8 million and $3.2 million, respectively.

FBA leases land, office properties and equipment under operating leases. Certain of the leases contain renewal options and escalation clauses. Total rent expense was $7.7 million, $6.5 million and $4.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. Future minimum lease payments under noncancellable operating leases extend through 2020 as follows:

                                                (dollars expressed in thousands)
      Year ending December 31:
           2002....................................................   $  7,619
           2003....................................................      6,945
           2004....................................................      5,198
           2005....................................................      4,447
           2006....................................................      3,645
           Thereafter..............................................      7,150
                                                                      --------
               Total future minimum lease payments.................   $ 35,004
                                                                      ========

     FBA leases to unrelated parties a portion of its banking facilities. Total rental income was $3.1 million, $1.3 million and $1.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

(7)  SHORT-TERM BORROWINGS

     Short-term borrowings were comprised of the following at December 31:

                                                                               2001           2000
                                                                               ----           ----
                                                                         (dollars expressed in thousands)

                  Securities sold under agreements to repurchase.........   $  49,236        42,041
                  FHLB borrowings .......................................      10,544        15,544
                                                                            ---------       -------
                      Total short-term borrowings........................   $  59,780        57,585
                                                                            =========       =======

     The average balance of short-term borrowings was $60.8 million and $32.6 million, respectively, and the maximum month-end balance of short-term borrowings was $69.7 million and $60.0 million, respectively, for the years ended December 31, 2001 and 2000. The average rates paid on short-term borrowings during the years ended December 31, 2001, 2000 and 1999 were 3.79%, 5.43% and 5.12%, respectively. The assets underlying the short-term borrowings are under FBA's physical control.

(8)  NOTE PAYABLE

     FBA had a $100.0 million revolving note payable from First Banks on which the outstanding principal and accrued interest were due and payable on June 30, 2005. On August 23, 2001, FBA and First Banks modified the revolving note payable by making interest payable quarterly, shortening the maturity date to February 24, 2003 and securing the revolving note payable by a pledge of FBA's stock in its subsidiaries. The borrowings under the revolving note payable bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. The amounts outstanding under the revolving note payable at December 31, 2001 and 2000 were $71.0 million and $98.0 million, respectively. The interest expense under the revolving note payable was $4.5 million and $482,000 for the years ended December 31, 2001 and 2000, respectively. There were no amounts outstanding under the revolving note payable during 1999.
     The average balance and maximum month-end balance outstanding under the revolving note payable during the years ended December 31 were as follows:

                                                        2001           2000
                                                        ----           ----
                                                (dollars expressed in thousands)

     Average balance................................ $  65,368         6,114
     Maximum month-end balance .....................    86,000        98,000
                                                     =========        ======

     The average rates paid on the revolving note payable during the years ended December 31, 2001 and 2000 were 6.8% and 7.9%, respectively.

(9)  GUARANTEED PREFERRED BENEFICIAL INTEREST IN SUBORDINATED DEBENTURES

     In July 1998, First America Capital Trust (FACT), a newly formed Delaware business trust subsidiary of FBA, issued 1.84 million shares of 8.50% cumulative trust preferred securities at $25 per share in an underwritten public offering, and issued 56,908 shares of common securities to FBA at $25 per share. FBA owns all of FACT's common securities. The gross proceeds of the offering were used by FACT to purchase $47.4 million of 8.50% subordinated debentures from FBA, maturing on June 30, 2028. The maturity date may be shortened to a date not earlier than June 30, 2003 or extended to a date not later than June 30, 2037 if certain conditions are met. The subordinated debentures are the sole asset of FACT. In connection with the issuance of the FACT preferred securities, FBA made certain guarantees and commitments that, in the aggregate, constitute a full and unconditional guarantee by FBA of the obligations of FACT under the FACT preferred securities. FBA's proceeds from the issuance of the subordinated debentures to FACT, net of underwriting fees and offering expenses, were $44.0 million. Distributions payable on the FACT preferred securities, which are payable quarterly in arrears, were $3.9 million, $3.9 million and $4.0 million for the years ended December 31, 2001, 2000 and 1999, respectively, and are included in noninterest expense in the consolidated statements of income.

(10) INCOME TAXES

     Income tax expense attributable to income from continuing operations for the years ended December 31 consists of:

                                                                              Years Ended December 31,
                                                                        ----------------------------------
                                                                          2001          2000         1999
                                                                          ----          ----         ----
                                                                          (dollars expressed in thousands)

         Current income tax expense:
              Federal................................................   $ 12,581       12,083        3,734
              State..................................................      1,283        2,344        2,172
                                                                        --------      -------      -------
                                                                          13,864       14,427        5,906
                                                                        --------      -------      -------
         Deferred income tax expense:
              Federal................................................      7,682        4,026        5,808
              State..................................................        369          (41)         137
                                                                        --------      -------      -------
                                                                           8,051        3,985        5,945
                                                                        --------      -------      -------
         Reduction in deferred valuation allowance...................     (8,104)        (405)        (735)
                                                                        --------      -------      -------
                 Total...............................................   $ 13,811       18,007       11,116
                                                                        ========      =======      =======

     The effective rates of federal income taxes for the years ended December 31 differ from statutory rates of taxation as follows:

                                                                    Years Ended December 31,
                                             ----------------------------------------------------------------------
                                                     2001                     2000                     1999
                                             -------------------      -------------------       -------------------
                                                Amount    Percent      Amount       Percent      Amount      Percent
                                                ------    -------      ------       -------      ------      -------
                                                                (dollars expressed in thousands)
         Income before provision for income
           taxes and cumulative effect
           of change in accounting
           principle........................   $ 53,885                $45,804                   $ 28,715
                                               ========                =======                   ========
         Provision for income taxes
           calculated at federal
           statutory income tax rates.......   $ 18,860     35.0%      $16,031        35.0%      $ 10,050      35.0%
         Effects of differences in tax
           reporting:
           Reduction in deferred
              valuation allowance...........     (8,104)   (15.0)         (405)       (0.9)          (735)     (2.6)
           State income taxes...............      1,074      2.0         1,497         3.3          1,501       5.2
           Amortization of intangibles
              associated with the purchase
              of subsidiaries...............      1,873      3.5           901         2.0            584       2.0
           Other, net.......................        108      0.1           (17)       (0.1)          (284)     (0.9)
                                               --------   ------       -------       -----       --------     -----
                Provision for income taxes..   $ 13,811     25.6%      $18,007        39.3%      $ 11,116      38.7%
                                               ========   ======       =======       =====       ========     =====

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

                                                                                                 December 31,
                                                                                             -------------------
                                                                                             2001           2000
                                                                                             ----           ----
                                                                                              (dollars expressed
                                                                                                 in thousands)
       Deferred tax assets:
          Net operating loss carryforwards.............................................   $ 36,140        38,993
          Allowance for loan losses....................................................     15,350        12,815
          Quasi-reorganization adjustment of bank premises.............................      1,176         1,226
          Alternative minimum tax credits..............................................      2,031         2,509
          Other real estate............................................................        142            42
          Other........................................................................      2,907         2,798
                                                                                          --------       -------
                Gross deferred tax assets..............................................     57,746        58,383
          Valuation allowance..........................................................         --       (13,075)
                                                                                          --------       -------
                Deferred tax assets, net of valuation allowance........................     57,746        45,308
                                                                                          --------       -------



             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                                                                 December 31,
                                                                                             -------------------
                                                                                             2001           2000
                                                                                             ----           ----
                                                                                              (dollars expressed
                                                                                                 in thousands)
       Deferred tax liabilities:
          Net fair value adjustment for securities available for sale..................      1,003           181
          Net fair value adjustment for derivative instruments.........................      9,348            --
          Core deposit intangibles.....................................................      2,062            --
          Depreciation on bank premises and equipment..................................      4,591         4,387
          FHLB stock dividends.........................................................        178           528
          Other .......................................................................      1,872           429
                                                                                          --------       -------
                Deferred tax liabilities...............................................     19,054         5,525
                                                                                          --------       -------
                Net deferred tax assets................................................   $ 38,692        39,783
                                                                                          ========       =======

     The realization of FBA's net deferred tax assets is based on the availability of carrybacks to prior taxable periods, the expectation of future taxable income and the utilization of tax planning strategies. Based on these factors, management believes it is more likely than not that FBA will realize the recognized net deferred tax asset of $38.7 million. The net change in the valuation allowance, related to deferred tax assets, was a decrease of $13.1 million for the year ended December 31, 2001. The decrease was comprised of the reversal of valuation allowances resulting from the expected utilization of net operating losses and the reversal of the valuation allowances due to management's expectation of future taxable income sufficient to realize the net deferred tax assets of $38.7 million.
     Changes to the deferred tax asset valuation allowance for the years ended December 31 were as follows:

                                                                           Years Ended December 31,
                                                                          ---------------------------
                                                                          2001       2000        1999
                                                                          ----       ----        ----
                                                                       (dollars expressed in thousands)

           Balance, beginning of year................................   $13,075     13,480      15,912
           Current year deferred provision, change in
              deferred tax valuation allowance.......................    (8,104)      (405)       (735)
           Reduction attributable to utilization of deferred
              tax assets:
                Adjustment to capital surplus........................    (4,971)        --        (981)
                Adjustment to intangibles associated with the
                  purchase of subsidiaries.........................          --         --        (716)
                                                                        -------     ------      ------
           Balance, end of year......................................   $    --     13,075      13,480
                                                                        =======     ======      ======

     The valuation allowance for deferred tax assets at December 31, 1998 included $716,000 that was recognized in 1999 and credited to intangibles associated with the purchase of subsidiaries. In addition, the valuation allowance for deferred tax assets at December 31, 2000 included $5.0 million which was credited to capital surplus in 2001 under the terms of the quasi-reorganizations implemented for FBA and First Commercial Bancorp, Inc. as of December 31, 1994 and 1996, respectively.
     At December 31, 2001, FBA has separate return limitation year net operating loss carryforwards of $103.3 million and alternative minimum tax credits of $2.3 million. Their utilization is subject to annual limitations. The net operating loss carryforwards for FBA at December 31, 2001 expire as follows:


                                                (dollars expressed in thousands)
      Year ending December 31:
         2002............................................  $    1,362
         2003............................................       1,362
         2004............................................       2,379
         2005............................................      16,491
         2006............................................       3,412
         2007 through 2020...............................      78,250
                                                           ----------
             Total.......................................  $  103,256
                                                           ==========

(11) EARNINGS PER COMMON SHARE

     The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations for the periods indicated:

                                                                                Income         Shares      Per Share
                                                                              (numerator)   (denominator)   Amount
                                                                              -----------   -------------   ------
                                                                                (dollars expressed in thousands,
                                                                                     except per share data)

         Year ended December 31, 2001:
              Basic EPS - income before cumulative effect..................   $  40,074       12,204        $ 3.29
              Cumulative effect of change in accounting principle,
                 net of tax................................................        (459)         --          (0.04)
                                                                              ---------       ------        ------
              Basic EPS - income available to common stockholders..........      39,615       12,204          3.25
              Effect of dilutive securities - stock options................          --           --            --
                                                                              ---------       ------        ------
              Diluted EPS - income available to common stockholders........   $  39,615       12,204        $ 3.25
                                                                              =========       ======        ======

         Year ended December 31, 2000:
              Basic EPS - income available to common stockholders..........   $  27,797       12,129        $ 2.29
              Effect of dilutive securities - stock options................          --            1            --
                                                                              ---------       ------        ------
              Diluted EPS - income available to common stockholders........   $  27,797       12,130        $ 2.29
                                                                              =========       ======        ======

         Year ended December 31, 1999:
              Basic EPS - income available to common stockholders..........   $  17,599       12,235        $ 1.44
              Effect of dilutive securities - stock options................          --            5            --
                                                                              ---------       ------        ------
              Diluted EPS - income available to common stockholders........   $  17,599       12,240        $ 1.44
                                                                              =========       ======        ======

(12) EMPLOYEE BENEFIT PLANS

     401(K) Plan. FBA's 401(k) plan is a self-administered savings and incentive plan covering substantially all employees. Under the plan, employer matching contributions are determined annually by FBA's Board of Directors. Employee contributions are limited to 15% of the employee's annual compensation not to exceed $10,500 for 2001. Total employer contributions under the plan were $456,000, $441,000 and $318,000 for the years ended December 31, 2001, 2000 and
1999, respectively. The plan assets are held and managed under a trust agreement with the trust department of an affiliated bank.

     Pension Plan. Previously, FBA had a noncontributory defined benefit pension plan covering substantially all officers and employees. In conjunction with the acquisition of FBA by First Banks, the accumulation of benefits under the plan were discontinued during 1994. While the plan continues in existence and provides benefits which had then accumulated, no additional benefits have accrued to participants since 1994, and no new participants will become eligible for benefits thereafter. During 2001, 2000 and 1999, no contributions were made to the pension plan.

(13) DIRECTORS' STOCK BONUS PLAN

     The 1993 Directors' Stock Bonus Plan provided for annual grants of FBA common stock to the nonemployee directors of FBA. Directors' compensation of $46,000, $36,000 and $36,000 was recorded relating to this plan for the years ended December 31, 2001, 2000 and 1999, respectively. These amounts represented the fair value of the 2,000 shares granted for the years ended December 31, 2001, 2000 and 1999, respectively.
     The plan expired on July 1, 2001. The plan was self-operative, and the timing, amounts, recipients and terms of individual grants were determined automatically. On July 1 of each year, each nonemployee director automatically received a grant of 500 shares of common stock. The maximum number of plan shares that could be issued under the plan were 16,667 shares.

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

         Commitments to extend credit at December 31 were as follows:

                                                          2001             2000
                                                          ----             ----
                                                   (dollars expressed in thousands)


    Commitments to extend credit...................... $ 863,398         719,039
    Commercial and standby letters of credit..........     2,227          37,077
                                                       ---------         -------
                                                       $ 905,625         756,116
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

(15) STOCKHOLDERS' EQUITY

     Classes of Common Stock. FBA is majority owned by First Banks. At December 31, 2001, First Banks owned 2,500,000 shares of Class B common stock and 9,545,107 shares of common stock, which represented 93.69% of FBA's outstanding voting stock. Accordingly, First Banks has effective control over the management and policies of FBA and the election of its directors.
     As of December 31, 2001, FBA had issued and outstanding 10,356,060 shares and 2,500,000 shares of common stock and Class B common stock, respectively. The rights of Class B common stock are in most respects equivalent to the rights associated with common stock, except the common stock has a dividend preference over the Class B common stock, and the Class B common stock is unregistered and transferable only in certain limited circumstances. The outstanding shares of Class B common stock became convertible on August 31, 1999, at the option of the holder, into an equal number of shares of common stock. Each share of common stock and Class B common stock is entitled to one vote in the election of FBA's directors and in other matters on which a vote of stockholders is taken.

     Stock Options. On April 19, 1990, FBA's Board of Directors adopted the 1990 Stock Option Plan (1990 Plan). The 1990 Plan provided that no more than 200,000 shares of common stock would be available for stock options. One-fourth of each stock option became exercisable at the date of the grant and at each anniversary date of the grant. The options expired ten years from the date of the grant.
There were no options granted under this plan during the two years ended December 31, 2000.

     At December 31, 2000, all stock options either had expired or had been exercised, and there were no shares available for future stock options and no shares of common stock reserved for the exercise of outstanding options. Transactions relating to the 1990 Plan for the years ended December 31 are as follows:

                                                                               2000                     1999
                                                                       -------------------      -------------------
                                                                                   Average                 Average
                                                                                   Option                  Option
                                                                        Amount      Price         Amount    Price
                                                                        ------      -----         ------    -----
         Outstanding options, January 1..............................    6,667     $ 3.75          6,667   $ 3.75
         Options exercised and redeemed..............................   (6,667)      3.75             --     3.75
                                                                        ------                   -------
         Outstanding options, December 31............................       --       3.75          6,667     3.75
                                                                        ======     ======        =======   ======
         Options exercisable, December 31............................       --                     6,667
                                                                        ======                   =======

     Distribution of Earnings of FB&T. FB&T is restricted by various state and federal regulations as to the amount of dividends which are available for payment to FBA. Under the most restrictive of these requirements, the future payment of dividends from FB&T is limited to approximately $15.1 million at December 31, 2001, unless prior permission from the regulatory authorities is obtained.

(16) TRANSACTIONS WITH RELATED PARTIES

     FBA purchases certain services and supplies from or through First Banks. FBA's financial position and operating results could significantly differ from those that would be obtained if FBA's relationship with First Banks did not exist.
     First Banks provides management services to FBA and FB&T. Management services are provided under management fee agreements whereby FBA compensates First Banks for its use of personnel for various functions including internal audit, loan review, income tax preparation and assistance, accounting, asset/liability management and investment services, loan servicing and other management and administrative services. Fees paid under these agreements were $8.0 million, $5.2 million and $4.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.
     First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and his adult children, provides information technology and operational support for FBA and FB&T under the terms of information technology agreements. Fees paid under these agreements were $9.2 million, $6.8 million and $5.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.
     FB&T had $93.1 million and $108.2 million in whole loans and loan participations outstanding at December 31, 2001 and 2000, respectively, that were purchased from First Bank, a wholly owned subsidiary of First Banks. In addition, FB&T had sold $137.6 million and $146.1 million in whole loans and loan participations to First Bank at December 31, 2001 and 2000, respectively. These loans and loan participations were acquired and sold at interest rates and terms prevailing at the dates of their purchase or sale and under standards and policies followed by FB&T.
     As more fully discussed in Note 8 to the consolidated financial statements, FBA has a revolving note payable from First Banks. At December 31, 2001 and 2000, the amount outstanding under the revolving note payable was $71.0 million and $98.0 million, respectively.
     Outside of normal customer relationships, no directors, executive officers or stockholders holding over 5% of FBA's voting stock, and no corporations or firms with which such persons or entities are associated, currently maintain or have maintained, since the beginning of the last full fiscal year, any significant business or personal relationships with FBA or FB&T, other than that which arises by virtue of such position or ownership interest in FBA, except as described above.

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

                                                              December 31, 2001                December 31, 2000
                                                       -----------------------------     ---------------------------
                                                       Carrying           Estimated       Carrying        Estimated
                                                         Amount          Fair Value         Amount       Fair Value
                                                       --------          ----------       --------       ----------
                                                                     (dollars expressed in thousands)

         Financial assets:
              Cash and cash equivalents..............  $  119,097          119,097          153,210         153,210
              Investment securities:
                Available for sale...................     364,518          364,518          330,557         330,557
                Held to maturity.....................       3,689            3,745            4,662           4,615
              Net loans..............................   2,280,542        2,288,221        2,020,747       2,027,284
              Derivative instruments.................      28,909           28,909            1,251           8,162
              Accrued interest receivable............      15,233           15,233           20,048          20,048
                                                       ==========        =========        =========       =========


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


                                                              December 31, 2001                December 31, 2000
                                                       -----------------------------     ---------------------------
                                                        Carrying          Estimated        Carrying       Estimated
                                                         Amount          Fair Value         Amount       Fair Value
                                                         -------         ----------         -------      ----------
                                                                     (dollars expressed in thousands)
         Financial liabilities:

              Deposits:
                Demand:
                  Non-interest-bearing...............  $  529,924          529,924          475,785         475,785
                  Interest-bearing...................     297,033          297,033          195,585         195,585
              Savings and money market...............     920,737          920,737          766,587         766,587
              Time deposits..........................     807,567          820,117          868,399         880,807
              Short-term borrowings..................      59,780           59,780           57,585          57,585
              Note payable...........................      71,000           71,000           98,000          98,000
              Accrued interest payable...............       6,277            6,277            8,434           8,434
              FACT preferred securities..............      44,342           46,276           44,280          40,259
                                                       ==========        =========        =========       =========

         Off-balance-sheet:
              Credit commitments.....................  $       --               --               --              --
                                                       ==========        =========        =========       =========

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

     Derivative instruments: The fair value of derivative instruments is based on quoted market prices where available. If quoted market prices were not available, the fair value was based upon quoted market prices of comparable instruments.

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

(18) BUSINESS SEGMENT RESULTS

     FBA's business segment is FB&T. The reportable business segments are consistent with the management structure of FBA and the internal reporting system that monitors performance.
     Through its branch network, FB&T provides similar products and services in its defined geographic areas. The products and services offered include a broad range of commercial and personal banking products, including demand, savings, money market and time deposit accounts. In addition, FB&T markets combined basic services for various customer groups, including packaged accounts for more affluent customers, and sweep accounts, lock-box deposits and cash management products for commercial customers. FB&T also offers both consumer and commercial loans. Consumer lending includes residential real estate, home equity and installment lending. Commercial lending includes commercial, financial and agricultural loans, real estate construction and development loans, commercial real estate loans, commercial leasing and trade financing.




                                                                                            FB&T
                                                                           ----------------------------------------
                                                                              2001           2000           1999
                                                                              ----           ----           ----
                                                                               (dollars expressed in thousands)

Balance sheet information:

Investment securities....................................................  $  368,207       330,478       192,357
Loans, net of unearned discount..........................................   2,323,263     2,058,628     1,469,093
Total assets.............................................................   3,057,920     2,733,545     1,854,827
Deposits.................................................................   2,555,396     2,306,469     1,590,490
Stockholders' equity.....................................................     398,713       333,186       204,617
                                                                           ==========     =========     =========

Income statement information:

Interest income..........................................................  $  208,291       176,902       132,407
Interest expense.........................................................      78,547        71,167        51,544
                                                                           ----------     ---------     ---------
     Net interest income.................................................     129,744       105,735        80,863
Provision for loan losses................................................       5,010         1,877         4,183
                                                                           ----------     ---------     ---------
     Net interest income after provision for loan losses.................     124,734       103,858        76,680
Noninterest income.......................................................      27,469        12,343        10,774
Noninterest expense......................................................      89,112        65,567        54,992
                                                                           ----------     ---------     ---------
     Income (loss) before provision for income taxes and cumulative
       effect of change in accounting principle..........................      63,091        50,634        32,462
Provision for income taxes...............................................      16,972        20,064        12,353
                                                                           ----------     ---------     ---------
     Income (loss) before cumulative effect of
       change in accounting principle....................................      46,119        30,570        20,109
Cumulative effect of change in accounting principle, net of tax..........        (459)           --            --
                                                                           ----------     ---------     ---------
     Net income..........................................................  $   45,660        30,570        20,109
                                                                           ==========     =========     =========

----------------------
(1) Corporate and other includes $2.5 million, $2.5 million and $2.6 million of guaranteed preferred debenture expense, after applicable income tax benefit of $1.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. See Note 9 to the consolidated financial statements.

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



                   Corporate and Other (1)                                Consolidated Totals
         ------------------------------------------           --------------------------------------------
        2001                2000              1999              2001              2000              1999
        ----                ----              ----              ----              ----              ----
                        (dollars expressed in thousands)



            --               4,741            3,817            368,207           335,219            196,174
            --                  49               (2)         2,323,263         2,058,677          1,469,091
         3,068               7,834            7,035          3,060,988         2,741,379          1,861,862
          (135)               (113)          (5,491)         2,555,261         2,306,356          1,584,999
      (113,396)           (136,277)         (30,104)           285,317           196,909            174,513
     =========            ========          =======          =========          ========         ==========



            56                 346              313            208,347           177,248            132,720
         4,477                 458             (305)            83,024            71,625             51,239
     ---------            --------          -------          ---------          --------         ----------
        (4,421)               (112)             618            125,323           105,623             81,481
            --                  --               --              5,010             1,877              4,183
     ---------            --------          -------          ---------          --------         ----------
        (4,421)               (112)             618            120,313           103,746             77,298
          (329)               (266)            (894)            27,140            12,077              9,880
         4,456               4,452            3,471             93,568            70,019             58,463
     ---------            --------          -------          ---------          --------         ----------

        (9,206)             (4,830)          (3,747)            53,885            45,804             28,715
        (3,161)             (2,057)          (1,237)            13,811            18,007             11,116
     ---------            --------          -------          ---------          --------         ----------

        (6,045)             (2,773)          (2,510)            40,074            27,797             17,599
            --                  --               --               (459)               --                 --
     ---------            --------          -------          ---------          --------         ----------
        (6,045)             (2,773)          (2,510)            39,615            27,797             17,599
     =========            ========          =======          =========          ========         ==========

(19) REGULATORY CAPITAL

     FBA and FB&T are subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on FBA's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, FBA and FB&T must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.
     Quantitative measures established by regulation to ensure capital adequacy require FBA and FB&T to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of December 31, 2001, FB&T was well capitalized. At December 31, 2000, FBA's total capital ratio fell below the well-capitalized level, however, FBA remained adequately capitalized. FBA's reduction in total capital for 2000 was primarily attributable to the acquisitions of Millennium Bank and SFC in December 2000, which added total assets of approximately $300.8 million. The improvement in FBA's total capital for 2001 is primarily attributable to increased earnings and the issuance of additional shares of common stock to First Banks.
     As of December 31, 2001, the most recent notification from FBA's primary regulator categorized FBA and FB&T as adequately capitalized and well capitalized, respectively, under the regulatory framework for prompt corrective action. To be categorized as well capitalized, FBA and FB&T must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.
     At December 31, 2001 and 2000, FBA's and FB&T's required and actual capital ratios were as follows:

                                                                                                     To Be Well
                                                                                                  Capitalized Under
                                                           Actual              For Capital        Prompt Corrective
                                                     -------------------
                                                     2001          2000     Adequacy Purposes     Action Provisions
                                                     ----          ----     -----------------     -----------------

         Total capital (to risk-weighted assets):
             FBA..................................    8.82%         8.01%          8.0%                 10.0%
             FB&T.................................   11.27         10.58           8.0                  10.0

         Tier 1 capital (to risk-weighted assets):
             FBA..................................    7.57          6.76           4.0                   6.0
             FB&T.................................   10.02          9.32           4.0                   6.0

         Tier 1 capital (to average assets):
             FBA..................................    7.14          7.34           3.0                   5.0
             FB&T.................................    9.47          9.27           3.0                   5.0

(20) PARENT COMPANY ONLY FINANCIAL INFORMATION

     Following are condensed balances sheets of First Banks America, Inc. as of December 31, 2001 and 2000, and condensed statements of income and cash flows for the years ended December 31, 2001, 2000 and 1999:


                            CONDENSED BALANCE SHEETS

                                                                                            December 31,
                                                                                   ---------------------------
                                                                                      2001              2000
                                                                                      ----              ----
                                                                                 (dollars expressed in thousands)

                                     Assets
                                     ------

          Cash deposited in FB&T................................................   $      856            1,650
          Investment securities.................................................           --            4,741
          Investment in subsidiaries............................................      400,968          334,711
          Deferred tax assets...................................................          752              144
          Other assets..........................................................        2,436            3,068
                                                                                   ----------        ---------
                  Total assets..................................................   $  405,012          344,314
                                                                                   ==========        =========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

          Note payable..........................................................   $   71,000           98,000
          Subordinated debentures...............................................       47,423           47,423
          Accrued expenses and other liabilities................................        1,272            1,982
                                                                                   ----------        ---------
                  Total liabilities.............................................      119,695          147,405
          Stockholders' equity..................................................      285,317          196,909
                                                                                   ----------        ---------
                  Total liabilities and stockholders' equity....................   $  405,012          344,314
                                                                                   ==========        =========



                         CONDENSED STATEMENTS OF INCOME

                                                                                       Years ended December 31,
                                                                                -------------------------------------
                                                                                   2001           2000          1999
                                                                                   ----           ----          ----
                                                                                   (dollars expressed in thousands)
         Income:
           Dividends from subsidiaries.......................................   $ 46,500         14,509         5,000
           Other.............................................................        249            523           744
                                                                                --------       --------       -------
                  Total income...............................................     46,749         15,032         5,744
                                                                                --------       --------       -------
         Expense:
           Interest..........................................................      4,477            482            --
           Other.............................................................      4,976          4,870         4,492
                                                                                --------       --------       -------
                  Total expense..............................................      9,453          5,352         4,492
                                                                                --------       --------       -------
                  Income before benefit for income taxes and equity
                    in undistributed (loss) income of subsidiaries ..........     37,296          9,680         1,252
         Benefit for income taxes............................................     (3,161)        (2,057)       (1,238)
                                                                                --------       --------       -------
                  Income before equity in undistributed
                    (loss) income of subsidiaries............................     40,457         11,737         2,490
         Equity in undistributed (loss) income of subsidiaries...............       (842)        16,060        15,109
                                                                                --------       --------       -------
                  Net income.................................................   $ 39,615         27,797        17,599
                                                                                ========       ========       =======

                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                     Years ended December 31,
                                                                            -------------------------------------------

                                                                               2001            2000              1999
                                                                               ----            ----              ----
                                                                                  (dollars expressed in thousands)
         Cash flows from operating activities:
           Net income....................................................   $  39,615          27,797            17,599
           Adjustments to reconcile net income to net cash
             provided by operating activities:
              Equity in undistributed loss (income) of subsidiaries......         842         (16,060)          (15,109)
              Dividends from subsidiaries................................      46,500          14,509             5,000
              Other, net.................................................        (501)          2,726            (4,787)
                                                                            ---------        --------         ---------
                    Net cash provided by operating activities............      86,456          28,972             2,703
                                                                            ---------        --------         ---------

         Cash flows from investing activities:
           Acquisition of subsidiaries...................................     (67,401)       (131,984)          (26,000)
           Purchase of investment securities.............................          --          (1,687)             (649)
           Proceeds from sales of investment securities..................       5,082             268                --
           Return of subsidiary capital..................................     (23,000)         17,000             2,000
           Other, net....................................................         203         (15,569)               --
                                                                            ---------        --------         ---------
                    Net cash used in investing activities................     (85,116)       (131,972)          (24,649)
                                                                            ---------        --------         ---------

         Cash flows from financing activities:
           Advances drawn on note payable................................      26,000         124,200                --
           Repayments on note payable....................................     (53,000)        (26,200)               --
           Proceeds from issuance of common stock to First Banks.........      26,122              --                --
           Exercise of stock options.....................................          --              25                --
           Repurchases of common stock...................................      (1,256)         (1,454)           (1,281)
                                                                            ---------       ---------         ---------
                    Net cash (used in) provided by financing activities..      (2,134)         96,571            (1,281)
                                                                            ---------       ---------         ---------
                    Net decrease in cash and cash equivalents............        (794)         (6,429)          (23,227)
         Cash and cash equivalents, beginning of year....................       1,650           8,079            31,306
                                                                            ---------       ---------         ---------
         Cash and cash equivalents, end of year..........................   $     856           1,650             8,079
                                                                            =========       =========         =========

         Noncash investing and financing activities:
           Reduction of deferred tax valuation reserve...................   $   4,971              --               981
           Compensation paid in common stock.............................          46              36                36
           Cash paid for interest........................................       4,143             245                --
                                                                            =========       =========         =========

(21) CONTINGENT LIABILITIES

     In the ordinary course of business, FBA and its subsidiaries become involved in legal proceedings. Management, in consultation with legal counsel, believes the ultimate resolution of these proceedings will not have a material adverse effect on the financial condition or results of operations of FBA and/or its subsidiaries.

                          INDEPENDENT AUDITORS' REPORT


[KPMG Logo]







The Board of Directors and Stockholders
First Banks America, Inc.

We have audited the accompanying consolidated balance sheets of First Banks America, Inc. and subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Banks America, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.


                                           /s/  KPMG LLP
                                           --------------



St. Louis, Missouri
March 15, 2002

                         DIRECTORS AND SENIOR MANAGEMENT



   Directors of First Banks America, Inc.

       James F. Dierberg        Chairman  of the Board,  President  and Chief  Executive  Officer,  First Banks  America,  Inc.,
                                   Chairman of the Board and Chief Executive Officer, First Banks, Inc., St. Louis, Missouri
       Allen H. Blake           Executive Vice President,  Chief Operating Officer, Chief Financial Officer and Secretary, First
                                   Banks America,  Inc., Director,  President,  Chief Operating Officer, Chief Financial Officer
                                   and Secretary, First Banks, Inc., St. Louis, Missouri
       Charles A. Crocco, Jr.   Counsel to the law firm of Crocco & De Maio, P.C., Mount Kisco, New York.
       Albert M. Lavezzo        President  and Chief  Executive  Officer of the law firm of  Favaro,  Lavezzo,  Gill,  Caretti &
                                   Heppell, Vallejo, California
       Ellen D. Schepman        Retail Marketing Officer, First Banks, Inc., St. Louis, Missouri
       Edward T. Story, Jr.     President and Chief Executive Officer of SOCO International, plc, Comfort, Texas.
       Terrance M. McCarthy     Executive Vice President,  First Banks America, Inc.; Chairman of the Board, President and Chief
                                   Executive Officer, First Bank & Trust, San Francisco,  California;  Executive Vice President,
                                   First Banks, Inc., St. Louis, Missouri


   Executive Officers of First Banks America, Inc.

       James F. Dierberg        Chairman of the Board, President and Chief Executive Officer
       Allen H. Blake           Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary
       Terrance M. McCarthy     Executive Vice President


   Directors and Senior Officers of First Bank & Trust

       Terrance M. McCarthy     Chairman of the Board, President and Chief Executive Officer
       Gilbert J. Dalmau        Director and Regional President - Southern California
       Patrick S. Day           Director, Senior Vice President and Senior Credit Officer - Northern California
       Michael J. Dierberg      Director and Regional President - Northern California
       Albert M. Lavezzo        Director
       Kathryn L. Perrine       Director, Senior Vice President and Chief Financial Officer
       David F. Weaver          Director and Regional President - Texas Region




                              INVESTOR INFORMATION

     FBA's Annual Report on Form 10-K, as filed with the Securities and Exchange Commission, is available without charge to any stockholder upon request. Requests should be directed, in writing, to Lisa K. Vansickle, First Banks America, Inc., 600 James S. McDonnell Boulevard, Mail Code - 014, Hazelwood, Missouri 63042.

Common Stock

     The common stock of FBA is traded on the New York Stock Exchange with the ticker symbol "FBA" and is frequently reported in newspapers of general circulation with the symbol "FBKSAM" and in the Wall Street Journal with the symbol "FBA." As of March 22, 2002, there were approximately 1,250 registered common stockholders of record. This number does not include any persons or entities that hold their stock in nominee or "street" name through various brokerage firms. The high and low common stock prices for 2001 and 2000 are summarized as follows:

                                                                         2001                    2000
                                                                  ------------------      ------------------
                                                                  High          Low        High          Low
                                                                  ----          ---        ----          ---

         First quarter........................................    $22.75        17.75      18.13        16.88
         Second quarter.......................................     29.53        21.00      18.63        16.88
         Third quarter........................................     30.75        22.65      19.06        17.63
         Fourth quarter.......................................     32.93        29.65      17.63        14.00

Preferred Securities

     The preferred securities of FBA are traded on the New York Stock Exchange with the ticker symbol "FBAPrt." As of March 22, 2002, there were approximately 200 record holders of preferred securities. This number does not include any persons or entities that hold their preferred securities in nominee or "street" name through various brokerage firms. The high and low preferred securities prices and the dividends declared for 2001 and 2000 are summarized as follows:

                                                            2001                 2000          Dividend
                                                      ----------------     ---------------
                                                       High     Low       High        Low      Declared
                                                       ----     ---       ----        ---      --------

         First quarter.............................  $ 25.00    21.63     23.00      19.50    $  0.53125
         Second quarter............................    25.05    23.95     23.88      20.69       0.53125
         Third quarter.............................    25.80    24.80     23.75      21.13       0.53125
         Fourth quarter............................    25.67    24.75     22.63      20.75       0.53125
                                                                                              ----------
                                                                                              $  2.12500
                                                                                              ==========



For information concerning FBA, please contact:

       Allen H. Blake                                                Terrance M. McCarthy
       Executive Vice President, Chief Operating Officer,            Executive Vice President, Chairman of
         Chief Financial Officer and Secretary                         the Board, President and Chief
       600 James S. McDonnell Boulevard                                Executive Officer of FB&T
       Mail Code - #014                                              550 Montgomery Street
       Hazelwood, Missouri 63042                                     San Francisco, California 94111
       Telephone - (314) 592-5000                                    Telephone - (415) 781-7810

Transfer Agents:

       Common Stock:                                                 Preferred Securities:
           Mellon Investor Services, L.L.C.                              State Street Bank and Trust Company
           85 Challenger Road                                            Corporate Trust Department
           Overpeck Centre                                               P.O. Box 778
           Ridgefield Park, New Jersey 07660                             Boston, Massachusetts 02102-0778
           Telephone - (888) 213-0965                                    Telephone - (800) 531-0368
           www.melloninvestor.com                                        www.statestreet.com


                                                                      EXHIBIT 21



                            FIRST BANKS AMERICA, INC.

                                  Subsidiaries


     The following is a list of our subsidiaries and the jurisdiction of incorporation or organization.


                                                   Jurisdiction of Incorporation
       Name of Subsidiary                                 of Organization
       ------------------                                 ---------------

     The San Francisco Company                               Delaware


       First Bank & Trust                                    California


           Bank of San Francisco Realty Investors, Inc.      California

                                                                      EXHIBIT 23






The Board of Directors
First Banks America, Inc.:


We consent to incorporation by reference in the registration statement (No. 33-42607) on Form S-8 of First Banks America, Inc. and subsidiaries of our report dated March 15, 2002, relating to the consolidated balance sheets of First Banks America, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income, stockholders' equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2001, which report appears in the December 31, 2001 annual report on Form 10-K of First Banks America, Inc.

Our report refers to First Bank America, Inc. changing its method of accounting for derivative instruments and hedging activities in 2001.



                                                      /s/ KPMG LLP
                                                      ------------



St. Louis, Missouri
March 25, 2002