Form 10-Q
period 2002-03-31
FIRST BANKS AMERICA INC
filed 2002-05-13
CIK 310979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

                 Yes        X            No
                        --------              -----------


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                 Shares outstanding
                 Class                           at April 30, 2002
                 -----                           -----------------

   Common Stock, $0.15 par value                     10,356,060
   Class B Common Stock, $0.15 par value              2,500,000

                            FIRST BANKS AMERICA, INC.

                                TABLE OF CONTENTS





                                                                                                             Page
                                                                                                             ----

PART I.         FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS - (UNAUDITED):

                CONSOLIDATED BALANCE SHEETS.........................................................           1

                CONSOLIDATED STATEMENTS OF INCOME...................................................           3

                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    AND COMPREHENSIVE INCOME........................................................           4

                CONSOLIDATED STATEMENTS OF CASH FLOWS...............................................           5

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................................           6

     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS.......................................................           12

     ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................          23

PART II.        OTHER INFORMATION

     ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K....................................................          24

SIGNATURES..........................................................................................          25

                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                            FIRST BANKS AMERICA, INC.

                    CONSOLIDATED BALANCE SHEETS - (UNAUDITED)
        (dollars expressed in thousands, except share and per share data)



                                                                                          March 31,    December 31,
                                                                                            2002           2001
                                                                                            ----           ----

                                                ASSETS
                                                ------

Cash and cash equivalents:
    Cash and due from banks...........................................................  $    81,149         103,421
    Interest-bearing deposits with other financial institutions
       with maturities of three months or less........................................        2,395           4,376
    Federal funds sold................................................................       69,300          11,300
                                                                                        -----------     -----------
         Total cash and cash equivalents..............................................      152,844         119,097
                                                                                        -----------     -----------

Investment securities:
    Available for sale, at fair value.................................................      294,656         364,518
    Held to maturity, at amortized cost (fair value of  $3,407 and $3,745
       at March 31, 2002 and December 31, 2001, respectively).........................        3,372           3,689
                                                                                        -----------     -----------
         Total investment securities..................................................      298,028         368,207
                                                                                        -----------     -----------
Loans:
    Commercial, financial and agricultural............................................      748,601         770,992
    Real estate construction and development..........................................      508,958         518,325
    Real estate mortgage..............................................................    1,011,795       1,001,663
    Consumer and installment..........................................................       27,329          33,578
                                                                                        -----------     -----------
         Total loans..................................................................    2,296,683       2,324,558
    Unearned discount.................................................................       (3,206)         (1,295)
    Allowance for loan losses.........................................................      (38,318)        (42,721)
                                                                                        -----------     -----------
         Net loans....................................................................    2,255,159       2,280,542
                                                                                        -----------     -----------

Derivative instruments................................................................       21,454          28,909
Bank premises and equipment, net of accumulated depreciation and amortization.........       46,407          46,746
Intangibles associated with the purchase of subsidiaries, net of amortization.........      102,986         103,153
Bank-owned life insurance.............................................................       28,500          28,119
Accrued interest receivable...........................................................       14,142          15,233
Deferred income taxes.................................................................       53,130          57,746
Other assets..........................................................................       14,874          13,236
                                                                                        -----------     -----------
         Total assets.................................................................  $ 2,987,524       3,060,988
                                                                                        ===========     ===========



The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST BANKS AMERICA, INC.

              CONSOLIDATED BALANCE SHEETS, CONTINUED - (UNAUDITED) (dollars expressed in thousands, except share and per share data)



                                                                                          March 31,     December 31,
                                                                                            2002            2001
                                                                                            ----            ----

                                              LIABILITIES
                                              -----------

Deposits:
    Demand:
      Non-interest-bearing............................................................  $   479,646         529,924
      Interest-bearing................................................................      310,204         297,033
    Savings...........................................................................      934,924         920,737
    Time deposits:
      Time deposits of $100 or more...................................................      289,092         314,287
      Other time deposits.............................................................      463,318         493,280
                                                                                        -----------     -----------
         Total deposits...............................................................    2,477,184       2,555,261
Short-term borrowings.................................................................       84,819          59,780
Note payable..........................................................................       56,500          71,000
Guaranteed preferred beneficial interest in First Banks
    America, Inc. subordinated debentures.............................................       44,460          44,342
Accrued interest payable..............................................................        6,278           6,277
Deferred income taxes.................................................................       14,666          19,054
Accrued expenses and other liabilities................................................       18,093          19,957
                                                                                        -----------     -----------
         Total liabilities............................................................    2,702,000       2,775,671
                                                                                        -----------     -----------


                                         STOCKHOLDERS' EQUITY
                                         --------------------


Common stock:
    Common stock, $0.15 par value; 15,000,000 shares authorized;
      10,416,460 shares issued at March 31, 2002 and
      December 31, 2001, respectively.................................................        1,562           1,562
    Class B common stock, $0.15 par value; 4,000,000 shares
      authorized; 2,500,000 shares issued and outstanding at
      March 31, 2002 and December 31, 2001............................................          375             375
Capital surplus.......................................................................      184,979         184,979
Retained earnings since elimination of accumulated deficit
    effective December 31, 1994.......................................................       85,711          80,509
Treasury stock, at cost; 60,400 shares of common stock
    at March 31, 2002 and December 31, 2001...........................................       (1,332)         (1,332)
Accumulated other comprehensive income................................................       14,229          19,224
                                                                                        -----------     -----------
         Total stockholders' equity...................................................      285,524         285,317
                                                                                        -----------     -----------
         Total liabilities and stockholders' equity...................................  $ 2,987,524       3,060,988
                                                                                        ===========     ===========

                            FIRST BANKS AMERICA, INC.

                 CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
             (dollars expressed in thousands, except per share data)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                           ---------------------
                                                                                           2002             2001
                                                                                           ----             ----
Interest income:
    Interest and fees on loans......................................................    $ 42,872             48,880
    Investment securities...........................................................       3,887              5,113
    Federal funds sold and other....................................................         107                830
                                                                                        --------           --------
         Total interest income......................................................      46,866             54,823
                                                                                        --------           --------
Interest expense:
    Deposits:
      Interest-bearing demand.......................................................         808                925
      Savings.......................................................................       4,603              7,815
      Time deposits of $100 or more.................................................       3,166              4,458
      Other time deposits...........................................................       4,660              8,437
    Short-term borrowings...........................................................         434                723
    Note payable....................................................................         682              1,837
    Guaranteed preferred debentures.................................................       1,077                975
                                                                                        --------           --------
         Total interest expense.....................................................      15,430             25,170
                                                                                        --------           --------
         Net interest income........................................................      31,436             29,653
Provision for loan losses...........................................................       7,700                 90
                                                                                        --------           --------
         Net interest income after provision for loan losses........................      23,736             29,563
                                                                                        --------           --------
Noninterest income:
    Service charges on deposit accounts and customer service fees...................       2,858              2,160
    Net loss on sales of available-for-sale investment securities...................          --               (174)
    Bank-owned life insurance investment income.....................................         408                334
    Net (loss) gain on derivative instruments.......................................        (136)               300
    Other...........................................................................       2,386              1,759
                                                                                        --------           --------
         Total noninterest income...................................................       5,516              4,379
                                                                                        --------           --------
Noninterest expense:
    Salaries and employee benefits..................................................       8,401              8,112
    Occupancy, net of rental income.................................................       2,598              2,529
    Furniture and equipment.........................................................       1,010                912
    Postage, printing and supplies..................................................         603                419
    Information technology fees.....................................................       2,812              2,475
    Legal, examination and professional fees........................................       2,209              2,423
    Amortization of intangibles associated with the purchase of subsidiaries........         266              1,374
    Communications..................................................................         277                275
    Advertising and business development............................................         190                161
    Other...........................................................................       2,431              2,314
                                                                                        --------           --------
         Total noninterest expense..................................................      20,797             20,994
                                                                                        --------           --------
         Income before provision for income taxes and cumulative effect
           of change in accounting principle........................................       8,455             12,948
Provision for income taxes..........................................................       3,253              5,222
                                                                                        --------           --------
         Income before cumulative effect of change in accounting principle..........       5,202              7,726
Cumulative effect of change in accounting principle, net of tax.....................          --               (459)
                                                                                        --------           --------
         Net income.................................................................    $  5,202              7,267
                                                                                        ========           ========

Basic earnings per common share:
      Income before cumulative effect of change in accounting principle.............    $   0.40               0.64
      Cumulative effect of change in accounting principle, net of tax...............          --              (0.04)
                                                                                        --------           --------
      Basic.........................................................................    $   0.40               0.60
                                                                                        ========           ========

Diluted earnings per common share:
      Income before cumulative effect of change in accounting principle.............    $   0.40               0.64
      Cumulative effect of change in accounting principle, net of tax...............          --              (0.04)
                                                                                        --------           --------
      Diluted.......................................................................    $   0.40               0.60
                                                                                        ========           ========

Weighted average shares of common stock outstanding.................................      12,856             12,097
                                                                                        ========           ========

The accompanying notes are an integral part of the consolidated financial statements.




                                                     FIRST BANKS AMERICA, INC.

                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME - (UNAUDITED)
                         Three Months Ended March 31, 2002 And 2001 And Nine Months Ended December 31, 2001
                                      (dollars expressed in thousands, except per share data)


                                                                                                                 Accu-
                                                                                                                mulated
                                                                                                                 Other     Total
                                                      Class B               Compre-                Common       Compre-   Stock-
                                            Common    Common    Capital     hensive   Retained    Treasury      hensive  holders'
                                             Stock     Stock    Surplus     Income    Earnings      Stock       Income    Equity
                                             -----     -----    -------     ------    --------      -----       ------    ------


Consolidated balances, December 31, 2000..  $1,442       375    153,929                 40,894         (76)        345   196,909
Three months ended March 31, 2001:
  Comprehensive income:
   Net income.............................      --        --         --       7,267      7,267          --          --     7,267
   Other comprehensive income,
     net of tax:
      Unrealized gains on securities,
        net of reclassification
          adjustment(1)...................      --        --         --       2,024         --          --       2,024     2,024
      Derivative instruments:
        Cumulative effect of change
          in accounting principle.........      --        --         --       4,950         --          --       4,950     4,950
        Current period transactions.......      --        --         --       6,195         --          --       6,195     6,195
                                                                            -------
   Comprehensive income...................                                   20,436
                                                                            =======
  Reduction of deferred tax asset
   valuation reserve......................      --        --        541                     --          --          --       541
  Repurchases of common stock.............      --        --         --                     --        (815)         --      (815)
                                            ------    ------    -------               --------    --------      ------   -------
Consolidated balances, March 31, 2001.....   1,442       375    154,470                 48,161        (891)     13,514   217,071
Nine months ended December 31, 2001:
  Comprehensive income:
   Net income.............................      --        --         --      32,348     32,348          --          --    32,348
   Other comprehensive income, net
     of tax:
     Unrealized losses on securities,
       net of reclassification
         adjustment(1)....................      --        --         --        (505)        --          --        (505)     (505)
     Derivative instruments:
       Current period transactions........      --        --         --      10,372         --          --      10,372    10,372
       Reclassification to earnings.......      --        --         --      (4,157)        --          --      (4,157)   (4,157)
                                                                            -------
   Comprehensive income...................                                   38,058
                                                                            =======
  Reduction of deferred tax asset
   valuation allowance....................      --        --      4,430                     --          --          --     4,430
  Compensation paid in stock..............      --        --         46                     --          --          --        46
  Repurchases of common stock.............      --        --         --                     --        (441)         --      (441)
  Issuance of common stock................     120        --     26,033                     --          --          --    26,153
                                            ------    ------    -------               --------    --------      ------   -------
Consolidated balances, December 31, 2001..   1,562       375    184,979                 80,509      (1,332)     19,224   285,317
Three months ended March 31, 2002:
  Comprehensive income:
   Net income.............................      --        --         --       5,202      5,202          --          --     5,202
   Other comprehensive income, net
     of tax:
     Unrealized losses on securities,
       net of reclassification
        adjustment (1)....................      --        --         --        (662)        --          --        (662)     (662)
     Derivative instruments:
       Current period transactions........      --        --         --      (4,333)        --          --      (4,333)   (4,333)
                                                                            -------
   Comprehensive income...................                                      207
                                            ------    ------    -------     =======   --------    --------      ------   -------
Consolidated balances, March 31, 2002.....  $1,562       375    184,979                 85,711      (1,332)     14,229   285,524
                                            ======    ======    =======               ========    ========      ======   =======

------------------------------------
(1)  Disclosure of reclassification adjustment:


                                                                                        Three Months Ended   Nine Months Ended
                                                                                             March 31,         December 31,
                                                                                        ------------------   -----------------
                                                                                           2002      2001          2001
                                                                                           ----      ----          ----

    Unrealized (losses) gains on investment securities arising during the period......   $  (662)    1,911         (664)
    Less reclassification adjustment for losses included in net income................        --      (113)        (159)
                                                                                         -------   -------        -----
    Unrealized (losses) gains on investment securities................................   $  (662)    2,024         (505)
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



                                                      FIRST BANKS AMERICA, INC.

                                         CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                                                  (dollars expressed in thousands)


                                                                                                Three Months Ended
                                                                                                     March 31,
                                                                                                ------------------
                                                                                                2002         2001
                                                                                                ----         ----

Cash flows from operating activities:
    Net income............................................................................   $    5,202        7,267
    Adjustments to reconcile net income to cash provided by operating activities:
        Cumulative effect of change in accounting principle, net of tax...................           --          459
        Depreciation, amortization and accretion, net.....................................        1,965        1,744
        Provision for loan losses.........................................................        7,700           90
        Provision for income tax expense..................................................        3,253        5,222
        (Payments) refunds of income taxes................................................       (3,205)       1,519
        Net loss on sales of available-for-sale securities................................           --          174
        Net loss (gain) on derivative instruments.........................................          136         (300)
        Decrease in accrued interest receivable...........................................        1,091        2,764
        Interest accrued on liabilities...................................................       15,430       25,170
        Payments of interest on liabilities...............................................      (15,429)     (22,501)
        Other operating activities, net...................................................         (510)      (9,610)
                                                                                             ----------    ---------
              Net cash provided by operating activities...................................       15,633       11,998
                                                                                             ----------    ---------

Cash flows from investing activities:
    Proceeds from sales of investment securities..........................................           --       52,916
    Maturities of investment securities available for sale................................       88,973       77,148
    Maturities of investment securities held to maturity..................................          324          130
    Purchases of investment securities available for sale.................................      (20,645)     (10,159)
    Net decrease in loans.................................................................       15,935       34,772
    Recoveries of loans previously charged-off............................................        1,748          826
    Purchases of bank premises and equipment..............................................         (972)        (544)
    Proceeds from sales of other real estate..............................................           17            9
    Other investing activities, net.......................................................         (381)        (308)
                                                                                             ----------    ---------
              Net cash provided by investing activities...................................       84,999      154,790
                                                                                             ----------    ---------

Cash flows from financing activities:
    Other decreases in deposits:
        Demand and savings deposits.......................................................      (22,920)     (55,115)
        Time deposits.....................................................................      (54,504)     (10,437)
    Increase in short-term borrowings.....................................................       25,039        1,187
    Repayments of note payable............................................................      (14,500)     (35,200)
    Repurchases of common stock for treasury..............................................           --         (815)
                                                                                             ----------    ---------
              Net cash used in financing activities.......................................      (66,885)    (100,380)
                                                                                             ----------    ---------
              Net increase in cash and cash equivalents...................................       33,747       66,408
Cash and cash equivalents, beginning of period............................................      119,097      153,210
                                                                                             ----------    ---------
Cash and cash equivalents, end of period..................................................   $  152,844      219,618
                                                                                             ==========    =========

Noncash investing and financing activities:
    Reduction of deferred tax asset valuation reserve.....................................   $       --          541
                                                                                             ==========    =========




The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST BANKS AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

     The  consolidated  financial  statements of First Banks  America,  Inc. and subsidiaries (FBA or the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2001 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and conform to predominant practices within the banking industry. Management of FBA has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

     The consolidated financial statements include the accounts of the parent company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 2001 amounts have been made to conform to the 2002 presentation. Specifically, the guaranteed preferred beneficial interest in First Banks America, Inc. subordinated debentures has been reclassified into the liabilities section of the consolidated balance sheets rather than presented as a separate line item excluded from the calculation of total liabilities. Consequently, the guaranteed preferred debentures expense has been reclassified to interest expense from noninterest expense in the consolidated statements of income.

     FBA is majority owned by First Banks, Inc., St. Louis, Missouri (First Banks), headquartered in St. Louis County, Missouri. Accordingly, First Banks has effective control over the management and policies of FBA and the election of its directors. First Banks' ownership interest in FBA was 93.69% at March 31, 2002 and December 31, 2001.

     FBA operates through its wholly owned subsidiary bank holding company, The San Francisco Company (SFC), which is headquartered in San Francisco, California, and SFC's wholly owned subsidiary bank, First Bank & Trust (FB&T), which is also headquartered in San Francisco, California.

(2)  IMPLEMENTATION OF ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142 -- Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144 -- Accounting for the Impairment or Disposal of Long-Lived Assets as discussed below. The amortization of goodwill ceased upon adoption of SFAS No. 142, which for calendaSPr year-end companies was January 1, 2002.

     On January 1, 2002, FBA adopted SFAS No. 142. At the date of adoption, FBA had unamortized goodwill of $96.7 million and core deposit intangibles of $6.5 million, which were subject to the transition provisions of SFAS No. 142. Under SFAS No. 142, FBA will continue to amortize, on a straight-line basis, its core deposit intangibles and goodwill associated with purchases of branch offices. Goodwill associated with the purchase of subsidiaries will no longer be amortized, but instead, will be tested annually for impairment following FBA's existing methods of measuring and recording impairment losses. FBA is currently in the process of completing the transitional goodwill impairment test required under SFAS No. 142, to determine the potential impact, if any, on the consolidated financial statements. However, FBA does not believe the results of the transitional goodwill impairment testing will identify significant impairment losses or have a material effect on the consolidated financial statements.

<


     Intangible assets associated with the purchase of subsidiaries, net of amortization, were comprised of the following at March 31, 2002 and December 31, 2001:

                                                       March 31, 2002                December 31, 2001
                                                ----------------------------  ----------------------------
                                                  Gross                          Gross
                                                 Carrying       Accumulated     Carrying      Accumulated
                                                  Amount       Amortization      Amount      Amortization
                                                  ------       ------------      ------      ------------
                                                             (dollars expressed in thousands)

     Amortized intangible assets:
         Core deposit intangibles...........    $    6,458           (230)         6,458               --
         Goodwill associated with
           purchases of branch offices......         2,210           (612)         2,210             (576)
                                                ----------        -------       --------          -------
              Total.........................    $    8,668           (842)         8,668             (576)
                                                ==========        =======       ========          =======

     Unamortized intangible assets:
         Goodwill associated with the
           purchase of subsidiaries.........    $   95,160                        95,061
                                                ==========                      ========

     Amortization of intangibles associated with the purchase of subsidiaries was $266,000 and $1.4 million for the three months ended March 31, 2002 and 2001, respectively, and $5.5 million for the year ended December 31, 2001. Amortization of intangibles associated with the purchase of subsidiaries, including amortization of core deposit intangibles and branch purchases, has been estimated through 2007 in the following table, and does not take into consideration any potential future acquisitions or branch purchases.

                                                (dollars expressed in thousands)

    Year ending December 31:
        2002...............................................  $   1,064
        2003...............................................      1,064
        2004...............................................      1,064
        2005...............................................      1,064
        2006...............................................      1,064
        2007...............................................      1,064
                                                             ---------
           Total...........................................  $   6,384
                                                             =========


     Changes in the carrying amount of goodwill, all of which is attributable to FB&T, for the three months ended March 31, 2002 were as follows:

                                                      Three Months Ended
                                                        March 31, 2002
                                                        --------------
                                                (dollars expressed in thousands)

    Balance, beginning of period.............................     $96,695
    Acquisition-related adjustments..........................          99
    Amortization - purchases of branch offices...............         (36)
                                                                  -------
      Balance, end of period.................................     $96,758
                                                                  =======

     The following is a reconciliation of reported net income to net income adjusted to reflect the adoption of SFAS No. 142, as if it had been implemented on January 1, 2001:

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                              ------------------------------
                                                                                  2002             2001
                                                                                  ----             ----
                                                                             (dollars expressed in thousands)
       Net income:
         Reported net income.................................................   $   5,202            7,267
         Add back - goodwill amortization....................................          --            1,329
                                                                                ---------        ---------
           Adjusted net income...............................................   $   5,202            8,596
                                                                                =========        =========

       Basic earnings per share:
         Reported net income.................................................   $    0.40             0.60
         Add back - goodwill amortization....................................          --             0.11
                                                                                ---------        ---------
           Adjusted net income...............................................   $    0.40             0.71
                                                                                =========        =========

       Diluted earnings per share:
         Reported net income.................................................   $    0.40             0.60
         Add back - goodwill amortization....................................          --             0.11
                                                                                ---------        ---------
           Adjusted net income...............................................   $    0.40             0.71
                                                                                =========        =========

     In August 2001, the FASB issued SFAS No. 144 -- Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. SFAS No. 144 broadens the presentation of discontinued operations to include more disposal transactions. Therefore, the accounting for similar events and circumstances will be the same. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of SFAS No. 144 generally are to be applied prospectively. On January 1, 2002, FBA implemented SFAS No. 144, which did not have a material effect on the consolidated financial statements.

(3)  EARNINGS PER COMMON SHARE

     The following is a reconciliation of the numerators and denominators of the basic earnings per share (EPS) computations for the periods indicated. FBA does not have any dilutive potential shares, therefore, basic EPS is equivalent to dilutive EPS for the periods indicated.

                                                                                Income         Shares      Per Share
                                                                              (numerator)   (denominator)   Amount
                                                                              -----------   -------------   ------
                                                                              (in thousands, except per share data)


         Three months ended March 31, 2002:
              Basic EPS--income before cumulative effect...................     $ 5,202       12,856        $  0.40
              Cumulative effect of change in accounting principle,
                 net of tax................................................          --           --             --
                                                                                -------       ------        -------
              Basic EPS--income available to common stockholders...........     $ 5,202       12,856        $  0.40
                                                                                =======       ======        =======

         Three months ended March 31, 2001:
              Basic EPS--income before cumulative effect...................     $ 7,726       12,097        $  0.64
              Cumulative effect of change in accounting principle,
                 net of tax................................................        (459)          --          (0.04)
                                                                                -------       ------        -------
              Basic EPS--income available to common stockholders...........     $ 7,267       12,097        $  0.60
                                                                                =======       ======        =======

(4)  TRANSACTIONS WITH RELATED PARTIES

     FBA purchases certain services and supplies from or through First Banks and its affiliates. FBA's financial position and operating results could significantly differ from those that would be obtained if FBA's relationship with First Banks did not exist. In addition, fees payable to First Banks and its affiliates generally increase as FBA expands through acquisitions and internal growth, reflecting the higher levels of service needed to operate its subsidiaries.

     First Banks provides management services to FBA and FB&T. Management services are provided under management fee agreements whereby FBA compensates First Banks for its use of personnel for various functions including internal audit, loan review, income tax preparation and assistance, accounting, asset/liability management and investment services, loan servicing and other management and administrative services. Fees paid under these agreements were $1.8 million and $1.7 million for the three months ended March 31, 2002 and 2001, respectively.

     First Services L.P., a limited partnership indirectly owned by First Banks' Chairman and his adult children, provides information technology and operational support for FBA and FB&T under the terms of information technology agreements. Fees paid under these agreements were $2.7 million and $2.0 million for the three months ended March 31, 2002 and 2001, respectively.

     FB&T had $84.2 million and $93.1 million in whole loans and loan participations outstanding at March 31, 2002 and December 31, 2001, respectively, that were purchased from First Bank, a wholly owned banking subsidiary of First Banks. In addition, FB&T had sold $151.9 million and $137.6 million in whole loans and loan participations to First Bank at March 31, 2002 and December 31, 2001, respectively. These loans and loan participations were acquired and sold at interest rates and terms prevailing at the dates of their purchase or sale and under standards and policies followed by FB&T.

     FBA had a $100.0 million revolving note payable from First Banks on which the outstanding principal and accrued interest under the note payable were due and payable on June 30, 2005. On August 23, 2001, FBA and First Banks modified the note payable by making interest payable quarterly, shortening the maturity date to February 24, 2003, and securing the note by a pledge of FBA's stock in its subsidiaries. The borrowings under the note payable bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. The amounts outstanding under the note payable at March 31, 2002 and December 31, 2001, were $56.5 million and $71.0 million, respectively. The interest expense under the note payable was $682,000 and $1.8 million for the three months ended March 31, 2002 and 2001, respectively.

(5)  REGULATORY CAPITAL

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

     Quantitative measures established by regulation to ensure capital adequacy require FBA and FB&T to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of March 31, 2002, FBA was adequately capitalized and FB&T was well capitalized.

     As of March 31, 2002, the most recent notification from FBA's primary regulator categorized FBA and FB&T as adequately capitalized and well capitalized, respectively, under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized and well capitalized, FBA and FB&T must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.

     At March 31, 2002 and December 31, 2001, FBA's and FB&T's required and actual capital ratios were as follows:

                                                                                     For             To Be Well
                                                            Actual                 Capital        Capitalized Under
                                                   ------------------------
                                                   March 31,   December 31,       Adequacy        Prompt Corrective
                                                     2002          2001           Purposes        Action Provisions
                                                     ----          ----           --------        -----------------


       Total capital (to risk-weighted assets):
             FBA..................................    9.02%         8.82%            8.0%               10.0%
             FB&T.................................   11.06         11.27             8.0                10.0

       Tier 1 capital (to risk-weighted assets):
             FBA..................................    7.77          7.57             4.0                 6.0
             FB&T.................................    9.81         10.02             4.0                 6.0

       Tier 1 capital (to average assets):
             FBA..................................    7.27          7.15             3.0                 5.0
             FB&T.................................    9.18          9.47             3.0                 5.0

(6)  BUSINESS SEGMENT RESULTS

     FBA's business segment is FB&T. The reportable business segment is consistent with the management structure of FBA and the internal reporting system that monitors performance.

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

     Other financial services include mortgage banking, debit cards, brokerage services, credit-related insurance, automated teller machines, telephone banking, safe deposit boxes, escrow and bankruptcy deposit services, stock option services and trust and private banking services. The revenues generated by FB&T consist primarily of interest income, generated from the loan and investment security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas include Houston, Dallas, Irving and McKinney, Texas, and southern and northern California. The products and services are offered to customers primarily within their respective geographic areas, with the exception of loan participations executed between FB&T and First Bank. See Note 4 to the consolidated financial statements.

     The business segment results are consistent with FBA's internal reporting system and, in all material respects, with accounting principles generally accepted in the United States of America and practices predominate in the banking industry.

        The business segment results are summarized as follows:

                                                          FB&T             Corporate and Other (1)     Consolidated Totals
                                                -----------------------   ------------------------    ----------------------
                                                March 31,  December 31,   March 31,   December 31,    March 31, December 31,
                                                  2002        2001          2002          2001         2002         2001
                                                  ----        ----          ----          ----         ----         ----
                                                                     (dollars expressed in thousands)
Balance sheet information:

Investment securities.......................    $ 298,028     368,207           --          --        298,028     368,207
Loans, net of unearned discount.............    2,293,477   2,323,263           --          --      2,293,477   2,323,263
Total assets................................    2,983,675   3,057,920        3,849       3,068      2,987,524   3,060,988
Deposits....................................    2,477,316   2,555,396         (132)       (135)     2,477,184   2,555,261
Stockholders' equity........................      384,170     398,713      (98,646)   (113,396)       285,524     285,317
                                                =========   =========      =======    ========      =========   =========


                                                          FB&T            Corporate and Other (1)      Consolidated Totals
                                                -----------------------   ------------------------    ----------------------
                                                   Three Months Ended       Three Months Ended         Three Months Ended
                                                        March 31,                March 31,                 March 31,
                                                -----------------------   ------------------------    ----------------------
                                                 2002          2001        2002            2001        2002          2001
                                                 ----          ----        ----            ----        ----          ----
                                                                     (dollars expressed in thousands)
Income statement information:

Interest income.............................    $  46,866      54,739           --          84         46,866      54,823
Interest expense............................       13,671      22,340        1,759       2,830         15,430      25,170
                                                ---------   ---------      -------    --------       --------     -------
      Net interest income...................       33,195      32,399       (1,759)     (2,746)        31,436      29,653
Provision for loan losses...................        7,700          90           --          --          7,700          90
                                                ---------   ---------      -------    --------       --------     -------
      Net interest income after
        provision for loan losses...........       25,495      32,309       (1,759)     (2,746)        23,736      29,563
Noninterest income..........................        5,535       4,510          (19)       (131)         5,516       4,379
Noninterest expense.........................       20,676      20,792          121         202         20,797      20,994
                                                ---------   ---------      -------    --------       --------     -------
      Income before provision for income
        taxes and cummulative effect of
        change in accounting principle......       10,354      16,027       (1,899)     (3,079)         8,455      12,948
Provision for income taxes..................        3,902       6,284         (649)     (1,062)         3,253       5,222
                                                ---------   ---------      -------    --------       --------     -------
      Income before cumulative effect
        of change in accounting principle...        6,452       9,743       (1,250)     (2,017)         5,202       7,726
Cumulative effect of change in accounting
   principle, net of tax....................           --        (459)          --          --             --        (459)
                                                ---------   ---------      -------    --------       --------     -------
      Net income............................    $   6,452       9,284       (1,250)     (2,017)         5,202       7,267
                                                =========   =========      =======    ========      =========   =========

-----------------
(1) Corporate and other includes $1.1 million and $975,000 of guaranteed preferred debentures expense for the three months ended March 31, 2002 and 2001, respectively. The applicable income tax benefit associated with the guaranteed preferred debentures expense was $377,000 and $341,000 for the three months ended March 31, 2002 and 2001, respectively.

        ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

     The discussion set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to our financial condition, results of operations and business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to fluctuations in interest rates and in the economy, including the negative impact on the economy resulting from the events of September 11, 2001 in New York City and Washington D.C. and the national response to those events; the impact of laws and regulations applicable to us and changes therein; the impact of accounting pronouncements applicable to us and changes therein; competitive conditions in the markets in which we conduct our operations, including competition from banking and non-banking companies with substantially greater resources, some of which may offer and develop products and services that we do not offer; our ability to control the composition of our loan portfolio without adversely affecting interest income; and our ability to respond to changes in technology. With regard to our efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include the potential for higher than anticipated operating costs arising from the geographic dispersion of our offices, as compared with competitors operating solely in contiguous markets; the competition of larger acquirers with greater resources than us; fluctuations in the prices at which acquisition targets may be available for sale; and the potential for difficulty or unanticipated costs in realizing the benefits of particular acquisition transactions. Readers of our Form 10-Q should therefore not place undue reliance on forward-looking statements.

                                     General

     We are a registered bank holding company incorporated in Delaware and headquartered in San Francisco, California. Through the operation of our subsidiaries, we offer a broad array of financial services to consumer and commercial customers. Over the years, our organization has grown significantly, primarily as a result of acquisitions, as well as through internal growth. We currently operate one banking subsidiary that has 55 branch offices in northern and southern California and Houston, Dallas, Irving and McKinney, Texas. At March 31, 2002, we had total assets of $2.99 billion, loans, net of unearned discount, of $2.29 billion, total deposits of $2.48 billion and total stockholders' equity of $285.5 million.

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

                               Financial Condition

     Our total assets were $2.99 billion and $3.06 billion at March 31, 2002 and December 31, 2001, respectively. The decline in total assets was primarily attributable to decreases in investment securities and loans resulting from the slowdown in economic conditions, lower loan demand and an anticipated level of attrition associated with our acquisitions of Charter Pacific Bank and BYL Bancorp, which were completed during the fourth quarter of 2001. Loans, net of unearned discount, decreased by $29.8 million, which is further discussed under "--Loans and Allowance for Loan Losses." Investment securities decreased by $70.2 million to $298.0 million at March 31, 2002 from $368.2 million at December 31, 2001. We attribute the decrease in investment securities to a $69.9 million decline in available-for-sale investment securities during the first quarter of 2002, primarily reflecting maturities of $89.0 million offset by purchases of $20.6 million. The net proceeds associated with the decline in investment securities were utilized primarily to fund our reduction in total deposits. Derivative instruments also decreased $7.4 million from $28.9 at December 31, 2001 to $21.5 million at March 31, 2002 due to mark-to-market adjustments required under Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, which was implemented in January 2001, offset by the market value of an interest rate swap agreement purchased in March 2002. See further discussion under "--Interest Rate Risk Management." The overall decline in total assets was offset by an increase of $58.0 million in federal funds sold due to the investment of excess funds resulting from reduced loan demand. Total deposits decreased by $78.1 million to $2.48 billion at March 31, 2002 from $2.56 billion at December 31, 2001, which reflects an anticipated level of attrition associated with our acquisitions in the fourth quarter of 2001, normal cyclical trends typically experienced during the first quarter of each calendar year and continued aggressive competition within our market areas. In addition, our note payable decreased by $14.5 million to $56.5 million at March 31, 2002 from $71.0 million at December 31, 2001 due to repayments, which were funded by dividends from FB&T. Short-term borrowings increased $25.0 million to $84.8 million at March 31, 2002 from $59.8 million at December 31, 2001 due primarily to increases in securities sold under agreements to repurchase.

     Our Board of Directors, through various resolutions passed from 1995 to 2000, has authorized the purchase of up to a cumulative total of 1,094,797 shares of common stock. As of March 31, 2002, we had purchased a total of 863,857 shares of common stock held for treasury. However, in October 2000, we issued 5,727,340 shares of our common stock and 803,429 shares of our common stock held for treasury to First Banks in conjunction with our acquisition of First Bank & Trust. Consequently, at March 31, 2002, we held 60,400 shares of common stock for treasury at an aggregate cost of $1.3 million. At March 31, 2002, we could purchase approximately 231,000 additional shares under the existing authorization.

                        Proposed Common Stock Transaction

     Currently, First Banks owns 93.69% of our outstanding voting stock, including 92.2% of our common stock and all of our Class B common stock. First Banks recently informed our Board of Directors that it intends to propose a transaction in which First Banks would acquire all of the outstanding capital stock of FBA which it does not already own, and all of our other stockholders would receive cash for their shares. Such a transaction would be in the form of a merger of FBA with First Banks or a subsidiary of First Banks and would require prior approval of our Board of Directors and, following the distribution of a proxy statement discussing the terms of a transaction in detail, by our stockholders.

     Specific terms of the proposed transaction have not been determined. On April 25, 2002, our Board of Directors discussed the proposal and voted to form a Special Committee, composed solely of directors who are not affiliated with First Banks, to analyze the terms on which such a transaction might be acceptable to FBA. The Board of Directors authorized the Special Committee to engage outside advisers, including its own independent legal counsel and financial advisor, to assist the Special Committee in evaluating such a transaction, including an analysis of the terms on which the transaction would be considered fair to our stockholders (other than First Banks) from a financial point of view. The transaction is likely to proceed if First Banks and the Special Committee are able to agree on terms, including the price at which all of our shares would be acquired.

     The process by which the transaction will be reviewed by the Special Committee before any proposal is made to stockholders will consist of several steps, and there is no assurance whether such a transaction will actually be presented to stockholders, voted upon or completed.

                              Results of Operations

Net Income

     Net income was $5.2 million, or $0.40 per share on a diluted basis, for the three months ended March 31, 2002, in comparison to $7.3 million, or $0.60 per share on a diluted basis, for the comparable period in 2001. The implementation of SFAS No. 133, as amended, on January 1, 2001, resulted in the recognition of a cumulative effect of change in accounting principle of $459,000, net of tax, which reduced net income in 2001. Excluding this item, net income was $7.7 million, or $0.64 per share on a diluted basis, for the three months ended March 31, 2002. The accounting for derivatives under the requirements of SFAS No. 133 will continue to have an impact on future financial results as further discussed under "--Noninterest Income." The decline in earnings for the quarter ended March 31, 2002, as compared to the quarter ended March 31, 2001, primarily reflects increased provisions for loan losses associated with the increased charge-off, delinquency and nonperforming trends we are experiencing as a result of current economic conditions. The increased provisions for loan losses were partially offset by slight increases in net interest income and noninterest income.

Net Interest Income

     Net interest income was $31.4 million, or 4.76% of average interest-earning assets, for the three months ended March 31, 2002, in comparison to $29.7 million, or 5.06% of average interest-earning assets, for the comparable period in 2001. We credit the increased net interest income primarily to the net interest-earning assets provided by our acquisitions of Charter Pacific Bank and BYL Bancorp, completed during the fourth quarter of 2001, and earnings associated with our interest rate swap agreements that we entered into in connection with our interest rate risk management program. Our derivative financial instruments contributed $6.2 million to net interest income for the three months ended March 31, 2002, compared to $561,000 for the comparable period in 2001. The improvement in net interest income, however, was partially mitigated by the significant decline in prevailing interest rates during 2001 and overall economic conditions, resulting in the decline in our net interest margin. Guaranteed preferred debentures expense was $1.1 million and $975,000 for the three months ended March 31, 2002 and 2001, respectively. The increase for 2002 reflects a change in estimate regarding the amortization period over which the deferred issuance costs are being amortized.

     Average loans, net of unearned discount, increased by $275.5 million to $2.33 billion for the three months ended March 31, 2002 from $2.05 billion for the comparable period in 2001. The yield on our loan portfolio decreased to 7.47% for the three months ended March 31, 2002, in comparison to 9.66% for the comparable period in 2001. This was a major contributor to the decline in our net interest margin of 30 basis points for the three months ended March 31, 2002, from the comparable period in 2001. We attribute the decline in yields and our net interest margin primarily to the decreases in prevailing interest rates during 2001. During the period from March 31, 2001 through March 31, 2002, the Board of Governors of the Federal Reserve System decreased the targeted Federal funds rate eight times, resulting in eight decreases in the prime rate of interest from 8.0% to 4.75%. This is reflected not only in the rate of interest earned on loans that are indexed to the prime rate, but also in other assets and liabilities which either have variable or adjustable rates, or which matured or repriced during this period. As further discussed under "--Interest Rate Risk Management," the reduced level of interest income earned on our loan portfolio as a result of declining interest rates was partially mitigated by the earnings associated with our interest rate swap agreements.

     For the three months ended March 31, 2002, the aggregate weighted average rate paid on our deposit portfolio was 2.68%, compared to 4.86% for the comparable period in 2001. We attribute the decline primarily to rates paid on savings and time deposits, which have continued to decline in conjunction with the interest rate reductions previously discussed. The decrease in rates paid for the three months ended March 31, 2002, is a result of generally decreasing interest rates during 2001. However, the competitive pressures on deposits within our market areas precluded us from fully reflecting the general interest rate decreases in our deposit pricing and still providing an adequate funding source for loans.

     The aggregate weighted average rate paid on our note payable and short-term borrowings decreased to 3.12% from 7.14% for the three months ended March 31, 2002 and 2001, respectively. Amounts outstanding under our $100.0 million revolving note payable to First Banks bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. Thus, our revolving note payable represents a relatively high-cost funding source as increased advances have the effect of increasing the weighted average rate of non-deposit liabilities. The overall cost of this funding source, however, has been significantly mitigated by the reductions in the prime lending rate throughout 2001. During 2001, we utilized the note payable to partially fund our acquisitions of Charter Pacific Bank and BYL Bancorp, thus resulting in a higher level of borrowings occurring during the fourth quarter of 2001.

     The following table sets forth certain information relating to our average balance sheets, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the periods indicated.

                                                                               Three Months Ended March 31,
                                                               ----------------------------------------------------------
                                                                            2002                          2001
                                                               -----------------------------   --------------------------
                                                                          Interest                       Interest
                                                                Average    Income/   Yield/    Average    Income/  Yield/
                                                                Balance    Expense    Rate     Balance    Expense   Rate
                                                                -------    -------    ----     -------    -------   ----
                                                                             (dollars expressed in thousands)
                            ASSETS
                            ------

Interest-earning assets:
    Loans (1) (2) (3) (4)...................................   $2,326,681    42,872   7.47%  $2,051,226    48,880   9.66%
    Investment securities (3)...............................      325,430     3,887   4.84      270,558     5,113   7.66
    Federal funds sold and other............................       28,741       107   1.51       56,994       830   5.91
                                                               ----------   -------          ----------   -------
         Total interest-earning assets......................    2,680,852    46,866   7.09    2,378,778    54,823   9.35
                                                                            -------                       -------
Nonearning assets...........................................      335,125                       269,481
                                                               ----------                    ----------
         Total assets.......................................   $3,015,977                    $2,648,259
                                                               ==========                    ==========

                        LIABILITIES AND
                     STOCKHOLDERS' EQUITY
                     --------------------

Interest-bearing liabilities:
    Interest-bearing demand deposits........................   $  302,766       808   1.08%  $  207,478       925   1.81%
    Savings deposits........................................      922,756     4,603   2.02      734,810     7,815   4.31
    Time deposits of $100 or more...........................      300,368     3,166   4.27      297,782     4,458   6.07
    Other time deposits (4).................................      478,342     4,660   3.95      565,795     8,437   6.05
                                                               ----------   -------          ----------   -------
         Total interest-bearing deposits....................    2,004,232    13,237   2.68    1,805,865    21,635   4.86
    Note payable and short-term borrowings..................      145,129     1,116   3.12      145,411     2,560   7.14
    Guaranteed preferred debentures.........................       44,386     1,077   9.84       44,290       975   8.93
                                                               ----------   -------          ----------   -------
         Total interest-bearing liabilities.................    2,193,747    15,430   2.85    1,995,566    25,170   5.12
                                                                            -------                       -------
Noninterest-bearing liabilities:
    Demand deposits.........................................      485,119                       414,922
    Other liabilities.......................................       45,781                        35,594
                                                               ----------                    ----------
         Total liabilities..................................    2,724,647                     2,446,082
Stockholders' equity........................................      291,330                       202,177
                                                               ----------                    ----------
         Total liabilities and stockholders' equity.........   $3,015,977                    $2,648,259
                                                               ==========                    ==========
Net interest income.........................................                 31,436                        29,653
                                                                            =======                       =======
Interest rate spread........................................                          4.24%                         4.23%
Net interest margin (5).....................................                          4.76                          5.06
                                                                                      ====                          ====
------------------------
(1)  For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)  Interest income on loans includes loan fees.
(3)  FBA has no tax-exempt income.
(4)  Interest income and interest expense include the effects of interest rate swap agreements.
(5)  Net interest margin is the ratio of net interest income to average interest-earning assets.

Provision for Loan Losses

     The provision for loan losses was $7.7 million and $90,000 for the three months ended March 31, 2002 and 2001, respectively. We attribute the significant increase in the provision for loan losses to increases in net loan charge-offs and delinquent loans. Loan charge-offs were $13.9 million for the three months ended March 31, 2002, in comparison to $2.2 million for the comparable period in 2001. The increase in loan charge-offs reflects the general slowdown in economic conditions prevalent within our markets as well as an aggregate of $11.0 million of charge-offs on three large credit relationships. Loan recoveries were $1.7 million for the three months ended March 31, 2002, in comparison to $826,000 for the comparable period in 2001. Although nonperforming assets and past-due loans have declined to $43.0 million at March 31, 2002 from $47.5 million at December 31, 2001, our overall nonperforming and past-due trends are at higher than historical levels and are expected to remain at these levels in the near future. However, we believe these trends represent normal cyclical trends experienced within the banking industry during times of economic slowdown. Management considered these trends in its overall assessment of the adequacy of the allowance for loan losses.

     Tables summarizing nonperforming assets, past-due loans and charge-off and recovery experience are presented under "--Loans and Allowance for Loan Losses."

Noninterest Income

     Noninterest income was $5.5 million and $4.4 million for the three months ended March 31, 2002 and 2001, respectively. Noninterest income consists primarily of service charges on deposit accounts and customer service fees and other income.

     Service charges on deposit accounts and customer service fees increased to $2.9 million from $2.2 million for the three months ended March 31, 2002 and 2001, respectively. We attribute the increase in service charges and customer service fees to:

     >>   increased deposit balances provided by internal growth;

     >>   our acquisitions completed during 2001;

     >> additional products and services available and utilized by our expanding base of retail and corporate customers;

     >> increased fee income resulting from revisions of our customer service charge rates, effective July 1, 2001, and enhanced control of fee waivers; and

     >> increased income associated with automated teller machine services and debit cards.

     Noninterest income for the three months ended March 31, 2001 also included a net loss on the sale of available-for-sale investment securities of $174,000 resulting from the liquidation of certain equity investment securities held by FBA that resulted in a loss.

     The net loss on derivative instruments of $136,000 for the three months ended March 31, 2002, in comparison to the net gain of $300,000 for the three months ended March 31, 2001, reflects changes in the fair value of our interest rate cap agreements and fair value hedges.

     Other income was $2.4 million and $1.8 million for the three months ended March 31, 2002 and 2001, respectively. We attribute the primary components of the increase to:

     >>   our acquisitions completed during 2001;

     >>   increased earnings associated with our international banking products;

     >> increased earnings associated with our official check processing program, in which we earn a fee based upon the amount of official checks issued and outstanding; and

     >> a gain of approximately $448,000 on the sale of certain operating lease equipment associated with equipment leasing activities that were acquired in conjunction with our acquisition of Bank of San Francisco.

Noninterest Expense

     Noninterest expense was $20.8 million and $21.0 million for the three months ended March 31, 2002 and 2001, respectively. Noninterest expense consists primarily of salaries and employee benefits; occupancy, net of rental income; information technology fees; legal, examination and professional fees; and other expense.

     Salaries and employee benefits were $8.4 million and $8.1 million for the three months ended March 31, 2002 and 2001, respectively. We primarily associate the increase with our 2001 acquisitions. However, the increase also reflects the competitive environment in the employment market that has resulted in a higher demand for limited resources, thus escalating industry salary and employee benefit costs associated with employing and retaining qualified personnel. In addition, the increase includes various additions to our staff to enhance management expertise.

     Information technology fees were $2.8 million and $2.5 million for the three months ended March 31, 2002, and 2001, respectively. As more fully described in Note 4 to our consolidated financial statements, First Services, L.P. provides information technology and operational support to FB&T and us. We attribute the increased fees to growth and technological advancements consistent with our product and services offerings, and continued upgrades to technological equipment, networks and communication channels.

     Legal, examination and professional fees were $2.2 million and $2.4 million for the three months ended March 31, 2002 and 2001, respectively. The decrease in these fees is primarily due to settlement of certain litigation offset by our expanded utilization of legal and professional services in conjunction with general corporate activities, commercial loan documentation, collection efforts and an increase in management fees paid to First Banks for various corporate services. See Note 4 to our consolidated financial statements for a further discussion of transactions with related parties.

     Amortization of intangibles associated with the purchase of subsidiaries was $266,000 and $1.4 million for the three months ended March 31, 2002 and 2001, respectively. The significant decrease for 2002 is primarily attributable to the implementation of SFAS No. 142 in January 2002. See Note 2 to our consolidated financial statements.

     Other expense was $2.4 million and $2.3 million for the three months ended March 31, 2002 and 2001, respectively. Other expense encompasses numerous general and administrative expenses including travel, meals and entertainment, insurance, freight and courier services, correspondent bank charges, miscellaneous losses and recoveries, memberships and subscriptions and transfer agent fees. We attribute the majority of the increase in other expense to our acquisitions completed during 2001, including certain nonrecurring expenses associated with those acquisitions, and overall continued growth and expansion of our banking franchise.

Provision for Income Taxes

     The provision for income taxes was $3.3 million and $5.2 million for the three months ended March 31, 2002 and 2001, representing an effective income tax rate of 38.5% and 40.3%, respectively. The decrease in the effective income tax rate for the three months ended March 31, 2002 reflects the significant decline in amortization of intangibles associated with the purchase of subsidiaries, in accordance with the requirements of SFAS No. 142, which is not deductible for tax purposes.

                          Interest Rate Risk Management

     We utilize  derivative  financial  instruments  and hedging  activities  to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The derivative instruments we hold are summarized as follows:

                                                                      March 31, 2002             December 31, 2001
                                                                  ---------------------      -----------------------
                                                                   Notional     Credit       Notional        Credit
                                                                    Amount     Exposure       Amount        Exposure
                                                                    ------     --------       ------        --------
                                                                            (dollars expressed in thousands)

         Cash flow hedges.....................................  $  605,000       1,117        555,000         1,006
         Fair value hedges....................................      54,900       1,350         54,900         1,881
         Interest rate cap agreement..........................     150,000         414        150,000           688
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

     During the three months ended March 31, 2002 and 2001, the net interest income realized on our derivative financial instruments was $6.2 million and $561,000, respectively. In addition, we realized a net loss on derivative instruments, which is included in noninterest income, of $136,000 for the three months ended March 31, 2002, in comparison to a net gain of $300,000 for the comparable period in 2001.

Cash Flow Hedges

     We entered into the following interest rate swap agreements, designated as cash flow hedges, to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income over time:

     >> During 1998, we entered into $105.0 million notional amount of interest rate swap agreements that provided for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the daily weighted average prime lending rate minus 2.705%. The terms of the swap agreements provided or us to pay quarterly and receive payment semiannually. In June 2001, we terminated these swap agreements, which would have expired in 2002, in order to appropriately modify our overall hedge position in accordance with our risk management program. In conjunction with the termination of these swap agreements, we recorded a pre-tax gain of $1.4 million.

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

     >> During September 2000, March 2001, April 2001, and March 2002 we entered into $300.0 million, $200.0 million, $130.0 million and $50.0 million notional amount, respectively, of interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate equivalent to the weighted average prime lending rate minus 2.70%, 2.82%, 2.82% and 2.80%, respectively. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. In November 2001, we terminated $75.0 million notional amount of the swap agreements originally entered into in April 2001, which would have expired in April 2006, in order to appropriately modify our overall hedge position in accordance with our interest rate risk management program. We recorded a pre-tax gain of $2.6 million in conjunction with the termination of these swap agreements. The amount receivable by us under the swap agreements was $1.8 million and $1.7 million at March 31, 2002 and December 31, 2001, respectively, and the amount payable by us was $634,000 and $647,000 at March 31, 2002 and December 31, 2001, respectively.

     The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as cash flow hedges as of March 31, 2002 and December 31, 2001 were as follows:


                                                          Notional     Interest Rate     Interest Rate      Fair
                         Maturity date                     Amount          Paid            Received         Value
                         -------------                    --------      -----------     -------------    ----------
                                                                      (dollars expressed in thousands)

         March 31, 2002:
             March 14, 2004...........................  $  50,000           1.95%             3.93%        $   (136)
             September 20, 2004.......................    300,000           2.05              6.78           16,498
             March 21, 2005...........................    200,000           1.93              5.24            3,007
             April 2, 2006............................     55,000           1.93              5.45              673
                                                        ---------                                          --------
                                                        $ 605,000           1.99              5.91         $ 20,042
                                                        =========          =====             =====         ========

         December 31, 2001:
             September 20, 2004.......................  $ 300,000           2.05%             6.78%        $ 20,490
             March 21, 2005...........................    200,000           1.93              5.24            4,951
             April 2, 2006............................     55,000           1.93              5.45            1,268
                                                        ---------                                          --------
                                                        $ 555,000           1.99              6.09         $ 26,709
                                                        =========          =====             =====         ========

Fair Value Hedges

     During January 2001, we entered into $54.9 million notional amount of interest rate swap agreements to effectively shorten the repricing characteristics of certain interest-bearing liabilities with the objective of stabilizing net interest income over time. The swap agreements, which have been designated as fair value hedges, provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate. The terms of the swap agreements provide for us to pay interest on a quarterly basis and receive interest on a semiannual basis. The amount receivable by us under the swap agreements was $686,000 and $1.4 million at March 31, 2002 and December 31, 2001, respectively. The amount payable by us under the swap agreements was $234,000 and $318,000 at March 31, 2002 and December 31, 2001, respectively.

     The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as fair value hedges as of March 31, 2002 and December 31, 2001 were as follows:


                                                          Notional     Interest Rate     Interest Rate      Fair
                         Maturity date                     Amount          Paid            Received         Value
                         -------------                    --------      -----------     -------------    ----------
                                                                      (dollars expressed in thousands)

         March 31, 2002:
             January 9, 2004...........................   $10,000           1.87%             5.37%        $   260
             January 9, 2006...........................    44,900           1.87              5.51             738
                                                          -------                                          -------
                                                          $54,900           1.87              5.48         $   998
                                                          =======          =====             =====         =======

         December 31, 2001:
             January 9, 2004...........................   $10,000           2.48%             5.37%        $   352
             January 9, 2006...........................    44,900           2.48              5.51           1,160
                                                          -------                                          -------
                                                          $54,900           2.48              5.48         $ 1,512
                                                          =======          =====             =====         =======

Interest Rate Cap Agreement

     In conjunction with the interest rate swap agreements that we entered into in September 2000, we also entered into a four-year $150.0 million notional amount interest rate cap agreement to limit the net interest expense associated with our interest rate swap agreements in the event of a rising rate scenario. The interest rate cap agreement provides for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month London Interbank Offering Rate and the strike price of 7.50% should the three-month London Interbank Offering Rate exceed the strike price. At March 31, 2002 and December 31, 2001, the carrying value of this interest rate cap agreement, which is included in derivative instruments in the consolidated balance sheets, was $414,000 and $688,000, respectively.

Pledged Collateral

     At March 31, 2002 and December 31, 2001, we had pledged investment securities available for sale with a carrying value of $833,000 and $894,000, respectively, in connection with our interest rate swap agreements. In addition, at March 31, 2002 and December 31, 2001, we had accepted, as collateral in connection with the interest rate swap agreements, cash of $21.6 million and $1.5 million, respectively. At December 31, 2001, we had also accepted investment securities with a fair value of $28.5 million as collateral in connection with our interest rate swap agreements. We are permitted by contract to sell or repledge the collateral accepted from our counterparties, however, at March 31, 2002 and December 31, 2001, we had not done so.

                       Loans and Allowance for Loan Losses

     Interest earned on our loan portfolio represents our principal source of income. Interest and fees on loans were 91.5% and 89.2% of total interest income for the three months ended March 31, 2002 and 2001, respectively. Total loans, net of unearned discount, were $2.29 billion, or 76.8% of total assets, at March 31, 2002, compared to $2.32 billion, or 75.9% of total assets, at December 31, 2001. The decrease in loans, as reflected on our consolidated balance sheets, is primarily attributable to an anticipated amount of attrition associated with our acquisitions completed during the fourth quarter of 2001, current economic conditions prevalent in our markets resulting in lower loan demand, a decreased level of loans purchased from First Bank and the continued decline in our existing consumer and installment portfolio. Commensurate with our prescribed credit exposure guidelines for extending credit to an individual borrower, loan participations sold to and purchased from First Bank were $151.9 million and $84.2 million at March 31, 2002, respectively, in comparison to $137.6 million and $93.1 million at December 31, 2001, respectively. See Note 4 to the consolidated financial statements for a further discussion of transactions with related parties.

     Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of the dates indicated:

                                                                                        March 31,      December 31,
                                                                                          2002             2001
                                                                                          ----             ----
                                                                                    (dollars expressed in thousands)

         Nonperforming loans........................................................  $    18,566         19,564
         Other real estate..........................................................          547            547
                                                                                      -----------      ---------
                  Total nonperforming assets........................................  $    19,113         20,111
                                                                                      ===========      =========

         Loans, net of unearned discount............................................  $ 2,293,477      2,323,263
                                                                                      ===========      =========

         Loans past due:
             Over 30 days to 90 days................................................  $    22,089         18,713
             Over 90 days and still accruing........................................        1,796          8,660
                                                                                      -----------      ---------
                  Total past-due loans..............................................  $    23,885         27,373
                                                                                      ===========      =========

         Ratio of:
             Allowance for loan losses to loans.....................................         1.67%          1.84%
             Nonperforming loans to loans...........................................         0.81           0.84
             Allowance for loan losses to nonperforming loans.......................       206.39         218.37
             Nonperforming assets to loans and other real estate....................         0.83           0.87
                                                                                      ===========      =========


     Nonperforming loans, consisting of loans on nonaccrual status and certain restructured loans, were $18.6 million at March 31, 2002, in comparison to $19.6 million at December 31, 2001. While nonperforming loans have decreased slightly at March 31, 2002 compared to December 31, 2001, loan charge-offs increased significantly from $2.2 million for the three months ended March 31, 2001 to $13.9 million for the three months ended March 31, 2002. We attribute the higher trends in nonperforming and past-due loans to be reflective of cyclical trends experienced within the banking industry as a result of economic slowdown. Consistent with the general economic slowdown experienced within our primary markets, we anticipate this trend will continue in the upcoming months.

     The following table is a summary of our loan loss experience for the periods indicated:

                                                                                Three Months Ended
                                                                                      March 31,
                                                                                ------------------
                                                                              2002                 2001
                                                                          (dollars expressed in thousands)

         Allowance for loan losses, beginning of period............       $  42,721                37,930
             Loans charged-off.....................................         (13,851)               (2,168)
             Recoveries of loans previously charged-off............           1,748                   826
                                                                          ---------             ---------
             Net loan charge-offs..................................         (12,103)               (1,342)
                                                                          ---------             ---------
             Provision for loan losses.............................           7,700                    90
                                                                          ---------             ---------
         Allowance for loan losses, end of period..................       $  38,318                36,678
                                                                          =========             =========

     The allowance for loan losses is monitored on a monthly basis. Each month, the credit administration department provides management with detailed lists of loans on the watch list and summaries of the entire loan portfolio of FB&T by risk rating. These are coupled with analyses of changes in the risk profile of the portfolio, changes in past-due and nonperforming loans and changes in watch list and classified loans over time. In this manner, we continually monitor the overall increases or decreases in the level of risk in the portfolio. Factors are applied to the loan portfolio for each category of loan risk to determine acceptable levels of allowance for loan losses. We derive these factors primarily from the actual loss experience of FB&T and from published national surveys of norms in the industry. The calculated allowance required for the portfolio is then compared to the actual allowance balance to determine the provision necessary to maintain the allowance at an appropriate level. In addition, management exercises a certain degree of judgment in its analysis of the overall adequacy of the allowance for loan losses. In its analysis, management considers the change in the portfolio, including growth, composition, nonperforming loans, the ratio of net loans to total assets, and the economic conditions of the regions in which we operate. Based on this quantitative and qualitative analysis, provisions are made to our allowance for loan losses. Such provisions are reflected in our consolidated statements of income.

                                    Liquidity

     Our liquidity and the liquidity of FB&T is the ability to maintain a cash flow which is adequate to fund operations, service debt obligations and meet other commitments on a timely basis. FB&T receives funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more, borrowing federal funds, selling securities under agreements to repurchase and utilizing borrowings from the Federal Home Loan Bank and other borrowings, including our revolving note payable to First Banks. The aggregate funds acquired from these sources were $430.4 million and $445.1 million at March 31, 2002 and December 31, 2001, respectively.

     The following table presents the maturity structure of these other sources of funds, which consists of certificates of deposit of $100,000 or more, our revolving note payable and other short-term borrowings, at March 31, 2002:

                                            (dollars expressed in thousands)

         Three months or less......................   $ 167,781
         Over three months through six months......      97,133
         Over six months through twelve months.....     112,454
         Over twelve months........................      53,043
                                                      ---------
           Total...................................   $ 430,411
                                                      =========

     We have periodically borrowed from First Banks under our revolving note payable. Borrowings under the revolving note payable have been utilized to facilitate the funding of our acquisitions, support repurchases of common stock from time to time and for other corporate purposes. Borrowings under the revolving note payable bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. The principal under the revolving note payable is due and payable on February 24, 2003 and interest is payable on a quarterly basis. At March 31, 2002 and December 31, 2001, there were $56.5 million and $71.0 million of advances outstanding under our revolving note payable. See Note 4 to the consolidated financial statements.

     In addition to these sources of funds, FB&T has established a borrowing relationship with the Federal Reserve Bank of San Francisco. This borrowing relationship, which is secured by commercial loans, provides an additional liquidity facility that may be utilized for contingency purposes. At March 31, 2002 and December 31, 2001, FB&T's borrowing capacity under this agreement was approximately $845.6 million and $774.5 million, respectively. In addition, FB&T's borrowing capacity through its relationship with the Federal Home Loan Bank was approximately $2.3 million and $1.0 million at March 31, 2002 and December 31, 2001, respectively.

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

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At December 31, 2001, our risk management program's simulation model indicated a loss of projected net interest income in the event of a decline in interest rates. While a decline in interest rates of less than 100 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous, parallel decline in the interest yield curve of 100 basis points indicated a pre-tax projected loss of approximately 5.5% of net interest income, based on assets and liabilities at December 31, 2001. At March 31, 2002, we remain in an "asset-sensitive" position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with reductions in prevailing interest rates throughout 2001, is reflected in our reduced net interest margin for the three months ended March 31, 2002 as compared to the comparable period in 2001 and further discussed under "--Results of Operations." During the three months ended March 31, 2002 as compared to the comparable period in 2001 and our asset-sensitive position and overall susceptibility to market risks have not changed materially.

                           PART II - OTHER INFORMATION


                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

     (a) The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

               Exhibit Number                              Description
               --------------                              -----------
                   None                                   Not Applicable


     (b) We filed a current report on Form 8-K on January 18, 2002. Item 5 of the report references a press release announcing our financial results for the three months and year ended December 31, 2001.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FIRST BANKS AMERICA, INC.





                                   By: /s/ James F. Dierberg
                                       -----------------------------------------
                                           James F. Dierberg
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer
May 13, 2002                               (Principal Executive Officer)




                                   By: /s/  Allen H. Blake
                                       -----------------------------------------
                                           Allen H. Blake
                                           Executive Vice President,
                                           Chief Operating Officer and
                                           Chief Financial Officer
May 13, 2002                               (Principal Financial
                                           and Accounting Officer)