Form 10-Q
period 2002-06-30
FIRST BANKS AMERICA INC
filed 2002-08-12
CIK 310979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

                       Yes     X            No
                           ---------           ---------


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                     Shares Outstanding
                      Class                           at July 31, 2002
                      -----                           ----------------

       Common Stock, $0.15 par value                     10,346,760
       Class B Common Stock, $0.15 par value              2,500,000

                            FIRST BANKS AMERICA, INC.

                                TABLE OF CONTENTS





                                                                                                        Page
                                                                                                        ----

PART I.         FINANCIAL INFORMATION


     ITEM 1     FINANCIAL STATEMENTS - (UNAUDITED):

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





                                       PART I - FINANCIAL INFORMATION
                                         ITEM 1 - FINANCIAL STATEMENTS

                                          FIRST BANKS AMERICA, INC.

                                 CONSOLIDATED BALANCE SHEETS - (UNAUDITED)
                        (dollars expressed in thousands, except share and per share data)


                                                                                          June 30,     December 31,
                                                                                            2002           2001
                                                                                            ----           ----

                                                 ASSETS
                                                 ------

Cash and cash equivalents:
    Cash and due from banks...........................................................  $    81,132         103,421
    Interest-bearing deposits with other financial institutions
       with maturities of three months or less........................................          609           4,376
    Federal funds sold................................................................       83,100          11,300
                                                                                        -----------     -----------
         Total cash and cash equivalents..............................................      164,841         119,097
                                                                                        -----------     -----------

Investment securities:
    Available for sale, at fair value.................................................      357,420         364,518
    Held to maturity, at amortized cost (fair value of $2,877 and $3,745
       at June 30, 2002 and December 31, 2001, respectively)..........................        2,798           3,689
                                                                                        -----------     -----------
         Total investment securities..................................................      360,218         368,207
                                                                                        -----------     -----------
Loans:
    Commercial, financial and agricultural............................................      725,780         770,992
    Real estate construction and development..........................................      506,179         518,325
    Real estate mortgage..............................................................    1,027,657       1,001,663
    Consumer and installment..........................................................       23,867          33,578
                                                                                        -----------     -----------
         Total loans..................................................................    2,283,483       2,324,558
    Unearned discount.................................................................       (5,085)         (1,295)
    Allowance for loan losses.........................................................      (42,459)        (42,721)
                                                                                        -----------     -----------
         Net loans....................................................................    2,235,939       2,280,542
                                                                                        -----------     -----------

Derivative instruments................................................................       36,039          28,909
Bank premises and equipment, net of accumulated depreciation and amortization.........       47,569          46,746
Intangibles associated with the purchase of subsidiaries, net of amortization.........      103,986         103,153
Bank-owned life insurance.............................................................       28,940          28,119
Accrued interest receivable...........................................................       14,147          15,233
Deferred income taxes.................................................................       54,602          57,746
Other assets..........................................................................       16,197          13,236
                                                                                        -----------     -----------
         Total assets.................................................................  $ 3,062,478       3,060,988
                                                                                        ===========     ===========

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.



                                                      FIRST BANKS AMERICA, INC.

                                          CONSOLIDATED BALANCE SHEETS, CONTINUED - (UNAUDITED)
                                     (dollars expressed in thousands, except share and per share data)



                                                                                          June 30,     December 31,
                                                                                            2002           2001
                                                                                            ----           ----

                                              LIABILITIES
                                              -----------

Deposits:
    Demand:
      Non-interest-bearing............................................................  $   499,733         529,924
      Interest-bearing................................................................      302,923         297,033
    Savings...........................................................................      929,810         920,737
    Time deposits:
      Time deposits of $100 or more...................................................      307,177         314,287
      Other time deposits.............................................................      487,472         493,280
                                                                                        -----------     -----------
         Total deposits...............................................................    2,527,115       2,555,261
Short-term borrowings.................................................................       86,423          59,780
Note payable..........................................................................       50,000          71,000
Guaranteed preferred beneficial interest in First Banks
    America, Inc. subordinated debentures.............................................       44,988          44,342
Accrued interest payable..............................................................        5,848           6,277
Deferred income taxes.................................................................       21,917          19,054
Accrued expenses and other liabilities................................................       24,300          19,957
                                                                                        -----------     -----------
         Total liabilities............................................................    2,760,591       2,775,671
                                                                                        -----------     -----------



                                          STOCKHOLDERS' EQUITY
                                          --------------------


Common stock:
    Common stock, $0.15 par value; 15,000,000 shares authorized;
      10,416,460 shares issued at June 30, 2002 and
      December 31, 2001...............................................................        1,562           1,562
    Class B common stock, $0.15 par value; 4,000,000 shares
      authorized; 2,500,000 shares issued and outstanding at
      June 30, 2002 and December 31, 2001.............................................          375             375
Capital surplus.......................................................................      184,979         184,979
Retained earnings since elimination of accumulated deficit
    effective December 31, 1994.......................................................       90,511          80,509
Treasury stock, at cost; 69,300 shares and 60,400 shares
    at June 30, 2002 and December 31, 2001, respectively..............................       (1,659)         (1,332)
Accumulated other comprehensive income................................................       26,119          19,224
                                                                                        -----------     -----------
         Total stockholders' equity...................................................      301,887         285,317
                                                                                        -----------     -----------
         Total liabilities and stockholders' equity...................................  $ 3,062,478       3,060,988
                                                                                        ===========     ===========

                                                          FIRST BANKS AMERICA, INC.

                                               CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
                                           (dollars expressed in thousands, except per share data)

                                                                                 Three Months Ended        Six Months Ended
                                                                                      June 30,                 June 30,
                                                                                ---------------------    --------------------
                                                                                  2002          2001       2002       2001
                                                                                  ----          ----       ----       ----
Interest income:
    Interest and fees on loans..............................................    $43,167       47,437      86,039     96,317
    Investment securities...................................................      3,854        3,626       7,741      8,739
    Federal funds sold and other............................................        247        1,234         354      2,064
                                                                                -------      -------     -------    -------
         Total interest income..............................................     47,268       52,297      94,134    107,120
                                                                                -------      -------     -------    -------
Interest expense:
    Deposits:
      Interest-bearing demand...............................................        783          916       1,591      1,841
      Savings...............................................................      4,620        7,289       9,223     15,104
      Time deposits of $100 or more.........................................      2,791        4,328       5,957      8,786
      Other time deposits...................................................      4,078        7,676       8,738     16,113
    Short-term borrowings...................................................        485          485         919      1,208
    Note payable............................................................        580        1,030       1,262      2,867
    Guaranteed preferred debentures.........................................      1,248          975       2,325      1,950
                                                                                -------      -------     -------    -------
         Total interest expense.............................................     14,585       22,699      30,015     47,869
                                                                                -------      -------     -------    -------
         Net interest income................................................     32,683       29,598      64,119     59,251
Provision for loan losses...................................................      7,800          820      15,500        910
                                                                                -------      -------     -------    -------
         Net interest income after provision for loan losses................     24,883       28,778      48,619     58,341
                                                                                -------      -------     -------    -------
Noninterest income:
    Service charges on deposit accounts and customer service fees...........      3,083        2,097       5,941      4,257
    Net loss on sales of available-for-sale investment securities...........         --          (13)         --       (187)
    Bank-owned life insurance investment income.............................        516          332         924        666
    Net (loss) gain on derivative instruments...............................         (3)       2,587        (139)     2,887
    Other...................................................................      1,600        1,340       3,986      3,099
                                                                                -------      -------     -------    -------
         Total noninterest income...........................................      5,196        6,343      10,712     10,722
                                                                                -------      -------     -------    -------
Noninterest expense:
    Salaries and employee benefits..........................................      9,412        8,266      17,813     16,378
    Occupancy, net of rental income.........................................      2,938        2,458       5,536      4,987
    Furniture and equipment.................................................        983          940       1,993      1,852
    Postage, printing and supplies..........................................        405          382       1,008        801
    Information technology fees.............................................      2,405        2,330       5,217      4,805
    Legal, examination and professional fees................................      3,107        2,318       5,316      4,741
    Amortization of intangibles associated with the
      purchase of subsidiaries..............................................        266        1,387         532      2,761
    Communications..........................................................        317          303         594        578
    Advertising and business development....................................        188          219         378        380
    Other...................................................................      2,214        3,682       4,645      5,996
                                                                                -------      -------     -------    -------
         Total noninterest expense..........................................     22,235       22,285      43,032     43,279
                                                                                -------      -------     -------    -------
         Income before provision for income taxes and cumulative
           effect of change in accounting principle.........................      7,844       12,836      16,299     25,784
Provision for income taxes..................................................      3,044        5,037       6,297     10,259
                                                                                -------      -------     -------    -------
         Income before cumulative effect of change in accounting principle..      4,800        7,799      10,002     15,525
Cumulative effect of change in accounting principle, net of tax.............         --           --          --       (459)
                                                                                -------      -------     -------    -------
         Net income.........................................................    $ 4,800        7,799      10,002     15,066
                                                                                =======      =======     =======    =======
Basic earnings per common share:
    Income before cumulative effect of change in accounting principle.......    $  0.37         0.65        0.78       1.29
    Cumulative effect of change in accounting principle, net of tax.........         --           --          --      (0.04)
                                                                                -------      -------     -------    -------
    Basic...................................................................    $  0.37         0.65        0.78       1.25
                                                                                =======      =======     =======    =======
Diluted earnings per common share:
    Income before cumulative effect of change in accounting principle.......    $  0.37         0.65        0.78       1.29
    Cumulative effect of change in accounting principle, net of tax.........         --           --          --      (0.04)
                                                                                -------      -------     -------    -------
    Diluted.................................................................    $  0.37         0.65        0.78       1.25
                                                                                =======      =======     =======    =======

Weighted average common stock outstanding...................................     12,854       12,067      12,855     12,082
                                                                                =======      =======     =======    =======

The accompanying notes are an integral part of the consolidated financial statements.



                                                          FIRST BANKS AMERICA, INC.

                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME - (UNAUDITED)
                            Six Months Ended June 30, 2002 and 2001 and Six Months Ended December 31, 2001
                                        (dollars expressed in thousands, except per share data)

                                                                                                             Accu-
                                                                                                            mulated
                                                                                                             Other      Total
                                                   Class B               Compre-                Common      Compre-    Stock-
                                         Common    Common    Capital     hensive   Retained    Treasury     hensive   holders'
                                          Stock     Stock    Surplus     Income    Earnings      Stock      Income     Equity
                                          -----     -----    -------     ------    --------      -----      ------     ------

Consolidated balances,
  December 31, 2000..................... $1,442     375     153,929                40,894         (76)         345    196,909
Six months ended June 30, 2001:
  Comprehensive income:
    Net income..........................     --      --          --     15,066     15,066          --           --     15,066
    Other comprehensive income,
     net of tax:
      Unrealized gains on securities,
       net of reclassification
        adjustment(1)...................     --      --          --      2,085         --          --        2,085      2,085
      Derivative instruments:
        Cumulative effect of change
          in accounting principle.......     --      --          --      4,950         --          --        4,950      4,950
        Current period transactions.....     --      --          --      2,745         --          --        2,745      2,745
        Reclassification to earnings....     --      --          --     (1,798)        --          --       (1,798)    (1,798)
                                                                        ------
    Comprehensive income................                                23,048
                                                                        ======
   Reduction of deferred tax asset
    valuation reserve...................     --      --         565                    --          --           --        565
   Repurchases of common stock..........     --      --          --                    --        (864)          --       (864)
                                         ------     ---     -------                ------      ------       ------    -------
Consolidated balances, June 30, 2001....  1,442     375     154,494                55,960        (940)       8,327    219,658
Six months ended December 31, 2001:
   Comprehensive income:
    Net income..........................     --      --          --     24,549     24,549          --           --     24,549
    Other comprehensive income,
     net of tax:
      Unrealized losses on securities,
        net of reclassification
         adjustment(1)..................     --      --          --       (566)        --          --         (566)      (566)
      Derivative instruments:
        Current period transactions.....     --      --          --     13,822         --          --       13,822     13,822
        Reclassification to earnings....     --      --          --     (2,359)        --          --       (2,359)    (2,359)
                                                                        ------
    Comprehensive income................                                35,446
                                                                        ======
   Reduction of deferred tax asset
    valuation allowance.................     --      --       4,406                    --          --           --      4,406
   Compensation paid in stock...........     --      --          46                    --          --           --         46
   Repurchases of common stock..........     --      --          --                    --        (392)          --       (392)
   Issuance of common stock.............    120      --      26,033                    --          --           --     26,153
                                         ------     ---     -------                ------      ------       ------    -------
Consolidated balances,
   December 31, 2001....................  1,562     375     184,979                80,509      (1,332)      19,224    285,317
Six months ended June 30, 2002:
   Comprehensive income:
    Net income..........................     --      --          --     10,002     10,002          --           --     10,002
    Other comprehensive income,
     net of tax:
      Unrealized gains on securities,
        net of reclassification
         adjustment(1)..................     --      --          --      2,738         --          --        2,738      2,738
      Derivative instruments:
        Current period transactions.....     --      --          --      4,157         --          --        4,157      4,157
                                                                        ------
    Comprehensive income................                                16,897
                                                                        ======
    Repurchases of common stock.........     --      --          --                    --        (327)          --       (327)
                                         ------     ---     -------                ------      ------       ------    -------
Consolidated balances, June 30, 2002.... $1,562     375     184,979                90,511      (1,659)      26,119    301,887
                                         ======     ===     =======                ======      ======       ======    =======


----------------------
(1)  Disclosure of reclassification adjustment:

                                                                    Three Months Ended    Six Months Ended   Six Months Ended
                                                                         June 30,             June 30,         December 31,
                                                                    ------------------    ----------------
                                                                      2002       2001      2002      2001          2001
                                                                      ----       ----      ----      ----          ----

    Unrealized gains (losses) on investment securities arising
      during the period............................................   $3,400     53        2,738     1,964         (717)
    Less reclassification adjustment for losses included
      in net income................................................       --     (8)          --      (121)        (151)
                                                                      ------    ---        -----     -----         ----
    Unrealized gains (losses) on investment securities.............   $3,400     61        2,738     2,085         (566)
                                                                      ======    ===        =====     =====         ====

The accompanying notes are an integral part of the consolidated financial statements.


                                                  FIRST BANKS AMERICA, INC.

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                                              (dollars expressed in thousands)


                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                              ---------------------
                                                                                                2002         2001
                                                                                                ----         ----

Cash flows from operating activities:
    Net income............................................................................   $   10,002       15,066
    Adjustments to reconcile net income to cash provided by operating activities:
      Cumulative effect of change in accounting principle, net of tax.....................           --          459
      Depreciation, amortization and accretion, net.......................................        4,610        3,758
      Provision for loan losses...........................................................       15,500          910
      Provision for income taxes..........................................................        6,297       10,259
      Payments of income taxes............................................................       (2,601)      (3,571)
      Net loss on sales of available-for-sale investment securities.......................           --          187
      Net loss (gain) on derivative instruments...........................................          139       (2,887)
      Decrease in accrued interest receivable.............................................        1,093        2,598
      Interest accrued on liabilities.....................................................       30,015       47,869
      Payments of interest on liabilities.................................................      (30,750)     (44,003)
      Other operating activities, net.....................................................         (260)     (12,859)
                                                                                             ----------    ---------
              Net cash provided by operating activities...................................       34,045       17,786
                                                                                             ----------    ---------

Cash flows from investing activities:
    Cash received from acquired entities, net of cash and cash equivalents paid...........       62,400           --
    Proceeds from sales of investment securities..........................................           --       55,903
    Maturities of investment securities available for sale................................      157,521      126,318
    Maturities of investment securities held to maturity..................................          897          370
    Purchases of investment securities available for sale.................................     (147,211)     (48,589)
    Proceeds from termination of swap agreements..........................................           --        2,659
    Net decrease (increase) in loans......................................................       26,158         (415)
    Recoveries of loans previously charged-off............................................        3,567        1,543
    Purchases of bank premises and equipment..............................................       (2,596)        (731)
    Proceeds from sales of other real estate..............................................           76           11
    Other investing activities, net.......................................................         (820)        (614)
                                                                                             ----------    ---------
              Net cash provided by investing activities...................................       99,992      136,455
                                                                                             ----------    ---------

Cash flows from financing activities:
    Decreases in deposits:
      Demand and savings deposits.........................................................      (32,997)     (42,983)
      Time deposits.......................................................................      (60,612)     (38,652)
    Increase in short-term borrowings.....................................................       26,643        3,955
    Repayments of note payable............................................................      (21,000)     (44,700)
    Repurchases of common stock for treasury..............................................         (327)        (864)
                                                                                             ----------    ---------
              Net cash used in financing activities.......................................      (88,293)    (123,244)
                                                                                             ----------    ---------
              Net increase in cash and cash equivalents...................................       45,744       30,997
Cash and cash equivalents, beginning of period............................................      119,097      153,210
                                                                                             ----------    ---------
Cash and cash equivalents, end of period..................................................   $  164,841      184,207
                                                                                             ==========    =========

Noncash investing and financing activities:
    Reduction of deferred tax asset valuation reserve.....................................   $       --          565
                                                                                             ==========    =========
The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST BANKS AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

         The consolidated financial statements of First Banks America, Inc. and subsidiaries (FBA or the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2001 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and conform to predominant practices within the banking industry. Management of FBA has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

         The consolidated financial statements include the accounts of the parent company and its subsidiaries, all of which are wholly owned. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications of 2001 amounts have been made to conform to the 2002 presentation. In particular, the guaranteed preferred beneficial interest in First Banks America, Inc. subordinated debentures has been reclassified into the liabilities section of the consolidated balance sheets rather than presented as a separate line item excluded from the calculation of total liabilities. Consequently, the guaranteed preferred debentures expense has been reclassified to interest expense from noninterest expense in the consolidated statements of income.

         FBA is majority owned by First Banks, Inc., St. Louis, Missouri (First Banks), headquartered in St. Louis County, Missouri. Accordingly, First Banks has effective control over the management and policies of FBA and the election of its directors. First Banks' ownership interest in FBA was 93.76% and 93.69% at June 30, 2002 and December 31, 2001, respectively.

         FBA operates through its wholly owned subsidiary bank holding company, The San Francisco Company (SFC), which is headquartered in San Francisco, California, and SFC's wholly owned subsidiary bank, First Bank & Trust (FB&T), which is also headquartered in San Francisco, California.

(2)      ACQUISITIONS

         On June 22, 2002, FB&T completed its assumption of the deposits and certain liabilities and the purchase of certain assets of the Garland and Denton, Texas branch offices of Union Planters Bank, National Association. The transaction resulted in the acquisition of $15.3 million in deposits and one branch office in Garland and $49.6 million in deposits and one branch office, including a detached drive-thru facility, in Denton. The core deposit intangibles associated with the branch purchases were $1.4 million and are being amortized over seven years.

(3)      IMPLEMENTATION OF ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 142 -- Goodwill and Other Intangible Assets. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144 -- Accounting for the Impairment or Disposal of Long-Lived Assets, as discussed below. The amortization of goodwill ceased upon adoption of SFAS No. 142, which for calendar year-end companies was January 1, 2002.

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

         FBA completed the transitional goodwill impairment test required under SFAS No. 142, to determine the potential impact, if any, on the consolidated financial statements. The results of the transitional goodwill impairment testing did not identify any goodwill impairment losses.

         Intangible assets associated with the purchase of subsidiaries, net of amortization, were comprised of the following at June 30, 2002 and December 31, 2001:

                                                        June 30, 2002                December 31, 2001
                                                ---------------------------     -------------------------
                                                   Gross                         Gross
                                                 Carrying       Accumulated     Carrying      Accumulated
                                                  Amount       Amortization      Amount      Amortization
                                                  ------       ------------      ------      ------------
                                                             (dollars expressed in thousands)

     Amortized intangible assets:
         Core deposit intangibles...........    $ 7,824              (461)         6,458           --
         Goodwill associated with
           purchases of branch offices......      2,210              (648)         2,210         (576)
                                                -------            ------         ------         ----
              Total.........................    $10,034            (1,109)         8,668         (576)
                                                =======            ======         ======         ====

     Unamortized intangible assets:
         Goodwill associated with the
           purchase of subsidiaries.........    $95,061                           95,061
                                                =======                           ======

         Amortization of intangibles associated with the purchase of subsidiaries and branch offices was $266,000 and $532,000 for the three and six months ended June 30, 2002, respectively, and $1.4 million and $2.8 million for the comparable periods in 2001. Amortization of intangibles associated with the purchase of subsidiaries, including amortization of core deposit intangibles and branch purchases, has been estimated through 2007 in the following table, and does not take into consideration any potential future acquisitions or branch purchases.

                                                              (dollars expressed
                                                                 in thousands)

         Year ending December 31:
             2002...............................................    $ 1,162
             2003...............................................      1,260
             2004...............................................      1,260
             2005...............................................      1,260
             2006...............................................      1,260
             2007...............................................      1,260
                                                                    -------
                Total...........................................    $ 7,462
                                                                    =======

         Changes  in  the  carrying   amount  of  goodwill,   all  of  which  is
attributable to FB&T, for the three and six months ended June 30, 2002 were as follows:

                                                                         Three Months Ended     Six Months Ended
                                                                            June 30, 2002         June 30, 2002
                                                                            -------------         -------------
                                                                          (dollars expressed in thousands)

         Balance, beginning of period..................................      $  96,758                96,695
         Acquisition-related adjustments...............................            (99)                   --
         Amortization - purchases of branch offices....................            (36)                  (72)
                                                                             ---------              --------
           Balance, end of period......................................      $  96,623                96,623
                                                                             =========              ========

         The following is a reconciliation of reported net income to net income adjusted to reflect the adoption of SFAS No. 142, as if it had been implemented on January 1, 2001.

                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
                                                            ---------------------         ----------------------
                                                              2002         2001             2002           2001
                                                              ----         ----             ----           ----
                                                                      (dollars expressed in thousands)
       Net income:
         Reported net income...........................     $ 4,800         7,799          10,002         15,066
         Add back - goodwill amortization..............          --         1,342              --          2,671
                                                            -------       -------         -------         ------
           Adjusted net income.........................     $ 4,800         9,141          10,002         17,737
                                                            =======       =======         =======         ======
       Basic earnings per share:
         Reported net income...........................     $  0.37          0.65            0.78           1.25
         Add back - goodwill amortization..............          --          0.11              --           0.22
                                                            -------       -------         -------         ------
           Adjusted net income.........................     $  0.37          0.76            0.78           1.47
                                                            =======       =======         =======         ======
       Diluted earnings per share:
         Reported net income...........................     $  0.37          0.65            0.78           1.25
         Add back - goodwill amortization..............          --          0.11              --           0.22
                                                            -------       -------         -------         ------
           Adjusted net income.........................     $  0.37          0.76            0.78           1.47
                                                            =======       =======         =======         ======

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

                                                                                Income         Shares      Per Share
                                                                              (numerator)   (denominator)   Amount
                                                                              -----------   -------------   ------
                                                                              (in thousands, except per share data)
         Three months ended June 30, 2002:
              Basic EPS-- income before cumulative effect..................     $ 4,800       12,854        $  0.37
              Cumulative effect of change in accounting principle,
                net of tax.................................................          --           --             --
                                                                                -------       ------        -------
              Basic EPS-- income available to common stockholders..........     $ 4,800       12,854        $  0.37
                                                                                =======       ======        =======
         Three months ended June 30, 2001:
              Basic EPS-- income before cumulative effect..................     $ 7,799       12,067        $  0.65
              Cumulative effect of change in accounting principle,
                net of tax.................................................          --           --             --
                                                                                -------       ------        -------
              Basic EPS-- income available to common stockholders..........     $ 7,799       12,067        $  0.65
                                                                                =======       ======        =======
         Six months ended June 30, 2002:
              Basic EPS-- income before cumulative effect..................     $10,002       12,855        $  0.78
              Cumulative effect of change in accounting principle,
                net of tax.................................................          --           --             --
                                                                                -------       ------        -------
              Basic EPS-- income available to common stockholders..........     $10,002       12,855        $  0.78
                                                                                =======       ======        =======
         Six months ended June 30, 2001:
              Basic EPS-- income available to common stockholders..........     $15,525       12,082        $  1.29
              Cumulative effect of change in accounting principle,
                net of tax.................................................        (459)          --          (0.04)
                                                                                -------       ------        -------
              Basic EPS-- income available to common stockholders..........     $15,066       12,082        $  1.25
                                                                                =======       ======        =======

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

         First Banks provides management services to FBA and FB&T. Management services are provided under management fee agreements whereby FBA compensates First Banks for its use of personnel for various functions including internal audit, loan review, income tax preparation and assistance, accounting, asset/liability management and investment services, loan servicing and other management and administrative services. Fees paid under these agreements were $2.1 million and $3.9 million for the three and six months ended June 30, 2002, and $1.9 million and $3.6 million for the comparable periods in 2001, respectively.

         First Services L.P., a limited partnership indirectly owned by First Banks' Chairman and his adult children, provides information technology and operational support for FBA and FB&T under the terms of information technology agreements. Fees paid under these agreements were $2.3 million and $5.0 million for the three and six months ended June 30, 2002, and $2.8 million and $4.8 million for the comparable periods in 2001, respectively.

         FB&T had $77.7 million and $93.1 million in whole loans and loan participations outstanding at June 30, 2002 and December 31, 2001, respectively, that were purchased from First Bank, a wholly owned banking subsidiary of First Banks. In addition, FB&T had sold $197.4 million and $137.6 million in whole loans and loan participations to First Bank at June 30, 2002 and December 31, 2001, respectively. These loans and loan participations were acquired and sold at interest rates and terms prevailing at the dates of their purchase or sale and under standards and policies followed by FB&T.

         FBA had a $100.0 million revolving note payable from First Banks on which the outstanding principal and accrued interest under the note payable were due and payable on June 30, 2005. On August 23, 2001, FBA and First Banks modified the note payable by making interest payable quarterly, shortening the maturity date to February 24, 2003, and securing the note by a pledge of FBA's stock in its subsidiaries. The borrowings under the note payable bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. The amounts outstanding under the note payable at June 30, 2002 and December 31, 2001, were $50.0 million and $71.0 million, respectively. The interest expense under the note payable was $580,000 and $1.3 million for the three and six months ended June 30, 2002, and $1.0 million and $2.9 million for the comparable periods in 2001, respectively.

 (6)     REGULATORY CAPITAL

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

         Quantitative measures established by regulation to ensure capital adequacy require FBA and FB&T to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of June 30, 2002, FBA was adequately capitalized and FB&T was well capitalized.

         As of June 30, 2002,  the most recent  notification  from FBA's primary regulator categorized FBA as adequately capitalized and FB&T as well capitalized, under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized and well capitalized, FBA and FB&T must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.

         At June 30, 2002 and December 31, 2001, FBA's and FB&T's required and actual capital ratios were as follows:


                                                            Actual                   For             To Be Well
                                                   ------------------------        Capital        Capitalized Under
                                                   June 30,    December 31,       Adequacy        Prompt Corrective
                                                     2002          2001           Purposes        Action Provisions
                                                     ----          ----           --------        -----------------


         Total capital (to risk-weighted assets):
             FBA................................      9.14%         8.82%            8.0%               10.0%
             FB&T...............................     10.88         11.27             8.0                10.0

         Tier 1 capital (to risk-weighted assets):
             FBA................................      7.89          7.57             4.0                 6.0
             FB&T...............................      9.63         10.02             4.0                 6.0

         Tier 1 capital (to average assets):
             FBA................................      7.52          7.15             3.0                 5.0
             FB&T...............................      9.17          9.47             3.0                 5.0

(7)      BUSINESS SEGMENT RESULTS

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

         Other financial services include mortgage banking, debit cards, brokerage services, credit-related insurance, internet banking, automated teller machines, telephone banking, safe deposit boxes, escrow and bankruptcy deposit services, stock option services and trust and private banking services. The revenues generated by FB&T consist primarily of interest income, generated from the loan and investment security portfolios, and service charges and fees, generated from the deposit products and services. The geographic areas include Houston, Dallas, Irving, McKinney and Denton, Texas, and southern and northern California. The products and services are offered to customers primarily within their respective geographic areas, with the exception of loan participations executed between FB&T and First Bank. See Note 5 to the consolidated financial statements.

         The business segment results are consistent with FBA's internal reporting system and, in all material respects, with accounting principles generally accepted in the United States of America and practices predominate in the banking industry.

       The business segment results are summarized as follows:


                                                         FB&T            Corporate and Other (1)      Consolidated Totals
                                              ------------------------   -----------------------    -----------------------
                                                June 30,  December 31,    June 30,  December 31,      June 30, December 31,
                                                  2002        2001          2002        2001            2002       2001
                                                  ----        ----          ----        ----            ----       ----
                                                                     (dollars expressed in thousands)
Balance sheet information:

Investment securities.......................  $  360,218      368,207           --          --        360,218     368,207
Loans, net of unearned discount.............   2,278,398    2,323,263           --          --      2,278,398   2,323,263
Intangibles associated with the purchase
   of subsidiaries, net of amortization.....     103,986      103,153           --          --        103,986     103,153
Total assets................................   3,058,123    3,057,920        4,355       3,068      3,062,478   3,060,988
Deposits....................................   2,527,248    2,555,396         (133)       (135)     2,527,115   2,555,261
Note payable................................          --           --       50,000      71,000         50,000      71,000
Stockholders' equity........................     394,158      398,713      (92,271)   (113,396)       301,887     285,317
                                              ==========    =========      =======    ========      =========   =========


                                                         FB&T             Corporate and Other (1)     Consolidated  Totals
                                              -------------------------   -----------------------    ----------------------
                                                   Three Months Ended       Three Months Ended         Three Months Ended
                                                        June 30,                 June 30,                   June 30,
                                              -------------------------   -----------------------    ----------------------
                                                 2002          2001        2002            2001        2002          2001
                                                 ----          ----        ----            ----        ----          ----
                                                                     (dollars expressed in thousands)
Income statement information:

Interest income.............................  $   47,268       52,339           --         (42)        47,268      52,297
Interest expense............................      12,757       20,712        1,828       1,987         14,585      22,699
                                              ----------     --------      -------    --------       --------     -------
      Net interest income...................      34,511       31,627       (1,828)     (2,029)        32,683      29,598
Provision for loan losses...................       7,800          820           --          --          7,800         820
                                              ----------     --------      -------    --------       --------     -------
      Net interest income after
        provision for loan losses...........      26,711       30,807       (1,828)     (2,029)        24,883      28,778
                                              ----------     --------      -------    --------       --------     -------
Noninterest income..........................       5,264        6,343          (68)         --          5,196       6,343
Noninterest expense.........................      22,157       22,171           78         114         22,235      22,285
                                              ----------     --------      -------    --------       --------     -------
      Income before provision for
        income taxes........................       9,818       14,979       (1,974)     (2,143)         7,844      12,836
Provision for income taxes..................       3,720        5,772         (676)       (735)         3,044       5,037
                                              ----------     --------      -------    --------       --------     -------
      Net income............................  $    6,098        9,207       (1,298)     (1,408)         4,800       7,799
                                              ==========     ========      =======    ========       ========     =======


                                                          FB&T            Corporate and Other (1)     Consolidated Totals
                                              -------------------------   -----------------------     -------------------
                                                    Six Months Ended         Six Months Ended           Six Months Ended
                                                        June 30,                 June 30,                   June 30,
                                              -------------------------   -----------------------     -------------------
                                                 2002          2001        2002            2001         2002         2001
                                                 ----          ----        ----            ----         ----         ----
                                                                    (dollars expressed in thousands)
Income statement information:

Interest income.............................  $   94,134      107,078           --          42         94,134     107,120
Interest expense............................      26,428       43,052        3,587       4,817         30,015      47,869
                                              ----------     --------      -------    --------       --------     -------
      Net interest income...................      67,706       64,026       (3,587)     (4,775)        64,119      59,251
Provision for loan losses...................      15,500          910           --          --         15,500         910
                                              ----------     --------      -------    --------       --------     -------
      Net interest income after
        provision for loan losses...........      52,206       63,116       (3,587)     (4,775)        48,619      58,341
                                              ----------     --------      -------    --------       --------     -------
Noninterest income..........................      10,799       10,853          (87)       (131)        10,712      10,722
Noninterest expense.........................      42,833       42,963          199         316         43,032      43,279
                                              ----------     --------      -------    --------       --------     -------
      Income before provision for income
        taxes and cumulative effect of
         change in accounting principle.....      20,172       31,006       (3,873)     (5,222)        16,299      25,784
Provision for income taxes..................       7,622       12,056       (1,325)     (1,797)         6,297      10,259
                                              ----------     --------      -------    --------       --------     -------
      Income before cumulative effect
        of change in accounting principle...      12,550       18,950       (2,548)     (3,425)        10,002      15,525
Cumulative effect of change in accounting
   principle, net of tax....................          --         (459)          --          --             --        (459)
                                              ----------     --------      -------    --------       --------     -------
      Net income............................  $   12,550       18,491       (2,548)     (3,425)        10,002      15,066
                                              ==========     ========      =======    ========       ========     =======
-----------------
 (1) Corporate and other includes $1.2 million and $975,000 of guaranteed preferred debentures expense for the  three months ended June 30, 2002 and  2001, respectively. The applicable income tax benefit associated with the guaranteed preferred debentures expense was $437,000 and $341,000 for the three months ended June 30, 2002  and  2001, respectively. For the six  months  ended  June 30, 2002 and 2001, corporate  and  other includes  $2.3 million and $2.0 million of guaranteed preferred debentures expense,  respectively. The applicable income tax benefit associated with the guaranteed preferred debentures expense was $814,000 and $683,000 for the six months ended June 30, 2002 and 2001, respectively.

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

                                     General

         We are a registered bank holding company incorporated in Delaware and headquartered in San Francisco, California. Through the operation of our subsidiaries, we offer a broad array of financial services to consumer and commercial customers. Over the years, our organization has grown significantly, primarily as a result of acquisitions, as well as through internal growth. We currently operate one banking subsidiary that has 49 branch offices in northern and southern California and eight branch offices in Houston, Dallas, Irving, McKinney and Denton, Texas. At June 30, 2002, we had total assets of $3.06 billion, loans, net of unearned discount, of $2.28 billion, total deposits of $2.53 billion and total stockholders' equity of $301.9 million.

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

                               Financial Condition

         Our total assets were $3.06 billion at June 30, 2002 and December 31, 2001. The slight increase in total assets of $1.5 million was primarily attributable to our acquisition of the Denton and Garland, Texas branch offices of Union Planters Bank, National Association, completed on June 22, 2002, which provided assets of approximately $67.3 million. Consequently, federal funds sold increased $71.8 million from $11.3 million at December 31, 2001 to $83.1 million at June 30, 2002 due to the investment of excess funds. Derivative instruments also increased $7.1 million from $28.9 million at December 31, 2001 to $36.0 million at June 30, 2002 due to the purchase of an additional interest rate swap agreement in June 2002 and mark-to-market adjustments required under Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, which was implemented in January 2001. See further discussion under "--Interest Rate Risk Management." The increase in total assets was partially offset by decreases in investment securities and loans resulting primarily from the slowdown in economic conditions, lower loan demand and an anticipated level of attrition associated with our acquisitions of Charter Pacific Bank and BYL Bancorp, which were completed during the fourth quarter of 2001. Loans, net of unearned discount, decreased by $44.9 million, as further discussed under "--Loans and Allowance for Loan Losses." Investment securities decreased by $8.0 million to $360.2 million at June 30, 2002 from $368.2 million at December 31, 2001. The $7.1 million decline in available-for-sale investment securities, primarily reflects the excess maturities of $157.5 million over purchases of $147.2 million. The net proceeds associated with the decline in investment securities were utilized primarily to fund our reduction in total deposits. The increase in total deposits of $64.9 million resulting from our branch office purchases was offset by other decreases in deposits of $93.0 million during the six months ended June 30, 2002. The result was a net decrease in total deposits to $2.53 billion at June 30, 2002 from $2.56 billion at December 31, 2001, which reflects an anticipated level of attrition associated with our acquisitions in the fourth quarter of 2001 and continued aggressive competition within our market areas. In addition, certain large commercial accounts, particularly related to real estate title and escrow business, sharply reduced their deposit levels, reflecting reduced business activity as a result of general economic conditions. Short-term borrowings increased $26.6 million to $86.4 million at June 30, 2002 from $59.8 million at December 31, 2001 due primarily to increases in securities sold under agreements to repurchase. In addition, our note payable decreased by $21.0 million to $50.0 million at June 30, 2002 from $71.0 million at December 31, 2001 due to repayments, which were funded by dividends from FB&T.

         During the six months ended June 30, 2002, we utilized available cash to repurchase $327,000 of our common stock at an average cost of $36.59 per share. Our Board of Directors, through various resolutions passed from 1995 to 2000, has authorized the purchase of up to a cumulative total of 1,094,797 shares of common stock. As of June 30, 2002, we had purchased a total of 872,757 shares of common stock held for treasury. However, in October 2000, we issued 5,727,340 shares of our common stock and 803,429 shares of our common stock held for treasury to First Banks in conjunction with our acquisition of First Bank & Trust. Consequently, at June 30, 2002, we held 69,300 shares of common stock for treasury at an aggregate cost of $1.7 million. At June 30, 2002, we could purchase approximately 222,000 additional shares under the existing authorization.

                         Buyout of Minority Stockholders

         Currently, First Banks owns 93.76% of our outstanding voting stock, including 92.25% of our common stock and all of our Class B common stock. First Banks recently proposed to our Board of Directors that it acquire all of the outstanding capital stock of FBA which it does not already own, and all of our other stockholders would receive cash for their shares. Such a transaction would be in the form of a merger of FBA with First Banks and would require prior approval of our Board of Directors and, following the distribution of a proxy statement discussing the terms of a transaction in detail, by our stockholders.

         Specific terms of the proposed transaction have not been determined. On April 25, 2002, our Board of Directors discussed the proposal and voted to form a Special Committee composed solely of directors who are not affiliated with First Banks, to analyze the terms on which such a transaction might be acceptable to FBA. The Special Committee has engaged outside advisers, including its own independent legal counsel and financial advisor, to assist the Special Committee in evaluating such a transaction, including an analysis of the terms on which the transaction would be considered fair to our stockholders (other than First Banks) from a financial point of view. The transaction is likely to proceed if First Banks and the Special Committee are able to agree on terms, including the price at which all of our shares would be acquired. Discussions between First Banks and the Special Committee and its advisors regarding terms of a transaction have commenced but have not been completed.

         The process by which the transaction will be reviewed by the Special Committee before any proposal is made to stockholders will consist of several steps, and there is no assurance whether such a transaction will actually be presented to stockholders, voted upon or completed.


                              Results of Operations

Net Income

         Net income was $4.8 million, or $0.37 per share on a diluted basis, for the three months ended June 30, 2002, compared to $7.8 million, or $0.65 per share on a diluted basis, for the comparable period in 2001. Net income for the six months ended June 30, 2002 and 2001 was $10.0 million and $15.1 million, or $0.78 and $1.25 per share on a diluted basis, respectively. The implementation of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, resulted in the discontinuation of the amortization of certain intangibles associated with the purchase of subsidiaries. If we had implemented SFAS No. 142 at the beginning of 2001, net income for the quarter ended June 30, 2001 would have increased $1.3 million to $9.1 million, or $0.76 per share on a fully diluted basis, and net income for the six months ended June 30, 2001 would have increased $2.7 million to $17.7 million, or $1.47 per share on a fully diluted basis. In addition, the implementation of SFAS No. 133, on January 1, 2001, resulted in the recognition of a cumulative effect of change in accounting principle of $459,000, net of tax, which reduced net income in 2001. Excluding this item, net income would have been $15.5 million, or $1.29 per share on a diluted basis, for the six months ended June 30, 2001. The accounting for derivatives under the requirements of SFAS No. 133 will continue to have an impact on future financial results as further discussed under "--Noninterest Income." The decline in earnings for the three and six months ended June 30, 2002 primarily reflects significantly increased provisions for loan losses associated with the increased charge-off, delinquency and higher-than-normal nonperforming trends we are experiencing as a result of current economic conditions. The effects of our asset quality problems were partially offset by the net interest income generated by our acquisitions of Charter Pacific Bank and BYL Bancorp in October 2001.

Net Interest Income

         Net interest income was $32.7 million, or 4.94% of average interest-earning assets, for the three months ended June 30, 2002, in comparison to $29.6 million, or 5.01% of average interest-earning assets, for the comparable period in 2001, respectively. For the six months ended June 30, 2002 and 2001, net interest income was $64.1 million, or 4.85% of interest-earning assets, and $59.3 million, or 5.03% of interest-earning assets, respectively. We credit the increased net interest income primarily to the net interest-earning assets provided by our acquisitions completed during the fourth quarter of 2001, internal loan growth and earnings associated with our interest rate swap agreements that we entered into in connection with our interest rate risk management program. As further discussed under "--Interest Rate Risk Management," for the three and six months ended June 30, 2002, these agreements provided net interest income of $6.3 million and $12.5 million, respectively, in comparison to $2.4 million and $3.0 million for the comparable periods in 2001. The increase in net interest income, however, was partially offset by reductions in prevailing interest rates during 2001, generally weaker loan demand and overall economic conditions, resulting in the decline in our net interest margin. Guaranteed preferred debentures expense was $1.2 million and $2.3 million for the three and six months ended June 30, 2002, compared to $975,000 and $2.0 million for the comparable periods in 2001, respectively. The increase for 2002 reflects a change in estimate regarding the amortization period over which the deferred issuance costs are being amortized.

         Average loans, net of unearned discount, were $2.28 billion and $2.30 billion for the three and six months ended June 30, 2002, respectively, in comparison to $2.07 billion and $2.06 billion for the comparable periods in 2001. The yield on our loan portfolio, however, decreased to 7.60% and 7.54% for the three and six months ended June 30, 2002, respectively, from 9.21% and 9.44% for the comparable periods in 2001. This was a major contributor to the decline in our net interest margin of seven basis points and 18 basis points for the three and six months ended June 30, 2002, respectively, from the comparable periods in 2001. We attribute the decline in yields and our net interest margin primarily to the decreases in prevailing interest rates during 2001. During the period from January 1, 2001 through December 31, 2001, the Board of Governors of the Federal Reserve System decreased the targeted Federal funds rate 11 times, resulting in 11 decreases in the prime rate of interest from 9.50% to 4.75%. This is reflected not only in the rate of interest earned on loans that are indexed to the prime rate, but also in other assets and liabilities which either have variable or adjustable rates, or which matured or repriced during this period. As discussed above, the reduced level of interest income earned on our loan portfolio as a result of declining interest rates and increased competition within our market areas was partially mitigated by the earnings associated with our interest rate swap agreements.

         For the three and six months ended June 30, 2002, the aggregate weighted average rate paid on our deposit portfolio decreased to 2.48% and 2.58%, respectively, from 4.48% and 4.67% for the comparable periods in 2001. We attribute the decline primarily to rates paid on savings and time deposits, which have continued to decline in conjunction with the interest rate reductions previously discussed. The decrease in rates paid for the three and six months ended June 30, 2002 is a result of generally decreasing interest rates during 2001. However, the competitive pressures on deposits within our market areas precluded us from fully reflecting the general interest rate decreases in our deposit pricing and still providing an adequate funding source for loans.

         The aggregate weighted average rate paid on our note payable and short-term borrowings decreased to 3.12% for the three and six months ended June 30, 2002, from 5.52% and 6.43% for the comparable periods in 2001, respectively, which is reflective of the current rate environment for these instruments. Amounts outstanding under our $100.0 million revolving note payable to First Banks bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. Thus, our revolving note payable represents a relatively high-cost funding source as increased advances have the effect of increasing the weighted average rate of non-deposit liabilities. The overall cost of this funding source, however, has been significantly mitigated by the reductions in the prime lending rate during 2001 and in the outstanding balance of the note payable in 2002.

         The aggregate weighted average rate paid on our guaranteed preferred debentures increased to 11.22% and 10.53% for the three and six months ended June 30, 2002, respectively, from 8.83% and 8.88% for the comparable periods in 2001. The increase is due to the change in estimate regarding the amortization period over which the deferred issuance costs associated with these obligations are being amortized.

         The following table sets forth certain information relating to our average balance sheets, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the periods indicated.

                                             Three Months Ended June 30,                      Six Months Ended June 30,
                                 --------------------------------------------------  -----------------------------------------------
                                           2002                      2001                    2002                  2001
                                 -------------------------  -----------------------  --------------------- -------------------------
                                           Interest                  Interest                 Interest               Interest
                                  Average  Income/  Yield/  Average  Income/ Yield/  Average  Income/ Yield/ Average Income/ Yield/
                                  Balance  Expense   Rate   Balance  Expense  Rate   Balance  Expense  Rate  Balance Expense  Rate
                                  -------  -------  -----   -------  ------- -----   -------  ------- -----  ------- ------- ------
                                                                       (dollars expressed in thousands)

             Assets
             ------

Interest-earning assets:
   Loans (1)(2)(3)(4).......... $2,277,848 43,167  7.60% $2,065,353  47,437  9.21% $2,302,264 86,039  7.54% $2,058,289  96,317 9.44%
   Investment securities (3)...    315,410  3,854  4.90     203,921   3,626  7.13     320,420  7,741  4.87     237,239   8,739 7.43
   Federal funds sold
     and other.................     62,147    247  1.59      98,591   1,234  5.02      45,445    354  1.57      77,793   2,064 5.35
                                ---------- ------        ----------  ------        ---------- ------        ---------- -------
     Total interest-
       earning assets..........  2,655,405 47,268  7.14   2,367,865  52,297  8.86   2,668,129 94,134  7.11   2,373,321 107,120 9.10
                                           ------                    ------                   ------                   -------
Nonearning assets..............    330,253                  271,381                   332,689                  270,432
                                ----------               ----------                ----------               ----------
     Total assets.............. $2,985,658               $2,639,246                $3,000,818               $2,643,753
                                ==========               ==========                ==========               ==========

Liabilities and
   Stockholders' Equity
-----------------------

Interest-bearing liabilities:
   Interest-bearing demand
     deposits.................. $  310,400    783  1.01% $  218,770     916  1.68% $  306,583  1,591  1.05% $  213,124   1,841 1.74%
   Savings deposits............    920,821  4,620  2.01     749,565   7,289  3.90     921,788  9,223  2.02     742,188  15,104 4.10
   Time deposits of $100
     or more...................    290,786  2,791  3.85     306,976   4,328  5.66     295,577  5,957  4.06     302,379   8,786 5.86
   Other time deposits (4).....    461,050  4,078  3.55     535,825   7,676  5.75     469,697  8,738  3.75     550,809  16,113 5.90
                                ---------- ------        ----------  ------        ---------- ------        ---------- ------- 4.67
     Total interest-bearing
       deposits................  1,983,057 12,272  2.48   1,811,136  20,209  4.48   1,993,645 25,509  2.58   1,808,500  41,844

   Note payable and
    short-term borrowings......    136,766  1,065  3.12     110,100   1,515  5.52     140,948  2,181  3.12     127,756   4,075 6.43
   Guaranteed preferred
    debentures.................     44,628  1,248 11.22      44,306     975  8.83      44,507  2,325 10.53      44,298   1,950 8.88
                                ---------- ------        ----------  ------        ---------- ------        ---------- -------
     Total interest-bearing
        liabilities............  2,164,451 14,585  2.70   1,965,542  22,699  4.63   2,179,100 30,015  2.78   1,980,554  47,869 4.87
                                           ------                    ------                   ------                   -------
Noninterest-bearing
   liabilities:
   Demand deposits.............    486,251                  408,763                   485,685                  411,843
   Other liabilities...........     42,446                   43,212                    44,113                   39,403
                                ----------               ----------                ----------               ----------
     Total liabilities.........  2,693,148                2,417,517                 2,708,898                2,431,800
Stockholders' equity...........    292,510                  221,729                   291,920                  211,953
                                ----------               ----------                ----------               ----------
     Total liabilities and
        stockholders' equity... $2,985,658               $2,639,246                $3,000,818               $2,643,753
                                ==========               ==========                ==========               ==========

Net interest income............            32,683                    29,598                   64,119                    59,251
                                           ======                    ======                   ======                   =======
Interest rate spread...........                    4.44                      4.23                     4.33                     4.23
Net interest margin (5)........                    4.94%                     5.01%                    4.85%                    5.03%
                                                   =====                     ====                    =====                     ====
-------------------------
(1)  For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2)  Interest income on loans includes loan fees.
(3)  FBA has no tax-exempt income.
(4)  Interest income and interest expense include the effects of interest rate swap agreements.
(5)  Net interest margin is the ratio of net interest income to average interest-earning assets.

Provision for Loan Losses

         The provision for loan losses was $7.8 million and $15.5 million for the three and six months ended June 30, 2002, compared to $820,000 and $910,000 for the comparable periods in 2001, respectively. The provision for loan losses reflects the level of loan charge-offs and recoveries, the adequacy of the allowance for loan losses and the effect of economic conditions within our markets. We attribute the increase in the provision for loan losses primarily to the significant increase in net loan charge-offs and past due loans. Net loan charge-offs were $3.7 million and $15.8 million for the three and six months ended June 30, 2002, respectively, in comparison to $2.9 million and $4.3 million for the comparable periods in 2001. The increase in net charge-offs for the three and six months ended June 30, 2002 primarily reflects the general slowdown in economic conditions prevalent within our markets as well as an aggregate of $12.9 million of loan charge-offs on four large credit relationships. Loan recoveries were $1.8 million and $3.6 million for the three and six months ended June 30, 2002, respectively, in comparison to $717,000 and $1.5 million for the comparable periods in 2001. Although nonperforming assets and past due loans have declined to $37.3 million at June 30, 2002 from $47.5 million at December 31, 2001, our overall nonperforming and past due trends remain at higher than historical levels and are expected to remain at these levels in the near future. However, we believe these trends represent normal cyclical trends experienced within the banking industry during times of economic slowdown. Management considered these trends in its overall assessment of the adequacy of the allowance for loan losses.

         Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under "--Loans and Allowance for Loan Losses."

Noninterest Income

         Noninterest income was $5.2 million and $10.7 million for the three and six months ended June 30, 2002, respectively, in comparison to $6.3 million and $10.7 million for the comparable periods in 2001. Noninterest income primarily consists of service charges on deposit accounts and customer service fees, bank-owned life insurance investment income, net gains or losses on derivative instruments and other income.

         Service charges on deposit accounts and customer service fees increased to $3.1 million and $5.9 million for the three and six months ended June 30, 2002, respectively, from $2.1 million and $4.3 million for the comparable periods in 2001. We attribute the increase in service charges and customer service fees to:

          >>   increased deposit balances provided by internal growth;

          >>   our acquisitions completed during 2001;

          >> additional products and services available and utilized by our expanding base of consumer and corporate customers;

          >> increased fee income resulting from revisions of our customer service charge rates, effective July 1, 2001, and enhanced control of fee waivers; and

          >>   increased   income   associated  with  automated  teller  machine
               services and debit cards.

         Bank-owned life insurance investment income was $516,000 and $924,000 for the three and six months ended June 30, 2002, respectively, in comparison to $332,000 and $666,000 for the comparable periods in 2001. The increase for 2002 reflects changes in the portfolio mix of the underlying investments made by management to improve our return on this product as well as the reinvestment of earnings.

         The net loss on derivative instruments was $3,000 and $139,000 for the three and six months ended June 30, 2002, respectively, in comparison to the net gain of $2.6 million and $2.9 million for the comparable periods in 2001. The decrease in income from derivative instruments reflects $2.1 million of gains resulting from the termination of certain interest rate swap agreements during the second quarter of 2001, the sale of the interest rate floor agreements in November 2001 and changes in the fair value of our interest rate cap agreement and fair value hedges.

         Other income was $1.6 million and $4.0 million for the three and six months ended June 30, 2002, respectively, in comparison to $1.3 million and $3.1 million for the comparable periods in 2001. We attribute the primary components of the increase to:

          >>   our acquisitions completed during 2001;

          >> increased earnings associated with our international banking products;

          >>   increased loan servicing fees;

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

Noninterest Expense

         Noninterest expense was $22.2 million and $43.0 million for the three and six months ended June 30, 2002, respectively, compared to $22.3 million and $43.3 million for the comparable periods in 2001. Noninterest expense consists primarily of salaries and employee benefits, occupancy, net of rental income, information technology fees, legal, examination and professional fees and other expense.

         Salaries and employee benefits were $9.4 million and $17.8 million for the three and six months ended June 30, 2002, respectively, in comparison to $8.3 million and $16.4 million for the comparable periods in 2001. We primarily associate the increase with our 2001 acquisitions. However, the increase also reflects the higher salary and employee benefit costs associated with employing and retaining qualified personnel. In addition, the increase includes various additions to staff throughout 2001 to enhance senior management expertise and expand our product lines.

         Occupancy, net of rental income, and furniture and equipment expense was $3.9 million and $7.5 million for the three and six months ended June 30, 2002, respectively, in comparison to $3.4 million and $6.8 million for the comparable periods in 2001. We primarily attribute the increase to our 2001 acquisitions, the relocation of certain branches and operational areas, increased depreciation expense associated with numerous capital expenditures and the continued expansion and renovation of various corporate and branch offices.

         Information technology fees were $2.4 million and $5.2 million for the three months and six months ended June 30, 2002, respectively, in comparison to $2.3 million and $4.8 million for the comparable periods in 2001. As more fully described in Note 5 to our consolidated financial statements, First Services, L.P. provides information technology and operational support to FB&T and us. We attribute the increased fees to growth and technological advancements consistent with our product and services offerings, and continued upgrades to technological equipment, networks and communication channels.

         Legal, examination and professional fees were $3.1 million and $5.3 million for the three and six months ended June 30, 2002, respectively, in comparison to $2.3 million and $4.7 million for comparable periods in 2001. The increase in these fees is primarily due to our expanded utilization of legal and professional services in conjunction with general corporate activities, commercial loan documentation, collection efforts and an increase in management fees paid to First Banks for various corporate services. See Note 5 to our consolidated financial statements for a further discussion of transactions with related parties.

         Amortization of intangibles associated with the purchase of subsidiaries was $266,000 and $532,000 for the three and six months ended June 30, 2002, respectively, in comparison to $1.4 million and $2.8 million for the comparable periods in 2001. As more fully discussed in Note 3 to our consolidated financial statements, the significant decrease for 2002 is primarily attributable to the implementation of SFAS No. 142 in January 2002.

         Other expense was $2.2 million and $4.6 million for the three and six months ended June 30, 2002, respectively, in comparison to $3.7 million and $6.0 million for the comparable periods in 2001. Other expense encompasses numerous general and administrative expenses including travel, meals and entertainment, insurance, freight and courier services, correspondent bank charges, miscellaneous losses and recoveries, memberships and subscriptions and transfer agent fees. We attribute the majority of the decrease in other expense in 2002 to a $1.2 million charge that occurred in June 2001 associated with the establishment of a specific reserve on an unfunded letter of credit. The overall decrease was partially offset by expenses relating to our acquisitions completed during 2001, including certain nonrecurring expenses associated with those acquisitions, and overall continued growth and expansion of our banking franchise.

Provision for Income Taxes

         The provision for income taxes was $3.0 million and $6.3 million for the three and six months ended June 30, 2002, representing an effective income tax rate of 38.8% and 38.6%, respectively, in comparison to $5.0 million and $10.3 million, representing an effective income tax rate of 39.2% and 39.8%, for the comparable periods in 2001, respectively. The decrease in the effective income tax rate for 2002 reflects the significant decline in amortization of intangibles associated with the purchase of subsidiaries, in accordance with the requirements of SFAS No. 142, which is not deductible for tax purposes.

                          Interest Rate Risk Management

         We utilize derivative financial instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The derivative instruments we hold are summarized as follows:

                                                                      June 30, 2002             December 31, 2001
                                                                  ---------------------      -----------------------
                                                                   Notional     Credit       Notional       Credit
                                                                    Amount     Exposure       Amount       Exposure
                                                                    ------     --------       ------       --------
                                                                            (dollars expressed in thousands)

         Cash flow hedges.....................................  $  605,000       1,083        555,000        1,006
         Fair value hedges....................................     100,900       2,307         54,900        1,881
         Interest rate cap agreement..........................     150,000         186        150,000          688
                                                                ==========       =====        =======       ======

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

         During the three and six months ended June 30, 2002, the net interest income realized on our derivative financial instruments was $6.3 million and $12.5 million, respectively, in comparison to $2.4 million and $3.0 million for the comparable periods in 2001. In addition, we realized a net loss on derivative instruments, which is included in noninterest income, of $3,000 and $139,000 for the three and six months ended June 30, 2002, respectively, in comparison to a net gain of $2.6 million and $2.9 million for the comparable periods in 2001. The net decrease in income from 2001 reflects $2.1 million of gains resulting from the termination of certain interest rate swap agreements during the second quarter of 2001, the sale of the interest rate floor agreements in November 2001 and changes in the fair value of our interest cap agreement and fair value hedges.

Cash Flow Hedges

         During September 2000, March 2001, April 2001 and March 2002, we entered into $300.0 million, $200.0 million, $130.0 million and $50.0 million notional amount, respectively, of interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income over time. The swap agreements, which have been designated as cash flow hedges, provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.70%, 2.82%, 2.82% and 2.80%, respectively. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. In November 2001, we terminated $75.0 million notional amount of the swap agreements originally entered into in April 2001, which would have expired in April 2006, in order to appropriately modify our overall hedge position in accordance with our interest rate risk management program. We recorded a pre-tax gain of $2.6 million in conjunction with the termination of these swap agreements. The amount receivable by us under the swap agreements was $1.7 million at June 30, 2002 and December 31, 2001, and the amount payable by us was $607,000 and $647,000 at June 30, 2002 and December 31, 2001, respectively.

         The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as cash flow hedges as of June 30, 2002 and December 31, 2001 were as follows:

                                                          Notional     Interest Rate     Interest Rate      Fair
                         Maturity Date                     Amount          Paid            Received         Value
                         -------------                    --------      -----------     -------------    ----------
                                                                      (dollars expressed in thousands)

         June 30, 2002:
             March 14, 2004...........................  $  50,000           1.95%             3.93%        $    803
             September 20, 2004.......................    300,000           2.05              6.78           21,750
             March 21, 2005...........................    200,000           1.93              5.24            8,086
             April 2, 2006............................     55,000           1.93              5.45            2,465
                                                        ---------                                          --------
                                                        $ 605,000           1.99              5.91         $ 33,104
                                                        =========          =====             =====         ========

         December 31, 2001:
             September 20, 2004.......................  $ 300,000           2.05%             6.78%        $ 20,490
             March 21, 2005...........................    200,000           1.93              5.24            4,951
             April 2, 2006............................     55,000           1.93              5.45            1,268
                                                        ---------                                          --------
                                                        $ 555,000           1.99              6.09         $ 26,709
                                                        =========          =====             =====         ========

Fair Value Hedges

         We entered into the following interest rate swap agreements, designated as fair value hedges, to effectively shorten the repricing characteristics of certain interest-bearing liabilities to correspond more closely with their funding source with the objective of stabilizing net interest income over time:

          >> During January 2001, we entered into $54.9 million notional amount of interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate. The terms of the swap agreements provide for us to pay interest on a quarterly basis and receive interest on a semiannual basis. The amount receivable by us under the swap agreements was $1.4 million at June 30, 2002 and December 31, 2001, and the amount payable by us under the swap agreements was $254,000 and $318,000 at June 30, 2002 and December 31, 2001,
               respectively.

          >> During June 2002, we entered into $46.0 million notional amount of interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate plus 1.97%. The underlying hedged liabilities are our guaranteed preferred beneficial interests in First Banks America, Inc. subordinated debentures. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis beginning in September 2002.

         The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as fair value hedges as of June 30, 2002 and December 31, 2001 were as follows:

                                                          Notional     Interest Rate     Interest Rate      Fair
                         Maturity Date                     Amount          Paid            Received         Value
                         -------------                    --------      -----------     -------------    ----------
                                                                      (dollars expressed in thousands)

         June 30, 2002:
             January 9, 2004........................... $  10,000           2.01%             5.37%        $   388
             January 9, 2006...........................    44,900           2.01              5.51           2,122
             June 30, 2028.............................    46,000           3.83              8.50             239
                                                        ---------                                          -------
                                                        $ 100,900           2.84              6.86         $ 2,749
                                                        =========          =====             =====         =======

         December 31, 2001:
             January 9, 2004........................... $  10,000           2.48%             5.37%        $   352
             January 9, 2006...........................    44,900           2.48              5.51           1,160
                                                        ---------                                          -------
                                                        $  54,900           2.48              5.48         $ 1,512
                                                        =========          =====             =====         =======

Interest Rate Cap Agreement

         In conjunction with the interest rate swap agreements that we entered into in September 2000, we also entered into a four-year $150.0 million notional amount interest rate cap agreement to limit the net interest expense associated with our interest rate swap agreements in the event of a rising rate scenario. The interest rate cap agreement provides for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month London Interbank Offering Rate and the strike price of 7.50% should the three-month London Interbank Offering Rate exceed the strike price. At June 30, 2002 and December 31, 2001, the carrying value of this interest rate cap agreement, which is included in derivative instruments in the consolidated balance sheets, was $186,000 and $688,000, respectively.

Pledged Collateral

         At June 30, 2002 and December 31, 2001, we had pledged investment securities available for sale with a carrying value of $771,000 and $894,000, respectively, in connection with our interest rate swap agreements. In addition, at June 30, 2002 and December 31, 2001, we had accepted, as collateral in connection with the interest rate swap agreements, cash of $37.2 million and $1.5 million, respectively. At December 31, 2001, we had also accepted investment securities with a fair value of $28.5 million as collateral in connection with our interest rate swap agreements. We are permitted by contract to sell or repledge the collateral accepted from our counterparties, however, at June 30, 2002 and December 31, 2001, we had not done so.

                       Loans and Allowance for Loan Losses

         Interest earned on our loan portfolio represents our principal source of income. Interest and fees on loans were 91.3% and 91.4% of total interest income for the three and six months ended June 30, 2002, respectively, in comparison to 90.7% and 89.9% for the comparable periods in 2001. Total loans, net of unearned discount, were $2.28 billion, or 74.4% of total assets, at June 30, 2002, compared to $2.32 billion, or 75.9% of total assets, at December 31, 2001. The decrease in loans, as reflected on our consolidated balance sheets, is primarily attributable to an anticipated amount of attrition associated with our acquisitions completed during the fourth quarter of 2001, current economic conditions prevalent within our markets resulting in lower loan demand, a decreased level of loans purchased from First Bank and the continued decline in our existing consumer and installment portfolio. Commensurate with our prescribed credit exposure guidelines for extending credit, loan participations sold to and purchased from First Bank were $197.4 million and $77.7 million at June 30, 2002, respectively, in comparison to $137.6 million and $93.1 million at December 31, 2001. See Note 5 to the consolidated financial statements for further discussion of transactions with related parties.

         Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of the dates indicated:

                                                                                        June 30,       December 31,
                                                                                          2002             2001
                                                                                          ----             ----
                                                                                    (dollars expressed in thousands)

         Nonperforming loans........................................................  $    18,488         19,564
         Other real estate..........................................................          547            547
                                                                                      -----------      ---------
                  Total nonperforming assets........................................  $    19,035         20,111
                                                                                      ===========      =========

         Loans, net of unearned discount............................................  $ 2,278,398      2,323,263
                                                                                      ===========      =========

         Loans past due:
             Over 30 days to 90 days................................................  $    16,624         18,713
             Over 90 days and still accruing........................................        1,638          8,660
                                                                                      -----------      ---------
                  Total past due loans..............................................  $    18,262         27,373
                                                                                      ===========      =========

         Ratio of:
             Allowance for loan losses to loans.....................................         1.86%          1.84%
             Nonperforming loans to loans...........................................         0.81           0.84
             Allowance for loan losses to nonperforming loans.......................       229.66         218.37
             Nonperforming assets to loans and other real estate....................         0.84           0.87
                                                                                      ===========      =========

         Nonperforming loans, consisting of loans on nonaccrual status and certain restructured loans, were $18.5 million at June 30, 2002, in comparison to $19.6 million at December 31, 2001. Nonperforming and past due loans have decreased 5.5% and 33.3%, respectively, at June 30, 2002 compared to December 31, 2001, however, they remain at higher-than-normal levels. Nonperforming loans at June 30, 2002 increased 25.9% from $14.7 million at June 30, 2001, further contributing to the increased provisions for loan losses in 2002. In addition, net loan charge-offs increased significantly to $3.7 million and $15.8 million for the three and six months ended June 30, 2002, respectively, from $2.9 million and $4.3 million for the comparable periods in 2001, primarily due to the general slowdown in economic conditions as well as charge-offs aggregating $12.9 million on four large credit relationships. We attribute the higher trends in nonperforming and past due loans and charge-offs to cyclical trends experienced within the banking industry, as a result of economic slowdown and we anticipate these trends will continue in the near future.

         The following table is a summary of our loan loss experience for the periods indicated:

                                                                         Three Months Ended      Six Months Ended
                                                                              June 30,               June 30,
                                                                       ----------------------  --------------------
                                                                        2002          2001       2002        2001
                                                                        ----          ----       ----        ----
                                                                             (dollars expressed in thousands)

         Allowance for loan losses, beginning of period............    $  38,318      36,678       42,721    37,930
                                                                       ---------    --------    ---------  --------
         Loans charged-off.........................................       (5,478)     (3,629)     (19,329)   (5,797)
         Recoveries of loans previously charged-off................        1,819         717        3,567     1,543
                                                                       ---------    --------    ---------  --------
         Net loan charge-offs......................................       (3,659)     (2,912)     (15,762)   (4,254)
                                                                       ---------    --------    ---------  --------
         Provision for loan losses.................................        7,800         820       15,500       910
                                                                       ---------    --------    ---------  --------
         Allowance for loan losses, end of period..................    $  42,459      34,586       42,459    34,586
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

                                    Liquidity

         Our liquidity and the liquidity of FB&T is the ability to maintain a cash flow which is adequate to fund operations, service debt obligations and meet other commitments on a timely basis. FB&T receives funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more, borrowing federal funds, selling securities under agreements to repurchase and utilizing borrowings from the Federal Home Loan Bank and other borrowings, including our revolving note payable to First Banks. The aggregate funds acquired from these sources were $443.6 million and $445.1 million at June 30, 2002 and December 31, 2001, respectively.

         The following table presents the maturity structure of these other sources of funds, which consists of certificates of deposit of $100,000 or more, short-term borrowings and our revolving note payable, at June 30, 2002:

                                                                         (dollars expressed in thousands)

         Three months or less...................................................    $ 195,967
         Over three months through six months...................................       71,539
         Over six months through twelve months..................................      115,062
         Over twelve months.....................................................       61,032
                                                                                    ---------
                  Total.........................................................    $ 443,600
                                                                                    =========

         We have periodically borrowed from First Banks under our revolving note payable. Borrowings under the revolving note payable have been utilized to facilitate the funding of our acquisitions, support repurchases of common stock from time to time and for other corporate purposes. Borrowings under the revolving note payable bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. The principal under the revolving note payable is due and payable on February 24, 2003 and interest is payable on a quarterly basis. At June 30, 2002 and December 31, 2001, there were $50.0 million and $71.0 million of advances outstanding under our revolving note payable. See Note 5 to the consolidated financial statements.

         In addition to these sources of funds, FB&T has established a borrowing relationship with the Federal Reserve Bank of San Francisco. This borrowing relationship, which is secured by commercial loans, provides an additional liquidity facility that may be utilized for contingency purposes. At June 30, 2002 and December 31, 2001, FB&T's borrowing capacity under this agreement was approximately $776.7 million and $774.5 million, respectively. In addition, FB&T's borrowing capacity through its relationship with the Federal Home Loan Bank was approximately $1.1 million and $1.0 million at June 30, 2002 and December 31, 2001, respectively. At June 30, 2002 and December 31, 2001, FB&T had no amounts outstanding under either of these agreements.

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

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At December 31, 2001, our risk management program's simulation model indicated a loss of projected net interest income in the event of a decline in interest rates. While a decline in interest rates of less than 100 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous, parallel decline in the interest yield curve of 100 basis points indicated a pre-tax projected loss of approximately 5.5% of net interest income, based on assets and liabilities at December 31, 2001. At June 30, 2002, we remain in an "asset-sensitive" position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with reductions in prevailing interest rates throughout 2001, is reflected in our reduced net interest margin for the three and six months ended June 30, 2002 as compared to the comparable periods in 2001 and further discussed under "--Results of Operations." During the three and six months ended June 30, 2002, our asset-sensitive position and overall susceptibility to market risks have not changed materially.

                           PART II - OTHER INFORMATION


                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

               Exhibit Number                  Description
               --------------                  -----------

                    99.1 Certification of Periodic Report - Chief Executive Officer

                    99.2 Certification of Periodic Report - Chief Financial Officer

(b)   We filed no reports on Form 8-K for the three months ended June 30, 2002.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   FIRST BANKS AMERICA, INC.





                                   By: /s/ James F. Dierberg
                                       -----------------------------------------
                                           James F. Dierberg
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer
August 12, 2002                            (Principal Executive Officer)




                                   By: /s/ Allen H. Blake
                                       -----------------------------------------
                                           Allen H. Blake
                                           Executive Vice President, and
                                           Chief Financial Officer
August 12, 2002                            (Principal Financial and
                                           Accounting Officer)

                                                                    Exhibit 99.1

                        CERTIFICATION OF PERIODIC REPORT

         I, James F. Dierberg, Chairman of the Board of Directors, President and Chief Executive Officer of First Banks America, Inc. (the Company), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         (1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2002 (the Report) fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  August 12, 2002               /s/ James F. Dierberg
                                      ------------------------------------------
                                          James F. Dierberg
                                          Chairman of the Board of Directors,
                                          President and Chief Executive Officer

                                                                    Exhibit 99.2

                        CERTIFICATION OF PERIODIC REPORT

         I, Allen H. Blake, Executive Vice President and Chief Financial Officer of First Banks America, Inc. (the Company), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         (1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended June 30, 2002 (the Report) fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  August 12, 2002               /s/ Allen H. Blake
                                      ------------------------------------------
                                          Allen H. Blake
                                          Executive Vice President and
                                          Chief Financial Officer