Form 10-Q
period 2002-09-30
FIRST BANKS AMERICA INC
filed 2002-11-12
CIK 310979

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


 (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended September 30, 2002

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

                        Yes     X           No
                            ---------          ---------


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

                                                     Shares  Outstanding
                 Class                               at October 31, 2002
                 -----                               -------------------

     Common Stock, $0.15 par value                       10,343,860
     Class B Common Stock, $0.15 par value                2,500,000

                            FIRST BANKS AMERICA, INC.

                                TABLE OF CONTENTS





                                                                                                       Page
                                                                                                       ----

PART I.         FINANCIAL INFORMATION

   ITEM 1.      FINANCIAL STATEMENTS - (UNAUDITED):

                CONSOLIDATED BALANCE SHEETS.........................................................     1

                CONSOLIDATED STATEMENTS OF INCOME...................................................     3

                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    AND COMPREHENSIVE INCOME........................................................     4

                CONSOLIDATED STATEMENTS OF CASH FLOWS...............................................     5

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..........................................     6

   ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS.......................................................    13

   ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........................    25

   ITEM 4.      CONTROLS AND PROCEDURES.............................................................    26

PART II.        OTHER INFORMATION

   ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K....................................................    27

SIGNATURES..........................................................................................    28

CERTIFICATIONS......................................................................................  29 - 32




                         PART I - FINANCIAL INFORMATION
                          ITEM 1 - FINANCIAL STATEMENTS

                            FIRST BANKS AMERICA, INC.

                           CONSOLIDATED BALANCE SHEETS
        (dollars expressed in thousands, except share and per share data)



                                                                                        September 30,   December 31,
                                                                                            2002            2001
                                                                                            ----            ----
                                                                                         (unaudited)
                                                 ASSETS
                                                 ------

Cash and cash equivalents:
    Cash and due from banks...........................................................  $    88,849         103,421
    Interest-bearing deposits with other financial institutions
       with maturities of three months or less........................................        1,491           4,376
    Federal funds sold................................................................       72,600          11,300
                                                                                        -----------     -----------
         Total cash and cash equivalents..............................................      162,940         119,097
                                                                                        -----------     -----------

Investment securities:
    Available for sale, at fair value.................................................      391,080         364,518
    Held to maturity, at amortized cost (fair value of $2,529 and $3,745
       at September 30, 2002 and December 31, 2001, respectively).....................        2,463           3,689
                                                                                        -----------     -----------
         Total investment securities..................................................      393,543         368,207
                                                                                        -----------     -----------
Loans:
    Commercial, financial and agricultural............................................      744,384         770,992
    Real estate construction and development..........................................      540,748         518,325
    Real estate mortgage..............................................................    1,011,700       1,001,663
    Consumer and installment..........................................................       20,215          33,578
                                                                                        -----------     -----------
         Total loans..................................................................    2,317,047       2,324,558
    Unearned discount.................................................................       (6,459)         (1,295)
    Allowance for loan losses.........................................................      (46,633)        (42,721)
                                                                                        -----------     -----------
         Net loans....................................................................    2,263,955       2,280,542
                                                                                        -----------     -----------

Derivative instruments................................................................       52,374          28,909
Bank premises and equipment, net of accumulated depreciation and amortization.........       46,799          46,746
Intangibles associated with the purchase of subsidiaries, net of amortization.........      103,687         103,153
Bank-owned life insurance.............................................................       29,387          28,119
Accrued interest receivable...........................................................       13,291          15,233
Deferred income taxes.................................................................       55,299          57,746
Other assets..........................................................................       17,895          13,236
                                                                                        -----------     -----------
         Total assets.................................................................  $ 3,139,170       3,060,988
                                                                                        ===========     ===========

The  accompanying  notes  are an  integral  part of the  consolidated  financial statements.

                            FIRST BANKS AMERICA, INC.

        (dollars expressed in thousands, except share and per share data)



                                                                                        September 30,   December 31,
                                                                                            2002            2001
                                                                                            ----            ----
                                                                                         (unaudited)
                                              LIABILITIES
                                              -----------

Deposits:
    Demand:
      Non-interest-bearing............................................................  $   526,424         529,924
      Interest-bearing................................................................      306,005         297,033
    Savings...........................................................................      980,861         920,737
    Time deposits:
      Time deposits of $100 or more...................................................      296,275         314,287
      Other time deposits.............................................................      472,913         493,280
                                                                                        -----------     -----------
         Total deposits...............................................................    2,582,478       2,555,261
Short-term borrowings.................................................................      100,672          59,780
Note payable..........................................................................       37,000          71,000
Guaranteed preferred beneficial interest in First Banks
    America, Inc. subordinated debentures.............................................       45,373          44,342
Accrued interest payable..............................................................        4,520           6,277
Deferred income taxes.................................................................       26,173          19,054
Accrued expenses and other liabilities................................................       25,831          19,957
                                                                                        -----------     -----------
         Total liabilities............................................................    2,822,047       2,775,671
                                                                                        -----------     -----------



                                         STOCKHOLDERS' EQUITY
                                         --------------------


Common stock:
    Common stock, $0.15 par value; 15,000,000 shares authorized;
      10,416,460 shares issued at September 30, 2002 and
      December 31, 2001...............................................................        1,562           1,562
    Class B common stock, $0.15 par value; 4,000,000 shares
      authorized; 2,500,000 shares issued and outstanding at
      September 30, 2002 and December 31, 2001........................................          375             375
Capital surplus.......................................................................      184,979         184,979
Retained earnings since elimination of accumulated deficit
    effective December 31, 1994.......................................................       97,505          80,509
Treasury stock, at cost; 69,900 shares and 60,400 shares
    at September 30, 2002 and December 31, 2001, respectively.........................       (1,682)         (1,332)
Accumulated other comprehensive income................................................       34,384          19,224
                                                                                        -----------     -----------
         Total stockholders' equity...................................................      317,123         285,317
                                                                                        -----------     -----------
         Total liabilities and stockholders' equity...................................  $ 3,139,170       3,060,988
                                                                                        ===========     ===========

                                                 FIRST BANKS AMERICA, INC.

                                      CONSOLIDATED STATEMENTS OF INCOME - (UNAUDITED)
                                 (dollars expressed in thousands, except per share data)

                                                                                 Three Months Ended        Nine Months Ended
                                                                                   September  30,            September 30,
                                                                                --------------------     --------------------
                                                                                  2002          2001       2002       2001
                                                                                  ----          ----       ----       ----
Interest income:
    Interest and fees on loans..............................................    $43,102       45,467     129,141    141,784
    Investment securities...................................................      4,222        3,700      11,963     12,439
    Federal funds sold and other............................................        329        1,618         683      3,682
                                                                                -------      -------     -------    -------
         Total interest income..............................................     47,653       50,785     141,787    157,905
                                                                                -------      -------     -------    -------
Interest expense:
    Deposits:
      Interest-bearing demand...............................................        727          939       2,318      2,780
      Savings...............................................................      4,482        6,644      13,705     21,748
      Time deposits of $100 or more.........................................      2,684        3,987       8,641     12,773
      Other time deposits...................................................      4,032        6,652      12,770     22,765
    Short-term borrowings...................................................        350          596       1,269      1,804
    Note payable............................................................        541          792       1,803      3,659
    Guaranteed preferred debentures.........................................        721          975       3,046      2,925
                                                                                -------      -------     -------    -------
         Total interest expense.............................................     13,537       20,585      43,552     68,454
                                                                                -------      -------     -------    -------
         Net interest income................................................     34,116       30,200      98,235     89,451
Provision for loan losses...................................................      7,200        2,000      22,700      2,910
                                                                                -------      -------     -------    -------
         Net interest income after provision for loan losses................     26,916       28,200      75,535     86,541
                                                                                -------      -------     -------    -------
Noninterest income:
    Service charges on deposit accounts and customer service fees...........      3,555        2,354       9,496      6,611
    Net loss on sales of available-for-sale investment securities...........         --          (32)         --       (219)
    Bank-owned life insurance investment income.............................        475          320       1,399        986
    Net gain on derivative instruments......................................        582        5,108         443      7,995
    Other...................................................................      2,151        1,273       6,137      4,372
                                                                                -------      -------     -------    -------
         Total noninterest income...........................................      6,763        9,023      17,475     19,745
                                                                                -------      -------     -------    -------
Noninterest expense:
    Salaries and employee benefits..........................................      9,016        7,962      26,829     24,340
    Occupancy, net of rental income.........................................      4,196        2,353       9,732      7,340
    Furniture and equipment.................................................        899        1,048       2,892      2,900
    Postage, printing and supplies..........................................        470          489       1,478      1,290
    Information technology fees.............................................      2,443        2,615       7,660      7,420
    Legal, examination and professional fees................................      2,102        3,061       7,418      7,802
    Amortization of intangibles associated with the purchase
       of subsidiaries......................................................        300        1,385         832      4,146
    Communications..........................................................        216          243         810        821
    Advertising and business development....................................        206          129         584        509
    Other...................................................................      2,584        3,259       7,229      9,255
                                                                                -------      -------     -------    -------
         Total noninterest expense..........................................     22,432       22,544      65,464     65,823
                                                                                -------      -------     -------    -------
         Income before provision for income taxes and cumulative
           effect of change in accounting principle.........................     11,247       14,679      27,546     40,463
Provision for income taxes..................................................      4,253        6,095      10,550     16,354
                                                                                -------      -------     -------    -------
         Income before cumulative effect of change in accounting principle..      6,994        8,584      16,996     24,109
Cumulative effect of change in accounting principle, net of tax.............         --           --          --       (459)
                                                                                -------      -------     -------    -------
         Net income.........................................................    $ 6,994        8,584      16,996     23,650
                                                                                =======      =======     =======    =======
Basic earnings per common share:
    Income before cumulative effect of change in accounting principle.......    $  0.54         0.71        1.32       2.00
    Cumulative effect of change in accounting principle, net of tax.........         --           --          --      (0.04)
                                                                                -------      -------     -------    -------
    Basic...................................................................    $  0.54         0.71        1.32       1.96
                                                                                =======      =======     =======    =======
Diluted earnings per common share:
    Income before cumulative effect of change in accounting principle.......    $  0.54         0.71        1.32       2.00
    Cumulative effect of change in accounting principle, net of tax.........         --           --          --      (0.04)
                                                                                -------      -------     -------    -------
    Diluted.................................................................    $  0.54         0.71        1.32       1.96
                                                                                =======      =======     =======    =======
Weighted average common stock outstanding...................................     12,847       12,053      12,852     12,072
                                                                                =======      =======     =======    =======

The accompanying notes are an integral part of the consolidated financial statements.



                                                    FIRST BANKS AMERICA, INC.

             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME - (UNAUDITED)
                   Nine Months Ended September 30, 2002 and 2001 and Three Months Ended December 31, 2001
                                  (dollars expressed in thousands, except per share data)

                                                                                                             Accu-
                                                                                                            mulated
                                                                                                             Other      Total
                                                   Class B               Compre-                Common      Compre-    Stock-
                                         Common    Common    Capital     hensive   Retained    Treasury     hensive   holders'
                                          Stock     Stock    Surplus     Income    Earnings      Stock      Income     Equity
                                          -----     -----    -------     ------    --------      -----      ------     ------

Consolidated balances,
   December 31, 2000....................  $1,442     375    153,929                40,894         (76)         345      196,909

Nine months ended September 30, 2001:
   Comprehensive income:
    Net income..........................      --      --         --      23,650    23,650          --           --       23,650
    Other comprehensive income,
      net of tax:
      Unrealized gains on securities,
        net of reclassification
        adjustment (1)..................      --      --         --       2,764        --          --        2,764        2,764
      Derivative instruments:
        Cumulative effect of change
          in accounting principle.......      --      --         --       4,950        --          --        4,950        4,950
        Current period transactions.....      --      --         --      21,305        --          --       21,305       21,305
        Reclassification to earnings....      --      --         --      (1,798)       --          --       (1,798)      (1,798)
                                                                         ------
    Comprehensive income................                                 50,871
                                                                         ======
   Reduction of deferred tax asset
    valuation reserve...................      --      --        565                    --          --           --          565
   Compensation paid in stock...........      --      --         46                    --          --           --           46
   Repurchases of common stock..........      --      --         --                    --      (1,256)          --       (1,256)
                                          ------     ---    -------                ------      ------       ------      -------
Consolidated balances,
   September 30, 2001...................   1,442     375    154,540                64,544      (1,332)      27,566      247,135
Three months ended December 31, 2001:
   Comprehensive income:
    Net income..........................     --       --         --      15,965    15,965          --           --       15,965
    Other comprehensive income,
      net of tax:
      Unrealized losses on securities,
        net of reclassification
        adjustment (1)..................      --      --         --      (1,245)       --          --       (1,245)      (1,245)
      Derivative instruments:
        Current period transactions.....      --      --         --      (4,738)       --          --       (4,738)      (4,738)
        Reclassification to earnings....      --      --         --      (2,359)       --          --       (2,359)      (2,359)
                                                                         ------
    Comprehensive income................                                  7,623
                                                                         ======
   Reduction of deferred tax asset
    valuation allowance.................      --      --      4,406                    --          --           --        4,406
   Issuance of common stock.............     120      --     26,033                    --          --           --       26,153
                                          ------     ---    -------                ------      ------       ------      -------
Consolidated balances,
   December 31, 2001....................   1,562     375    184,979                80,509      (1,332)      19,224      285,317
Nine months ended September 30, 2002:
   Comprehensive income:
    Net income..........................      --      --         --      16,996    16,996          --           --       16,996
    Other comprehensive income,
      net of tax:
      Unrealized gains on securities,
        net of reclassification
        adjustment (1)..................      --      --         --       1,685        --          --        1,685        1,685
      Derivative instruments:
        Current period transactions.....      --      --         --      13,475        --          --       13,475       13,475
                                                                         ------
    Comprehensive income................                                 32,156
                                                                         ======
    Repurchases of common stock.........      --      --         --                    --        (350)          --         (350)
                                          ------     ---     ------                ------      ------       ------      -------
Consolidated balances,
   September 30, 2002...................  $1,562     375    184,979                97,505      (1,682)      34,384      317,123
                                          ======     ===    =======                ======      ======       ======      =======


-----------------------------
(1) Disclosure of reclassification adjustment:
                                                                    Three Months Ended   Nine Months Ended  Three Months Ended
                                                                       September 30,      September  30,       December 31,
                                                                    ------------------   -----------------  ------------------
                                                                      2002       2001      2002      2001          2001
                                                                      ----       ----      ----      ----          ----

    Unrealized (losses) gains on investment securities arising
      during the period............................................  $(1,053)     658      1,685     2,622        (1,375)

    Less reclassification adjustment for losses included in
      net income...................................................       --      (21)        --      (142)         (130)
                                                                     -------    -----     ------     -----        ------
    Unrealized (losses) gains on investment securities.............  $(1,053)     679      1,685     2,764        (1,245)
                                                                     =======    =====     ======     =====        ======

The accompanying notes are an integral part of the consolidated financial statements.


                                                     FIRST BANKS AMERICA, INC.

                                        CONSOLIDATED STATEMENTS OF CASH FLOWS - (UNAUDITED)
                                                 (dollars expressed in thousands)


                                                                                                 Nine Months Ended
                                                                                                   September 30,
                                                                                                --------------------
                                                                                                2002            2001
                                                                                                ----            ----

Cash flows from operating activities:
    Net income............................................................................   $   16,996       23,650
    Adjustments to reconcile net income to net cash provided by operating activities:
      Cumulative effect of change in accounting principle, net of tax.....................           --          459
      Depreciation, amortization and accretion, net.......................................        7,173        5,995
      Provision for loan losses...........................................................       22,700        2,910
      Provision for income taxes..........................................................       10,550       16,354
      Payments of income taxes............................................................       (6,701)      (3,571)
      Net loss on sales of available-for-sale investment securities.......................           --          219
      Net gain on derivative instruments..................................................         (443)      (7,995)
      Decrease in accrued interest receivable.............................................        1,949        1,305
      Interest accrued on liabilities.....................................................       43,552       68,454
      Payments of interest on liabilities.................................................      (45,615)     (64,580)
      Other operating activities, net.....................................................       (1,620)     (11,373)
                                                                                             ----------    ---------
              Net cash provided by operating activities...................................       48,541       31,827
                                                                                             ----------    ---------

Cash flows from investing activities:
    Cash received from acquired entities, net of cash and cash equivalents paid...........       62,400           --
    Proceeds from sales of investment securities..........................................        7,492       59,871
    Maturities of investment securities available for sale................................      273,073      305,330
    Maturities of investment securities held to maturity..................................        1,233          693
    Purchases of investment securities available for sale.................................     (306,311)    (369,006)
    Proceeds from termination of swap agreements..........................................           --        2,659
    Net (increase) decrease in loans......................................................      (12,231)      15,052
    Recoveries of loans previously charged-off............................................        5,626        3,062
    Purchases of bank premises and equipment..............................................       (3,030)        (917)
    Proceeds from sales of other real estate..............................................        1,344           11
    Other investing activities, net.......................................................       (1,269)        (907)
                                                                                             ----------    ---------
              Net cash provided by investing activities...................................       28,327       15,848
                                                                                             ----------    ---------

Cash flows from financing activities:
    Increase in demand and savings deposits...............................................       47,827       44,284
    Decrease in time deposits.............................................................      (87,394)     (62,375)
    Increase in short-term borrowings.....................................................       40,892        5,956
    Repayments of note payable............................................................      (34,000)     (51,900)
    Repurchases of common stock for treasury..............................................         (350)      (1,256)
                                                                                             ----------    ---------
              Net cash used in financing activities.......................................      (33,025)     (65,291)
                                                                                             ----------    ---------
              Net increase (decrease) in cash and cash equivalents........................       43,843      (17,616)
Cash and cash equivalents, beginning of period............................................      119,097      153,210
                                                                                             ----------    ---------
Cash and cash equivalents, end of period..................................................   $  162,940      135,594
                                                                                             ==========    =========

Noncash investing and financing activities:
    Loans transferred to other real estate................................................        1,114           --
    Reduction of deferred tax asset valuation reserve.....................................           --          565
    Compensation paid in stock............................................................   $       --           46
                                                                                             ==========    =========

The accompanying notes are an integral part of the consolidated financial statements.

                            FIRST BANKS AMERICA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)      BASIS OF PRESENTATION

         The consolidated financial statements of First Banks America, Inc. and subsidiaries (FBA or the Company) are unaudited and should be read in conjunction with the consolidated financial statements contained in the 2001 Annual Report on Form 10-K. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and conform to predominant practices within the banking industry. Management of FBA has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare the consolidated financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals considered necessary for a fair presentation of the results of operations for the interim periods presented herein, have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

         FBA is majority owned by First Banks, Inc., St. Louis, Missouri (First Banks), headquartered in St. Louis County, Missouri. Accordingly, First Banks has effective control over the management and policies of FBA and the election of its directors. First Banks' ownership interest in FBA was 93.76% and 93.69% at September 30, 2002 and December 31, 2001, respectively.

         FBA operates through its wholly owned subsidiary bank holding company, The San Francisco Company (SFC), which is headquartered in San Francisco, California, and SFC's wholly owned subsidiary bank, First Bank & Trust (FB&T), which is also headquartered in San Francisco, California.

(2)      ACQUISITIONS AND OTHER CORPORATE TRANSACTIONS

         On June 22, 2002, FB&T completed its assumption of the deposits and certain liabilities and the purchase of certain assets of the Garland and Denton, Texas branch offices of Union Planters Bank, National Association. The transaction resulted in the acquisition of $15.3 million in deposits and one branch office in Garland and $49.6 million in deposits and one branch office, including a detached drive-thru facility, in Denton. The core deposit intangibles associated with the branch purchases were $1.4 million and are being amortized over seven years utilizing the straight-line method.

         On September 23, 2002, First Banks and FBA signed an agreement and plan of merger pursuant to which First Banks will acquire all of FBA's outstanding capital stock that is not already owned by First Banks for a price of $40.54 per share. At September 30, 2002, FBA had 801,453 shares, or approximately 6.24% of its outstanding stock, held publicly. First Banks owned the other 93.76%. The merger agreement provides for the merger of FBA Acquisition Corporation with and into FBA. Upon consummation of the merger, the legal existence of FBA Acquisition Corporation and FBA will be combined and FBA will become a wholly owned subsidiary of First Banks. At that time, FBA will then be merged with and into First Banks. The transaction, which is subject to stockholder approval, is expected to be completed in December 2002.

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

         On January 1, 2002, FBA adopted SFAS No. 142. At the date of adoption, FBA had unamortized goodwill of $96.7 million and core deposit intangibles of $6.5 million, which were subject to the transition provisions of SFAS No. 142. Under SFAS No. 142, FBA continues to amortize, on a straight-line basis, its core deposit intangibles and goodwill associated with purchases of branch offices. Goodwill associated with the purchase of subsidiaries will no longer be amortized, but instead, will be tested annually for impairment following FBA's existing methods of measuring and recording impairment losses.

         FBA completed the transitional goodwill impairment test required under SFAS No. 142, to determine the potential impact, if any, on the consolidated financial statements. The results of the transitional goodwill impairment testing did not identify any goodwill impairment losses.

         Intangible assets associated with the purchase of subsidiaries, net of amortization, were comprised of the following at September 30, 2002 and December 31, 2001:

                                                     September 30, 2002              December 31, 2001
                                                ----------------------------  ----------------------------
                                                  Gross                           Gross
                                                 Carrying       Accumulated     Carrying      Accumulated
                                                  Amount       Amortization      Amount      Amortization
                                                  ------       ------------      ------      ------------
                                                             (dollars expressed in thousands)

     Amortized intangible assets:
         Core deposit intangibles...........    $    7,824           (724)         6,458               --
         Goodwill associated with
           purchases of branch offices......         2,210           (684)         2,210             (576)
                                                ----------        -------       --------          -------
              Total.........................    $   10,034         (1,408)         8,668             (576)
                                                ==========        =======       ========          =======

     Unamortized intangible assets:
         Goodwill associated with the
           purchase of subsidiaries.........    $   95,061                        95,061
                                                ==========                      ========

         Amortization of intangibles associated with the purchase of subsidiaries and branch offices was $300,000 and $832,000 for the three and nine months ended September 30, 2002, respectively, and $1.4 million and $4.1 million for the comparable periods in 2001. Amortization of intangibles associated with the purchase of subsidiaries, including amortization of core deposit intangibles and branch purchases, has been estimated through 2007 in the following table, and does not take into consideration any potential future acquisitions or branch purchases.

                                                (dollars expressed in thousands)

       Year ending December 31:
           2002 (1)......................................   $ 1,149
           2003..........................................     1,268
           2004..........................................     1,268
           2005..........................................     1,268
           2006..........................................     1,268
           2007..........................................     1,268
                                                            -------
              Total......................................   $ 7,489
                                                            =======
       -----------------------------
       (1) Includes $832,000 of amortization for the nine months ended September 30, 2002.

         Changes  in  the  carrying   amount  of  goodwill,   all  of  which  is
attributable to FB&T, for the three and nine months ended September 30, 2002 were as follows:

                                                                         Three Months Ended     Nine Months Ended
                                                                         September 30, 2002    September 30, 2002
                                                                         ------------------    ------------------
                                                                             (dollars expressed in thousands)

         Balance, beginning of period..................................      $  96,623                96,695
         Amortization - purchases of branch offices....................            (36)                 (108)
                                                                             ---------              --------
           Balance, end of period......................................      $  96,587                96,587
                                                                             =========              ========

         The following is a reconciliation of reported net income to net income adjusted to reflect the adoption of SFAS No. 142, as if it had been implemented on January 1, 2001.

                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
                                                              ------------------            -------------------
                                                              2002         2001             2002           2001
                                                              ----         ----             ----           ----
                                                                      (dollars expressed in thousands)
       Net income:
         Reported net income...........................     $ 6,994         8,584          16,996         23,650
         Add back - goodwill amortization..............          --         1,340              --          4,011
                                                            -------       -------         -------         ------
           Adjusted net income.........................     $ 6,994         9,924          16,996         27,661
                                                            =======       =======         =======         ======

       Basic earnings per share:
         Reported net income...........................     $  0.54          0.71            1.32           1.96
         Add back - goodwill amortization..............          --          0.11              --           0.33
                                                            -------       -------         -------         ------
           Adjusted net income.........................     $  0.54          0.82            1.32           2.29
                                                            =======       =======         =======         ======

       Diluted earnings per share:
         Reported net income...........................     $  0.54          0.71            1.32           1.96
         Add back - goodwill amortization..............          --          0.11              --           0.33
                                                            -------       -------         -------         ------
           Adjusted net income.........................     $  0.54          0.82            1.32           2.29
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

         On October 1, 2002, the FASB issued SFAS No. 147 -- Acquisitions of Certain Financial Institutions, an amendment of SFAS No. 72 -- Accounting for Certain Acquisitions of Banking or Thrift Institutions and SFAS No. 144 -- Accounting for the Impairment or Disposal of Long-Lived Assets and FASB Interpretation No. 9 -- Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. SFAS No. 147 addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for transactions between two or more mutual enterprises. SFAS No. 147 removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of SFAS No.
72. SFAS No. 147 also provides guidance on the accounting for impairment or disposal of acquired long-term customer-relationship intangible assets, including those acquired in transactions between two or more mutual enterprises. The provisions of SFAS No. 147 are effective for acquisitions on or after October 1, 2002. On October 1, 2002, FBA implemented SFAS No. 147, which did not have a material effect on the consolidated financial statements.

(4)      EARNINGS PER COMMON SHARE

         The following is a reconciliation of the numerators and denominators of basic earnings per share (EPS) computations for the periods indicated. FBA does not have any dilutive potential shares, therefore, basic EPS is equivalent to dilutive EPS for the periods indicated.

                                                                                Income         Shares      Per Share
                                                                             (numerator)    (denominator)    Amount
                                                                             -----------    -------------  ---------
                                                                              (in thousands, except per share data)
         Three months ended September 30, 2002:
              Basic EPS-- income before cumulative effect..................     $ 6,994       12,847        $  0.54
              Cumulative effect of change in accounting principle,
                 net of tax................................................          --           --             --
                                                                                -------       ------        -------
              Basic EPS-- income available to common stockholders..........     $ 6,994       12,847        $  0.54
                                                                                =======       ======        =======

         Three months ended September 30, 2001:
              Basic EPS-- income before cumulative effect..................     $ 8,584       12,053        $  0.71
              Cumulative effect of change in accounting principle,
                 net of tax................................................          --           --             --
                                                                                -------       ------        -------
              Basic EPS-- income available to common stockholders..........     $ 8,584       12,053        $  0.71
                                                                                =======       ======        =======

         Nine months ended September 30, 2002:
              Basic EPS-- income before cumulative effect..................     $16,996       12,852        $  1.32
              Cumulative effect of change in accounting principle,
                 net of tax................................................          --           --             --
                                                                                -------       ------        -------
              Basic EPS-- income available to common stockholders..........     $16,996       12,852        $  1.32
                                                                                =======       ======        =======

         Nine months ended September 30, 2001:
              Basic EPS-- income available to common stockholders..........     $24,109       12,072        $  2.00
              Cumulative effect of change in accounting principle,
                 net of tax................................................        (459)          --          (0.04)
                                                                                -------       ------        -------
              Basic EPS-- income available to common stockholders..........     $23,650       12,072        $  1.96
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

         First Banks provides management services to FBA and FB&T. Management services are provided under management fee agreements whereby FBA compensates First Banks for its use of personnel for various functions including internal audit, loan review, income tax preparation and assistance, accounting, asset/liability management and investment services, loan servicing and other management and administrative services. Fees paid under these agreements were $1.5 million and $5.4 million for the three and nine months ended September 30, 2002, and $2.2 million and $5.8 million for the comparable periods in 2001, respectively.

         First Services, L.P., a limited partnership indirectly owned by First Banks' Chairman and his adult children, provides information technology and operational support for FBA and FB&T under the terms of information technology agreements. Fees paid under these agreements were $2.4 million and $7.4 million for the three and nine months ended September 30, 2002, and $2.6 million and $7.4 million for the comparable periods in 2001, respectively.

         FB&T had $64.3 million and $93.1 million in whole loans and loan participations outstanding at September 30, 2002 and December 31, 2001, respectively, that were purchased from First Bank, a wholly owned banking subsidiary of First Banks. In addition, FB&T had sold $184.6 million and $137.6 million in whole loans and loan participations to First Bank at September 30, 2002 and December 31, 2001, respectively. These loans and loan participations were acquired and sold at interest rates and terms prevailing at the dates of their purchase or sale and under standards and policies followed by FB&T.

         FBA had a $100.0 million revolving note payable from First Banks on which the outstanding principal and accrued interest under the note payable were due and payable on June 30, 2005. On August 23, 2001, FBA and First Banks modified the note payable by making interest payable quarterly, shortening the maturity date to February 24, 2003, and securing the note by a pledge of FBA's stock in its subsidiaries. The borrowings under the note payable bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. The amounts outstanding under the note payable at September 30, 2002 and December 31, 2001, were $37.0 million and $71.0 million, respectively. The interest expense under the note payable was $541,000 and $1.8 million for the three and nine months ended September 30, 2002, and $792,000 and $3.7 million for the comparable periods in 2001, respectively.

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

         Quantitative measures established by regulation to ensure capital adequacy require FBA and FB&T to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets, and of Tier I capital to average assets. Management believes, as of September 30, 2002, FBA was adequately capitalized and FB&T was well capitalized.

         As of September 30, 2002, the most recent notification from FBA's primary regulator categorized FBA as adequately capitalized and FB&T as well capitalized, under the regulatory framework for prompt corrective action. To be categorized, as adequately capitalized and well capitalized, FBA and FB&T must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table.

         At September 30, 2002 and December 31, 2001, FBA's and FB&T's required and actual capital ratios were as follows:

                                                           Actual                   For              To Be Well
                                                 ---------------------------      Capital         Capitalized Under
                                                 September 30,  December 31,      Adequacy        Prompt Corrective
                                                     2002           2001          Purposes        Action Provisions
                                                     ----           ----          --------        -----------------


         Total capital (to risk-weighted assets):
             FBA................................      9.34%         8.82%            8.0%               10.0%
             FB&T...............................     10.43         11.27             8.0                10.0

         Tier 1 capital (to risk-weighted assets):
             FBA................................      8.08          7.57             4.0                 6.0
             FB&T...............................      9.17         10.02             4.0                 6.0

         Tier 1 capital (to average assets):
             FBA................................      7.48          7.15             3.0                 5.0
             FB&T...............................      8.59          9.47             3.0                 5.0

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

       The business segment results are summarized as follows:


                                                         FB&T             Corporate and Other (1)         Consolidated Totals
                                              -------------------------- --------------------------   --------------------------
                                              September 30, December 31, September 30, December 31,   September 30, December 31,
                                                  2002        2001          2002        2001            2002        2001
                                                  ----        ----          ----        ----            ----        ----
                                                                     (dollars expressed in thousands)
Balance sheet information:

Investment securities.......................  $  393,543      368,207           --          --        393,543     368,207
Loans, net of unearned discount.............   2,310,588    2,323,263           --          --      2,310,588   2,323,263
Intangibles associated with the purchase
   of subsidiaries, net of amortization.....     103,687      103,153           --          --        103,687     103,153
Total assets................................   3,135,105    3,057,920        4,065       3,068      3,139,170   3,060,988
Deposits....................................   2,582,612    2,555,396         (134)       (135)     2,582,478   2,555,261
Note payable................................          --           --       37,000      71,000         37,000      71,000
Stockholders' equity........................     396,298      398,713      (79,175)   (113,396)       317,123     285,317
                                              ==========    =========      =======    ========      =========   =========

                                                          FB&T            Corporate and Other (1)      Consolidated Totals
                                                 --------------------     -----------------------      -------------------
                                                  Three Months Ended        Three Months Ended         Three  Months Ended
                                                     September 30,             September 30,              September 30,
                                                 --------------------      ----------------------      -------------------
                                                  2002          2001         2002         2001          2002         2001
                                                  ----          ----         ----         ----          ----         ----
                                                                     (dollars expressed in thousands)
Income statement information:

Interest income.............................  $   47,653       50,773           --          12         47,653      50,785
Interest expense............................      12,276       18,818        1,261       1,767         13,537      20,585
                                              ----------    ---------      -------    --------      ---------   ---------
      Net interest income...................      35,377       31,955       (1,261)     (1,755)        34,116      30,200
Provision for loan losses...................       7,200        2,000           --          --          7,200       2,000
                                              ----------    ---------      -------    --------      ---------   ---------
      Net interest income after
        provision for loan losses...........      28,177       29,955       (1,261)     (1,755)        26,916      28,200
                                              ----------    ---------      -------    --------      ---------   ---------
Noninterest income..........................       6,617        9,023          146          --          6,763       9,023
Noninterest expense.........................      22,223       22,383          209         161         22,432      22,544
                                              ----------    ---------      -------    --------      ---------   ---------
      Income before provision for
        income taxes........................      12,571       16,595       (1,324)     (1,916)        11,247      14,679
Provision for income taxes..................       4,695        6,751         (442)       (656)         4,253       6,095
                                              ----------    ---------      -------    --------      ---------   ---------
      Net income............................  $    7,876        9,844         (882)     (1,260)         6,994       8,584
                                              ==========    =========      =======    ========      =========   =========

                                                          FB&T            Corporate and Other (1)      Consolidated Totals
                                                -----------------------   -----------------------      -------------------
                                                    Nine Months Ended        Nine Months Ended          Nine Months Ended
                                                      September 30,            September 30,             September 30,
                                                -----------------------   -----------------------      -------------------
                                                 2002          2001        2002            2001         2002         2001
                                                 ----          ----        ----            ----         ----         ----
                                                                    (dollars expressed in thousands)
Income statement information:

Interest income.............................  $  141,787      157,851           --          54        141,787     157,905
Interest expense............................      38,704       61,870        4,848       6,584         43,552      68,454
                                              ----------    ---------      -------    --------      ---------   ---------
      Net interest income...................     103,083       95,981       (4,848)     (6,530)        98,235      89,451
Provision for loan losses...................      22,700        2,910           --          --         22,700       2,910
                                              ----------    ---------      -------    --------      ---------   ---------
      Net interest income after
        provision for loan losses...........      80,383       93,071       (4,848)     (6,530)        75,535      86,541
                                              ----------    ---------      -------    --------      ---------   ---------
Noninterest income..........................      17,416       19,876           59        (131)        17,475      19,745
Noninterest expense.........................      65,056       65,346          408         477         65,464      65,823
                                              ----------    ---------      -------    --------      ---------   ---------
      Income before provision for income
        taxes and cumulative effect of
        change in accounting principle......      32,743       47,601       (5,197)     (7,138)        27,546      40,463
Provision for income taxes..................      12,317       18,807       (1,767)     (2,453)        10,550      16,354
                                              ----------    ---------      -------    --------      ---------   ---------
      Income before cumulative effect
        of change in accounting principle...      20,426       28,794       (3,430)     (4,685)        16,996      24,109
Cumulative effect of change in accounting
   principle, net of tax....................          --         (459)          --          --             --        (459)
                                              ----------    ---------      -------    --------      ---------   ---------
      Net income............................  $   20,426       28,335       (3,430)     (4,685)        16,996      23,650
                                              ==========    =========      =======    ========      =========   =========

-----------------
(1) Corporate and other includes $721,000 and $1.0 million of guaranteed preferred debentures expense for the three months ended September 30, 2002 and 2001, respectively. The applicable income tax benefit associated with the guaranteed preferred debentures expense was $252,000 and $342,000 for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001, corporate and other includes $3.0 million and $2.9 million of guaranteed preferred debentures expense, respectively. The applicable income tax benefit associated with the guaranteed preferred debentures expense was $1.1 million and $1.0 million for the nine months ended September 30, 2002 and 2001, respectively. In addition, corporate and other includes holding company expenses.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

         The discussion set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations contains certain forward-looking statements with respect to our financial condition, results of operations and business. These forward-looking statements are subject to certain risks and uncertainties, not all of which can be predicted or anticipated. Factors that may cause actual results to differ materially from those contemplated by the forward-looking statements herein include market conditions as well as conditions affecting the banking industry generally and factors having a specific impact on us, including but not limited to fluctuations in interest rates and in the economy, including the negative impact on the economy resulting from the events of September 11, 2001 in New York City and Washington D.C. and the national response to those events as well as the threat of future terrorist activities, potential wars and/or military actions related thereto, and domestic responses to terrorism or threats of terrorism; the impact of laws and regulations applicable to us and changes therein; the impact of accounting pronouncements applicable to us and changes therein; competitive conditions in the markets in which we conduct our operations, including competition from banking and non-banking companies with substantially greater resources, some of which may offer and develop products and services that we do not offer; our ability to control the composition of our loan portfolio without adversely affecting interest income; and our ability to respond to changes in technology. With regard to our efforts to grow through acquisitions, factors that could affect the accuracy or completeness of forward-looking statements contained herein include the potential for higher than anticipated operating costs arising from the geographic dispersion of our offices, as compared with competitors operating solely in contiguous markets; the competition of larger acquirers with greater resources than us; fluctuations in the prices at which acquisition targets may be available for sale; and the potential for difficulty or unanticipated costs in realizing the benefits of particular acquisition transactions. Readers of our Form 10-Q should therefore not place undue reliance on forward-looking statements.

                                     General

         We are a registered bank holding company incorporated in Delaware and headquartered in San Francisco, California. Through the operation of our subsidiaries, we offer a broad array of financial services to consumer and commercial customers. Over the years, our organization has grown significantly, primarily as a result of acquisitions, as well as through internal growth. We currently operate one banking subsidiary that has 49 branch offices in northern and southern California and eight branch offices in Houston, Dallas, Irving, McKinney and Denton, Texas. At September 30, 2002, we had total assets of $3.14 billion, loans, net of unearned discount, of $2.31 billion, total deposits of $2.58 billion and total stockholders' equity of $317.1 million.

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

                               Financial Condition

         Our total assets were $3.14 billion at September 30, 2002 and $3.06 billion at December 31, 2001. The increase in total assets was primarily attributable to our acquisition of the Denton and Garland, Texas branch offices of Union Planters Bank, National Association, completed on June 22, 2002, which provided assets of approximately $63.7 million. Consequently, federal funds sold increased $61.3 million from $11.3 million at December 31, 2001 to $72.6 million at September 30, 2002 due to the investment of excess funds. In addition, investment securities increased by $25.3 million to $393.5 million at September 30, 2002 from $368.2 million at December 31, 2001. The $26.6 million increase in available-for-sale investment securities, primarily reflects purchases of $306.3 million compared to sales and maturities of $280.6 million. Derivative instruments also increased $23.5 million from $28.9 million at December 31, 2001 to $52.4 million at September 30, 2002. The increase was the result of the purchase of an additional interest rate swap agreement in June 2002 and mark-to-market adjustments required under Statement of Financial Accounting Standards, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, which was implemented in January 2001. See further discussion under "--Interest Rate Risk Management." The increase in total assets was offset by reduced loan demand resulting from the slowdown in economic conditions and an anticipated level of attrition associated with our acquisitions of Charter Pacific Bank and BYL Bancorp, which were completed during the fourth quarter of 2001. Loans, net of unearned discount, decreased by $12.7 million, as further discussed under "--Loans and Allowance for Loan Losses." The $64.9 million of deposits received in our branch office purchases was offset by other decreases in deposits of $37.7 million during the nine months ended September 30, 2002. The result was a net increase in total deposits to $2.58 billion at September 30, 2002 from $2.56 billion at December 31, 2001, which reflects the branch purchases, an anticipated level of attrition associated with our acquisitions in the fourth quarter of 2001 and continued aggressive competition within our market areas. In addition, certain large commercial accounts, particularly related to real estate title and escrow business, sharply reduced their deposit levels, reflecting their reduced business activity as a result of general economic conditions. Short-term borrowings increased $40.9 million to $100.7 million at September 30, 2002 from $59.8 million at December 31, 2001 due primarily to increases in securities sold under agreements to repurchase. In addition, our note payable decreased by $34.0 million to $37.0 million at September 30, 2002 from $71.0 million at December 31, 2001 due to repayments, which were funded by capital distributions from FB&T.

         During the nine months ended September 30, 2002, we utilized available cash to repurchase $350,000 of our common stock at an average cost of $36.85 per share. Our Board of Directors, through various resolutions passed from 1995 to 2000, has authorized the purchase of up to a cumulative total of 1,094,797 shares of common stock. As of September 30, 2002, we had purchased a total of 873,357 shares of common stock held for treasury. However, in October 2000, we issued 5,727,340 shares of our common stock and 803,429 shares of our common stock held for treasury to First Banks in conjunction with our acquisition of First Bank & Trust. Consequently, at September 30, 2002, we held 69,900 shares of common stock for treasury at an aggregate cost of $1.7 million. At September 30, 2002, we could purchase approximately 221,000 additional shares under the existing authorization.

                         Buyout of Minority Stockholders

         In April 2002, First Banks proposed to our Board of Directors that it acquire all of the outstanding capital stock of FBA, which it does not already own, and all of our other stockholders would receive cash for their shares. Such a transaction would be in the form of a merger of FBA with First Banks and would require prior approval of our Board of Directors and, following the distribution of a proxy statement discussing the terms of a transaction in detail, by our stockholders. On April 25, 2002, our Board of Directors discussed the proposal and voted to form a Special Committee composed solely of directors who are not affiliated with First Banks, to analyze the terms on which such a transaction might be acceptable to FBA. The Special Committee engaged outside advisers, including its own independent legal counsel and financial advisor, to assist the Special Committee in evaluating such a transaction, including an analysis of the terms on which the transaction would be considered fair to our stockholders (other than First Banks) from a financial point of view.

         On September 23, 2002, we signed an agreement and plan of merger pursuant to which First Banks will acquire all of our outstanding capital stock that is not already owned by First Banks for a price of $40.54 per share. At September 30, 2002, we had 801,453 shares, or approximately 6.24% of our outstanding stock, held publicly. First Banks owned the other 93.76%. The merger agreement provides for the merger of FBA Acquisition Corporation with and into FBA. Upon consummation of the merger, the legal existence of FBA Acquisition Corporation and FBA will be combined and FBA will become a wholly owned subsidiary of First Banks. At that time, FBA will then be merged with and into First Banks. The transaction, which is subject to stockholder approval, is expected to be completed in December 2002.

                              Results of Operations

Net Income

         Net income was $7.0 million, or $0.54 per share on a diluted basis, for the three months ended September 30, 2002, compared to $8.6 million, or $0.71 per share on a diluted basis, for the comparable period in 2001. Net income for the nine months ended September 30, 2002 and 2001 was $17.0 million and $23.7 million, or $1.32 and $1.96 per share on a diluted basis, respectively. The implementation of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, resulted in the discontinuation of the amortization of certain intangibles associated with the purchase of subsidiaries. If we had implemented SFAS No. 142 at the beginning of 2001, net income for the quarter ended September 30, 2001 would have increased $1.3 million to $9.9 million, or $0.82 per share on a fully diluted basis, and net income for the nine months ended September 30, 2001 would have increased $4.0 million to $27.7 million, or $2.29 per share on a fully diluted basis. In addition, the implementation of SFAS No. 133, on January 1, 2001, resulted in the recognition of a cumulative effect of change in accounting principle of $459,000, net of tax, which reduced net income in 2001. Excluding this item, net income was $24.1 million, or $2.00 per share on a diluted basis, for the nine months ended September 30, 2001. The accounting for derivatives under the requirements of SFAS No. 133 will continue to have an impact on future financial results as further discussed under "--Noninterest Income." The decline in earnings for the nine months ended September 30, 2002 primarily reflects significantly increased provisions for loan losses associated with increased loan charge-off, delinquency and nonperforming trends we are experiencing as a result of current economic conditions. See further discussion under "--Provision for Loan Losses." The effects of our asset quality problems were partially offset by the net interest income generated by our acquisitions of Charter Pacific Bank and BYL Bancorp in October 2001.

Net Interest Income

         Net interest income (expressed on a tax-equivalent basis) was $34.1 million, or 4.88% of average interest-earning assets, for the three months ended September 30, 2002, in comparison to $30.2 million, or 4.97% of average interest-earning assets, for the comparable period in 2001, respectively. For the nine months ended September 30, 2002 and 2001, net interest income (expressed on a tax-equivalent basis) was $98.2 million, or 4.86% of average interest-earning assets, and $89.5 million, or 5.01% of average interest-earning assets, respectively. We credit the increased net interest income primarily to the net interest-earning assets provided by our acquisitions completed during the fourth quarter of 2001 and the second quarter of 2002 as well as earnings associated with our interest rate swap agreements that we entered into in connection with our interest rate risk management program. As further discussed under "--Interest Rate Risk Management," for the three and nine months ended September 30, 2002, these agreements provided net interest income of $6.9 million and $19.4 million, respectively, in comparison to $3.5 million and $6.5 million for the comparable periods in 2001. The increase in net interest income, however, was partially offset by reductions in prevailing interest rates during 2001, generally weaker loan demand and overall economic conditions, resulting in the decline in our net interest margin. Guaranteed preferred debentures expense was $721,000 and $3.0 million for the three and nine months ended September 30, 2002, compared to $1.0 and $2.9 million for the comparable periods in 2001, respectively. The decrease for the three months ended September 30, 2002 reflects the earnings associated with our interest rate swap agreement entered into on June 30, 2002 (see "--Interest Rate Risk Management"). Partially offsetting the decrease in guaranteed preferred debentures expense for the three months ended September 30, 2002, and contributing to the increase for the nine months ended September 30, 2002 is a change in estimate regarding the amortization period over which the deferred issuance costs are being amortized.

         Average loans, net of unearned discount, were $2.30 billion for the three and nine months ended September 30, 2002, in comparison to $2.07 billion and $2.06 billion for the comparable periods in 2001, respectively. The yield on our loan portfolio, however, decreased to 7.45% and 7.51% for the three and nine months ended September 30, 2002, respectively, from 8.72% and 9.19% for the comparable periods in 2001. This was a major contributor to the decline in our net interest margin of nine basis points and 15 basis points for the three and nine months ended September 30, 2002, respectively, from the comparable periods in 2001. We attribute the decline in yields and our net interest margin primarily to the decreases in prevailing interest rates during 2001. During the period from January 1, 2001 through December 31, 2001, the Board of Governors of the Federal Reserve System decreased the targeted Federal funds rate 11 times, resulting in 11 decreases in the prime rate of interest from 9.50% to 4.75%. This is reflected not only in the rate of interest earned on loans that are indexed to the prime rate, but also in other assets and liabilities which either have variable or adjustable rates, or which matured or repriced during this period. As discussed above, the reduced level of interest income earned on our loan portfolio as a result of declining interest rates and increased competition within our market areas was partially mitigated by the earnings associated with our interest rate swap agreements.

         For the three and nine months ended September 30, 2002, the aggregate weighted average rate paid on our deposit portfolio declined to 2.29% and 2.48%, respectively, from 3.93% and 4.42% for the comparable periods in 2001. We attribute the decline primarily to rates paid on our savings and time deposits, which have continued to decline in conjunction with the interest rate reductions previously discussed. The decrease in rates paid for the three and nine months ended September 30, 2002 is a result of generally decreasing interest rates during 2001. However, the competitive pressures on deposits within our market areas precluded us from fully reflecting the general interest rate decreases in our deposit pricing and still providing an adequate funding source for loans.

         The aggregate weighted average rate paid on our note payable and short-term borrowings decreased to 2.77% and 3.01% for the three and nine months ended September 30, 2002, respectively, from 4.89% and 5.95% for the comparable periods in 2001, which is reflective of the current rate environment for these instruments. Amounts outstanding under our $100.0 million revolving note payable to First Banks bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. Thus, our revolving note payable represents a relatively high-cost funding source as increased advances have the effect of increasing the weighted average rate of non-deposit liabilities. The overall cost of this funding source, however, has been significantly mitigated by the reductions in the prime lending rate during 2001 and in the average outstanding balance of the note payable in 2002, which was $47.6 million and $53.5 million for the three and nine months ended September 30, 2002, compared to $48.5 million and $65.1 million for the comparable periods in 2001.

         The aggregate weighted average rate paid on our guaranteed preferred debentures was 6.26% and 9.07% for the three and nine months ended September 30, 2002, respectively, in comparison to 8.73% and 8.83% for the comparable periods in 2001. The decreased rate for the three months ended September 30, 2002 primarily reflects the earnings impact of our interest rate swap agreement entered into on June 30, 2002. The overall rate increase for 2002 is due to the change in estimate regarding the period over which the deferred issuance costs associated with these obligations are being amortized.

         The following table sets forth, on a tax-equivalent basis, certain information relating to our average balance sheets, and reflects the average yield earned on interest-earning assets, the average cost of interest-bearing liabilities and the resulting net interest income for the periods indicated.

                                          Three Months Ended September 30,                 Nine Months Ended September 30,
                                 ------------------------------------------------- -----------------------------------------------
                                           2002                      2001                    2002                  2001
                                 -------------------------  ---------------------- --------------------- -------------------------
                                          Interest                  Interest                 Interest               Interest
                                  Average Income/ Yield/    Average Income/ Yield/  Average  Income/ Yield/ Average Income/ Yield/
                                  Balance Expense  Rate     Balance Expense  Rate   Balance  Expense  Rate  Balance Expense  Rate
                                  ------- -------  ----     ------- -------  ----   -------  -------  ----  ------- -------  ----
                                                                       (dollars expressed in thousands)
             Assets
             ------

Interest-earning assets:
   Loans (1)(2)(3)(4)........... $2,296,305 43,103  7.45%  $2,068,463 45,467 8.72% $2,300,278 129,142 7.51% $2,061,680 141,784 9.19%
   Investment securities (4)....    396,928  4,222  4.22      233,752  3,700 6.28     345,923  11,963 4.62     236,077  12,439 7.04
   Federal funds sold and other.     78,960    329  1.65      108,056  1,618 5.94      56,616     683 1.61      87,880   3,682 5.60
                                 ---------- ------         ---------- ------       ---------- -------       ---------- -------
     Total interest-
        earning assets..........  2,772,193 47,654  6.82    2,410,271 50,785 8.36   2,702,817 141,788 7.01   2,385,637 157,905 8.85
                                            ------                    ------                  -------                  -------
Nonearning assets...............    341,644                   265,746                 335,674                  268,870
                                 ----------                ----------              ----------               ----------
     Total assets............... $3,113,837                $2,676,017              $3,038,491               $2,654,507
                                 ==========                ==========              ==========               ==========

      Liabilities and
   Stockholders' Equity
   --------------------
Interest-bearing liabilities:
   Interest-bearing
      demand deposits........... $  314,273    727  0.92%  $  239,249    939 1.56% $  309,146   2,318 1.00% $  221,832   2,780 1.68%
   Savings deposits.............    969,416  4,482  1.83      786,044  6,644 3.35     937,664  13,705 1.95     756,806  21,748 3.84
   Time deposits of $100
     or more....................    301,910  2,684  3.53      303,962  3,987 5.20     297,688   8,641 3.88     302,907  12,773 5.64
   Other time deposits (3)......    483,853  4,032  3.31      507,957  6,652 5.20     474,416  12,770 3.60     536,525  22,765 5.67
                                 ---------- ------         ---------- ------       ---------- -------       ---------- -------
     Total interest-
       bearing deposits.........  2,069,452 11,925  2.29    1,837,212 18,222 3.93   2,018,914  37,434 2.48   1,818,070  60,066 4.42

   Note payable and
    short-term borrowings.......    127,797    891  2.77      112,512  1,388 4.89     136,564   3,072 3.01     122,675   5,463 5.95
   Guaranteed preferred
       debentures (3)...........     45,701    721  6.26       44,321    975 8.73      44,905   3,046 9.07      44,306   2,925 8.83
                                 ---------- ------         ---------  ------       ---------- -------       ---------- -------
     Total interest-bearing
        liabilities.............  2,242,950 13,537  2.39    1,994,045 20,585 4.10   2,200,383  43,552 2.65   1,985,051  68,454 4.61
                                            ------                    ------                  -------                  -------
Noninterest-bearing liabilities:
   Demand deposits..............    504,035                   412,366                 491,802                  412,017
   Other liabilities............     55,319                    39,176                  47,848                   39,327
                                 ----------                ----------              ----------                ---------
     Total liabilities..........  2,802,304                 2,445,587               2,740,033                2,436,395
Stockholders' equity............    311,533                   230,430                 298,458                  218,112
                                 ----------                ----------              ----------                ---------
     Total liabilities and
        stockholders' equity.... $3,113,837                $2,676,017              $3,038,491               $2,654,507
                                 ==========                ==========              ==========               ==========

Net interest income.............            34,117                    30,200                   98,236                   89,451
                                            ======                    ======                   ======                  =======
Interest rate spread............                    4.43                     4.26                     4.36                     4.24
Net interest margin (5).........                    4.88%                    4.97%                    4.86%                    5.01%
                                                    ====                     ====                     ====                     ====
-------------------------
(1) For purposes of these computations, nonaccrual loans are included in the average loan amounts.
(2) Interest income on loans includes loan fees.
(3) Interest income and interest expense include the effects of interest rate swap agreements.
(4) Information  is  presented  on  a  tax-equivalent  basis  assuming a tax rate of 35%. The tax-equivalent adjustments were approximately $1,000 for the three and nine months ended September 30, 2002.
(5) Net interest margin is the ratio of net interest income (expressed on a tax-equivalent basis) to average interest-earning assets.

Provision for Loan Losses

         The provision for loan losses was $7.2 million and $22.7 million for the three and nine months ended September 30, 2002, compared to $2.0 million and $2.9 million for the comparable periods in 2001, respectively. The increase in the provision for loan losses reflects a higher level of problem loans and related loan charge-offs and past due loans resulting from the economic conditions within our markets. Loan charge-offs were $5.1 million and $24.4 million for the three and nine months ended September 30, 2002, respectively, in comparison to $1.9 million and $7.7 million for the comparable periods in 2001. The increase in loan charge-offs for the three and nine months ended September 30, 2002 primarily reflects the slowdown in economic conditions prevalent within our markets as well as an aggregate of $12.9 million of loan charge-offs on four large credit relationships, representing over 52% of loan charge-offs in 2002. Loan recoveries were $2.1 million and $5.6 million for the three and nine months ended September 30, 2002, respectively, in comparison to $1.5 million and $3.1 million for the comparable periods in 2001. Additionally, nonperforming assets and past due loans have increased $4.1 million to $51.6 million at September 30, 2002 from $47.5 million at December 31, 2001. Our overall nonperforming and past due trends remain at higher than historical levels and are expected to remain at these levels in the near future. Management considered these trends in it overall assessment of the adequacy of the allowance for loan losses.

         Tables summarizing nonperforming assets, past due loans and charge-off and recovery experience are presented under "--Loans and Allowance for Loan Losses."

Noninterest Income

         Noninterest income was $6.8 million and $17.5 million for the three and nine months ended September 30, 2002, respectively, in comparison to $9.0 million and $19.7 million for the comparable periods in 2001. Noninterest income primarily consists of service charges on deposit accounts and customer service fees, bank-owned life insurance investment income, net gains on derivative instruments and other income.

         Service charges on deposit accounts and customer service fees increased to $3.6 million and $9.5 million for the three and nine months ended September 30, 2002, respectively, from $2.4 million and $6.6 million for the comparable periods in 2001. We attribute the increase in service charges and customer service fees to:

         >>   our acquisitions completed during 2001 and 2002;

         >> additional products and services available and utilized by our expanding base of consumer and corporate customers;

         >>   increased  fee income  resulting  from  revisions of  our customer
              service  charge  rates,  effective   July 1,  2002,  and  enhanced
              control of fee waivers; and

         >>   increased   income   associated  with  automated   teller  machine
              services and debit cards.

         Bank-owned life insurance investment income was $475,000 and $1.4 million for the three and nine months ended September 30, 2002, respectively, in comparison to $320,000 and $986,000 for the comparable periods in 2001. The increase for 2002 reflects changes in the portfolio mix of the underlying investments which improved our return on this product as well as the reinvestment of earnings.

         The net gain on derivative instruments was $582,000 and $443,000 for the three and nine months ended September 30, 2002, respectively, in comparison to $5.1 million and $8.0 million for the comparable periods in 2001. The decrease in income from derivative instruments reflects $2.1 million of gains resulting from the termination of certain interest rate swap agreements during the second quarter of 2001, the sale of the interest rate floor agreements in November 2001 and changes in the fair value of our interest rate cap agreement and fair value hedges.

         Other income was $2.2 million and $6.1 million for the three and nine months ended September 30, 2002, respectively, in comparison to $1.3 million and $4.4 million for the comparable periods in 2001. We attribute the primary components of the increase to:

         >>   our acquisitions completed during 2001 and 2002;

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

Noninterest Expense

         Noninterest expense was $22.4 million and $65.5 million for the three and nine months ended September 30, 2002, respectively, compared to $22.5 million and $65.8 million for the comparable periods in 2001. Noninterest expense consists primarily of salaries and employee benefits, occupancy, net of rental income, information technology fees, legal, examination and professional fees and other expense.

         Salaries and employee benefits were $9.0 million and $26.8 million for the three and nine months ended September 30, 2002, respectively, in comparison to $8.0 million and $24.3 million for the comparable periods in 2001. We primarily associate the increase with our 2001 acquisitions. However, the increase also reflects the higher salary and employee benefit costs associated with employing and retaining qualified personnel. In addition, the increase includes various additions to staff throughout 2001 to enhance senior management expertise and expand our product lines.

         Occupancy, net of rental income, and furniture and equipment expense was $5.1 million and $12.6 million for the three and nine months ended September 30, 2002, respectively, in comparison to $3.4 million and $10.2 million for the comparable periods in 2001. We primarily attribute the increase to our 2001 acquisitions, including certain nonrecurring expenses associated with lease obligation terminations, the relocation of certain branches and operational areas, increased depreciation expense associated with numerous capital expenditures and the continued expansion and renovation of various corporate and branch offices.

         Information technology fees were $2.4 million and $7.7 million for the three and nine months ended September 30, 2002, respectively, in comparison to $2.6 million and $7.4 million for the comparable periods in 2001. As more fully described in Note 5 to our consolidated financial statements, First Services, L.P. provides information technology and operational support to FB&T and us. We attribute the increased fees to growth and technological advancements consistent with our product and services offerings, and continued upgrades to technological equipment, networks and communication channels.

         Legal, examination and professional fees were $2.1 million and $7.4 million for the three and nine months ended September 30, 2002, respectively, in comparison to $3.1 million and $7.8 million for comparable periods in 2001. The decrease in these fees is primarily due to a decrease in management fees paid to First Banks for various corporate services offset by our expanded utilization of legal and professional services in conjunction with general corporate activities. See Note 5 to our consolidated financial statements for a further discussion of transactions with related parties.

         Amortization of intangibles associated with the purchase of subsidiaries was $300,000 and $832,000 for the three and nine months ended September 30, 2002, respectively, in comparison to $1.4 million and $4.1 million for the comparable periods in 2001. As more fully discussed in Note 3 to our consolidated financial statements, the significant decrease for 2002 is primarily attributable to the implementation of SFAS No. 142 in January 2002.

         Other expense was $2.6 million and $7.2 million for the three and nine months ended September 30, 2002, respectively, in comparison to $3.3 million and $9.3 million for the comparable periods in 2001. Other expense encompasses numerous general and administrative expenses including travel, meals and entertainment, insurance, freight and courier services, correspondent bank charges, miscellaneous losses and recoveries, memberships and subscriptions and transfer agent fees. We attribute the majority of the decrease in other expense in 2002 to a $1.8 million charge in 2001 associated with the establishment of a specific reserve on an unfunded letter of credit. The overall decrease was partially offset by expenses relating to our acquisitions completed during 2001, including certain nonrecurring expenses associated with those acquisitions, and overall continued growth and expansion of our banking franchise.

Provision for Income Taxes

         The provision for income taxes was $4.3 million and $10.6 million for the three and nine months ended September 30, 2002, representing an effective income tax rate of 37.8% and 38.3%, respectively, in comparison to $6.1 million and $16.4 million, representing an effective income tax rate of 41.5% and 40.4%, for the comparable periods in 2001, respectively. The decrease in the effective income tax rate for 2002 reflects the significant decline in amortization of intangibles associated with the purchase of subsidiaries, in accordance with the requirements of SFAS No. 142, which is not deductible for tax purposes.

                          Interest Rate Risk Management

         We utilize derivative financial instruments to assist in our management of interest rate sensitivity by modifying the repricing, maturity and option characteristics of certain assets and liabilities. The derivative instruments we hold are summarized as follows:

                                                                   September 30, 2002            December 31, 2001
                                                                ------------------------     -----------------------
                                                                   Notional     Credit       Notional       Credit
                                                                    Amount     Exposure       Amount       Exposure
                                                                    ------     --------       ------       --------
                                                                            (dollars expressed in thousands)

         Cash flow hedges.....................................    $605,000       1,038        555,000        1,006
         Fair value hedges....................................     100,900       2,196         54,900        1,881
         Interest rate cap agreement..........................     150,000         142        150,000          688
                                                                  ========       =====        =======       ======

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

         During the three and nine months ended September 30, 2002, the net interest income realized on our derivative financial instruments was $6.9 million and $19.4 million, respectively, in comparison to $3.5 million and $6.5 million for the comparable periods in 2001. The increase is primarily due to the interest income associated with the additional swap agreement entered into during June 2002 as well as the decline in prevailing interest rates. In addition, we realized a net gain on derivative instruments, which is included in noninterest income, of $582,000 and $443,000 for the three and nine months ended September 30, 2002, respectively, in comparison to $5.1 million and $8.0 million for the comparable periods in 2001. The net decrease in income from 2001 reflects $2.1 million of gains resulting from the termination of certain interest rate swap agreements during the second quarter of 2001, the sale of the interest rate floor agreements in November 2001 and changes in the fair value of our interest cap agreement and fair value hedges.

Cash Flow Hedges

         During September 2000, March 2001, April 2001 and March 2002, we entered into $300.0 million, $200.0 million, $130.0 million and $50.0 million notional amount, respectively, of interest rate swap agreements to effectively lengthen the repricing characteristics of certain interest-earning assets to correspond more closely with their funding source with the objective of stabilizing cash flow, and accordingly, net interest income over time. The underlying hedged assets are certain loans within our commercial loan portfolio. The swap agreements, which have been designated as cash flow hedges, provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the weighted average prime lending rate minus 2.70%, 2.82%, 2.82% and 2.80%, respectively. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. In November 2001, we terminated $75.0 million notional amount of the swap agreements originally entered into in April 2001, which would have expired in April 2006, in order to appropriately modify our overall hedge position in accordance with our interest rate risk management program. We recorded a pre-tax gain of $2.6 million in conjunction with the termination of these swap agreements. The amount receivable by us under the swap agreements was $1.6 million and $1.7 million at September 30, 2002 and December 31, 2001, respectively, and the amount payable by us was $583,000 and $647,000 at September 30, 2002 and December 31, 2001, respectively.


         The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as cash flow hedges as of September 30, 2002 and December 31, 2001 were as follows:

                                                          Notional     Interest Rate     Interest Rate      Fair
                         Maturity Date                     Amount          Paid            Received         Value
                         -------------                     ------          ----            --------         -----
                                                                      (dollars expressed in thousands)

         September 30, 2002:
             March 14, 2004...........................  $  50,000           1.95%             3.93%        $  1,452
             September 20, 2004.......................    300,000           2.05              6.78           26,963
             March 21, 2005...........................    200,000           1.93              5.24           14,044
             April 2, 2006............................     55,000           1.93              5.45            4,980
                                                        ---------                                          --------
                                                        $ 605,000           1.99              5.91         $ 47,439
                                                        =========          =====             =====         ========

         December 31, 2001:
             September 20, 2004.......................  $ 300,000           2.05%             6.78%        $ 20,490
             March 21, 2005...........................    200,000           1.93              5.24            4,951
             April 2, 2006............................     55,000           1.93              5.45            1,268
                                                        ---------                                          --------
                                                        $ 555,000           1.99              6.09         $ 26,709
                                                        =========          =====             =====         ========

Fair Value Hedges

         We entered into the following interest rate swap agreements, designated as fair value hedges, to effectively shorten the repricing characteristics of certain interest-bearing liabilities to correspond more closely with their funding source with the objective of stabilizing net interest income over time:

         >> During January 2001, we entered into $54.9 million notional amount of interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate. The underlying hedged liabilities are a portion of other time deposits. The terms of the swap agreements provide for us to pay interest on a quarterly basis and receive interest on a semiannual basis. The amount receivable by us under the swap agreements was $686,000 and $1.4 million at September 30, 2002 and December 31, 2001, respectively, and the amount payable by us under the swap agreements was $238,000 and $318,000 at September 30, 2002 and December 31, 2001, respectively.

         >> During June 2002, we entered into $46.0 million notional amount of interest rate swap agreements that provide for us to receive a fixed rate of interest and pay an adjustable rate of interest equivalent to the three-month London Interbank Offering Rate plus 1.97%. The underlying hedged liabilities are our guaranteed preferred beneficial interests in First Banks America, Inc. subordinated debentures. The terms of the swap agreements provide for us to pay and receive interest on a quarterly basis. At September 30, 2002, there were no amounts receivable or payable by us under the swap agreement.

         The maturity dates, notional amounts, interest rates paid and received and fair value of our interest rate swap agreements designated as fair value hedges as of September 30, 2002 and December 31, 2001 were as follows:

                                                          Notional     Interest Rate     Interest Rate      Fair
                         Maturity Date                     Amount          Paid            Received         Value
                         -------------                     ------          ----            --------         -----
                                                                      (dollars expressed in thousands)

         September 30, 2002:
             January 9, 2004........................... $  10,000           1.86%             5.37%        $   444
             January 9, 2006...........................    44,900           1.86              5.51           4,013
             June 30, 2028.............................    46,000           3.83              8.50             336
                                                        ---------                                          -------
                                                        $ 100,900           2.76              6.86         $ 4,793
                                                        =========          =====             =====         =======

         December 31, 2001:
             January 9, 2004........................... $  10,000           2.48%             5.37%        $   352
             January 9, 2006...........................    44,900           2.48              5.51           1,160
                                                        ---------                                          -------
                                                        $  54,900           2.48              5.48         $ 1,512
                                                        =========          =====             =====         =======




Interest Rate Cap Agreement

         In conjunction with the interest rate swap agreements maturing September 20, 2004, we also entered into a four-year $150.0 million notional amount interest rate cap agreement to limit the net interest expense associated with our interest rate swap agreements in the event of a rising rate scenario. The interest rate cap agreement provides for us to receive a quarterly adjustable rate of interest equivalent to the differential between the three-month London Interbank Offering Rate and the strike price of 7.50% should the three-month London Interbank Offering Rate exceed the strike price. At September 30, 2002 and December 31, 2001, the carrying value of this interest rate cap agreement, which is included in derivative instruments in the consolidated balance sheets, was $142,000 and $688,000, respectively.

Pledged Collateral

         At September 30, 2002 and December 31, 2001, we had pledged investment securities available for sale with a carrying value of $709,000 and $894,000, respectively, in connection with our interest rate swap agreements. In addition, at September 30, 2002 and December 31, 2001, we had accepted, as collateral in connection with the interest rate swap agreements, cash of $49.6 million and $1.5 million, respectively. At December 31, 2001, we had also accepted investment securities with a fair value of $28.5 million as collateral in connection with our interest rate swap agreements. We are permitted by contract to sell or repledge the collateral accepted from our counterparties, however, at September 30, 2002 and December 31, 2001, we had not done so.

                       Loans and Allowance for Loan Losses

         Interest earned on our loan portfolio represents our principal source of income. Interest and fees on loans were 90.4% and 91.1% of total interest income for the three and nine months ended September 30, 2002, respectively, in comparison to 89.5% and 89.8% for the comparable periods in 2001. Total loans, net of unearned discount, were $2.31 billion, or 73.6% of total assets, at
September 30, 2002,  compared to $2.32  billion,  or 75.9% of total  assets,  at
December 31, 2001. The decrease in loans, as reflected on our consolidated balance sheets, is primarily attributable to an anticipated amount of attrition associated with our acquisitions completed during the fourth quarter of 2001, current economic conditions prevalent within our markets resulting in lower loan demand, a decreased level of loans purchased from First Bank and the continued decline in our existing consumer and installment portfolio. Commensurate with our prescribed credit exposure guidelines for extending credit, loan participations sold to and purchased from First Bank were $184.6 million and $64.3 million at September 30, 2002, respectively, in comparison to $137.6 million and $93.1 million at December 31, 2001. See Note 5 to the consolidated financial statements for further discussion of transactions with related parties.

         Nonperforming assets include nonaccrual loans, restructured loans and other real estate. The following table presents the categories of nonperforming assets and certain ratios as of the dates indicated:

                                                                                      September 30,    December 31,
                                                                                          2002             2001
                                                                                          ----             ----
                                                                                    (dollars expressed in thousands)

         Nonperforming loans........................................................  $    33,923         19,564
         Other real estate..........................................................          239            547
                                                                                      -----------      ---------
                  Total nonperforming assets........................................  $    34,162         20,111
                                                                                      ===========      =========

         Loans, net of unearned discount............................................  $ 2,310,588      2,323,263
                                                                                      ===========      =========

         Loans past due:
             Over 30 days to 90 days................................................  $    14,834         18,713
             Over 90 days and still accruing........................................        2,644          8,660
                                                                                      -----------      ---------
                  Total past due loans..............................................  $    17,478         27,373
                                                                                      ===========      =========

         Ratio of:
             Allowance for loan losses to loans.....................................         2.02%          1.84%
             Nonperforming loans to loans...........................................         1.47           0.84
             Allowance for loan losses to nonperforming loans.......................       137.47         218.37
             Nonperforming assets to loans and other real estate....................         1.48           0.87
                                                                                      ===========      =========

         Nonperforming loans, consisting of loans on nonaccrual status and certain restructured loans, were $33.9 million at September 30, 2002, in comparison to $19.6 million at December 31, 2001. Past due loans have decreased 36.1% at September 30, 2002 compared to December 31, 2001, however, they remain at higher-than-normal levels, further contributing to the need for increased provisions for loan losses in 2002. In addition, net loan charge-offs increased significantly to $3.0 million and $18.8 million for the three and nine months ended September 30, 2002, respectively, from $383,000 and $4.6 million for the comparable periods in 2001, primarily due to the slowdown in economic conditions as well as charge-offs aggregating $12.9 million on four large credit relationships, representing over 52% of loan charge-offs in 2002. We attribute the higher trends in nonperforming and past due loans and charge-offs to economic conditions in our markets and we anticipate these trends will continue in the near future.

         The following table is a summary of our loan loss experience for the periods indicated:

                                                                         Three Months Ended      Nine Months Ended
                                                                            September 30,          September 30,
                                                                        -------------------      -----------------
                                                                         2002         2001       2002         2001
                                                                         ----         ----       ----         ----
                                                                             (dollars expressed in thousands)

         Allowance for loan losses, beginning of period............    $  42,459      34,586       42,721    37,930
                                                                       ---------    --------    ---------  --------
         Loans charged-off.........................................       (5,085)     (1,902)     (24,414)   (7,699)
         Recoveries of loans previously charged-off................        2,059       1,519        5,626     3,062
                                                                       ---------    --------    ---------  --------
         Net loan charge-offs......................................       (3,026)       (383)     (18,788)   (4,637)
                                                                       ---------    --------    ---------  --------
         Provision for loan losses.................................        7,200       2,000       22,700     2,910
                                                                       ---------    --------    ---------  --------
         Allowance for loan losses, end of period..................    $  46,633      36,203       46,633    36,203
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

                                    Liquidity

         Our liquidity and the liquidity of FB&T is the ability to maintain a cash flow, which is adequate to fund operations, service debt obligations and meet other commitments on a timely basis. FB&T receives funds for liquidity from customer deposits, loan payments, maturities of loans and investments, sales of investments and earnings. In addition, we may avail ourselves of other sources of funds by issuing certificates of deposit in denominations of $100,000 or more, borrowing federal funds, selling securities under agreements to repurchase and utilizing borrowings from the Federal Home Loan Bank and other borrowings, including our revolving note payable to First Banks. The aggregate funds acquired from these sources were $433.9 million and $445.1 million at September 30, 2002 and December 31, 2001, respectively.

         The following table presents the maturity structure of these other sources of funds, which consists of certificates of deposit of $100,000 or more, short-term borrowings and our revolving note payable, at September 30, 2002:

                                                                         (dollars expressed in thousands)

         Three months or less...................................................   $  180,872
         Over three months through six months...................................       63,154
         Over six months through twelve months..................................       83,324
         Over twelve months.....................................................      106,597
                                                                                    ---------
                  Total.........................................................    $ 433,947
                                                                                    =========

         We have periodically borrowed from First Banks under our revolving note payable. Borrowings under the revolving note payable have been utilized to facilitate the funding of our acquisitions, support repurchases of common stock from time to time and for other corporate purposes. Borrowings under the revolving note payable bear interest at an annual rate of one-quarter percent less than the "Prime Rate" as reported in the Wall Street Journal. The principal under the revolving note payable is due and payable on February 24, 2003 and interest is payable on a quarterly basis. At September 30, 2002 and December 31, 2001, there were $37.0 million and $71.0 million of advances outstanding under our revolving note payable. See Note 5 to the consolidated financial statements.

         In addition to these sources of funds, FB&T has established a borrowing relationship with the Federal Reserve Bank of San Francisco. This borrowing relationship, which is secured by commercial loans, provides an additional liquidity facility that may be utilized for contingency purposes. At September 30, 2002 and December 31, 2001, FB&T's borrowing capacity under this agreement was approximately $785.2 million and $774.5 million, respectively. In addition, FB&T's borrowing capacity through its relationship with the Federal Home Loan Bank was approximately $1.3 million and $1.0 million at September 30, 2002 and December 31, 2001, respectively. FB&T had no amounts outstanding under either of these agreements at September 30, 2002 and December 31, 2001, however, under a separate Federal Home Loan Bank agreement, FB&T had advances outstanding of $10.0 million and $10.5 million at September 30, 2002 and December 31, 2001, respectively.

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

      ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         At December 31, 2001, our risk management program's simulation model indicated a loss of projected net interest income in the event of a decline in interest rates. While a decline in interest rates of less than 100 basis points was projected to have a relatively minimal impact on our net interest income, an instantaneous, parallel decline in the interest yield curve of 100 basis points indicated a pre-tax projected loss of approximately 5.5% of net interest income, based on assets and liabilities at December 31, 2001. At September 30, 2002, we remain in an "asset-sensitive" position and thus, remain subject to a higher level of risk in a declining interest rate environment. Although we do not anticipate that instantaneous shifts in the yield curve as projected in our simulation model are likely, these are indications of the effects that changes in interest rates would have over time. Our asset-sensitive position, coupled with reductions in prevailing interest rates throughout 2001, is reflected in our reduced net interest margin for the three and nine months ended September 30, 2002 as compared to the comparable periods in 2001 and further discussed under "--Results of Operations." During the three and nine months ended September 30, 2002, our asset-sensitive position and overall susceptibility to market risks have not changed materially.

                        ITEM 4 - CONTROLS AND PROCEDURES

         Within the 90-day period prior to the filing date of this report, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our "disclosure controls and procedures" (as defined in rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934) and concluded on the basis of the evaluation that, as of the date of such evaluation, our disclosure controls and procedures were effective. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of that evaluation.

                           PART II - OTHER INFORMATION


                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) The exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

            Exhibit Number                           Description
            --------------                           -----------
                 10(a)                    Agreement  and  Plan  of  Merger dated
                                          September  23,  2002,  by   and  among
                                          First  Banks, Inc.,   FBA  Acquisition
                                          Corporation  and First Banks  America,
                                          Inc.  (filed  as  Exhibit 99.2  to the
                                          Form  8-K/A,  dated  November 8, 2002,
                                          and incorporated herein by reference).

(b) We filed two current reports on Form 8-K for the three months ended September 30, 2002 as follows:

          >> August 14, 2002 - Item 5 of the report references a press release announcing an agreement in principle between FBA and First Banks for the buyout of FBA's publicly held common shares.

          >> September 24, 2002 - Item 5 of the report references a press release announcing the signing of an agreement and plan of merger between FBA and First Banks that provides for the buyout of FBA's publicly held common shares and the merger of a wholly owned subsidiary of First Banks with and into FBA. (This Form 8-K/A was corrected in a Form 8-K/A filed on November 8, 2002.)

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  FIRST BANKS AMERICA, INC.





                                  By: /s/ James F. Dierberg
                                      -----------------------------------------
                                          James F. Dierberg
                                          Chairman of the Board of Directors,
                                          President and Chief Executive Officer
November 12, 2002                         (Principal Executive Officer)




                                  By: /s/ Allen H. Blake
                                      -----------------------------------------
                                          Allen H. Blake
                                          Executive Vice President
                                          and Chief Financial Officer
November 12, 2002                         (Principal Financial and
                                          Accounting Officer)

                                  CERTIFICATION
                       REQUIRED BY RULES 13A-14 AND 15D-14
                    UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, James F. Dierberg, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Banks America, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002
                                    FIRST BANKS AMERICA, INC.



                                    By:/s/ James F. Dierberg
                                       -----------------------------------------
                                           James F. Dierberg
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

                                  CERTIFICATION
                       REQUIRED BY RULES 13A-14 AND 15D-14
                    UNDER THE SECURITIES EXCHANGE ACT OF 1934

I, Allen H. Blake, certify that:

1. I have reviewed this quarterly report on Form 10-Q of First Banks America, Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 12, 2002
                                            FIRST BANKS AMERICA, INC.



                                            By: /s/  Allen H. Blake
                                                --------------------------------
                                                     Allen H. Blake
                                                     Executive Vice President
                                                     and Chief Financial Officer
                                                     (Principal Financial and
                                                     Accounting Officer)

                        CERTIFICATION OF PERIODIC REPORT


         I, James F. Dierberg, Chairman of the Board of Directors, President and Chief Executive Officer of First Banks America, Inc. (the Company), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         (1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 30, 2002 (the Report) fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  November 12, 2002              /s/ James F. Dierberg
                                       -----------------------------------------
                                           James F. Dierberg
                                           Chairman of the Board of Directors,
                                           President and Chief Executive Officer

                        CERTIFICATION OF PERIODIC REPORT


         I, Allen H. Blake, Executive Vice President and Chief Financial Officer of First Banks America, Inc. (the Company), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

         (1) the Quarterly Report on Form 10-Q of the Company for the quarterly period ended September 30, 2002 (the Report) fully complies with the requirements of Sections 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  November 12, 2002                    /s/  Allen H. Blake
                                             -----------------------------------
                                                  Allen H. Blake
                                                  Executive Vice President and
                                                  Chief Financial Officer